Form 10-Q
period 1993-12-04
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1994-01-18
CIK 43300

Executed Copy
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 4, 1993             Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------

             (Exact name of registrant as specified in charter)
       Maryland                                         13-1890974
       --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2 Paragon Drive, Montvale, New Jersey                      07645
- - -------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     201-573-9700
                                                       ------------

- - -------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at Dec. 4, 1993
            -----                      ----------------------------

Common stock - $1 par value                       38,220,333 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share figures)
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                              Dec. 4,      Dec. 5,      Dec. 4,    Dec. 5,
                               1993          1992       1993         1992
                             ----------  ----------   ----------  ----------

Sales                        $2,342,935  $2,375,809   $8,021,567  $8,123,885
Cost of merchandise sold     (1,677,356) (1,708,036)  (5,724,341) (5,811,699)
                             ----------  ----------   ----------  ----------
Gross margin                    665,579     667,773    2,297,226   2,312,186
Store operating, general and
 administrative expense        (652,193)   (657,248)  (2,212,057) (2,213,755)
                             ----------  ----------   ----------  ----------
Income from operations           13,386      10,525       85,169      98,431
Interest expense                (12,754)    (14,903)     (46,230)    (50,264)
Provision for potential loss
 on Isosceles investment              -           -            -    (151,238)
                             ----------  ----------   ----------  ----------
Income (loss) before income
 taxes and cumulative effect        632      (4,378)      38,939    (103,071)
Benefit (provision) for
 income taxes                	     (253)      4,800      (15,553)     44,700
                             ----------  ----------   ----------  ----------
Income (loss) before
 cumulative effect                  379         422       23,386     (58,371)
Cum. effect on prior years of
 changes in acctg. principles
   Income taxes                       -           -            -     (64,500)
   Postretirement benefits            -           -            -     (26,500)
                             ----------  ----------   ----------  ----------
Net income (loss)                   379         422       23,386    (149,371)
Retained earnings at
 beginning of period            563,515     610,792      555,796     775,873
Cash dividends                   (7,644)     (7,644)     (22,932)    (22,932)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $  556,250  $  603,570   $  556,250  $  603,570
                             ==========  ==========   ==========  ==========
Earnings (loss) per share:
 Income (loss) before
   cumulative effect         $      .01  $      .01   $      .61  $    (1.53)

 Cum. effect on prior years of
   changes in acctg. principles
   Income taxes                       -           -            -       (1.69)
   Postretirement benefits            -           -            -        (.69)
                             ----------  ----------   ----------  ----------
 Net income (loss)           $      .01  $      .01   $      .61  $    (3.91)
                             ==========  ==========   ==========  ==========

Cash dividends               $      .20  $      .20   $      .60  $      .60
                             ==========  ==========   ==========  ==========

Weighted average number of
  shares outstanding         38,220,000  38,220,000   38,220,000  38,219,000
                             ==========  ==========   ==========  ==========

               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                            Dec. 4, 1993   Feb. 27, 1993
                                           -------------   -------------
                                            (Unaudited)
ASSETS
- - ------
  Current assets:
   Cash and short-term investments         $  129,332       $  110,120
   Accounts receivable                        200,744          194,557
   Inventories                                881,138          856,319
   Prepaid expenses and other assets           67,846           60,496
                                           ----------       ----------
     Total current assets                   1,279,060        1,221,492
                                           ----------       ----------

  Property:
   Property owned                           1,599,578        1,562,805
   Property leased                            126,030          141,339
                                           ----------        ---------
     Property-net                           1,725,608        1,704,144
  Other assets                                166,321          165,294
                                           ----------       ----------
  Total Assets                             $3,170,989       $3,090,930
                                           ==========       ==========














               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                            Dec. 4, 1993   Feb. 27, 1993
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- - ----------------------------------

  Current liabilities:
   Current portion of long-term debt       $  152,380       $  104,660
   Current portion of obligations under
     capital leases                            16,824           18,021
   Accounts payable                           498,811          512,604
   Book overdrafts                            181,102          161,851
   Accrued salaries, wages and benefits       154,674          157,405
   Accrued taxes                               37,287           11,953
   Other accruals                             188,794          198,229
                                           ----------       ----------
     Total current liabilities              1,229,872        1,164,723
                                           ----------       ----------

  Long-term debt                              501,262          414,301
                                           ----------       ----------
  Obligations under capital leases            164,972          182,066
                                           ----------       ----------
  Deferred income taxes                       118,559          141,184
                                           ----------       ----------
  Other non-current liabilities               133,719          154,326
                                           ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                  38,229           38,229
   Capital surplus                            453,475          453,475
   Cumulative translation adjustment          (24,986)         (12,809)
   Retained earnings                          556,250          555,796
   Treasury stock, at cost, 9,157 and
     9,098 shares, respectively                  (363)            (361)
                                           ----------       ----------
   Total shareholders' equity               1,022,605        1,034,330
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,170,989       $3,090,930
                                           ==========       ==========
               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                       40 Weeks Ended
                                                Dec. 4, 1993    Dec. 5, 1992
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  23,386       $ (149,371)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
    Provision for potential loss on Isosceles
      investment                                       -          151,238
    Cumulative effect on prior years of changes
      in accounting principles:
       Income taxes                                    -           64,500
       Postretirement benefits                         -           26,500
    Depreciation and amortization                180,948          176,127
    Decrease in deferred income taxes
      before cumulative effect                    (5,187)         (61,098)
    (Gain) loss on disposal of owned property         82           (3,608)
    Increase in receivables                       (7,649)         (10,450)
    (Increase)decrease in inventories            (16,382)           1,354
    Increase in other current assets             (10,590)            (874)
    Decrease in accounts payable                  (9,610)         (32,777)
    Increase (decrease) in accrued salaries,
      wages and benefits                            (167)             549
    Increase (decrease) in accrued taxes          24,472          (21,390)
    Decrease in store closing reserves           (36,254)          (1,014)
    Decrease in other accruals                    (9,945)          (5,141)
    Other                                         (2,058)          15,782
                                               ---------        ---------
Net cash provided by operating activities        131,046          150,327
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (201,741)        (143,332)
  Proceeds from disposal of property              13,278           11,057
  Acquisition of business net of
  cash acquired                                  (42,948)               -
                                               ---------        ---------
Net cash used in investing activities           (231,411)        (132,275)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                   140,103           21,467
  Payment of long-term debt                       (5,132)         (33,778)
  Increase in book overdrafts                     22,752           17,091
  Principal payments on capital leases           (13,630)         (14,289)
  Cash dividends                                 (22,932)         (22,932)
  Proceeds from stock options exercised                -               27
  Purchase of treasury stock                          (2)              (3)
                                               ---------        ---------
Net cash provided by (used in)
 financing activities                            121,159          (32,417)
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                 (1,582)          (2,146)
                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                         19,212          (16,511)

Cash and Short-Term Investments
  at Beginning of Period                         110,120          136,166
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 129,332        $ 119,655
                                               =========        =========

               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended December 4, 1993 and December 5, 1992 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustments associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 and No. 106 and the provision for potential loss on Isosceles investment. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1992 Annual Report on Form 10-K and Form 10-K/A.

   Certain reclassifications have been made to the prior years' financial statements in order to conform to the current year presentation.

2) ACQUISITIONS

   On  March  29,  1993,  the  Company acquired  certain  assets,  including inventory, of 48 Big Star stores in the Atlanta, Georgia area for approximately $43 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations are included in the Statements of Consolidated Operations from the date of acquisition. The Company is in the process of finalizing the fair value of assets acquired and liabilities assumed based on current appraisals and assessments.

3) INCOME TAXES

   The provision for income taxes for the 40 weeks ended December 4, 1993 reflects the increase in the corporate tax rate since the beginning of the fiscal year, offset by retroactive targeted jobs tax credits as prescribed in the Omnibus Budget Reconciliation Act of 1993.

4) INDEBTEDNESS

   On January 7, 1994, subsequent to the end of the third quarter, the Company issued $200 million of unsecured, non-callable 7.70% Senior Notes due 2004. The net proceeds from the issuance of these Notes will be used for general corporate purposes including the repayment of certain debt, the construction of new stores, the remodeling of existing stores and the closure of small outmoded stores.

5) LABOR UNIONS, CANADIAN STRIKE

   The Company has been in negotiations with Local Nos. 175 and 633, United Food & Commercial Workers, regarding a collective bargaining agreement involving approximately 6,500 employees in 63 "Miracle Mart", "Ultra Mart" and other stores in Ontario, Canada. The Union struck 63 stores on November 19, 1993. Because the Company has no ability to hire replacement workers under Ontario law, the stores are closed for business. The Company made an offer to settle the dispute which was rejected by the union members on December 11, 1993. The Company cannot predict the outcome of negotiations. Revenues of the 63 stores approximate 25% of the total Canadian operations with gross margin rates approximating the overall gross margin rates of the total Canadian operations. Since the date of the strike, the Company has incurred one time costs of $1.3 million mainly due to inventory losses on perishable products which could not be removed from the stores due to picketing activities. The Company estimates that its profitability and cash flow may be negatively impacted by approximately $1 million per week in the near term.

   There are twenty-two significant union contracts expiring in 1993 and 1994 which have not yet been extended. These contracts affect approximately 31,000 employees. These union contracts are either in the early stages of negotiation or negotiations have not begun.

   Included in the balance sheet caption "Other assets" is C$70 million (U.S. $52 million) of goodwill related to the Miracle Food Mart acquisition. Management periodically reassesses the appropriateness of its goodwill balance based on forecasts of operating cash flow less significant anticipated cash requirements. While cash flows have been negatively impacted by the Canadian work stoppage described above, the Company believes that the stoppage is temporary and that the cash flows projected to be generated on an undiscounted basis should be sufficient to recover the goodwill balance over its remaining life.

6) ADOPTION OF SFAS NO. 112 DURING FISCAL 1994

   Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits", will be effective for fiscal years beginning after December 15, 1993 and will require the accrual of costs for preretirement postemployment benefits provided to former or inactive employees and the recognition of an obligation for these benefits. The Company intends to adopt the statement effective February 27, 1994.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       12 WEEKS ENDED DECEMBER 4, 1993
                      ---------------------------------
OPERATING RESULTS

Sales for the third quarter ended December 4, 1993 of $2.3 billion decreased $33 million or 1.4% from last year. A lower Canadian exchange rate adversely affected sales by $24 million or 1.0%. Excluding the effects of the change in exchange rates, sales decreased by $9 million or 0.4%. Contributing factors were the closing of 81 outmoded stores principally in the Company's major markets of the Northeast, Michigan and Canada (2.6%), a strike in Canada's Miracle Food Mart chain (1.4%) and a reduced same store sales rate of 1.0% in the U.S. and 0.8% in Canada (excluding the Miracle Food Mart strike) offset by the acquisition of Big Star stores (2.5%) and the opening of 21 new stores principally in the Northeast (2.0%). Same store sales declines reflect the difficult sales climate and lack of inflation both in the U.S and Canada. Average weekly sales per store were approximately $164,400 versus $163,500 for the corresponding period of the prior year for a 0.6% increase.

Gross margin as a percent of sales increased 0.3% to 28.4% in the third quarter of 1993 from 28.1% for the third quarter of the prior year resulting primarily from the continued benefits derived from the Company's centralized purchasing function, changes in product mix and increased buying allowances partly offset by increased special price reductions. Total gross margin decreased $2 million mainly as a result of the negative effect of the Canadian exchange rate of $6 million and $2 million decreased volume offset by a net increase in rates of $6 million.

In the United States, gross margin as a percentage of sales increased 0.2% to 28.3%, resulting in an increase in gross margin dollars of $4 million while sales volume gains increased gross margin by $10 million.

In Canada, gross margin declined 11.5%, reflecting volume declines of $12 million due to the loss of sales volume in closed stores, the effect of the Miracle Food Mart strike and a $6 million decline due to the negative effects of the Canadian exchange rate offset by an improved gross margin rate of 0.6%, increasing margins by $2 million.

Store operating, general and administrative expense as a percent of sales increased to 27.8% from 27.7% for the corresponding period in the prior year resulting primarily from increased costs and expenses associated with store labor and occupancy partly offset by decreased customer/employee accident costs. U.S. expenses increased $7 million principally due to the addition of Big Star stores in 1993 offset by reduced expenses from store closures. Canadian expenses were $12 million below the corresponding period in the prior year as a result of reduced expenses from store closures coupled with the decrease in the exchange rate and the effect of the Miracle Food Mart strike.

Interest expense decreased from the previous year primarily due to reduced capital lease obligations partially offset by higher outstanding borrowings.

Income before income taxes for the third quarter ended December 4, 1993 is $0.6 million compared to a loss of $4.4 million for the comparable period in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       40 WEEKS ENDED DECEMBER 4, 1993
                      ---------------------------------
OPERATING RESULTS

Sales for the 40 weeks ended December 4, 1993 of $8.0 billion decreased $102 million or 1.3% from the 40 weeks ended December 5, 1992. A lower Canadian exchange rate adversely affected sales by $102 million or 1.3%. Other factors were the closing of 110 outmoded stores principally in the Company's major markets of the Northeast, Michigan and Canada (2.6%), reduced same store sales (1.1%) and a strike in Canada's Miracle Food Mart chain (0.4%) largely offset by the acquisition of Big Star stores (2.3%) and the opening of 21 new stores principally in the Northeast (1.8%). U.S. same store sales decline of 1.7% reflects last year's impact of the Kroger strike in the Michigan region, the difficult sales climate and lack of inflation, largely offset by improved same store sales in Canada of 1.1% (excluding the effects of the Miracle Food Mart strike). Average weekly sales per store of approximately $166,100 remained unchanged from the corresponding period of the prior year.

Gross margin as a percent of sales increased to 28.6% for the current year from 28.5% for the comparable period in the prior year resulting primarily from the continued benefits derived from the Company's centralized purchasing function and changes in product mix partly offset by decreased buying allowances and increased special price reductions. Total gross margin decreased $15 million primarily as a result of the negative effect of the Canadian exchange rate of $29 million offset by a $14 million increase in gross margin rates.

In the United States, gross margin as a percentage of sales decreased 0.1% to 28.4%, decreasing margins by $9 million while sales volume increased gross margin by $15 million.

In Canada, gross margin rate increased 1.4% resulting in increased gross margin dollars of $23 million, offset by a $29 million decline due to
Canadian  exchange  rate  declines and a decrease in  sales  volume  of  $15 million due to the loss of sales in closed stores and the effects of the Miracle Food Mart strike.

Store operating, general and administrative expense as a percent of sales increased to 27.6% from 27.2% for the comparable period in the prior year resulting primarily from increased costs and expenses associated with store occupancy and store labor partly offset by decreased customer/employee accident costs. U.S. expenses increased $29 million mainly due to the addition of the Big Star stores in 1993 offset by reduced expenses from store closures. Canadian expenses decreased $31 million as a result of reduced expenses from store closures coupled with the decrease in the exchange rate and the effects of the Miracle Food Mart strike.

Interest expense decreased from the previous year primarily due to reduced capital lease obligations and lower interest rates on short-term borrowings partially offset by higher outstanding borrowings.

Income before taxes for the 40 weeks ended December 4, 1993 is $38.9 million compared to a loss of $103.1 million for the comparable period in the prior year. The prior year loss reflects a $151.2 million provision for potential loss on the Company's total investment in Isosceles PLC. Pretax income before this provision was $48.2 million.

The provision for income taxes for the 40 weeks ended December 4, 1993 reflects the increase in the corporate tax rate since the beginning of the fiscal year, offset by retroactive targeted jobs tax credits as prescribed in the Omnibus Budget Reconciliation Act of 1993.

During the first quarter of fiscal 1992, the Company adopted SFAS Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS Statement No. 109, "Accounting for Income Taxes". As a result, the Company reported non-recurring charges of $26.5 million and $64.5 million, respectively, as the cumulative effect of these changes on
prior  years.   Income  before  the cumulative  effect  of  the  changes  in accounting principles and the provision to write-off the investment in Isosceles was $30.9 million or $.81 per share.




LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter with working capital of $49.2 million compared to $56.8 million at the beginning of the fiscal year, primarily as a result of a $47.7 million increase in the current portion of long-term debt. The Company's cash and short-term investments increased $19.2 million to $129.3 million during this period. The Company also has in excess of $200 million in various available credit facilities. Proceeds from long-term debt in the 40 weeks ended December 4, 1993 were primarily utilized to fund the acquisition of Big Star of approximately $43 million.

On January 7, 1994, subsequent to the end of the third quarter, the Company issued $200 million of unsecured, non-callable 7.70% Senior Notes due 2004. The net proceeds from the issuance of these Notes will be used for general corporate purposes including the repayment of certain debt, the construction of new stores, the remodeling of existing stores and the closure of small outmoded stores.

These  available  cash resources, together with income from operations,  are
sufficient   for  the  Company's  capital  expenditure  program,   mandatory
scheduled debt repayments and dividend payments for fiscal 1993.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None


Item 5.  Other Information
         -----------------
         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January   , 1994    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)