Form 10-K
period 1994-02-26
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1994-05-26
CIK 43300

Executed Copy

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                          Commission file number 1-4141
ended February 26, 1994

                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
           (Exact name of registrant as specified in its charter)

                     MARYLAND                          13-1890974
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)         Identification No.)

            2 Paragon Drive, Montvale, New Jersey                07645
            (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code        201-573-9700

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange on
Title of each class                                  which registered

Common Stock - $1 par value                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                    None
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 23, 1994 was $912,510,450.


The number of shares of common stock outstanding at May 23, 1994 was 38,220,333.


                    Documents Incorporated by Reference

The information required by Part I Items 1 (d) and 3, and Part II Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1993 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 26, 1994, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.



PART I

ITEM 1.  Business

General

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operates approximately 1,173 stores averaging 32,300 square feet per store. On the basis of reported sales for fiscal 1993, the Company believes that it had the seventh largest sales volume of any retail food chain in the United States and the largest market share in metropolitan New York and Detroit and in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Family Mart, Farmer Jack, Kohl's, Waldbaum's, Food Emporium, Food Mart, Food Bazaar, Miracle Food Mart, Sav-A-Center, Ultra Mart, Futurestore, Dominion and Compass Foods, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, fresh fish and cheese departments. National, regional and local brands are sold as well as private label merchandise and generic (non-branded) products. In support of its retail operations, the Company also operates two coffee roasting plants, two bakeries, one delicatessen food kitchen, an ice cream plant and (through a joint venture) a dairy. The products processed in these facilities are sold under the Company's own brand names which include A&P, Eight O'Clock, Bokar, Royale, Jane Parker, Wesley's Quaker Maid, Master Choice, and America's Choice. All products produced by A&P's food processing operations are sold in Company stores.
A&P also sells its coffee and ice cream products to unaffiliated retail outlets outside of its marketing areas.

Building upon a broad base of A&P supermarkets, the Company has expanded and diversified within the retail food business through the acquisition of other supermarket chains and the development of several alternative store types. The Company now operates its stores with merchandise, pricing and identities tailored to appeal to different segments of the market, including buyers seeking gourmet and ethnic foods, unusual produce, a wide variety of premium quality private label goods and health and beauty aids along with the array of traditional grocery products.

Modernization of Facilities

A&P is engaged in a continuing program of modernizing its corporate operations and retail stores. During fiscal 1993, the Company expended approximately $267 million for capital projects. The Company's plans for fiscal 1994 anticipate capital expenditures of approximately $340 million which include the opening of 35 new stores and the remodeling or expansion of 120 stores. As usual, the Company is currently developing plans for additional stores to be opened in the following fiscal year.


Sources of Supply

The Company obtains the merchandise sold in its stores from a variety of suppliers located primarily in the United States and Canada. The Company has long-standing and satisfactory relations with its suppliers.

The Company maintains processing facilities which produce coffee, deli products and certain baked goods. The ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.


Employees

As of the close of fiscal 1993, the Company had approximately 94,000 employees, of which 68% were employed on a part-time basis. Approximately 89% of the Company's employees are covered by union contracts.

During fiscal year 1993, a labor strike caused a 14-week closure of 63 Miracle Food Mart and Ultra Mart stores in Ontario, Canada. Under Ontario law, the Company could not hire replacement workers and, therefore, the stores were closed for business. The strike was resolved and stores re-opened on February 25, 1994. The new Miracle Food Mart labor agreement ended a competitive cost disadvantage that the Miracle Food Mart stores have labored under since their acquisition.

Competition

The supermarket business is highly competitive throughout the marketing areas served by the Company and is generally characterized by low profit margins on sales with earnings primarily dependent upon rapid inventory turnover, careful cost controls and the ability to achieve high sales volume. The Company competes for sales and store locations with a number of national and regional chains as well as with many independent and cooperative stores and markets.

Foreign Operations

The information required is contained in the 1993 Annual Report to Shareholders on pages 24 and 25 and is herein incorporated by reference.

ITEM 2.  Properties


At February 26, 1994, the Company operated 1,173 retail stores.
Approximately 7% of the Company's stores are owned, while the remainder are leased. The stores are geographically located as follows:


          New England States:
            Connecticut.............    64
            Maine...................     2
            Massachusetts...........    31
            New Hampshire...........     1
            Rhode Island............     4
            Vermont.................     3
                                       ---
              Total.................   105


          Middle Atlantic States:
            District of Columbia....     1
            Delaware................     9
            Maryland................    52
            New Jersey..............   120
            New York................   203
            Pennsylvania............    51
                                       ---
              Total.................   436


          Mid-Western States:
            Michigan................   105
            Wisconsin...............    58
                                       ---
              Total.................   163


          Southern States:
            Alabama.................    10
            Florida.................     3
            Georgia.................    63
            Kentucky................     3
            Louisiana...............    36
            Mississippi.............     7
            North Carolina..........    34
            South Carolina..........    13
            Virginia................    54
            West Virginia...........     8
                                       ---
              Total.................   231

              Total United States...   935


          Ontario, Canada...........   238
                                     -----
              Total Stores.......... 1,173
                                     =====



The total area of all retail stores is approximately 38 million square feet averaging 32,300 square feet per store. The stores built by the Company over the past several years and those planned for fiscal 1994, generally range in size from 30,000 to 65,000 square feet, of which approximately 68% is utilized as selling area.

The Company operates two coffee roasting plants, two bakeries, one delicatessen food kitchen, an ice cream plant and (through a joint venture) a dairy in the United States and Canada. In addition, the Company maintains warehouses which service its store network.

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $82 million as of February 26, 1994.

ITEM 3.  Legal Proceedings

The information required is contained in the 1993 Annual Report to Shareholders on page 24 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1993.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1993 Annual Report to Shareholders on pages 29, 31 and 33 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 31 of the 1993 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1993 Annual Report to Shareholders on pages 17, 18 and 19 and is herein incorporated by reference.

ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed hereunder are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1993 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 29 of the 1993 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Executive Officers of the Company

        Name             Age        Current Position

  James Wood..........    64  Chairman of the Board
                                and Chief Executive Officer
  Fred Corrado........    54  Vice Chairman of the Board,
                                Chief Financial Officer and Treasurer
  Christian W.E. Haub     29  President and Chief Operating Officer
  Michael J. Larkin...    52  Executive Vice President - Operations
  Peter J. O'Gorman...    55  Executive Vice President -
                                Development and Strategic Planning
  Gerald L. Good......    51  Senior Vice President - Chairman, The Great
                                Atlantic and Pacific Tea Company,
                                Limited, Canada
  George Graham.......    44  Senior Vice President,
                                Chief Merchandising Officer
  J. Wayne Harris.....    55  Senior Vice President - Northeast Operations
  Ivan K. Szathmary...    57  Senior Vice President and
                                Chief Services Officer
  Robert G. Ulrich....    59  Senior Vice President and General Counsel
  Ernest H. Berthold..    63  Vice President and Assistant to the
                                Chief Executive Officer

Corporate officers of the Company are elected annually and serve at the pleasure of the Board of Directors; each of the executive officers is a corporate officer.

Mr. Wood was elected Chairman of the Board and Chief Executive Officer on April 29, 1980. From December 1988 to December 1993 and at other prior times he also served as President. He is Chairman of the Executive Committee and is an ex officio member of the Finance and Retirement Benefits Committees of the Board.

Mr. Corrado was elected to the Board of Directors of the Company on December 4, 1990 and as Vice Chairman of the Board on October 6, 1992. Prior to becoming Vice Chairman, he was Executive Vice President. He has served as Chief Financial Officer since joining the Company in January 1987. He also served as Treasurer of the Company in 1987 and was re-elected Treasurer on April 18, 1989.

Mr. Haub was elected President of the Company on December 7, 1993. He has served as a director since December 3, 1991 and is a member of the Finance Committee. During the past 5 years and prior to assuming his present position he served as Corporate Vice President and Assistant to the Executive Vice President, Development and Strategic Planning, and prior to joining the Company in 1991, Mr. Haub was a partner in the investment banking firm, Global Reach, to which he had come from the investment banking firm of Dillon Read & Co., Inc. in New York City. Prior thereto, in 1989 he received his MBA from the University of Economics in Vienna, Austria and between 1985 and 1989 he was a member of the Supervisory Board of LOWA Warenhandel Gesellschaft mbH, an affiliate of Tengelmann.

Mr. Larkin was elected Executive Vice President - Operations in March 1990. Prior thereto, he was Senior Vice President - East Coast Operations, and subsequently, he has also served as Executive Vice President and Chief Operating Officer.

Mr. O'Gorman was elected Executive Vice President - Development and Strategic Planning in 1991. During the past five years and prior to assuming his present position, he was successively Senior Vice President -
Development and Marketing and Executive Vice President - Development.

Mr. Good was elected Senior Vice President in March 1992. During the past five years and prior to assuming his present position as Chairman, The Great Atlantic and Pacific Tea Company, Limited, Canada in the Fall of 1992, he served as Senior Vice President - Field Administration and as Vice President
- - - Chief Administrative Officer. Prior to returning to the Company in October 1990, he had been President, International Business Interiors, Inc.

Mr. Graham was elected Senior Vice President - Chief Merchandising Officer in March 1990. During the past five years and prior to assuming his present position he was successively Vice President Merchandising, Metro Group and President, Metro Group.

Mr. Harris was elected Senior Vice President - Northeast Operations in October 1993. Prior to assuming his present position, he was Corporate Vice President - Operations. During the past five years and prior to joining the Company in September 1992, he was Group President, Cincinnati/Dayton marketing area of the Kroger Company.

Dr. Szathmary was elected Senior Vice President and Chief Services Officer in July 1986.

Mr. Ulrich was elected Senior Vice President and General Counsel of the Company in April 1981.

Mr. Berthold was elected Vice President and Assistant to the Chief Executive Officer on July 12, 1988.

In addition to the listed officers, Messrs. James W. Rowe, age 69, and James
L. Madden, age 65, were executive officers during fiscal year 1993.

Mr. Rowe retired from the Board of Directors effective July 13, 1993, where he last served as Vice Chairman of the Executive Committee of the Board. During the past five years, Mr. Rowe also had served as Vice Chairman of the Board and Assistant to the Chief Executive Officer.

Mr. Madden was elected Senior Vice President - Operations in March 1990. Immediately prior thereto, he was Senior Vice President - Canadian, Midwest and Southern Operations. He retired at the end of fiscal year 1993.

The Company has filed with the Commission since the close of its fiscal year ended February 26, 1994 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 12 and is incorporated by reference from the proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required is contained in the Company's 1994 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required is contained in the Company's 1994 definitive proxy statement on pages 1 and 6 and is herein incorporated by reference.


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

   1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 1993 Annual Report to Shareholders. The following required items, appearing on pages 20 through 30 of the 1993 Annual Report to Shareholders, are herein incorporated by reference:

      Statements of Consolidated Operations
      Statements of Consolidated Shareholders' Equity
      Consolidated Balance Sheets
      Statements of Consolidated Cash Flows
      Notes to Consolidated Financial Statements
      Independent Auditors' Report

   2) Financial Statement Schedules:
                                                          Page
       I)  Marketable Securities - Other Investments       9
       V)  Property, Plant and Equipment                  10-11
      VI)  Accumulated Depreciation, Depletion
           and Amortization of Property,
           Plant and Equipment                            12-13
      IX)  Short-Term Borrowings                          14
       X)  Supplementary Income Statement Information     15

      Independent Auditors' Report                        16

   All other schedules are omitted because they are not required or do not apply, or the information is included elsewhere in the financial statements or notes thereto.

   3) Exhibits:

       Exhibit                                    Incorporation by reference
       Numbers    Description                       (If applicable)

          2)      Not Applicable
          3)      Articles of Incorporation
                  and By-Laws
                  a) Articles of Incorporation    Exhibit 3)a) to Form 10-K
                     as amended through           for fiscal year ended
                     July 1987                    February 27, 1988
                  b) By-Laws as amended through   Exhibit 3)b) to Form 10-K
                     March 1989                   for fiscal year ended
                                                  February 25, 1989

          4)      Instruments defining the        Exhibit A to Form 10-Q
                  rights of security holders,     for the quarter ended
                  including indentures            August 27, 1977; and
                                                  Registration Statement
                                                  No. 33-14624 on Form S-3
                                                  filed May 29, 1987

          9)      Not Applicable

         10)      Material Contracts
                  a) Compensation Agreements           Exhibit 10)b) to Form
10-K
                     for the Five Named           for the fiscal years ended
                     Executive Officers           February 25, 1989,
                                                  February 24, 1990 and
                                                  February 29, 1992
                                                  and attached

                  b) Supplemental Executive       Exhibit 10)b) to Form 10-K
                     Retirement Plan, amended          for the fiscal year
ended
                     and restated                 February 27, 1993




       Exhibit                                    Incorporation by reference
       Numbers    Description                       (If applicable)

                  c) 1975 Stock Option Plan,      Exhibit 10) to Form 10-K
                       as amended                 for the fiscal year ended
                                                  February 23, 1985

                  d) 1984 Stock Option Plan,      Exhibit 10)e) to Form 10-K
as amended                                   for the fiscal year ended
February 23, 1991

         11)      Not Applicable

         12)      Not Applicable

         13)      1993 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Not Applicable

         28)      Not Applicable


  (b) Reports on Form 8-K

      No reports on Form 8-K were filed for the fiscal year ended February 26, 1994.


                                                        SCHEDULE I



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES


                  MARKETABLE SECURITIES - OTHER INVESTMENTS


                 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 1994




                                                                Amount at
                                                                which each
                                                               portfolio of
                                                             equity security
                                                                  issues
                                                                 and each
                     Number of                                other security
                     shares or               Market value of  issue carried
Name of issuer    units-principal   Cost of   each issue at       in the
and title of      amount of bonds    issue       balance      balance sheet
each issue           and notes       ($000)     sheet date        ($000)

Isosceles PLC units 1,364,102 units  -0- (1)     -0- (1)          -0- (1)

- - ----------------------------------------------------------------------------



                 FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1993


Isosceles PLC units 1,364,102 units  -0- (1)     -0- (1)          -0- (1)






Notes: (1) During fiscal 1992, the Company recorded a provision for potential loss on its total investment in Isosceles PLC.






                                                            SCHEDULE V
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES


                         PROPERTY, PLANT & EQUIPMENT
                            (Dollars in thousands)

                  BALANCE AT                           OTHER       BALANCE
                  BEGINNING    ADDITIONS RETIREMENTS  CHARGES/      AT END
                  OF PERIOD     AT COST    OR SALES (DEDUCTIONS)  OF PERIOD

For The Fiscal Year Ended
  February 26, 1994:

Land                 $96,491   $11,779    $(738)    $(628)(2)      $106,904
Buildings            229,658    24,828     (608)    3,435(1,2,3)    257,313
Equipment and leasehold
  improvements     2,117,898   222,786  (80,232)  (75,172)(1,2,3) 2,185,280
                   ---------   -------  -------   -------         ---------
     Subtotal      2,444,047   259,393  (81,578)  (72,365)        2,549,497
Capitalized leased property:
  Equipment            7,865         -   (4,504)        -             3,361
  Real property      288,954     2,037  (27,590)   (7,245)(2)       256,156
                  ----------  --------  --------  --------        ---------
     Total        $2,740,866  $261,430$(113,672) $(79,610)       $2,809,014
                  ==========  ======== =========  ========       ==========



For The Fiscal Year Ended
  February 27, 1993:

Land                 $88,718    $8,808    $(355)    $(680) (2)       $96,491
Buildings            226,734     8,463   (2,160)   (3,379) (1,2)     229,658
Equipment and leasehold
  improvements     1,999,908   234,867  (56,620)  (60,257) (1,2)   2,117,898
                   ---------   -------   -------   -------         ---------

  Subtotal         2,315,360   252,138  (59,135)  (64,316)         2,444,047

Capitalized leased property:
  Equipment           15,288         -   (7,423)        -              7,865
  Real property      303,848         -   (9,090)   (5,804) (2)       288,954
                  ----------  --------  --------  --------        ----------
  Total           $2,634,496  $252,138 $(75,648) $(70,120)        $2,740,866
                  ==========  ========  ========  ========        ==========


Notes:     (1) Includes write-off of fully depreciated assets.
      (2)  Includes effect of foreign currency translation.
      (3) Includes reclassification of beginning balance from equipment to buildings.



                                                     SCHEDULE  V (continued)

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES


                         PROPERTY, PLANT & EQUIPMENT
                            (Dollars in thousands)


                       BALANCE
                          AT    ADDITIONS              OTHER       BALANCE
                      BEGINNING     AT   RETIREMENTS  CHARGES/      AT END
                      OF PERIOD    COST    OR SALES (DEDUCTIONS)  OF PERIOD



For The Fiscal Year Ended
  February 29, 1992:

Land                    $89,289    $1,330  $(1,565)    $(336)(2)     $88,718
Buildings               220,087    11,061     (523)   (3,891)(1,2)   226,734
Equipment and leasehold
  improvements        1,928,040   144,727  (27,016)  (45,843)(1,2) 1,999,908
                      ---------   -------   -------   -------      ---------
     Subtotal         2,237,416   157,118  (29,104)  (50,070)      2,315,360
Capitalized leased property:
  Equipment              17,033         -   (1,745)        -          15,288
  Real property         302,574    11,091   (7,119)   (2,698)(2)     303,848
                     ----------  --------  --------  -------      ----------
     Total           $2,557,023  $168,209 $(37,968) $(52,768)     $2,634,496
                     ==========  ========  ======== ========      ==========









Notes:    (1)  Includes write-off of fully depreciated assets.
      (2)  Includes effect of foreign currency translation.


                                                           SCHEDULE VI

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

           ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT & EQUIPMENT
                           (Dollars in thousands)

                      BALANCE  ADDITIONS
                         AT     CHARGED                OTHER       BALANCE
                     BEGINNING     TO    RETIREMENTS  CHARGES/      AT END
                     OF PERIOD  EXPENSE    OR SALES (DEDUCTIONS)  OF PERIOD


For The Fiscal Year Ended
  February 26, 1994:

Buildings               $56,757     $8,985    $(428)   $(1,363)(1,2)  $63,951
Equipment and leasehold
  improvements          824,485    204,960  (58,560)   (50,084)(1,2)  920,801
                     ----------    -------   -------   -------      ---------
       Subtotal         881,242    213,945  (58,988)   (51,447)       984,752

Capitalized leased property:
  Equipment               6,295        945   (4,504)         -          2,736
  Real property         149,185     14,724  (27,021)    (2,895)(2)    133,993
                     ----------   --------  --------  --------     ----------
       Total         $1,036,722   $229,614 $(90,513)  $(54,342)    $1,121,481
                     ==========   ========  ========  ========     ==========




For The Fiscal Year Ended
  February 27, 1993:

Buildings               $49,945     $8,367    $(431)   $(1,124)(1,2)   $56,757
Equipment and leasehold
  improvements          703,929    197,638  (31,674)   (45,408)(1,2)   824,485
                        -------    -------   -------   -------       ---------
     Subtotal           753,874    206,005  (32,105)   (46,532)        881,242

Capitalized leased property:
  Equipment              11,869      1,849   (7,423)         -           6,295
  Real property         143,973     15,669   (8,313)    (2,144)(2)     149,185
                       --------    -------   -------   -------       ---------
     Total             $909,716   $223,523 $(47,841)  $(48,676)     $1,036,722
                       ========   ========  ========  ========      ==========





Notes:    (1)  Includes write-off of fully depreciated assets.
          (2)  Includes effect of foreign currency translation.
                                                    SCHEDULE  VI (continued)


               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

           ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT & EQUIPMENT
                            (Dollars in thousands)



                       BALANCE  ADDITIONS
                          AT     CHARGED               OTHER       BALANCE
                      BEGINNING     TO   RETIREMENTS  CHARGES/      AT END
                      OF PERIOD  EXPENSE   OR SALES (DEDUCTIONS)  OF PERIOD

For The Fiscal Year Ended
  February 29, 1992:

Buildings               $43,476     $8,307    $(470)   $(1,368)(1,2)   $49,945
Equipment and leasehold
  improvements          569,417    193,754  (19,659)   (39,583)(1,2)   703,929
                       --------    -------  -------    -------       ---------
     Subtotal           612,893    202,061  (20,129)   (40,951)        753,874

Capitalized leased property:
  Equipment              10,287      3,327   (1,745)         -          11,869
  Real property         135,594     16,374   (7,092)      (903)(2)     143,973
                       --------   -------- --------   --------        --------
     Total             $758,774   $221,762 $(28,966)  $(41,854)       $909,716
                       ========   ======== ========   ========        ========











Notes:    (1)  Includes write-off of fully depreciated assets.
          (2)  Includes effect of foreign currency translation.




                                                          SCHEDULE IX

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

                            SHORT-TERM BORROWINGS
                           (Dollars in thousands)



                                          MAXIMUM      AVERAGE     WEIGHTED
       CATEGORY OF              WEIGHTED   AMOUNT       AMOUNT     AVERAGE
        AGGREGATE    BALANCE    AVERAGE OUTSTANDING  OUTSTANDING   INTEREST
        SHORT-TERM    AT END    INTEREST   DURING       DURING   RATE DURING
        BORROWINGS  OF PERIOD     RATE   THE PERIOD   THE PERIOD  THE PERIOD


For The Fiscal
 Year Ended
 Feb. 26, 1994:
        Bank
        Borrowings   $70,681       3.6%   $110,000     $10,000       3.4%


For the Fiscal
 Year Ended
 Feb. 27, 1993:
        Bank
        Borrowings   $     -       -       $74,000     $18,000       3.5%


For The Fiscal
 Year Ended
 Feb. 29, 1992:
        Bank
        Borrowings   $50,000       4.2%    $83,786     $36,965       5.5%



















                                                          SCHEDULE  X

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           (Dollars in thousands)

                                                 CHARGED TO COSTS
                                                  AND EXPENSES (1)

                                              FISCAL YEARS ENDED
                                        FEBRUARY   FEBRUARY  FEBRUARY
                                        26, 1994   27, 1993  29, 1992



Advertising .........................    $163,105  $156,741   $185,654

Depreciation and amortization........    $235,910  $228,976   $224,641



(1) Items other than those shown are omitted because they do not exceed one percent of total sales and revenues.




































                        INDEPENDENT AUDITORS' REPORT



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.:



We have audited the consolidated financial statements of The Great Atlantic
& Pacific Tea Company, Inc. and its subsidiary companies as of February 26, 1994 and February 27, 1993, and for each of the three fiscal years in the period ended February 26, 1994, and have issued our report thereon dated April 28, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Great Atlantic & Pacific Tea Company, Inc. and its subsidiary companies, listed in
Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche


April 28, 1994



















SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Great Atlantic & Pacific Tea Company, Inc.
                                             (registrant)

Date May 17, 1994             By:            /s/ Fred Corrado
                                             (Signature)
                                             Fred Corrado
                                        Vice Chairman of the Board,
                                   Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

      /s/ James Wood          Chairman of the Board,
          James Wood          Chief Executive Officer and Director

      /s/ Fred Corrado        Vice Chairman of the Board,
          Fred Corrado        Chief Financial Officer, Treasurer and
                                Director

   /s/ Rosemarie Baumeister   Director
      Rosemarie Baumeister

   /s/ Christopher F. Edley   Director
      Christopher F. Edley

    /s/ Christian W.E. Haub   Director
       Christian W.E. Haub

      /s/ Helga Haub          Director
          Helga Haub

/s/Barbara Barnes Hauptfuhrer Director
   Barbara Barnes Hauptfuhrer

  /s/ Paul C. Nagel, Jr.      Director
     Paul C. Nagel, Jr.

   /s/ Eckart C. Siess        Director
      Eckart C. Siess

    /s/ Fritz Teelen          Director
       Fritz Teelen

  /s/ R.L. "Sam" Wetzel       Director
     R.L. "Sam" Wetzel










The above-named persons signed this report on behalf of the registrant on May 17, 1994.





   /s/Kenneth A. Uhl      Vice President, Controller   May 17, 1994
   Kenneth A. Uhl                                      Date





                                EXHIBIT INDEX


               3)      Incorporated by reference

               4)      Incorporated by reference

               10)a)   Incorporated by reference and attached

               13)     Attached

               21)     Attached

               23)     Attached