Form 10-Q
period 1994-06-18
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1994-08-01
CIK 43300

Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 18, 1994             Commission File Number 1-4141

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

            Class                       Outstanding at June 18, 1994
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
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 18,         June 19,
                                         1994             1993
                                      ----------       ----------

Sales                                 $3,225,359       $3,279,264
Cost of merchandise sold             (2,312,715)      (2,338,110)
                                      ----------       ----------
Gross margin                             912,644          941,154
Store operating, general and
 administrative expense                (880,866)        (893,149)
                                      ----------       ----------
Income from operations                    31,778           48,005
Interest expense                        (20,476)         (19,105)
                                      ----------       ----------
Income before income
 taxes and cumulative effect              11,302           28,900
Provision for income taxes               (4,057)         (11,850)
                                      ----------       ----------
Income before
 cumulative effect                         7,245           17,050
Cumulative effect on prior years of
 change in accounting principle:
   Postemployment benefits               (4,950)                -
                                      ----------       ----------
Net income                                 2,295           17,050
Retained earnings at
 beginning of period                     529,179          555,796
Cash dividends                           (7,644)          (7,644)
                                      ----------       ----------
Retained earnings at
 end of period                        $  523,830       $  565,202
                                      ==========       ==========
Earnings per share:
 Income before
   cumulative effect                  $      .19       $      .45

 Cumulative effect on prior years of
   change in accounting principle:
   Postemployment benefits                  (.13)               -
                                      ----------       ----------
 Net income                           $      .06       $      .45
                                      ==========       ==========

Cash dividends                        $      .20       $      .20
                                      ==========       ==========

Weighted average number of
  shares outstanding                  38,220,333       38,220,376
                                      ==========       ==========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                           June 18, 1994   Feb. 26, 1994
                                           -------------   -------------
                                            (Unaudited)
ASSETS
- - ------
  Current assets:
   Cash and short-term investments         $  120,941       $  124,236
   Accounts receivable                        200,072          190,954
   Inventories                                860,597          850,077
   Prepaid expenses and other assets           71,213           65,072
                                           ----------       ----------
     Total current assets                   1,252,823        1,230,339
                                           ----------       ----------

  Property:
   Property owned                           1,551,234        1,564,745
   Property leased                            117,220          122,788
                                           ----------        ---------
     Property-net                           1,668,454        1,687,533
  Other assets                                181,461          180,823
                                           ----------       ----------
  Total Assets                             $3,102,738       $3,098,695
                                           ==========       ==========














                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 18, 1994   Feb. 26, 1994
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- - ----------------------------------

  Current liabilities:
   Current portion of long-term debt        $  79,170        $  77,755
   Current portion of obligations under
     capital leases                            15,578           16,097
   Accounts payable                           490,443          458,875
   Book overdrafts                            173,962          196,818
   Accrued salaries, wages and benefits       157,642          173,366
   Accrued taxes                               47,844           35,879
   Other accruals                             186,936          192,342
                                           ----------       ----------
     Total current liabilities              1,151,575        1,151,132
                                           ----------       ----------

  Long-term debt                              581,925          544,399
                                           ----------       ----------
  Obligations under capital leases            156,547          162,866
                                           ----------       ----------
  Deferred income taxes                        85,348          100,405
                                           ----------       ----------
  Other non-current liabilities               143,331          145,476
                                           ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                  38,229           38,229
   Capital surplus                            453,475          453,475
   Cumulative translation adjustment         (31,159)         (26,103)
   Retained earnings                          523,830          529,179
   Treasury stock, at cost, 9,157 shares        (363)            (363)
                                           ----------       ----------
   Total shareholders' equity                 984,012          994,417
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,102,738       $3,098,695
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                       16 Weeks Ended
                                               June 18, 1994   June 19, 1993
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  2,295         $ 17,050
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                     4,950                -
    Depreciation and amortization                 75,019           73,899
    Deferred income tax provision (benefit)
      on income before cumulative effect           (529)            2,781
    (Gain) loss on disposal of owned property      (992)            1,463
    (Increase) decrease in receivables           (9,683)            4,402
    (Increase)decrease in inventories           (14,593)              490
    Increase in other current assets            (13,450)          (9,535)
    Increase in accounts payable                  33,670           29,797
    Increase (decrease) in accrued salaries,
      wages and benefits                        (14,137)            4,878
    Increase in accrued taxes                     11,400            5,772
    Decrease in store closing reserves           (4,444)         (16,133)
    Decrease in other accruals                   (7,458)            (261)
    Other                                        (8,822)            4,126
                                               ---------        ---------
Net cash provided by operating activities         53,226          118,729
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (65,395)         (87,851)
  Proceeds from disposal of property               3,438            4,994
  Acquisition of business, net of
  cash acquired                                        -         (42,948)
                                               ---------        ---------
Net cash used in investing activities           (61,957)        (125,805)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    42,705           47,690
  Payment of long-term debt                      (2,769)          (8,676)
  Increase (decrease)in book overdrafts         (21,373)            7,537
  Principal payments on capital leases           (4,664)          (5,827)
  Cash dividends                                 (7,644)          (7,644)
  Purchase of treasury stock                           -              (1)
                                               ---------        ---------
Net cash provided by financing
 activities                                        6,255           33,079
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                  (819)            (504)
                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                        (3,295)           25,499

Cash and Short-Term Investments
  at Beginning of Period                         124,236          110,120
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 120,941        $ 135,619
                                               =========        =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 16 weeks ended June 18, 1994 and June 19, 1993 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1993 Annual Report on Form 10-K.

   Certain  reclassifications have been made to the prior  interim  periods'
   financial   statements  in  order  to  conform  to  the  current   period
   presentation.


2) ACCOUNTING CHANGE

   Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the accrual of costs for preretirement postemployment benefits provided to former or inactive employees and the recognition of an obligation for these benefits.

   The Company's previous accounting policy had been to accrue for workers' compensation and a principle portion of long-term disability benefits and to expense other postemployment benefits, such as short-term disability, as incurred. As a result, the Company recorded a charge of $5.0 million, net of applicable income taxes of $3.9 million, as the cumulative effect of recording the obligation as of the beginning of the year. The effect of adopting the Statement will have an immaterial effect on the financial results before the cumulative effect of accounting change for the fiscal year.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 18, 1994
                      ---------------------------------
OPERATING RESULTS

Sales for the first quarter ended June 18, 1994 of $3.2 billion decreased $54 million or 1.6% from last year. A lower Canadian exchange rate adversely affected sales by $51 million or 1.5%. In addition, a competitors' strike in the Northeast last year resulted in a current year sales decline of $29 million or 0.9%. Excluding the effects of the change in exchange rates and the effect of last year's competitor's strike, sales increased by $26 million or 0.8%. Contributing to this increase were the opening of 7 new stores during the first quarter of fiscal 1994. New store openings since the beginning of fiscal 1993 and the acquisition of Big Star stores during the prior year first quarter added approximately $115 million or 3.5% to sales in the first quarter of fiscal 1994. The Company, in its continuing program to eliminate obsolete, unproductive stores, closed 28 stores during the first quarter of fiscal 1994. The closure of stores since the beginning of fiscal 1993 reduced comparative sales by approximately $80 million or 2.4%. Same store sales, excluding the effect of last year's competitors' strike, were down $9 million or 0.3%. Average weekly sales per store were approximately $172,900 versus $168,100 for the corresponding period of the prior year for a 2.9% increase.

Same store sales for U.S. operations were 1.1% ahead of prior year, after excluding last year's effect of the competitors' strike. In Canada, same store sales declined 5.6%, largely reflecting the slow return of sales for the Miracle Food Mart stores since the settlement of the Canadian labor strike on the last day of fiscal 1993.

Gross margin as a percent of sales decreased 0.4% to 28.3% in the first quarter of 1994 from 28.7% for the first quarter of the prior year resulting primarily from increased special price reductions and reduced margins partly offset by increased buying allowances. The gross margin dollar decrease of $29 million is a result of a lower Canadian exchange rate ($13 million), a decrease in rates of $15 million and a decrease in volume of $1 million. The U.S. gross margin increased $16 million principally as a result of increased volume of $10 million. In Canada, gross margin declined $45 million, consisting of a decrease in rates of $20 million, a decrease due to the exchange rate decline of $13 million and volume declines of $12 million.

Store operating, general and administrative expense as a percent of sales increased to 27.3% from 27.2% for the corresponding period in the prior year resulting primarily from increased costs and expenses associated with store occupancy and customer and employee accidents in both the U.S. and Canada partly offset by reduced labor costs in Canada.

Interest expense increased from the previous year primarily due to increased U.S. borrowings of $100 million in Notes and an increase in interest rates on short-term borrowings partly offset by a decrease in the interest rate on long-term Notes from 8.12% to 7.70%.

Income before income taxes and cumulative effect for the first quarter ended June 18, 1994 is $11.3 million compared to $28.9 million for the comparable period in the prior year.
                                     -6-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

The income tax provision recorded in the first quarter of fiscal years 1994 and 1993 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results.

Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $.13 per share (net-of-tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter with working capital of $101 million compared to $79 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $121 million at the end of the first quarter of fiscal 1994 compared to $124 million at the end of fiscal 1993. The Company has in excess of $300 million in various available credit facilities.

These  available  cash resources, together with income from operations,  are
sufficient   for  the  Company's  capital  expenditure  program,   mandatory
scheduled debt repayments and dividend payments for fiscal 1994.

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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 29, 1994       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)