Form 10-Q
period 1994-09-10
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1994-10-24
CIK 43300

Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 10, 1994           Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at September 10, 1994
            -----                   ---------------------------------

Common stock - $1 par value                       38,220,333 shares





               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share figures)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                        September 10, September 11, September 10, September 11,
                               1994          1993       1994         1993
                            -----------  ----------- ----------- -----------

Sales                        $2,390,914  $2,399,368   $5,616,273  $5,678,632
Cost of merchandise sold    (1,710,003) (1,708,875)  (4,022,718) (4,046,985)
                             ----------  ----------   ----------  ----------
Gross margin                    680,911     690,493    1,593,555   1,631,647
Store operating, general and
 administrative expense       (655,043)   (666,715)  (1,535,909) (1,559,864)
                             ----------  ----------   ----------  ----------
Income from operations           25,868      23,778       57,646      71,783
Interest expense               (16,418)    (14,371)     (36,894)    (33,476)
                             ----------  ----------   ----------  ----------
Income before income
 taxes and cumulative effect      9,450       9,407       20,752      38,307
Provision for income taxes      (3,393)     (3,450)      (7,450)    (15,300)
                             ----------  ----------   ----------  ----------
Income before cumulative
 effect                           6,057       5,957       13,302      23,007

Cumulative effect on prior years of
 change in accounting principle-

   Postemployment benefits            -           -      (4,950)           -
                             ----------  ----------   ----------  ----------
Net income                        6,057       5,957        8,352      23,007
Retained earnings at
 beginning of period            523,830     565,202      529,179     555,796
Cash dividends                  (7,644)     (7,644)     (15,288)    (15,288)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $  522,243  $  563,515   $  522,243  $  563,515
                             ==========  ==========   ==========  ==========
Earnings per share:
 Income before
     cumulative effect       $      .16  $      .15   $      .35  $      .60

 Cumulative effect on prior years of
   change in accounting principle-

   Postemployment benefits            -           -         (.13)          -
                             ----------  ----------   ----------  ----------
 Net income                  $      .16  $      .15   $      .22  $      .60
                             ==========  ==========   ==========  ==========

Cash dividends               $      .20  $      .20   $      .40  $      .40
                             ==========  ==========   ==========  ==========

Weighted average number of
  shares outstanding         38,220,000  38,220,000   38,220,000  38,220,000
                             ==========  ==========   ==========  ==========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                      September 10, 1994   February 26, 1994
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
- - ------
  Current assets:
   Cash and short-term investments         $  132,683         $  124,236
   Accounts receivable                        197,616            190,954
   Inventories                                849,769            850,077
   Prepaid expenses and other assets           63,869             65,072
                                           ----------         ----------
     Total current assets                   1,243,937          1,230,339
                                           ----------         ----------

  Property:
   Property owned                           1,553,270          1,564,745
   Property leased                            114,728            122,788
                                           ----------          ---------
     Property-net                           1,667,998          1,687,533
  Other assets                                177,540            180,823
                                           ----------         ----------
  Total Assets                             $3,089,475         $3,098,695
                                           ==========         ==========














                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                      September 10, 1994   February 26, 1994
                                      ------------------   ------------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- - ----------------------------------

  Current liabilities:
   Current portion of long-term debt        $  56,746          $  77,755
   Current portion of obligations under
     capital leases                            15,277             16,097
   Accounts payable                           468,352            458,875
   Book overdrafts                            167,947            196,818
   Accrued salaries, wages and benefits       148,936            173,366
   Accrued taxes                               38,882             35,879
   Other accruals                             165,293            192,342
                                           ----------         ----------
     Total current liabilities              1,061,433          1,151,132
                                           ----------         ----------

  Long-term debt                              662,340            544,399
                                           ----------         ----------
  Obligations under capital leases            154,206            162,866
                                           ----------         ----------
  Deferred income taxes                        89,009            100,405
                                           ----------         ----------
  Other non-current liabilities               137,516            145,476
                                           ----------         ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                  -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                  38,229             38,229
   Capital surplus                            453,475            453,475
   Cumulative translation adjustment         (28,613)           (26,103)
   Retained earnings                          522,243            529,179
   Treasury stock, at cost, 9,157 shares        (363)              (363)
                                           ----------         ----------
   Total shareholders' equity                 984,971            994,417
                                           ----------         ----------
   Total liabilities and shareholders'
     equity                                $3,089,475         $3,098,695
                                           ==========         ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        28 Weeks Ended
                                               September 10,     September 11,
                                                   1994              1993
                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  8,352           $ 23,007
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                     4,950                  -
    Depreciation and amortization                132,082            129,503
    Deferred income tax provision
      on income before cumulative effect           6,511              1,837
    (Gain) loss on disposal of owned property    (1,815)              1,589
    Increase in receivables                      (6,894)            (4,741)
    (Increase)decrease in inventories            (1,509)             13,835
    Increase in other current assets            (11,851)           (11,810)
    Increase in accounts payable                  10,166             27,765
    Increase (decrease) in accrued salaries,
      wages and benefits                        (23,397)              3,475
    Increase in accrued taxes                      2,608             13,417
    Decrease in store closing reserves           (9,128)           (22,069)
    Decrease in acquisition reserves            (13,901)           (10,787)
    Decrease in insurance reserves              (17,371)           (12,363)
    Other                                        (2,420)              5,579
                                               ---------          ---------
Net cash provided by operating activities         76,383            158,237
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                    (117,009)          (138,139)
  Proceeds from disposal of property               6,253              7,584
  Acquisition of business, net of
  cash acquired                                        -           (42,948)
                                               ---------          ---------
Net cash used in investing activities          (110,756)          (173,503)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    98,651             77,294
  Payment of long-term debt                      (3,579)            (2,999)
  Decrease in book overdrafts                   (28,108)           (22,461)
  Principal payments on capital leases           (8,468)            (9,629)
  Cash dividends                                (15,288)           (15,288)
  Purchase of treasury stock                           -                (2)
                                               ---------          ---------
Net cash provided by financing
 activities                                       43,208             26,915
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                  (388)            (1,313)
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                          8,447             10,336

Cash and Short-Term Investments
  at Beginning of Period                         124,236            110,120
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 132,683          $ 120,456
                                               =========          =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 28 weeks ended September 10, 1994 and September 11, 1993 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits". Interim results are not necessarily indicative of results for a full year.

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


2) ACCOUNTING CHANGE

   Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the accrual of costs for preretirement, postemployment benefits provided to former or inactive employees and the recognition of an obligation for these benefits.

   The Company's previous accounting policy had been to accrue for workers' compensation and a principal portion of long-term disability benefits and to expense other postemployment benefits, such as short-term disability, as incurred. As a result, the Company recorded a charge of $5.0 million, net of applicable income taxes of $3.9 million, as the cumulative effect of recording the obligation as of the beginning of the year. The effect of adopting the Statement will have an immaterial effect on the financial results before the cumulative effect of accounting change for the fiscal year.


3) CONTINGENCY

   During the second quarter of fiscal 1994, the Company entered into certain labor agreements in Canada which allow the union employees the option of participating in a termination/reassignment program affecting current A&P store employees. While the cost of the program could be substantial, until implementation occurs or is at least substantially underway (which is anticipated to be by the end of the Company's third quarter) no reasonably accurate estimate of the cost of this program can be determined.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 10, 1994
                      ---------------------------------
OPERATING RESULTS

Sales for the second quarter ended September 10, 1994 of $2.4 billion decreased $8 million or 0.4% from last year. A lower Canadian exchange rate adversely affected sales by $26 million or 1.1%. Excluding the effect of the change in exchange rates, sales increased 0.7%. Contributing to this increase were the opening of 8 new stores during the first two quarters of fiscal 1994. New store openings since the beginning of fiscal 1993 added approximately 3.1% to sales in the second quarter of fiscal 1994. The Company, in its continuing program to eliminate unproductive stores, closed 58 stores during the first two quarters of fiscal 1994. The closure of stores since the beginning of fiscal 1993 reduced comparative sales by 3.3%. Same store sales for the second quarter were 0.7% ahead of prior year. Average weekly sales per store were approximately $174,700 versus $165,200 for the corresponding period of the prior year for a 5.8% increase.

Second quarter sales for U.S. operations have improved, with same store sales up 2.6% and comparable store sales, which include replacement stores, up 3.4% over the prior year. In Canada, same store sales declined 7.0%, largely reflecting the slow return of sales for the Miracle Food Mart stores since the settlement of a 14-week labor strike in 70 Miracle Food Mart stores which ended February 25, 1994.

Gross margin as a percent of sales decreased 0.3% to 28.5% in the second quarter of 1994 from 28.8% for the second quarter of the prior year resulting primarily from increased special price reductions partly offset by increased margins in the U.S.. The gross margin dollar decrease of $10 million is a result of a lower Canadian exchange rate ($7 million) and a decrease in gross margin rates of $8 million, partly offset by an increase in volume of $5 million. The U.S. gross margin increased $18 million principally as a result of increased volume of $15 million. In Canada, gross margin declined $28 million, consisting of volume declines of $11 million, a decrease in gross margin rates of $10 million and the exchange rate decline of $7 million.

Store operating, general and administrative expense as a percent of sales decreased to 27.4% from 27.8% for the corresponding period in the prior year resulting primarily from reduced labor costs and decreased general liability and workmen's compensation costs, principally in the U.S., partly offset by increased advertising and store occupancy costs.

Interest expense increased from the previous year primarily due to increased U.S. borrowings of $100 million in Long-term Notes and an increase in interest rates on short-term borrowings partly offset by a decrease in the interest rate on Long-term Notes.

Income before income taxes for the second quarter ended September 10, 1994 is $9.5 million compared to $9.4 million for the comparable period in the prior year. As a result of the Canadian sales decline mentioned above, the Company has not been able to fully realize the benefits of the labor settlement. The Company continues to believe that the benefits of the promotional programs and the labor settlement will have a positive impact on the future Canadian operating results. The future profitability of the Canadian business has a direct impact on the Company's ability to recover the goodwill associated with such operations and realize deferred tax assets previously recorded. The Company continues to evaluate the recoverability of the goodwill associated with its Canadian operations and the likelihood of realizing its deferred tax assets.

The income tax provision recorded in the second quarter of fiscal years 1994 and 1993 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 10, 1994
                    -------------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 10, 1994 of $5.6 billion decreased $62 million or 1.1% from last year. A lower Canadian exchange rate adversely affected sales by $77 million or 1.4%. In addition, a competitors' strike in the New York metropolitan market last year resulted in an estimated current year comparable sales decline of 0.5%. Excluding the effects of the change in exchange rates and the effect of last year's competitors' strike, sales increased 0.8%. New store openings since the beginning of fiscal 1993 and the acquisition of Big Star stores in the prior year first quarter added approximately 3.3% to sales in the first two quarters of fiscal 1994. The closure of stores since the beginning of fiscal 1993 reduced comparative sales by approximately 2.7%. Same store sales for the first 28 weeks of fiscal 1994 increased 0.1% over prior year. Average weekly sales per store were approximately $173,700 versus $166,900 for the same period of the prior year for a 4.1% increase.

Same store sales for U.S. operations were 1.7% ahead of prior year, after excluding the effect of last year's competitors' strike. Canadian same store sales were down 6.2% mainly due to the slow recovery of sales for the Miracle Food Mart stores since the settlement of the Canadian labor strike on the last day of fiscal 1993.

Gross margin as a percent of sales decreased 0.3% to 28.4% for the current year from 28.7% for the prior year resulting primarily from increased special price reductions partly offset by increased buying allowances in the U.S.. The gross margin dollar decrease of $38 million is a result of the decline in the Canadian exchange rate of $20 million and a decrease in gross margin rates of $22 million, principally Canadian, partly offset by an increase in volume of $4 million. The U.S. gross margin increased $35 million of which $25 million is attributable to volume increases. In
Canada, gross margin decreased $73 million, consisting of a decrease in gross margin rates of $31 million, a volume decline of $22 million and the exchange rate decline of $20 million.

Store operating, general and administrative expense as a percent of sales decreased to 27.3% from 27.5% for the prior year primarily resulting from decreased store labor partly offset by increased advertising and store occupancy costs.

Interest expense increased from the previous year mainly as a result of increased US. borrowings of $100 million in Long-term Notes and an increase in interest rates on short-term borrowings partly offset by a decrease in the interest rate on Long-term Notes.

Income before income taxes and cumulative effect for the 28 weeks ended September 10, 1994 is $20.8 million compared to $38.3 million for the same period of the prior year. As a result of the Canadian sales decline mentioned above, the Company has not been able to fully realize the benefits of the labor settlement. The Company continues to believe that the benefits of the promotional programs and the labor settlement will have a positive impact on the future Canadian operating results. The future profitability of the Canadian business has a direct impact on the Company's ability to recover the goodwill associated with such operations and realize deferred tax assets previously recorded. The Company continues to evaluate the recoverability of the goodwill associated with its Canadian operations and the likelihood of realizing its deferred tax assets.

The income tax provision for the first 28 weeks of fiscal years 1994 and 1993 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results.

Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $0.13 per share (net of tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $183 million compared to $79 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $133 million at the end of the second quarter of fiscal 1994 compared to $124 million at the end of fiscal 1993. The Company has in excess of $300 million in various available credit facilities.

These  available  cash resources, together with income from operations,  are
sufficient   for  the  Company's  capital  expenditure  program,   mandatory
scheduled debt repayments and dividend payments for fiscal 1994.

For fiscal 1994, the Company had planned capital expenditures of approximately $340 million for 35 new stores and approximately 120 remodels and expansions. Certain store openings and remodels and expansions have been delayed mainly to permit compliance with applicable regulatory requirements. Accordingly, the Company has adjusted its planned 1994 capital expenditures to approximately $250 million including 20 new stores and approximately 75 remodels and expansions. For the 28 weeks ended
September 10, 1994, capital expenditures totaled $117 million, which included 8 new stores and 33 remodels and enlargements.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its Annual Meeting of Shareholders, held July 12, 1994, its proposals for the 1994 Stock Option Plan and the 1994 Stock Option Plan for Non-Employee Directors were approved, with 33,778,996 affirmative votes and 833,290 negative votes cast on the former, and 33,551,403 affirmative votes and 1,025,179 negative votes cast on the latter.


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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 24, 1994    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)