Form 10-Q
period 1994-12-03
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1995-01-17
CIK 43300

Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 3, 1994             Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------

             (Exact name of registrant as specified in charter)
       Maryland                                         13-1890974
       --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2 Paragon Drive, Montvale, New Jersey                      07645
- -------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     201-573-9700
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

            Class                   Outstanding at December 3, 1994
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
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                            December 3,  December 4, December 3,  December 4,
                               1994          1993       1994         1993
                            -----------  ----------- ----------- -----------

Sales                        $2,345,597  $2,342,935   $7,961,870  $8,021,567
Cost of merchandise sold    (1,675,025) (1,677,356)  (5,697,743) (5,724,341)
                             ----------  ----------   ----------  ----------
Gross margin                    670,572     665,579    2,264,127   2,297,226
Store operating, general and
 administrative expense
 (Note 4)                     (688,140)   (652,193)  (2,224,049) (2,212,057)

Write-off of goodwill and
  long-lived assets (Note 3)  (127,000)           -    (127,000)           -
                             ----------  ----------   ----------  ----------
Income (loss) from operations (144,568)      13,386     (86,922)      85,169
Interest expense               (17,272)    (12,754)     (54,166)    (46,230)
                             ----------  ----------   ----------  ----------
Income (loss) before income
 taxes and cumulative effect  (161,840)         632    (141,088)      38,939
Provision for income taxes
 (Note 5)                      (23,825)       (253)     (31,275)    (15,553)
                             ----------  ----------   ----------  ----------
Income (loss) before cumulative
 effect                       (185,665)         379    (172,363)      23,386

Cumulative effect on prior years of
 change in accounting principle-

   Postemployment benefits            -           -      (4,950)           -
                             ----------  ----------   ----------  ----------
Net income (loss)             (185,665)         379    (177,313)      23,386
Retained earnings at
 beginning of period            522,243     563,515      529,179     555,796
Cash dividends                  (7,644)     (7,644)     (22,932)    (22,932)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $  328,934    $556,250   $  328,934    $556,250
                             ==========  ==========   ==========  ==========
Earnings (loss) per share:
 Income (loss) before
     cumulative effect       $    (4.86)   $    .01  $    (4.51)    $    .61

 Cumulative effect on prior years of
   change in accounting principle-

   Postemployment benefits            -           -         (.13)          -
                             ----------  ----------   ----------  ----------
 Net income (loss)           $    (4.86)        .01   $    (4.64) $      .61
                             ==========  ==========   ==========  ==========

Cash dividends               $      .20  $      .20   $      .60  $      .60
                             ==========  ==========   ==========  ==========

Weighted average number of
  shares outstanding         38,220,000  38,220,000   38,220,000  38,220,000
                             ==========  ==========   ==========  ==========

               See Notes to Quarterly Report on Pages 5 and 6.
                                     -1-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                       December 3, 1994    February 26, 1994
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
- ------
  Current assets:
   Cash and short-term investments         $  128,732         $  124,236
   Accounts receivable                        213,254            190,954
   Inventories                                908,734            850,077
   Prepaid expenses and other assets           56,769             65,072
                                           ----------         ----------
     Total current assets                   1,307,489          1,230,339
                                           ----------         ----------

  Property:
   Property owned                           1,469,159          1,564,745
   Property leased                            111,413            122,788
                                           ----------          ---------
     Property-net                           1,580,572          1,687,533
  Other assets                                126,867            180,823
                                           ----------         ----------
  Total Assets                             $3,014,928         $3,098,695
                                           ==========         ==========














               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                        December 3, 1994   February 26, 1994
                                       ------------------  ------------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------

  Current liabilities:
   Current portion of long-term debt          $  54,471        $  77,755
   Current portion of obligations under
     capital leases                              14,932           16,097
   Accounts payable                             481,213          458,875
   Book overdrafts                              251,885          196,818
   Accrued salaries, wages and benefits         168,642          173,366
   Accrued taxes                                 38,325           35,879
   Other accruals                               177,676          192,342
                                             ----------       ----------
     Total current liabilities                1,187,144        1,151,132
                                             ----------       ----------

  Long-term debt                                635,884          544,399
                                             ----------       ----------
  Obligations under capital leases              150,705          162,866
                                             ----------       ----------
  Deferred income taxes                         123,178          100,405
                                             ----------       ----------
  Other non-current liabilities                 148,073          145,476
                                             ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                     -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                    38,229           38,229
   Capital surplus                              453,475          453,475
   Cumulative translation adjustment (Note 5)  (50,331)         (26,103)
   Retained earnings                            328,934          529,179
   Treasury stock, at cost, 9,157 shares          (363)            (363)
                                             ----------       ----------
   Total shareholders' equity                   769,944          994,417
                                             ----------       ----------
   Total liabilities and shareholders'
     equity                                  $3,014,928       $3,098,695
                                             ==========       ==========
               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        40 Weeks Ended
                                                 December 3,      December 4,
                                                     1994            1993
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(177,313)        $ 23,386
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                        4,950               -
    Write-off of goodwill and long-lived assets     127,000               -
    Depreciation and amortization                   185,604         180,948
    Increase (decrease) in deferred income taxes     22,614         (5,187)
    (Gain) loss on disposal of owned property       (1,305)              82
    Increase in receivables                        (22,587)         (7,649)
    Increase in inventories                        (60,835)        (16,382)
    Increase in other current assets                (8,614)        (10,590)
    Increase (decrease)in accounts payable           22,432         (9,610)
    Decrease in accrued salaries,
      wages and benefits                            (3,747)           (167)
    Increase in accrued taxes                         2,085          24,472
    Increase (decrease) in store closing reserves     5,027        (34,929)
    Decrease in other accruals                     (32,376)        (11,270)
    Other                                             8,226         (2,058)
                                                  ---------       ---------
Net cash provided by operating activities            71,161         131,046
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                       (163,745)       (201,741)
  Proceeds from disposal of property                  7,673          13,278
  Acquisition of business, net of
    cash acquired                                         -        (42,948)
                                                  ---------       ---------
Net cash used in investing activities             (156,072)       (231,411)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                       75,666         140,103
  Payment of long-term debt                         (6,650)         (5,132)
  Increase in book overdrafts                        55,921          22,752
  Principal payments on capital leases             (12,140)        (13,630)
  Cash dividends                                   (22,932)        (22,932)
  Purchase of treasury stock                              -             (2)
                                                  ---------       ---------
Net cash provided by financing
 activities                                          89,865         121,159
                                                  ---------       ---------
Effect of exchange rate changes on
  cash and short-term investments                     (458)         (1,582)
                                                  ---------       ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                             4,496          19,212

Cash and Short-Term Investments
  at Beginning of Period                            124,236         110,120
                                                  ---------       ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                                $ 128,732       $ 129,332
                                                  =========       =========

               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended December 3, 1994 and December 4, 1993 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" (Note 2), the write-off of goodwill and long-lived assets (Note 3), the provision for employee buy-out costs (Note 4) and the valuation allowance recorded for deferred tax assets (Note 5). Interim results are not necessarily indicative of results for a full year.

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


3) WRITE-OFF OF GOODWILL AND LONG-LIVED ASSETS

   During the third quarter of fiscal 1994, the Company recorded a non-cash charge of $127 million reflecting $50 million for the write-off of goodwill related to the acquisition of Miracle Food Mart ("Miracle") stores in Canada and $77 million for the write-down of certain Miracle fixed assets. Miracle experienced a work stoppage for a 14-week period at the end of fiscal 1993. Under Canadian labor laws the stores were closed during this time period. The labor dispute was settled and the stores reopened for business on February 25, 1994. The Company anticipated that the new labor agreement would have a positive impact on operating results assuming historical sales levels could be attained. Through the first half of fiscal 1994, the Company expended significant promotional efforts in order to regain its pre-strike sales levels. The sales performance through the first half of fiscal 1994 was disappointing and the Company continued to monitor Miracle's performance through the third quarter. Sales performance in the third quarter continued to be negative when compared to pre-strike sales levels. The Company no longer believes that Miracle's negative operating performance is temporary and accordingly, revised its future expected cash flow projections. These revised projections indicated that the goodwill balance would not be recoverable over its remaining life. Further, these projections indicated that the operating results of Miracle would not be sufficient to absorb the depreciation and amortization of certain of its operating fixed assets. Accordingly, Miracle's goodwill balance was written-off and fixed assets relating to Miracle stores which are expected to continue to generate operating losses were written-down as of the end of the third quarter of fiscal 1994.


4) STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

   Included in "Store operating, general and administrative expense" in the third quarter of fiscal 1994 is a charge of $25 million to cover the cost of Canadian employee buy-outs which have been and are currently being offered to certain employees in conjunction with the Company's decision to convert a significant number of its Ontario-based stores to a low-cost format. In addition, the Company recorded a charge of $17 million to cover the cost of closing 13 non-Miracle stores during fiscal 1995.


5) INCOME TAXES

   During the third quarter of fiscal 1994, the Company recorded a reduction of its net deferred tax assets of approximately $16 million. Such amount was comprised of a $43 million charge to provide a valuation allowance against previously recorded Canadian deferred tax assets for which, based on current available evidence, it is more likely than not that such deferred tax asset will not be realized. Offsetting this charge was the reversal of a previously recorded liability in the amount of $27 million representing the taxes associated with the undistributed earnings of its Canadian operations as a result of the Company's election to permanently reinvest these prior years earnings. Further, this decision resulted in a direct charge to equity of approximately $20 million to eliminate the deferred tax asset related to the Cumulative Translation Adjustment.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       12 WEEKS ENDED DECEMBER 3, 1994
                       -------------------------------
OPERATING RESULTS

Sales for the third quarter ended December 3, 1994 of $2.3 billion increased $3 million or 0.1% from last year. A lower Canadian exchange rate adversely affected sales by $11 million or 0.5%. A labor strike in Canada's Miracle Food Mart ("Miracle") stores last year caused the stores to be closed for over two weeks of the third quarter of fiscal 1993, resulting in a current quarter sales increase of 0.9%. Excluding the effect of the change in exchange rates and adjusting for the fact that the Miracle stores were closed for two weeks of the third quarter of fiscal 1993 due to the Miracle strike, third quarter sales decreased 0.3%. Contributing to this decrease was the closing of 77 stores during the first three quarters of fiscal 1994. The closure of stores since the beginning of fiscal 1993 reduced comparative third quarter sales by 3.7%. The Company opened 15 new stores during the first three quarters of fiscal 1994. New store openings since the beginning of fiscal 1993 added approximately 2.9% to sales for the third quarter of fiscal 1994. Same store sales for the third quarter were 0.1% behind prior year. Average weekly sales per store were approximately $174,700 versus $164,400 for the corresponding period of the prior year for a 6.3% increase.

Third quarter sales for U.S. operations have improved, with same store sales up 1.7% and comparable store sales, which include replacement stores, up 2.1% over the prior year. After adjusting for the fact that the Miracle stores were closed for two weeks of the third quarter of fiscal 1993 due to the Miracle strike, Canadian same store sales declined 7.5%, largely reflecting the continued impact on sales of the Miracle stores since the settlement of the 14-week labor strike in 63 Miracle stores which ended February 25, 1994.

Gross margin as a percent of sales increased 0.2% to 28.6% in the third quarter of 1994 from 28.4% for the third quarter of the prior year resulting primarily from increased margins in the U.S. offset by decreased margins in Canada. The gross margin dollar increase of $5 million is a result of an increase in volume of $4 million and an increase in gross margin rates of $3 million offset by a lower Canadian exchange rate of $2 million. The U.S. gross margin increased $16 million principally as a result of an increase in gross margin rates of $9 million and increased volume of $7 million. In Canada, gross margin declined $11 million, consisting of a decrease in gross margin rates of $6 million, volume declines of $3 million and the exchange rate decline of $2 million.

Store operating, general and administrative expense for the third quarter of fiscal 1994 includes a charge of $25 million for employee buy-out costs incurred as a result of new labor agreements entered into in Canada which allow union employees the option of participating in a termination/reassignment program. In addition, the Company plans to close 13 non-Miracle stores in Canada during fiscal 1995 and has recorded a third quarter charge of $17 million to cover the cost of these closings. Excluding the charges for Canadian employee buy-out costs and store closings, store operating, general and administrative expense as a percent of sales decreased to 27.5% from 27.8% for the corresponding period in the prior year resulting primarily from reduced labor and advertising costs in both the U.S. and Canada.
                                     -7-


During the third quarter of fiscal 1994 the Company recorded a charge of $127 million representing the write-off of $50 million of goodwill and the write-down of $77 million of fixed assets relating to Miracle stores which will continue to generate operating losses.

In November of 1993, the Miracle stores went on strike for a 14-week period. When the Miracle strike ended in late February 1994, Management determined at that time that the goodwill balance associated with Miracle stores would be recoverable over its remaining life. This conclusion was based upon projections which comprehended (i) the historical performance and market shares of the Miracle stores in pre-strike periods, (ii) the labor savings projected to be realized as a result of the favorable terms of the settlement (principally wage and benefit concessions and the ability to use newly hired part-time employees after a certain level of full and part-time union employment has been realized), and (iii) the regaining of pre-strike sales and operating margins which was anticipated to occur because of the implementation of extensive promotional programs in the Miracle stores. The Company's operating projections for the post-strike period indicated that Miracle would generate income from operations and would be able to recover the amortization of the goodwill balance over its remaining life. Since the Canadian labor laws preclude the replacement of striking workers, the strike resulted in a complete shutdown of all of the Miracle stores. The strike was resolved on February 20, 1994 and the Company paid $17 million in labor settlement costs. These stores were reopened for business commencing February 25, 1994. Following the strike, Management instituted extensive and costly promotional campaigns designed to assist in its goal of reestablishing pre-strike sales levels.

Management continued to assess the performance of the Miracle stores during the post-strike period. The anticipated recovery of Miracle sales and operating margins was not yet realized through June 18, 1994, the end of the Company's first fiscal quarter or September 10, 1994, the end of the Company's second fiscal quarter. Through the second quarter same store sales and margins had declined significantly when compared to the prior year pre-strike levels. At that time, Management concluded that the following factors were the principal reasons why the recovery had not yet been realized: (i) increased price competition from Miracle competitors in response to the promotional activities implemented by Miracle, (ii) the inability to yet utilize part-time employees (a key element of the strike settlement which required increased sales levels to be effective) and (iii) the continuing effects of the complete shutdown during the strike. Management continued to believe that these negative trends were temporary and that more time was required to determine the effectiveness of the promotional programs and the changed competitive environment. Management continued to closely monitor the operating performance and sales levels during the third quarter.

Despite the extensive promotional programs, in the period through December 3, 1994, the operating performance of Miracle did not improve and the negative sales trends and deteriorating margin levels continued. Management believed that the negative results which have occurred subsequent to the strike were no longer temporary and, accordingly, prior operating cash flow projections of Miracle were revised. These revised projections indicated that the Miracle goodwill balance would not be recovered over its remaining life and the full amount thereof should be written-off.


                                     -8-



Further, the levels of sales and operating cash flow achieved through the first nine months of the current fiscal year, coupled with the reduced expectations of future Miracle operations, indicated that Miracle's operating results would not be sufficient to absorb the depreciation and amortization of certain of its operating fixed assets. In order to measure this impairment, the Company analyzed the projected operating performance of each store comprising the Miracle division and reflected the impairment of the fixed assets attributable to those stores which the Company now believes will continue to generate an operating loss before taking into account depreciation and amortization expenses. The Company has no current plans to close Miracle stores in spite of their negative performance and believes that the total Canadian operations will be able to absorb their projected fixed costs. The Company also believes that the fixed assets related to the Canadian operations exclusive of Miracle are recoverable from operations over their remaining useful lives.

Based on current information, the Company has no reasonable basis to believe that any existing goodwill on the books of the Company is required to be written off. After giving effect to the Miracle goodwill write-off, there is currently no goodwill recorded on the books of the Canadian operations.

Interest expense increased from the previous year primarily due to increased U.S. borrowings of $100 million in long-term Notes and an increase in interest rates on short-term borrowings partly offset by a decrease in the interest rate on long-term Notes.

Excluding the charge for the write-off of goodwill and long-lived assets of $127 million, the employee buy-out provision of $25 million and the provision  for  store closings of $17 million, income before taxes  for  the third quarter ended December 3, 1994 is $7.2 million compared to $0.6 million for the comparable period in the prior year. Income before taxes for U.S operations for the third quarter of fiscal 1994 increased 64% over the same period of the prior year.

The  income  tax  provision recorded in the third  quarter  of  fiscal  1994 includes a charge of $43 million for the establishment of a valuation allowance to offset previously recorded Canadian deferred tax benefits resulting from loss carryforwards for which, based on current available evidence, it is more likely than not that such deferred tax asset will not be realized. Offsetting this charge was the reversal of $27 million representing the taxes associated with the undistributed earnings of its Canadian operations as a result of the Company's election to permanently reinvest these prior years earnings. Further, this decision also resulted in a direct charge to equity to eliminate the deferred tax asset of approximately $20 million related to the Cumulative Translation Adjustment. In addition, third quarter fiscal 1994 results were further affected by the Company's decision to no longer record income tax benefits on current Canadian losses.










                                     -9-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       40 WEEKS ENDED DECEMBER 3, 1994
                    -------------------------------------
OPERATING RESULTS

Sales for the 40 weeks ended December 3, 1994 of $8.0 billion decreased $60 million or 0.7% from last year. A lower Canadian exchange rate adversely affected sales by $88 million or 1.1%. In addition, a competitors' strike in the New York metropolitan market last year resulted in an estimated current year comparable sales decline of 0.4%. A labor strike in Canada's Miracle stores last year caused the stores to be closed for over two weeks of the third quarter of fiscal 1993, resulting in an estimated current year sales increase of 0.3%. Excluding the effects of the change in exchange rates and the effects of last year's competitors' strike and adjusting for the fact that the Miracle stores were closed for two weeks of the third quarter of fiscal 1993 due to the Miracle strike, sales increased 0.5%. The Company opened 15 new stores and closed 77 stores during the 40 weeks ended December 3, 1994. New store openings since the beginning of fiscal 1993 and the acquisition of Big Star stores in the prior year first quarter added approximately 3.2% to sales in the first three quarters of fiscal 1994. The closure of stores since the beginning of fiscal 1993 reduced comparative sales by approximately 3.0%. Same store sales for the first 40 weeks of fiscal 1994 increased 0.1% over prior year. Average weekly sales per store were approximately $174,000 versus $166,100 for the same period of the prior year for a 4.8% increase.

Same store sales for U.S. operations were 1.7% ahead of prior year and comparable store sales, which include replacement stores, were up 2.4% after excluding the effect of last year's competitors' strike. After adjusting for the fact that the Miracle stores were closed for two weeks of the third quarter of fiscal 1993 due to the Miracle strike, Canadian same store sales were down 6.6% mainly due to the slow recovery of sales for the Miracle stores since the settlement of the Canadian labor strike on the last day of fiscal 1993.

Gross margin as a percent of sales decreased 0.2% to 28.4% for the current year from 28.6% for the prior year resulting primarily from increased special price reductions in the U.S. and decreased margins in Canada partly offset by increased buying allowances in the U.S.. The gross margin dollar decrease of $33 million is a result of the decline in the Canadian exchange rate of $22 million and a decrease in gross margin rates of $19 million, principally Canadian, partly offset by an increase in volume of $8 million, principally U.S.. The U.S. gross margin increased $51 million of which $32 million is attributable to volume increases. In Canada, gross margin decreased $84 million, consisting of a decrease in gross margin rates of $37 million, a volume decline of $25 million and the exchange rate decline of $22 million.

Store operating, general and administrative expense for the 40 weeks ended December 3, 1994 includes a charge of $25 million for employee buy-out costs incurred as a result of new labor agreements entered into in Canada which allow union employees the option of participating in a termination/reassignment program. In addition, the Company plans to close 13 non-Miracle stores in Canada during fiscal 1995 and has recorded a third quarter charge of $17 million to cover the cost of these closings. Excluding the charges for Canadian employee buy-out costs and store closings, store operating, general and administrative expense as a percent of sales decreased to 27.4% from 27.6% for the prior year primarily resulting from decreased store labor partly offset by increased store occupancy costs.
                                    -10-
As discussed in detail on pages 8 and 9, the Company recorded a charge in the third quarter of fiscal 1994 of $127 million representing the write-off of $50 million of goodwill and the write down of $77 million of fixed assets relating to Miracle stores which will continue to generate operating losses.

Interest expense increased from the previous year mainly as a result of increased U.S. borrowings of $100 million in Long-term Notes and an increase in interest rates on short-term borrowings partly offset by a decrease in the interest rate on Long-term Notes.

Excluding the charge for the write-off of goodwill and long-lived assets of $127 million, the employee buy-out provision of $25 million and the provision for store closings of $17 million, income before taxes and cumulative effect for the 40 weeks ended December 3, 1994 is $27.9 million compared to $38.9 million for the same period of the prior year. Income before taxes for U.S. operations for the 40 weeks ended December 3, 1994 increased 25% over the same period of the prior year.

The income tax provision for the 40 weeks ended December 3, 1994 includes a charge of $43 million for the establishment of a valuation allowance to offset previously recorded Canadian deferred tax benefits resulting from loss carryforwards for which, based on current available evidence, it is more likely than not that such deferred tax asset will not be realized. Offsetting this charge was the reversal of $27 million representing the taxes associated with the undistributed earnings of its Canadian operations as a result of the Company's election to permanently reinvest these prior years earnings. Further, this decision also resulted in a direct charge to equity to eliminate the deferred tax asset of approximately $20 million related to the Cumulative Translation Adjustment. In addition, third quarter fiscal 1994 results were further affected by the Company's decision to no longer record income tax benefits on current Canadian losses.

Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $0.13 per share (net of tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter with working capital of $120 million compared to $79 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $129 million at the end of the third quarter of fiscal 1994 compared to $124 million at the end of fiscal 1993.

As a result of the charges previously discussed, certain financial covenants in the Company's U.S. and Canadian bank credit agreements were required to be amended. The Company has obtained the necessary waivers for these facilities through January 31, 1995 and is near completion in finalizing the required amendments. The U.S. amendments, which have been approved by the required banks, will become effective upon the final documentation of the Company's CAN$200 Million Canadian Loan Facility, the principal terms of which have been agreed to. The amendments provide for certain financial covenants which require, among other things, minimum net worth and levels of indebtedness.

Subsequent to the third quarter ended December 3, 1994, the Company has reduced its regular quarterly dividend to five cents per share from 20 cents per share.
                                    -11-



For fiscal 1994, the Company had planned capital expenditures of approximately $340 million for 35 new stores and approximately 120 remodels and expansions. Certain store openings and remodels and expansions have been delayed mainly to permit compliance with applicable regulatory requirements. Accordingly, the Company has adjusted its planned 1994 capital expenditures to approximately $210 million including 18 new stores and approximately 57 remodels and expansions. For the 40 weeks ended December 3, 1994, capital expenditures totaled $164 million, which included 15 new stores and 44 remodels and enlargements.

At the end of the third quarter of fiscal 1994, the Company's existing senior debt rating was BBB- with Standard & Poor's Ratings Group and Baa3 with Moody's Investors Service. A change in either of these ratings could affect the availability and cost of financing.

The   Company's  available  cash  resources,  together  with   income   from
operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1994.

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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 16, 1995    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)