Form 10-K
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1995-05-24
CIK 43300

Executed
Copy
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                        Commission file number 1-4141
ended February 25, 1995

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

                                                  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 11, 1995 was $960,285,867.


The number of shares of common stock outstanding at May 11, 1995 was 38,220,333.


                   Documents Incorporated by Reference

The information required by Part I, Items 1 (d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1994 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 25, 1995, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.



PART I

ITEM 1.  Business

General

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operates approximately 1,108 stores averaging 32,900 square feet per store. On the basis of reported sales for fiscal 1994, the Company believes that it had the eighth largest sales volume of any retail food chain in the United States and the largest market share in metropolitan New York and Detroit and in the Province of Ontario, the Company's largest single markets in the United States and Canada.


Operating under the trade names A&P, Super Fresh, Sav-A-Center, Family Mart, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Food Mart, Food Bazaar, Miracle Food Mart, Ultra Mart, Futurestore, Dominion and Compass Foods, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, fresh fish and cheese departments. National, regional and local brands are sold as well as private label merchandise and generic (nonbranded) products. In support of its retail operations, the Company also operates two coffee roasting plants, three bakeries, one delicatessen food kitchen, an ice cream plant and (until April 16, 1995 through a joint venture) a dairy. The products processed in these facilities are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Eight O'Clock, Bokar, Royale, Savings Plus, Jane Parker, and Wesley's Quaker Maid. All products produced by A&P's food processing operations are sold in Company stores. A&P also sells its coffee and ice cream products to unaffiliated retail outlets outside of its marketing areas.


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


Modernization of Facilities


The Company is engaged in a continuing program of modernizing its corporate operations and retail stores. During fiscal 1994, the Company expended approximately $215 million for capital projects. The Company's plans for fiscal 1995 anticipate capital expenditures of approximately $205 million which include the opening of 25 new supermarkets and 2 new liquor stores, the remodeling or expansion of 51 stores and converting the format of 41 Canadian stores. As usual, the Company is currently developing plans for additional stores to be opened in the following fiscal year.


Sources of Supply

The Company obtains the merchandise sold in its stores from a variety of suppliers located primarily in the United States and Canada. The Company has long-standing and satisfactory relationships with its suppliers.

The Company maintains processing facilities which produce coffee, dairy and deli products and certain baked goods. The ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.
Employees

As of the close of fiscal 1994, the Company had approximately 92,000 employees, of which 69% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

Competition

The supermarket business is highly competitive throughout the marketing areas served by the Company and is generally characterized by low profit margins on sales with earnings primarily dependent upon rapid inventory turnover, effective cost controls and the ability to achieve high sales volume. The Company competes for sales and store locations with a number of national and regional chains as well as with many independent and cooperative stores and markets.

Foreign Operations

The information required is contained in the 1994 Annual Report to Shareholders on pages 24 and 28 and is herein incorporated by reference.

ITEM 2.  Properties


At February 25, 1995, the Company operated 1,108 retail stores.
Approximately 8% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:


          New England States:
            Connecticut.............    62
            Maine...................     2
            Massachusetts...........    28
            New Hampshire...........     1
            Rhode Island............     5
            Vermont.................     3
                                       ---
              Total...............     101


         Middle Atlantic States:
            District of Columbia....     1
            Delaware................     9
            Maryland..............      51
            New Jersey..............   115
            New York................   196
            Pennsylvania............    48
                                       ---
              Total...............     420


           Mid-Western States:
            Michigan................   100
            Wisconsin...............    56
                                       ---
              Total.................   156


          Southern States:
            Alabama.................     7
            Georgia.................    46
            Kentucky................     2
            Louisiana...............    32
            Mississippi.............     6
            North Carolina..........    29
            South Carolina..........    13
            Virginia................    53
            West Virginia...........     8
                                       ---
              Total.................   196
              Total United States...   873


          Ontario, Canada...........   235
                                     -----
             Total Stores..........  1,108
                                     =====



The total area of all retail stores is approximately 36.4 million square feet averaging 32,900 square feet per store. The stores built by the Company over the past several years and those planned for fiscal 1995, generally range in size from 50,000 to 65,000 square feet, of which approximately 65% to 70% is utilized as selling area.

The Company operates two coffee roasting plants, three bakeries, one delicatessen food kitchen, an ice cream plant and (until April 16, 1995 through a joint venture) a dairy in the United States and Canada. In addition, the Company maintains warehouses which service its store network.

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $43 million as of February 25, 1995.

ITEM 3.  Legal Proceedings

The information required is contained in the 1994 Annual Report to Shareholders on page 28 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1994 Annual Report to Shareholders on pages 29, 31 and 33 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 31 of the 1994 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1994 Annual Report to Shareholders on pages 15 through 18 and is herein incorporated by reference.

ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed hereunder are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1994 Annual Report to Shareholders is not deemed to be filed as part of this report.
(b) Selected Quarterly Financial Data: The information required is contained on page 29 of the 1994 Annual Report to Shareholders and is herein incorporated by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.


PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Executive Officers of the Company

        Name             Age        Current Position
  James Wood..........    65  Chairman of the Board
                                and Chief Executive Officer
  Fred Corrado........    55  Vice Chairman of the Board,
                                Chief Financial Officer and Treasurer
  Christian W.E. Haub.    30  President and Chief Operating Officer
  Peter J. O'Gorman...    56  Executive Vice President -
                                Development and Strategic Planning
  Gerald L. Good......    52  Executive Vice President - Marketing and
                              Merchandising
  George Graham.......    45  Senior Vice President -
                                Chief Merchandising Officer
  J. Wayne Harris.....    56  Senior Vice President and
                                Chief Operating Officer,
                                U.S. Operations
  John D. Moffatt         47  Chairman and Chief Executive Officer -
                                The Great Atlantic & Pacific Company
                                of Canada, Limited
  Ivan K. Szathmary...    58  Senior Vice President and
                                Chief Services Officer
  Robert G. Ulrich....    60  Senior Vice President and General Counsel


Corporate officers of the Company are elected annually and serve at the pleasure of the Board of Directors; each of the executive officers, with the exception of Mr. Moffatt, is a corporate officer.

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

Mr. Haub was elected President of the Company on December 7, 1993. He has served as a director since December 3, 1991 and is a member of the Finance Committee. During the past 5 years and prior to assuming his present position he served as Corporate Vice President, Development and Strategic Planning, and prior to joining the Company in 1991, Mr. Haub was a partner in the investment banking firm. Global Reach, which he had joined from the investment banking firm of Dillon Read & Co., Inc. in New York City.
Prior thereto, in 1989 he received his MBA from the University of Economics in Vienna, Austria and between 1985 and 1989 he was a member of the Supervisory Board of LOWA Warenhandel Gesellschaft mbH, an affiliate of Tengelmann.

Mr. O'Gorman was elected Executive Vice President - Development and Strategic Planning in 1991. During the past five years and prior to assuming his present position, he was successively Senior Vice President Development and Marketing and Executive Vice President - Development.

Mr. Good was elected Senior Vice President in March 1992. During the past five years and prior to assuming his present position he served as Senior Vice President and Chairman, The Great Atlantic & Pacific Company of Canada, Limited and as Senior Vice President - Field Administration and as Vice President - Chief Administrative Officer. Prior to returning to the Company in October 1990, he had been President, International Business Interiors, Inc.

Mr. Graham was elected Senior Vice President - Chief Merchandising Officer in March 1990. During the past five years and prior to assuming his present position he was President, Metro Group.

Mr. Harris, Chairman, Waldbaum's Inc., was appointed Chief Operating Officer, U.S. Operations in May 1995. Prior, thereto, he was Senior Vice President - Northeast Operations and Corporate Vice President - Operations. During the past five years and prior to joining the Company in September 1992, he was Group President, Cincinnati/Dayton marketing area of the Kroger Company.

Mr. Moffatt was elected Chairman and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited effective upon his hire on September 1, 1994. Prior thereto and during the last five years he was president of Cott Corporation's Control Brands Division in Ontario, and from January 1989 to November 1992 he was President, Eastern Division, First National Supermarkets in Windsor Locks, Connecticut.

Dr. Szathmary was elected Senior Vice President and Chief Services Officer in July 1986.

Mr. Ulrich was elected Senior Vice President and General Counsel of the Company in April 1981.

In addition to the listed officers, Messrs. Ernest H. Berthold, age 64, and Michael J. Larkin, age 53, were executive officers during fiscal year 1994.

Mr. Berthold was elected Vice President and Assistant to the Chief Executive Officer on July 12, 1988 and served in that capacity until his retirement on March 1, 1995.

Mr. Larkin was elected Executive Vice President - Operations in March 1990. Prior thereto, he served as Executive Vice President and Chief Operating Officer. He resigned from the Company to pursue other opportunities on April 21, 1995.

The Company has filed with the Commission since the close of its fiscal year ended February 25, 1995 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 12 and is incorporated by reference from the proxy statement.

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

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

   1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 1994 Annual Report to Shareholders. The following required items, appearing on pages 19 through 30 of the 1994 Annual Report to Shareholders, are herein incorporated by reference:


      Statements of Consolidated Operations
      Statements of Consolidated Shareholders'
      Equity Consolidated Balance Sheets
      Statements of Consolidated Cash Flows
      Notes to Consolidated Financial
      Statements Independent Auditors' Report

   2) Financial Statement Schedules are omitted because they are not required or do not apply, or the information is included elsewhere in the financial statements or notes thereto.
   3) Exhibits:
       Exhibit                                    Incorporation by
reference
       Numbers    Description                       (If applicable)

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

          9)      Not Applicable

         10)      Material Contracts
                  a) Management Compensation      Exhibit 10)b) to Form 10-K
                     Agreements                   for the fiscal years ended
                                                  February 25, 1989,
                                                  February 24, 1990 and
                                                  February 29, 1992,and
                                                  Exhibit 10)a) for the
                                                  fiscal year ended
                                                  February 26, 1994 and
                                                  attached

                  b) Supplemental Executive       Exhibit 10)b) to Form 10-K
                     Retirement Plan, amended     for the fiscal year ended
                     and restated                 February 27, 1993


                  c) 1975 Stock Option Plan,      Exhibit 10) to Form 10-K
                     as amended                   for the fiscal year ended
                                                  February 23, 1985

                  d) 1984 Stock Option Plan,      Exhibit 10)e) to Form 10-K
                     as amended                   for the fiscal year ended
                                                  February 23, 1991

                  e) 1994 Stock Option Plan

                  f) 1994 Stock Option Plan
                     for Non-Employee Directors

         11)      Not Applicable

         12)      Not Applicable

         13)      1994 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable




  (b) Reports on Form 8-K

      No reports on Form 8-K were filed for the fiscal year ended February 25, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Great Atlantic & Pacific Tea Company,
                                             Inc. (registrant)

Date May 9, 1995              By:            /s/ Fred Corrado
                                             (Signature)
                                             Fred Corrado
                                        Vice Chairman of the Board,
                                   Chief Financial Officer and
Treasurer


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

      /s/ Helga Haub          Director
          Helga Haub

/s/Barbara Barnes Hauptfuhrer Director
   Barbara Barnes Hauptfuhrer

  /s/ Paul C. Nagel, Jr.      Director
     Paul C. Nagel, Jr.

   /s/ Eckart C. Siess        Director
      Eckart C. Siess

    /s/ Fritz Teelen          Director
       Fritz Teelen

  /s/ Henry W. Van Baalen     Director
     Henry W. Van Baalen

  /s/ R.L. "Sam" Wetzel       Director
     R.L. "Sam" Wetzel





The above-named persons signed this report on behalf of the registrant on May 9, 1995.





   /s/Kenneth A. Uhl      Vice President, Controller   May 9, 1995
   Kenneth A. Uhl                                      Date





                                EXHIBIT INDEX


3)      Incorporated by reference

4)      Incorporated by reference

10)     Incorporated by reference and attached

13)     Attached

21)     Attached

23)     Attached

27)     Attached