Form 10-Q
period 1995-06-17
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1995-07-26
CIK 43300

DRAFT, JULY 25, 1995

                                      W:10Q195.DOC









               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                                  FORM 10-Q

                       1ST QUARTER ENDED JUNE 17, 1995
                                                  Conformed Copy
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the

                   Securities Exchange Act of 1934

For Quarter Ended June 17, 1995             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                       Outstanding at June 17, 1995
            -----                      -----------------------------

Common stock - $1 par value                       38,220,333 shares
                                                  Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the

                   Securities Exchange Act of 1934

For Quarter Ended June 17, 1995             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at June 17, 1995
            -----                      -----------------------------

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

                                            16 Weeks Ended
                                       June 17,         June 18,
                                         1995             1994
                                      ----------       ----------

Sales                                 $3,135,514       $3,225,359
Cost of merchandise sold             (2,225,702)       (2,312,715)
                                      ----------       ----------
Gross margin                             909,812          912,644
Store operating, general and
        administrative expense          (862,928)        (880,866)
                                      ----------       ----------
Income from operations                    46,884           31,778
Interest expense                        (22,346)          (20,476)
                                      ----------       ----------
Income before income
 taxes and cumulative effect
 of accounting changes                    24,538           11,302
Provision for income taxes               (9,988)           (4,057)
                                      ----------       ----------
Income before cumulative effect
        of accounting changes            14,550             7,245
Cumulative effect on prior years of
 change in accounting principle:
   Postemployment benefits                    -            (4,950)
                                      ----------       ----------
Net income                                14,550            2,295
Retained earnings at
 beginning of period                     332,800          529,179
Cash dividends                           (1,911)           (7,644)
                                      ----------       ----------
Retained earnings at
    end of period                     $  345,439       $  523,830
                                      ==========       ==========
Earnings per share:
 Income before cumulative
   effect of accounting changes       $      .38       $      .19

 Cumulative effect on prior years of
   change in accounting principle:
   Postemployment benefits                     -             (.13)
                                      ----------       ----------
Net income                           $      .38       $       .06
                                      ==========       ==========

Cash dividends                        $      .05       $      .20
                                      ==========       ==========

Weighted average number of
  shares outstanding                  38,220,333       38,220,333
                                      ==========       ==========

                  See Notes to Quarterly Report on Page 5.

                                    - 1 -
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)
                                          June 17, 1995    Feb. 25,1995
                                          -------------    ------------
                                           (Unaudited)
ASSETS
- ------
  Current assets:
   Cash and short-term investments         $  122,785       $  128,930
   Accounts receivable                        188,786          205,619
   Inventories                                803,553          811,964
   Prepaid expenses and other assets           56,936           47,218
                                           ----------       ----------
     Total current assets                   1,172,060        1,193,731
                                           ----------       ----------

  Property:
   Property owned                           1,451,140        1,466,243
   Property leased                            103,633          107,494
                                           ----------       ----------
     Property-net                           1,554,773        1,573,737
  Other assets                                130,317          127,320
                                           ----------       ----------
  Total Assets                             $2,857,150       $2,894,788
                                           ==========       ==========














                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 17, 1995   Feb. 25,1995
                                           --------------  ------------
                                            (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------

  Current liabilities:
   Current portion of long-term debt       $   32,865       $  112,821
   Current portion of obligations under
     capital leases                            14,186           14,492
   Accounts payable                           487,410          447,081
   Book overdrafts                            158,965          157,521
   Accrued salaries, wages and benefits       150,315          158,109
   Accrued taxes                               53,219           51,345
   Other accruals                             162,139          155,085
                                           ----------       ----------
     Total current liabilities              1,059,099        1,096,454
                                           ----------       ----------

  Long-term debt                              595,367          612,473
                                           ----------       ----------
  Obligations under capital leases            142,139          146,400
                                           ----------       ----------
  Deferred income taxes                       129,484          118,579
                                           ----------       ----------
  Other non-current liabilities               143,932          145,968
                                           ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                  38,229           38,229
   Capital surplus                            453,475          453,475
   Cumulative translation adjustment         (49,651)          (49,227)
   Retained earnings                          345,439          332,800
   Treasury stock, at cost, 9,157 shares        (363)             (363)
                                           ----------       ----------
   Total shareholders' equity                 787,129          774,914
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $2,857,150       $2,894,788
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                       16 Weeks Ended
                                               June 17, 1995  June 18, 1994
                                               --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  14,550         $  2,295
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                         -            4,950
    Depreciation and amortization                 70,400           75,019
    Deferred income tax provision (benefit)
      on income before cumulative effect          10,905             (529)
    Gain on disposal of owned property             (441)             (992)
    (Increase) decrease in receivables            16,952           (9,683)
    (Increase)decrease in inventories              9,317          (14,593)
    Increase in other current assets             (9,643)          (13,450)
    Increase in accounts payable                  39,369           33,670
    Decrease in accrued salaries,
      wages and benefits                         (8,050)          (14,137)
    Increase in accrued taxes                      1,917           11,400
    Decrease in store closing reserves             (405)           (4,444)
    Increase (decrease) in other accruals
      and other liabilities                        4,971           (7,458)
    Other                                        (4,636)           (8,822)
                                               ---------        ---------
Net cash provided by operating activities        145,206           53,226
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (67,737)          (65,395)
  Proceeds from disposal of property              19,255            3,438
                                               ---------        ---------
Net cash used in investing activities           (48,482)          (61,957)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      23,418           40,928
  Proceeds under revolving lines of
    credit and long-term borrowings              143,340            2,338
  Payments on revolving lines of
    credit and long-term borrowings            (264,625)           (3,330)
  Increase (decrease)in book overdrafts            1,097          (21,373)
  Principal payments on capital leases           (4,367)           (4,664)
  Cash dividends                                 (1,911)           (7,644)
                                               ---------        ---------
Net cash provided by (used in) financing
   activities                                  (103,048)            6,255
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                    179             (819)
                                               ---------        ---------
NET DECREASE IN CASH AND
   SHORT-TERM INVESTMENTS                        (6,145)           (3,295)

Cash and Short-Term Investments
  at Beginning of Period                         128,930          124,236
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 122,785        $ 120,941
                                               =========        =========


                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                        NOTES TO QUARTERLY REPORT
                        -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 16 weeks ended June 17, 1995 and June 18, 1994 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1994 Annual Report on Form 10-K.

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

   The  Company's previous accounting policy had been to accrue for workers' compensation and a principal portion of long-term disability benefits and to  expense other postemployment benefits, such as short-



   term disability, as incurred.  As a result, the Company recorded a charge of $5.0 million, net  of applicable income taxes of $3.9 million, as the cumulative effect of  recording the obligation as of the beginning of the year.  The effect of  adopting  the  Statement had an immaterial effect  on  the  financial results before the cumulative effect of accounting change for the  fiscal year.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      16 WEEKS ENDED JUNE 17, 1995
                    ---------------------------------
OPERATING RESULTS

Sales for the first quarter ended June 17, 1995 of $3.1 billion decreased $90 million or 2.8% from the prior year first quarter. Contributing to this decrease is that the Company, in its continuing program to eliminate obsolete, unproductive stores, closed 38 stores during the first quarter of fiscal 1995, of which 8 were sold to Edwards Super Food Stores. The closure of 125 stores since the beginning of fiscal 1994 reduced comparative sales by approximately $118 million or 3.7%. The opening of 34 new stores since the beginning of fiscal 1994 added approximately $96 million or 3% to sales in the first quarter of fiscal 1995. The sale of the eight New England A&P supermarkets sold to
Edwards Super Food Stores on June 16, 1995 did not have a   material
effect on the first quarter operating results. Average weekly sales per store were approximately $178,200 versus $172,900 for the corresponding period of the prior year for a 3% increase.

Same store sales for U.S. operations declined 1.3% from the prior year as a result of competitive pricing. In Canada, same store sales declined 4.7%, due primarily to last year's aggressive sales promotions to regain market share as a result of the Miracle Food Mart labor strike which was settled on the last day of fiscal 1993.

Gross margin as a percent of sales increased .72% to 29.02% in the first quarter of fiscal 1995 from 28.3% for the first quarter of fiscal 1994. The gross margin dollar decrease of $3 million is a result of a decrease in volume of $25 million and an increase in gross margin rates of $22 million.
The U.S. gross margin decreased $12 million principally as a result of decreased volume of $17 million. In Canada, gross margin increased $9 million, consisting of an increase in gross margin rates of $17 million and volume declines of $8 million.
Store operating, general, and administrative expense as a percent of sales increased to 27.5% from 27.3% for the corresponding period in the prior year resulting primarily from increased costs and expenses associated with customer and employee accidents in both the U.S. and
Canada.   The  store operating, general and administrative expense dollar decrease of $18 million is a result of a decrease in labor and occupancy costs in both the U.S. and Canada.
Interest expense increased $1.9 million from the previous year, principally in Canada on higher borrowings and rates. U.S. interest expense was up slightly due to higher rates, partly offset by reduced borrowings.
Income before income taxes and cumulative effect of accounting changes for the first quarter ended June 17, 1995 was $24.5 million compared to $11.3 million for the comparable period in the prior year.


                                   -6-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------

The income tax provision recorded in the first quarter of fiscal years' 1995 and 1994 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. In the first quarter of fiscal year 1994, the income tax provision included a deferred tax benefit relating to the Canadian operating results. Subsequently, in the third quarter of fiscal year 1994, management reassessed the likelihood of realizing the Canadian net deferred income tax asset and based on all available evidence, concluded that it was not likely that such assets would be realized. Accordingly, a valuation allowance was recorded against the Company's Canadian net deferred tax assets. As of June 17, 1995 the Company is continuing to fully reserve for all Canadian deferred tax assets.

Effective  February 27, 1994, the Company adopted SFAS No.  112
"Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $.13 per share (net-of-tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter with working capital of $113 million compared to $97 million at the beginning of the fiscal year.
The Company had cash and short-term investments aggregating $123 million at the end of the first quarter of fiscal 1995 compared to $129 million at the end of fiscal 1994. The Company has in excess of $300 million in various available credit facilities.

These  available  cash resources, together with income from operations,

are sufficient   for  the  Company's  capital  expenditure  program,

mandatory scheduled debt repayments and dividend payments for fiscal 1995.













                                     -7-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY,
INC.
                         PART II.  OTHER INFORMATION ------
                         ---------------------
Item 1.  Legal Proceedings
         -----------------
         None


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





                                   -8-


             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



SIGNATURES

Pursuant  to  the requirements of the Securities Exchange Act of  1934,

the Registrant  has duly caused this report to be signed on its  behalf by  the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: July 26,1995      By:        /s/ Kenneth A. Uhl
                             --------------------------------------Kenneth
                               A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

































                                   -9-

             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant  to  the requirements of the Securities Exchange Act of  1934,

the Registrant  has duly caused this report to be signed on its  behalf by  the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: July  26, 1995       By:
                             --------------------------------------Kenneth
                               A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

































                                   -9-