Form 10-Q
period 1995-09-09
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1995-10-23
CIK 43300

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                                  FORM 10-Q

                     2ND QUARTER ENDED SEPTEMBER 9, 1995
                                                  Conformed Copy
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the

                   Securities Exchange Act of 1934

For Quarter Ended September 9 , 1995           Commission File Number 1-4141
              THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 -----------------------------------------


             (Exact name of registrant as specified in charter)
       Maryland                                         13-1890974
       --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2 Paragon Drive, Montvale, New Jersey                      07645
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     201-573-9700
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

                                     YES  XXX           NO
                                        ---------         ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                   Outstanding at September 9, 1995
            -----                   -------------------------------


Common stock - $1 par value                       38,220,333 shares
                                                  Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 9, 1995            Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      ------------------------------------


             (Exact name of registrant as specified in charter)
       Maryland                                         13-1890974
       --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2 Paragon Drive, Montvale, New Jersey                      07645
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     201-573-9700
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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at September 9, 1995
            -----                   -------------------------------



Common stock - $1 par value                       38,220,333 shares









               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share figures)
                                 (Unaudited)

                                12 Weeks Ended           28 Weeks Ended
                              Sept. 9,    Sept. 10,    Sept. 9,    Sept. 10,
                               1995          1994        1995       1994
                            -----------  ----------- ----------- ------------

Sales                        $2,341,171  $2,390,914   $5,476,685 $5,616,273
Cost of merchandise sold    (1,672,068) (1,710,003)   (3,897,770)(4,022,718)
                             ----------  ----------   ----------  --------

Gross margin                    669,103     680,911    1,578,915   1,593,555
Store operating, general and
     administrative expense    (639,242)   (655,043)  (1,502,170) (1,535,909)
                              ----------  ----------   ----------  ----------
Income from operations           29,861      25,868       76,745      57,646
Interest expense                (16,006)    (16,418)     (38,352)    (36,894)
                             ----------  ----------   ----------  ----------
Income before income
 taxes and cumulative effect
 of accounting change            13,855       9,450       38,393      20,752
Provision for income taxes       (4,471)     (3,393)     (14,459)     (7,450)
                             ----------  ----------   ----------  ----------
Income before cumulative
  effect of accounting change     9,384       6,057       23,934      13,302

Cumulative effect on prior years of
 change in accounting principle:

   Postemployment benefits           -           -            -      (4,950)
                             ----------  ----------   ----------  ----------
Net income                        9,384       6,057       23,934      8,352
Retained earnings at
 beginning of period            345,439     523,830      332,800    529,179
Cash dividends                  (1,911)     (7,644)      (3,822)    (15,288)
                             ----------  ----------   ----------  ----------
Retained earnings at
   end of period               $352,912  $  522,243   $  352,912  $ 522,243
                             ==========  ==========   ========== ==========
Earnings per share:
 Income before
     cumulative effect
     of accounting change    $      .25  $      .16   $      .63  $     .35
 Cumulative effect on prior years of
   change in accounting principle:

   Postemployment benefits            -           -            -       (.13)
                             ----------  ----------   ----------  ----------
 Net income                  $      .25   $     .16   $      .63  $     .22
                             ==========  ==========   ========== ==========

Cash dividends               $      .05   $     .20   $      .10  $     .40
                             ==========  ==========   ========== ==========

Weighted average number of
  shares outstanding         38,220,333  38,220,333   38,220,333 38,220,333
                             ==========  ==========   ========== ==========

                See Notes to Quarterly Report on Page 5.

                                  - 1 -

             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                            ----------------------

                         (Dollars in thousands)
                                      September 9, 1995    February 25,1995
                                       ------------------   -----------
                                          (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  132,481         $  128,930
   Accounts receivable                        176,481            205,619
   Inventories                                823,769            811,964
   Prepaid expenses and other assets           59,430             47,218
                                           ----------         ----------
     Total current assets                   1,192,161          1,193,731
                                           ----------         ----------

  Property:
   Property owned                           1,445,882          1,466,243
   Property leased                            102,037            107,494
                                           ----------          ---------
     Property-net                           1,547,919          1,573,737
  Other assets                                130,960            127,320
                                           ----------         ----------
  Total Assets                             $2,871,040         $2,894,788
                                           ==========         ==========














                See Notes to Quarterly Report on Page 5.











                                   -2-



             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                         (Dollars in thousands)

                                      September 9, 1995    February 25, 1995
                                      ------------------   -----------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $   78,911         $112,821
   Current portion of obligations under
     capital leases                            14,107           14,492
   Accounts payable                           494,362          447,081
   Book overdrafts                            166,357          157,521
   Accrued salaries, wages and benefits       147,942          158,109
   Accrued taxes                               53,493           51,345
   Other accruals                             164,060          155,085
                                           ----------         --------

     Total current liabilities              1,119,232        1,096,454
                                           ----------        ----------


  Long-term debt                              559,283          612,473
                                           ----------         --------

  Obligations under capital leases            140,791          146,400
                                           ----------         --------

  Deferred income taxes                       126,030          118,579
                                           ----------         --------

  Other non-current liabilities               129,728          145,968
                                           ----------         --------

  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -               -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                  38,229          38,229
   Capital surplus                            453,475         453,475
   Cumulative translation adjustment          (48,277)        (49,227)
   Retained earnings                          352,912         332,800
   Treasury stock, at cost, 9,157 shares         (363)           (363)
                                           ----------         --------

   Total shareholders' equity                 795,976         774,914
                                           ----------         --------

   Total liabilities and shareholders'
     equity                                $2,871,040      $2,894,788
                                           ==========      ==========
                  See Notes to Quarterly Report on Page 5.

                                     -3-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)
                                                        28 Weeks Ended
                                               September 9,      September 10,
                                                  1995              1994
                                               -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  23,934           $  8,352
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                         -              4,950
    Depreciation and amortization                122,740            132,082
    Deferred income tax provision
      on income before cumulative effect           5,837              6,511
    Gain on disposal of owned property           (1,970)             (1,815)
    (Increase) Decrease in receivables            29,743             (6,894)
    Increase in inventories                      (6,770)             (1,509)
    Increase in other current assets            (10,098)            (11,851)
    Increase in accounts payable                  42,702             10,166
    Decrease in accrued salaries,
      wages and benefits                        (11,368)            (23,397)
    Increase in accrued taxes                      2,363              2,608
    Decrease in store closing reserves           (7,126)             (9,128)
    Decrease in other accruals and other
      liabilities                                (2,644)            (30,238)
    Other                                        (3,047)             (3,454)
                                               ---------          ---------
Net cash provided by operating activities        184,296             76,383
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                    (109,004)           (117,009)
  Proceeds from disposal of property              23,689              6,253
                                               ---------          ---------
Net cash used in investing activities           (85,315)           (110,756)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      47,507             96,776
  Proceeds under revolving lines
    of credit and long-term borrowings           299,620              2,338
  Payments on revolving lines of credit
    and long-term borrowings                   (438,986)             (4,042)
  Increase (Decrease) in book overdrafts           7,102            (28,108)
  Principal payments on capital leases           (7,885)             (8,468)
  Cash dividends                                 (3,822)            (15,288)
                                               ---------          ---------
Net cash provided by (used in) financing
         activities                             (96,464)             43,208
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                  1,034               (388)
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                          3,551              8,447

Cash and Short-Term Investments
  at Beginning of Period                         128,930            124,236
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                              $132,481          $132,683
                                               =========         =========

                See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                        NOTES TO QUARTERLY REPORT
                        -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 28 weeks ended September 9, 1995 and September 10, 1994 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of
   Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits". Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    12 WEEKS ENDED SEPTEMBER 9, 1995
                    ---------------------------------
OPERATING RESULTS

Sales  for  the  second  quarter ended September 9,  1995  of  $2.3 billion decreased $50 million or 2.1% from the prior year second quarter. Contributing to this decrease is the Company's continuing program to eliminate obsolete, unproductive stores, closing 58 stores during the first half of fiscal 1995. The closure of 110 stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1994 reduced comparative sales by $99 million or 4.1% in the second quarter of fiscal 1995. The opening of 22 new stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1994 added approximately $53 million or 2.2% to sales in the second quarter of fiscal 1995. Same store sales for the second quarter, including replacement stores, decreased slightly by 0.5% from the prior year. Average weekly sales per store were approximately $181,500 versus $174,700 for the corresponding period of the prior year for a 3.9% increase.

Second quarter sales for U.S. operations have declined, with same store sales, which include replacement stores, down 0.7% from the prior year as a result of sluggish consumer spending and low levels of retail food inflation. In Canada, second quarter same store sales, including replacement stores, have increased 0.6% from the prior year.

Gross  margin  as a percent of sales increased 0.1% to 28.6% in  the second quarter of 1995 from 28.5% for the second quarter of the prior year resulting primarily from increased gross margin rates partly offset by increased promotional price reductions in the U.S. The gross margin dollar decrease of $12 million is a result of a decrease in volume of $16 million, partly offset by an increase in gross margin rates of $2 million and an increase of $2 million resulting from a
higher Canadian exchange rate.   The U.S. gross margin decreased $17
million principally as a result of decreased volume  of  $15  million.
In Canada, gross margin increased $5 million principally as a result of increased gross margin rates.

Store operating, general and administrative expense as a percent of sales decreased to 27.3% from 27.4% for the corresponding period in the prior year resulting primarily from reduced labor and advertising costs, partly offset by increased costs and expenses associated with customer and employee accidents in the U.S.

Interest expense decreased $0.4 million from the previous year, principally in the U.S. on reduced borrowings. Canada interest expense was up due to increased borrowings and an increase in interest rates, partly offset by a decrease in interest expense on capital leases.

The income tax provision recorded in the second quarter of fiscal years 1995 and 1994 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. In the second quarter of fiscal year 1994, the income tax provision included a deferred tax benefit relating to the Canadian operating results. Subsequently, in the third quarter of fiscal year 1994, management reassessed the likelihood of realizing the Canadian net deferred income tax asset and based on all available evidence, concluded that is not likely that such asset would be realized. Accordingly, a valuation allowance was recorded against the Company's Canadian deferred tax assets. As of September 9, 1995 the Company is continuing to fully reserve for all Canadian deferred tax assets.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    28 WEEKS ENDED SEPTEMBER 9, 1995
                  -------------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 9, 1995 of $5.5 billion decreased $140 million or 2.5% from last year. Contributing to this decrease is that the Company closed 136 stores since the beginning of fiscal 1994, of which 8 were sold to Edwards Super Food Stores in the first quarter of fiscal 1995. The store closures, excluding replacement stores, since the beginning of fiscal 1994 reduced comparative sales by approximately $218 million or 3.9% in the first two quarters of fiscal 1995. The opening of 27 stores, excluding replacement stores, since the beginning of fiscal 1994 added approximately $111 million or 2.0% to sales in the first two quarters of fiscal 1995. The sale of the eight New England A&P Supermarkets sold to Edwards Super Food Stores on June 16, 1995 did not have a material effect on the operating results for the 28 weeks ended
September 9, 1995. Same store sales, including replacement stores, for the 28 weeks decreased 0.7% from the prior year. Average weekly sales per store were approximately $179,600 versus $173,700 for the same period of the prior year for a 3.4% increase.

Year to date sales for U.S. operations have declined, with same store sales, which include replacement stores, down 0.4% from the prior year.
In Canada, year to date sales have decreased, with same store sales, including replacement stores, down 2.2% from the prior year.

Gross margin as a percent of sales increased 0.4% to 28.8% from 28.4%
for the prior year resulting primarily from increased gross margin rates in both the U.S. and Canada partly offset by increased promotional price
reductions in  the U.S.   The  gross margin dollar decrease of $15 million is
a result of a decrease in volume of $41 million partly offset by an increase in gross margin rates of $26 million. The U.S. gross margin decreased $29 million principally as a result of decreased volume of $32 million partly offset by an increase in gross margin rates of $3 million. In Canada, gross margin increased $14 million, consisting of an increase in gross margin rates of $23 million and volume declines of $9 million.

Store operating, general and administrative expense as a percent of sales increased to 27.4% from 27.3% for the prior year primarily resulting from increased customer and employee accidents in the U.S. partly offset by decreased labor and advertising costs in both the U.S. and Canada.

Interest expense increased $1.5 million from the previous year, principally in Canada on increased borrowings and rates, partly offset by decreased borrowings in the U.S.

The income tax provision for the first 28 weeks of fiscal years 1995 and 1994 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. In the first and second quarters of fiscal year 1994, the income tax provision included a deferred tax benefit relating to the
Canadian   operating   results.
Subsequently,  in  the  third  quarter  of  fiscal  year  1994, management reassessed the likelihood of realizing the Canadian net deferred income tax asset and based on all available evidence, concluded that it is not likely that such asset would be realized. Accordingly, a valuation allowance was recorded against the Company's Canadian net
deferred tax  assets.   As  of September  9,  1995  the  Company is
continuing to  fully  reserve  for  all Canadian deferred tax assets.

Effective  February 27, 1994, the Company adopted SFAS No.  112
"Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $0.13 per share (net of tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $73 million compared to $97 million at the beginning of the fiscal year.
The Company had cash and short-term investments aggregating $132 million at the end of the second quarter of fiscal 1995 compared to $129 million at the end of fiscal 1994. The Company has in excess of $300 million in various available credit facilities.

On October 17, 1995, subsequent to the end of the second quarter, the Company's Canadian subsidiary, The Great Atlantic & Pacific Company of Canada, Ltd., issued U.S. $75 million of unsecured, non-callable 7.78% Notes due 2000. The net proceeds from the issuance of these Notes will be used to repay indebtedness under the Canadian subsidiary's revolving credit facility.

These available cash resources, together with income from operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1995.

                                     -8-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY,INC.
                         PART II.  OTHER INFORMATION
                         ----------------------------
Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior
         Securities
         ------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its Annual Meeting of Shareholders, held July 11, 1995, a shareholder proposal on a non-employee director retirement plan was rejected, with 2,860,879 votes representing 8.6% of the shares voting in favor of the proposal and 30,109,423 shares voting against. Another shareholder proposal on director compensation was rejected, with 713,302 votes representing 2.2% of the shares voting in favor of the proposal and 32,256,135
         shares voting against.   A third shareholder proposal for
         cumulative voting was rejected, with 7,863,807 votes representing 23.7% of the shares voting in favor of the proposal and 25,135,529 shares voting against.


Item 5.  Other Information
         -----------------
         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                                     -9-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY,INC.



SIGNATURES

Pursuant  to  the requirements of the Securities Exchange Act of  1934,

the Registrant  has duly caused this report to be signed on its  behalf by  the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 23, 1995    By:        /s/ Kenneth A. Uhl
                             --------------------------------------
                             Kenneth A. Uhl, Vice President and
                              Controller (Chief Accounting Officer)







                                  -10-

             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant  to  the requirements of the Securities Exchange Act of  1934,

the Registrant  has duly caused this report to be signed on its  behalf by  the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: October 23, 1995    By:
                             --------------------------------------
                             Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

































-10-