Form 10-Q
period 1995-12-02
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1996-01-16
CIK 43300

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                                  FORM 10-Q

                     3RD QUARTER ENDED DECEMBER 2, 1995




                                                  Conformed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 2, 1995            Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at December 2, 1995
            -----                   ---------------------------------

Common stock - $1 par value                       38,220,333 shares
                                                  Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 2, 1995             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at December 2, 1995
            -----                   ---------------------------------

Common stock - $1 par value                       38,220,333 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share figures)
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                             December 2,  December 3,December 2,  December 3,
                               1995          1994       1995         1994
                            -----------  ----------- ----------- -----------
Sales                        $2,293,597  $2,345,597   $7,770,282  $7,961,870
Cost of merchandise sold    (1,627,476) (1,675,025)  (5,525,246) (5,697,743)
                             ----------  ----------   ----------  ----------
Gross margin                    666,121     670,572    2,245,036   2,264,127
Store operating, general and
 administrative expense
 (Note 4)                     (636,886)   (688,140)  (2,139,056) (2,224,049)

Write-off of goodwill and
  long-lived assets (Note 3)          -   (127,000)            -   (127,000)
                             ----------  ----------   ----------  ----------
Income (loss) from operations    29,235   (144,568)      105,980    (86,922)
Interest expense               (16,929)    (17,272)     (55,281)    (54,166)
                             ----------  ----------   ----------  ----------
Income (loss) before income
 taxes and cumulative effect
 of accounting change            12,306   (161,840)       50,699   (141,088)
Provision for income taxes
 (Note 5)                       (4,571)    (23,825)     (19,030)    (31,275)
                             ----------  ----------   ----------  ----------
Income (loss) before cumulative
 effect of accounting change      7,735   (185,665)       31,669   (172,363)

Cumulative effect on prior years of
 change in accounting principle:

   Postemployment benefits            -           -            -     (4,950)
                             ----------  ----------   ----------  ----------
Net income (loss)                 7,735   (185,665)       31,669   (177,313)
Retained earnings at
 beginning of period            352,912     522,243      332,800     529,179
Cash dividends                  (1,911)     (7,644)      (5,733)    (22,932)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $  358,736  $  328,934   $  358,736  $  328,934
                             ==========  ==========   ==========  ==========
Earnings (loss) per share:
 Income (loss) before
     cumulative effect of
     accounting change       $      .20  $    (4.86)  $      .83 $    (4.51)

 Cumulative effect on prior years of
   change in accounting principle:

   Postemployment benefits            -           -            -        (.13)
                             ----------  ----------   ----------  ----------
 Net income (loss)           $      .20  $    (4.86)  $      .83       (4.64)
                             ==========  ==========   ==========  ==========

Cash dividends               $      .05  $      .20   $      .15  $      .60
                             ==========  ==========   ==========  ==========
Weighted average number of
  shares outstanding         38,220,483  38,220,333   38,220,483  38,220,333
                             ==========  ==========   ==========  ==========

               See Notes to Quarterly Report on Pages 5 and 6.
                                     -1-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                       December 2, 1995    February 25, 1995
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  113,480         $  128,930
   Accounts receivable                        186,382            205,619
   Inventories                                896,149            811,964
   Prepaid expenses and other assets           55,281             47,218
                                           ----------         ----------
     Total current assets                   1,251,292          1,193,731
                                           ----------         ----------

  Property:
   Property owned                           1,448,411          1,466,243
   Property leased                             98,417            107,494
                                           ----------         ----------
     Property-net                           1,546,828          1,573,737
  Other assets                                129,763            127,320
                                           ----------         ----------
  Total Assets                             $2,927,883         $2,894,788
                                           ==========         ==========














               See Notes to Quarterly Report on Pages 5 and 6.





                                     -2-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                        December 2, 1995   February 25, 1995
                                       ------------------  ------------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt         $   37,979       $  112,821
   Current portion of obligations under
     capital leases                              13,885           14,492
   Accounts payable                             484,747          447,081
   Book overdrafts                              150,671          157,521
   Accrued salaries, wages and benefits         143,769          158,109
   Accrued taxes                                 52,149           51,345
   Other accruals                               166,993          155,085
                                             ----------       ----------
     Total current liabilities                1,050,193        1,096,454
                                             ----------       ----------

  Long-term debt                                686,609          612,473
                                             ----------       ----------
  Obligations under capital leases              136,445          146,400
                                             ----------       ----------
  Deferred income taxes                         121,756          118,579
                                             ----------       ----------
  Other non-current liabilities                 132,639          145,968
                                             ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                     -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,229,490 shares                    38,229           38,229
   Capital surplus                              453,475          453,475
   Cumulative translation adjustment (Note 5)  (49,836)         (49,227)
   Retained earnings                            358,736          332,800
   Treasury stock, at cost, 9,157 shares          (363)            (363)
                                             ----------       ----------
   Total shareholders' equity                   800,241          774,914
                                             ----------       ----------
   Total liabilities and shareholders'
     equity                                  $2,927,883       $2,894,788
                                             ==========       ==========
               See Notes to Quarterly Report on Pages 5 and 6.

                                     -3-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        40 Weeks Ended
                                                 December 2,      December 3,
                                                     1995            1994
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  31,669      $(177,313)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
    Cumulative effect on prior years of change
      in accounting principle:
       Postemployment benefits                            -           4,950
    Write-off of goodwill and long-lived assets           -         127,000
    Depreciation and amortization                   174,697         185,604
    Deferred income tax provision on income
      before cumulative effect                            5          22,614
    Gain on disposal of owned property              (1,451)         (1,305)
    (Increase) decrease in receivables               19,557        (22,587)
    Increase in inventories                        (81,709)        (60,835)
    Increase in other current assets                (4,676)         (8,614)
    Increase in accounts payable                     34,057          22,432
    Decrease in accrued salaries,
      wages and benefits                           (15,029)         (3,747)
    Increase (decrease) in accrued taxes                918           2,085
    Increase (decrease) in store closing reserves  (13,200)           5,027
    Increase (decrease) in other accruals and
      other liabilities                              10,535        (32,376)
    Other                                           (4,087)           8,226
                                                  ---------       ---------
Net cash provided by operating activities           151,286          71,161
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                       (165,953)       (163,745)
  Proceeds from disposal of property                 26,294           7,673
                                                  ---------       ---------
Net cash used in investing activities             (139,659)       (156,072)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                          6,183          30,887
  Proceeds under revolving lines of credit
    and long-term borrowings                        761,985          96,031
  Payments on revolving lines of credit
    and long-term borrowings                      (771,075)        (57,902)
  Increase (decrease) in book overdrafts            (7,789)          55,921
  Principal payments on capital leases             (11,133)        (12,140)
  Cash dividends                                    (5,733)        (22,932)
                                                  ---------       ---------
Net cash (used in) provided by financing
 activities                                        (27,562)          89,865
                                                  ---------       ---------
Effect of exchange rate changes on
  cash and short-term investments                       485           (458)
                                                  ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                          (15,450)           4,496

Cash and Short-Term Investments
  at Beginning of Period                            128,930         124,236
                                                  ---------       ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                                $ 113,480       $ 128,732
                                                  =========       =========

               See Notes to Quarterly Report on Pages 5 and 6.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended December 2, 1995 and December 3, 1994 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the cumulative effect adjustment associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" (Note 2), the write-off of goodwill and long-lived assets (Note 3), the provision for employee buy-out costs (Note 4) and the valuation allowance recorded for deferred tax assets (Note 5). Interim results are not necessarily indicative of results for a full year.

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

   The Company's previous accounting policy had been to accrue for workers' compensation and a principal portion of long-term disability benefits and to expense other postemployment benefits, such as short-term disability, as incurred. As a result, the Company recorded a charge of $5.0 million, net of applicable income taxes of $3.9 million, as the cumulative effect of recording the obligation as of February 27, 1994. The effect of adopting the Statement had an immaterial effect on the financial results before the cumulative effect of accounting change for the interim periods presented.


3) WRITE-OFF OF GOODWILL AND LONG-LIVED ASSETS

   During the third quarter of fiscal 1994, the Company recorded a non-cash charge of $127 million reflecting $50 million for the write-off of goodwill related to the acquisition of Miracle Food Mart ("Miracle") stores in Canada and $77 million for the write-down of certain Miracle fixed assets. Miracle experienced a work stoppage for a 14-week period at the end of fiscal 1993. Under Canadian labor laws the stores were closed during this time period. The labor dispute was settled and the stores reopened for business on February 25, 1994. The Company anticipated that the new labor agreement would have a positive impact on operating results assuming historical sales levels could be attained. Through the first half of fiscal 1994, the Company expended significant promotional efforts in order to regain its pre-strike sales levels. The sales performance through the first half of fiscal 1994 was disappointing and the Company continued to monitor Miracle's performance through the third quarter. Sales performance in the third quarter continued to be negative when compared to pre-strike sales levels. The Company no longer believed that Miracle's negative operating performance was temporary and accordingly, revised its future expected cash flow projections. These revised projections indicated that the goodwill balance would not be recoverable over its remaining life. Further, these projections indicated that the operating results of Miracle would not be sufficient to absorb the depreciation and amortization of certain of its operating fixed assets. Accordingly, Miracle's goodwill balance was written-off and fixed assets relating to Miracle stores which were expected to continue to generate operating losses were written-down as of the end of the third quarter of fiscal 1994.


4) STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

   Included in "Store operating, general and administrative expense" in the third quarter of fiscal 1994 is a charge of $25 million to cover the cost of Canadian employee buy-outs which were offered to certain employees in conjunction with the Company's decision to convert a significant number of its Ontario-based stores to a low-cost format. In addition, the Company recorded a charge of $17 million to cover the cost of closing 13 non-Miracle stores during fiscal 1995.


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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       12 WEEKS ENDED DECEMBER 2, 1995
                       -------------------------------
OPERATING RESULTS

Sales for the third quarter ended December 2, 1995 of $2.3 billion decreased $52 million or 2.2% from last year. Contributing to this decrease is the Company's continuing program to eliminate obsolete, unproductive stores, and the consequent closing of 82 stores during the first three quarters of fiscal 1995. The closure of 106 stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1994 reduced comparative sales by $90 million or 3.8% in the third quarter of fiscal 1995. The opening of 25 new stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1995 added approximately $54 million or 2.3% to sales in the third quarter of fiscal 1995. Same store sales for the third quarter, including replacement stores, decreased by 0.8% from the prior year. Average weekly sales per store were approximately $178,200 versus $172,600 for the corresponding period of the prior year for a 3.2% increase.

Third quarter sales for U.S. operations declined, with same store sales, which include replacement stores, down 0.8% from the prior year as a result of increased competitive activity in response to tighter customer spending. In Canada, third quarter same store sales, including replacement stores, decreased 0.9% from the prior year.

Gross margin as a percent of sales increased 0.4% to 29.0% in the third quarter of 1995 from 28.6% for the third quarter of the prior year resulting primarily from increased gross margin rates in both the U.S. and Canada partly offset by increased promotional price reductions in the U.S. The gross margin dollar decrease of $4 million is a result of a decrease in volume of $15 million, partly offset by an increase in gross margin rates of $11 million. The U.S. gross margin decreased $4 million principally as a result of decreased volume of $9 million partly offset by an increase in gross margin rates of $5 million.

Store operating, general and administrative expense as a percent of sales for the third quarter of fiscal 1995 increased to 27.8% from 27.6% for the same period in the prior year, after excluding a charge of $25 million for employee buy-out costs incurred as a result of new labor agreements entered into in Canada and the charge of $17 million for the cost of closing 13 non-Miracle stores in Canada recorded in the third quarter of fiscal 1994. The 0.2% increase resulted primarily from increased costs and expenses associated with store operating expenses in the U.S., partly offset by reduced advertising costs in the U.S. and reduced labor costs in Canada. However, store operating, general and administrative expense of $637 million for the third quarter 1995 decreased $9 million from the third quarter 1994, after excluding the charges noted above of $25 million and $17 million, as a result of reduced labor costs in Canada, and a decrease in U.S. advertising, offset by an increase in U.S. store operating expenses.

During the third quarter of fiscal 1994 the Company recorded a charge of $127 million representing the write-off of $50 million of goodwill and the write-down of $77 million of fixed assets relating to Miracle stores which will continue to generate operating losses.

In November of 1993, the Miracle stores went on strike for a 14-week period. When the Miracle strike ended in late February 1994, Management determined at that time that the goodwill balance associated with Miracle stores would be recoverable over its remaining life. This conclusion was based upon projections which comprehended (i) the historical performance and market shares of the Miracle stores in pre-strike periods, (ii) the labor savings projected to be realized as a result of the favorable terms of the settlement (principally wage and benefit concessions and the ability to use newly hired part-time employees after a certain level of full and part-time union employment had been realized), and (iii) the regaining of pre-strike sales and operating margins which was anticipated to occur because of the implementation of extensive promotional programs in the Miracle stores. The Company's operating projections for the post-strike period indicated that Miracle would generate income from operations and would be able to recover the amortization of the goodwill balance over its remaining life. Since the Canadian labor laws preclude the replacement of striking workers, the strike resulted in a complete shutdown of all of the Miracle stores. The strike was resolved on February 20, 1994 and the Company paid $17 million in labor settlement costs. These stores were reopened for business commencing February 25, 1994. Following the strike, Management instituted extensive and costly promotional campaigns designed to assist in its goal of reestablishing pre-strike sales levels.

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

Interest expense decreased $0.3 million from the previous year. The decrease is a result of a decrease in the U.S. resulting from reduced borrowings, offset by an increase in Canadian interest expense resulting from an increase in borrowings and interest rates.

Income before taxes for the third quarter ended December 2, 1995 of $12.3 million increased 72% from the same period last year after excluding the charge for the write-off of goodwill and long-lived assets of $127 million, the employee buy-out provision of $25 million and the provision for store closings of $17 million. The increase is mainly the result of the decrease in store operating, general and administrative expense of approximately $9 million.

The income tax provision recorded in the third quarter of fiscal years 1995 and 1994 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The third quarter 1995 provision mainly reflects the taxes on the U.S. income, as the Canadian income tax expense is principally offset by the reversal of the valuation allowance previously established.

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

As of December 2, 1995, the Company is continuing to fully reserve for all Canadian deferred tax assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       40 WEEKS ENDED DECEMBER 2, 1995
                    -------------------------------------
OPERATING RESULTS

Sales for the 40 weeks ended December 2, 1995 of $7.8 billion decreased $192 million or 2.4% from last year. Contributing to this decrease is that the Company closed 159 stores since the beginning of fiscal 1994, of which eight were sold to Edwards Super Food Stores in the first quarter of fiscal 1995. The store closures, excluding replacement stores, since the beginning of fiscal 1994 reduced comparative sales by approximately $308 million or 3.9% in the first three quarters of fiscal 1995. The opening of 31 stores, excluding replacement stores, since the beginning of fiscal 1994 added approximately $165 million or 2.1% to sales in the first three quarters of fiscal 1995. Same store sales, including replacement stores, for the 40 weeks decreased 0.7% from the prior year. Average weekly sales per store were approximately $177,900 versus $172,300 for the same period of the prior year for a 3.3% increase.

Year to date sales for U.S. operations declined, with same store sales, which include replacement stores, down 0.5% from the prior year. In Canada, year to date sales decreased, with same store sales, including replacement stores, down 1.8% from the prior year.

Gross margin as a percent of sales increased 0.5% to 28.9% for the current year from 28.4% for the prior year resulting primarily from increased gross margin rates in both the U.S. and Canada partly offset by increased promotional price reductions in the U.S. The gross margin dollar decrease of $19 million is a result of a decrease in volume of $56 million partly offset by an increase in gross margin rates of $37 million. The U.S. gross margin decreased $34 million principally as a result of decreased volume of $42 million partly offset by an increase in gross margin rates of $8 million. In Canada, gross margin increased $15 million, consisting of an increase in gross margin rates of $27 million offset by volume declines of $12 million.

Store operating, general and administrative expense as a percent of sales for the 40 weeks ended December 2, 1995 increased to 27.5% from 27.4% for the prior year after excluding a charge of $25 million for employee buy-out costs incurred as a result of new labor agreements entered into in Canada and a charge of $17 million to cover the cost of closing 13 non-Miracle stores in Canada recorded in the third quarter of fiscal 1994. The 0.1% increase resulted primarily from increased costs and expenses associated with store operating expenses in the U.S., partly offset by reduced labor and advertising costs in both the U.S. and Canada. However, store operating, general and administrative expense of $2.1 billion for the 40 weeks ended December 2, 1995 decreased $43 million from the same period last year, after excluding the charges noted above of $25 million and $17 million, mainly as a result of reduced labor costs in Canada, a decrease in U.S. and Canadian advertising, offset by an increase in U.S. store operating expenses.

As discussed in detail on pages 7, 8 and 9, the Company recorded a charge in the third quarter of fiscal 1994 of $127 million representing the write-off of $50 million of goodwill and the write down of $77 million of fixed assets relating to Miracle stores which will continue to generate operating losses.

Interest expense increased $1.1 million from the previous year, principally in Canada on increased borrowings and an increase in interest rates, partly offset by decreased borrowings and a decrease in interest expense on capital leases in the U.S.

Income before taxes for the 40 weeks ended December 2, 1995 of approximately $50.7 million increased from $27.9 million or 82% from the same period last year, after excluding the charge for the write-off of goodwill and long-lived assets of $127 million, the employee buy-out provision of $25 million and the provision for store closings of $17 million. The increase is mainly the result of a $43 million decrease in store operating, general and administrative expense, partially offset by a decrease in gross margin of $19 million.

The income tax provision for the first 40 weeks of fiscal years 1995 and 1994 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. In the first and second quarters of fiscal year 1994, the income tax provision included a deferred tax benefit relating to the Canadian operating results.

In addition, the income tax provision for the 40 weeks ended December 3, 1994 includes a charge of $43 million for the establishment of a valuation allowance to offset previously recorded Canadian deferred tax benefits resulting from loss carryforwards for which, based on current available evidence, it is more likely than not that such deferred tax asset will not be realized. Offsetting this charge was the reversal of $27 million representing the taxes associated with the undistributed earnings of its Canadian operations as a result of the Company's election to permanently reinvest these prior years earnings. Further, this decision also resulted in a direct charge to equity to eliminate the deferred tax asset of approximately $20 million related to the Cumulative Translation Adjustment. The third quarter fiscal 1994 results were further affected by the Company's decision to no longer record income tax benefits on current Canadian losses.

As of December 2, 1995 the Company is continuing to fully reserve for all Canadian deferred tax assets.

Effective February 27, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". As a result, the Company recorded a charge of $5.0 million or $0.13 per share (net of tax) as the cumulative effect of this change on prior years.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 1995 with working capital of $201 million compared to $97 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $113 million at the end of the third quarter of fiscal 1995 compared to $129 million at the end of fiscal 1994.

On October 17, 1995, the Company's Canadian subsidiary, The Great Atlantic & Pacific Company of Canada, Ltd., ("A&P Canada") issued U.S. $75 million of unsecured, non-callable 7.78% Notes due November 2000. The net proceeds from the issuance of these Notes was used to repay indebtedness under the Canadian subsidiary's revolving credit facility.

At December 2, 1995, the Company had approximately $200 million available under its revolving credit agreements and approximately $45 million in bank lines of credit.
                                    -11-


In December 1995, subsequent to the end of the third quarter, syndicates of banks provided an aggregate of U.S. $475 million unsecured, five year revolving credit facilities to the Company and A&P Canada.

The Company's loan agreements and public bonds contain certain financial covenants and limitations on the incurrence of additional indebtedness. The Company was in compliance with such covenants as of December 2, 1995.

For the 40 weeks ended December 2, 1995, capital expenditures totaled $166 million, which included 26 new stores and 58 remodels and enlargements. The Company expects to have capital expenditures of approximately $47 million in the fourth quarter of fiscal 1995.

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


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None


Item 5.  Other Information
         -----------------
         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         10 - Competitive Advance and Revolving Credit Facilities
              Agreement dated as of December 12, 1995.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 16, 1996    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 16, 1996    By:
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

































                                    -14-