Form 10-K
period 1996-02-24
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1996-05-24
CIK 43300

Conformed Copy
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                     Commission file number 1-4141
ended February 24, 1996

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

                                    None
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes         No      X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 7, 1996 was $ 595,535,908.

The number of shares of common stock outstanding at May 7, 1996 was 38,220,333.

                    Documents Incorporated by Reference

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1995 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 24, 1996, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.


PART I

ITEM 1.  Business

General

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 1,014 stores averaging 34,200 square feet per store as of February 24, 1996. In addition, the Company began franchising its Canadian Food Basics stores in fiscal 1995. As of February 24, 1996, the Company had 7 Food Basics Franchisee stores in Canada averaging 25,400 square feet per store. On the basis of reported sales for fiscal 1995, the Company believes that it is one of the ten largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit and in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Food Mart, Food Bazaar, Miracle Food Mart, Ultra Mart, Futurestore, Dominion, Food Basics and Compass Foods, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments. National, regional and local brands are sold as well as private label merchandise and generic (non-branded) products. In support of its retail operations, the Company also operates two coffee roasting plants, two bakeries, one delicatessen food kitchen, and an ice cream plant. The products processed in these facilities are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Eight O'Clock, Bokar, Royale, Savings Plus, Jane Parker and Wesley's Quaker Maid. All products produced by A&P's food processing operations are sold in Company stores. A&P also sells its coffee and ice cream products to unaffiliated retail outlets outside of its marketing areas.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its corporate operations and retail stores. During fiscal 1995, the Company expended approximately $236 million for capital projects. The Company's plans for fiscal 1996 anticipate capital expenditures of approximately $310 million which include the opening of 39 new supermarkets and 1 new liquor store, the remodeling or expansion of 94 stores and converting the format of 40 Canadian stores. As usual, the Company is currently developing plans for additional stores to be opened in the following fiscal year.


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

Employees

As of the close of fiscal 1995, the Company had approximately 89,000 employees, of which 70% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1995 Annual Report to Shareholders on pages 24 and 28 and is herein incorporated by reference.

ITEM 2.  Properties


At February 24, 1996, the Company operated 1,014 retail stores.
Approximately 7% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:


          New England States:
            Connecticut.............    56
            Massachusetts...........    22
            New Hampshire...........     1
            Vermont.................     2
                                     -----
              Total.................    81


          Middle Atlantic States:
            District of Columbia....     1
            Delaware................     8
            Maryland................    50
            New Jersey..............   111
            New York................   186
            Pennsylvania............    44
                                     -----
              Total.................   400


          Mid-Western States:
            Michigan................    97
            Wisconsin...............    51
                                     -----
              Total.................   148


          Southern States:
            Alabama.................     4
            Georgia.................    45
            Kentucky................     2
            Louisiana...............    26
            Mississippi.............     7
            North Carolina..........    23
            South Carolina..........     8
            Virginia................    51
            West Virginia...........     6
                                     -----
              Total.................   172

              Total United States...   801

          Ontario, Canada...........   213
                                     -----
              Total Stores.......... 1,014
                                     =====

The total area of all retail stores is approximately 34.7 million square feet averaging 34,200 square feet per store. The stores built by the Company over the past several years and those planned for fiscal 1996, generally range in size from 50,000 to 65,000 square feet, of which approximately 65% to 70% is utilized as selling area.

The Company operates two coffee roasting plants, two bakeries, one delicatessen food kitchen, and an ice cream plant in the United States and Canada. In addition, the Company maintains warehouses which service its store network.

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $49 million as of February 24, 1996.

ITEM 3.  Legal Proceedings

The information required is contained in the 1995 Annual Report to Shareholders on page 28 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1995 Annual Report to Shareholders on pages 29, 30 and 31 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 31 of the 1995 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1995 Annual Report to Shareholders on pages 15 through 18 and is herein incorporated by reference.

ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed hereunder are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1995 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 29 of the 1995 Annual Report to Shareholders and is herein incorporated by reference.

ITEM  9.   Changes  in and Disagreements with Accountants on  Accounting  and
Financial    Disclosure
Not applicable.

PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Executive Officers of the Company

        Name        Age             Current Position

  James Wood..........    66  Chairman of the Board and Chief Executive
Officer
  Fred Corrado........    56  Vice Chairman of the Board and Chief Financial
Officer
  Christian W.E. Haub.    31  President and Chief Operating Officer
  Peter J. O'Gorman...    57  Executive Vice President - International Store
                                and Product Development
  Gerald L. Good......    53  Executive Vice President - Marketing and
Merchandising
  J. Wayne Harris.....    57  Executive Vice President - Canadian Operations
  George Graham.......    46  Senior Vice President - Chief Merchandising
Officer
  John D. Moffatt.....    48  Chairman and Chief Executive Officer -
The Great Atlantic & Pacific Company of                       Canada, Limited
  Ivan K. Szathmary...    59  Senior Vice President - Chief Services Officer
  Robert G. Ulrich....    61  Senior Vice President - General Counsel


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

Mr. Corrado was elected as Vice Chairman of the Board on October 6, 1992. He has also served as Chief Financial Officer since joining the Company in January 1987. Mr. Corrado also served as Treasurer of the Company in 1987 and from April 18, 1989 through December 5, 1995. Mr. Corrado has been a member of the Board of Directors of the Company since December 4, 1990, and is currently the Vice Chairman of the Executive Committee and a member of the Finance and Retirement Benefits Committees.

Mr. Haub was elected President and Chief Operating Officer of the Company on December 7, 1993. Prior to assuming his present position he served as Corporate Vice President, Development and Strategic Planning, since joining the Company in 1991. Prior thereto and during the past five years, Mr. Haub was a partner in the investment banking firm, Global Reach, which he had joined from the investment banking firm of Dillon Read & Co., Inc. in New York City. Mr. Haub has been a member of the Board of Directors of the Company since December 3, 1991 and is a member of the Finance Committee.

Mr. O'Gorman was elected Executive Vice President - International Store and Product Development on June 26, 1995. During the past five years he was Executive Vice President - Development and Strategic Planning, and Executive Vice President - Development.

Mr. Good was elected Executive Vice President - Marketing and Merchandising on October 3, 1994. During the past five years and prior to assuming his present position he served as Senior Vice President and Chairman, The Great Atlantic & Pacific Company of Canada, Limited, Senior Vice President - Field Administration, and as Vice President - Chief Administrative Officer.

Mr. Harris was elected Executive Vice President - Canadian Operations on December 12, 1995. Prior thereto, he had been successively Executive Vice President, Chairman Waldbaum's, Inc. and Chief Operating Officer - U.S. Operations. In 1993 Mr. Harris was Senior Vice President - Northeast Operations, and prior thereto Vice President - Operations Greater New York Metropolitan area. During the past five years and prior to joining the Company in September 1992, he was Group President, Cincinnati/Dayton marketing area of the Kroger Company.

Mr. Graham was elected Senior Vice President - Chief Merchandising Officer in March 1990. Prior to assuming his present position he was President, Metro Group of the Company.

Mr. Moffatt was elected Chairman and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited effective upon his hire on September 1, 1994. Prior thereto and during the past five years he was president of Cott Corporation's Control Brands Division in Ontario, and from January 1989 to November 1992 he was President, Eastern Division, First National Supermarkets in Windsor Locks, Connecticut.

Dr. Szathmary was elected Senior Vice President and Chief Services Officer in July 1986.

Mr. Ulrich was elected Senior Vice President and General Counsel of the Company in April 1981.

The Company has filed with the Commission since the close of its fiscal year ended February 24, 1996 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 14 and is incorporated by reference from the proxy statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required is contained in the Company's 1995 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required is contained in the Company's 1995 definitive proxy statement on pages 1 and 7 and is herein incorporated by reference.


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

      1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 1995 Annual Report to Shareholders. The following required items, appearing on pages 19 through 30 of the 1995 Annual Report to Shareholders, are herein incorporated by reference:


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

        9)     Not Applicable

        10)    Material Contracts
               a) Management Compensation     Exhibit 10)b) to Form 10-K
                  Agreements                  for the fiscal years ended
                                              February 25, 1989,
                                              February 24, 1990,  and
                                              Exhibit 10)a) for the fiscal
                                              years ended
                                              February 26, 1994, and
                                              February 25, 1995

               b) Supplemental Executive      Exhibit 10)b) to Form 10-K
                  Retirement Plan, amended    for the fiscal year ended
                  and restated                February 27, 1993

               c) 1975 Stock Option Plan,     Exhibit 10) to Form 10-K for
                  as amended                  the fiscal year ended
                                              February 23, 1985

               d) 1984 Stock Option Plan,     Exhibit 10)e) to Form 10-K
                  as amended                  for the fiscal year ended
                                              February 23, 1991

               e) 1994 Stock Option Plan      Exhibit 10)e) to Form 10-K
                                              for the fiscal year ended
                                              February 25, 1995

               f) 1994 Stock Option Plan      Exhibit 10)f) to Form 10-K
                  for Non-Employee Directors  for the fiscal year ended
                                              February 25, 1995

               g) Competitive Advance and     Exhibit 10) to Form 10-Q
                  Revolving Credit Facilities for the quarter ended
                  Agreement dated as of       December 2, 1995, filed on
                  December 12, 1995.          Form SE.

       Exhibit                               Incorporation by reference
       Numbers    Description                (If applicable)


         11)      Not Applicable

         12)      Not Applicable

         13)      1995 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable


  (b) Reports on Form 8-K

      No reports on Form 8-K were filed for the fiscal year ended February 24, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Great Atlantic & Pacific Tea Company, Inc.
                                             (registrant)

Date May 14, 1996             By:            /s/ Fred Corrado

                                                Fred Corrado
                                       Vice Chairman of the Board and
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ James Wood                 Chairman of the Board,
    James Wood                 Chief Executive Officer and Director

/s/ Fred Corrado               Vice Chairman of the Board,
    Fred Corrado               Chief Financial Officer and  Director

/s/ Rosemarie Baumeister       Director
    Rosemarie Baumeister

/s/ Christopher F. Edley       Director
    Christopher F. Edley

/s/ Christian W.E. Haub        Director
    Christian W.E. Haub

/s/ Helga Haub                 Director
    Helga Haub

/s/ Barbara Barnes Hauptfuhrer Director
    Barbara Barnes Hauptfuhrer

/s/ Paul C. Nagel, Jr.         Director
    Paul C. Nagel, Jr

/s/ Eckart C. Siess            Director
    Eckart C. Siess

/s/ Fritz Teelen               Director
    Fritz Teelen

/s/ Henry W. Van Baalen        Director
    Henry W. Van Baalen

/s/ R.L. "Sam" Wetzel          Director
    R.L. "Sam" Wetzel

The above-named persons signed this report on behalf of the registrant on May 14, 1996.





   /s/ Kenneth A. Uhl      Vice President, Controller  May, 14, 1996
   Kenneth A. Uhl                                       Date