Form 10-Q
period 1996-06-15
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1996-07-29
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 15, 1996             Commission File Number 1-4141

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

            Class                       Outstanding at June 15, 1996
            -----                      ----------------------------

Common stock - $1 par value                       38,220,333 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 15,         June 17,
                                         1996             1995
                                      ----------       ----------

Sales                                 $3,092,554       $3,135,514
Cost of merchandise sold              (2,195,774)      (2,225,702)
                                      ----------       ----------
Gross margin                             896,780          909,812
Store operating, general and
 administrative expense                 (844,037)        (862,928)
                                      ----------       ----------
Income from operations                    52,743           46,884
Interest expense, net                    (20,771)         (22,346)
                                      ----------       ----------
Income before income
 taxes                                    31,972           24,538
Provision for income taxes               (10,093)          (9,988)
                                      ----------       ----------
Net income                                21,879           14,550
Retained earnings at
 beginning of period                     382,380          332,800
Cash dividends                            (1,911)          (1,911)
                                      ----------       ----------
Retained earnings at
 end of period                        $  402,348       $  345,439
                                      ==========       ==========
Earnings per share:

 Net income                           $      .57       $      .38
                                      ==========       ==========

Cash dividends                        $      .05       $      .05
                                      ==========       ==========

Weighted average number of
  common and common equivalent
  shares outstanding                  38,295,144       38,220,333
                                      ==========       ==========

















                  See Notes to Quarterly Report on Page 5.

                                    - 1 -
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                          June 15, 1996    Feb. 24, 1996
                                          -------------    -------------
                                           (Unaudited)
ASSETS
- ------
  Current assets:
   Cash and short-term investments        $   123,400       $   99,772
   Accounts receivable                        193,797          205,133
   Inventories                                846,164          826,510
   Prepaid expenses and other assets           48,914           43,520
                                           ----------       ----------
     Total current assets                   1,212,275        1,174,935
                                           ----------       ----------

  Property:
   Property owned                           1,478,239        1,461,165
   Property leased                             90,341           93,379
                                           ----------       ----------
     Property-net                           1,568,580        1,554,544
  Other assets                                143,220          131,368
                                           ----------       ----------
  Total Assets                             $2,924,075       $2,860,847
                                           ==========       ==========





















                  See Notes to Quarterly Report on Page 5.

                                     -2-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 15, 1996   Feb. 24, 1996
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------

  Current liabilities:
   Current portion of long-term debt         $  4,548       $   13,040
   Current portion of obligations under
     capital leases                            13,018           13,125
   Accounts payable                           495,257          452,257
   Book overdrafts                            161,511          157,022
   Accrued salaries, wages and benefits       125,481          127,133
   Accrued taxes                               62,732           59,407
   Other accruals                             161,416          161,984
                                           ----------       ----------
     Total current liabilities              1,023,963          983,968
                                           ----------       ----------

  Long-term debt                              653,430          650,169
                                           ----------       ----------
  Obligations under capital leases            126,479          129,887
                                           ----------       ----------
  Deferred income taxes                       125,562          120,904
                                           ----------       ----------
  Other non-current liabilities               151,308          153,134
                                           ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares;
     issued--38,229,490 shares                 38,229           38,229
   Capital surplus                            453,475          453,475
   Cumulative translation adjustment         (50,356)         (50,936)
   Retained earnings                          402,348          382,380
   Treasury stock, at cost, 9,157 shares        (363)            (363)
                                           ----------       ----------
   Total shareholders' equity                 843,333          822,785
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $2,924,075       $2,860,847
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       16 Weeks Ended
                                               June 15, 1996   June 17, 1995
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 21,879         $ 14,550
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                 69,558           70,400
    Deferred income tax provision                  5,989           10,905
    (Gain) loss on disposal of owned property         52            (441)
    Decrease in receivables                       11,610           16,952
    (Increase) decrease in inventories          (18,579)            9,317
    Increase in prepaid expenses and
      other current assets                       (7,417)          (9,643)
    Increase in accounts payable                  42,402           39,369
    Decrease in accrued salaries,
      wages and benefits                         (1,873)          (8,050)
    Increase in accrued taxes                     4,156            1,917
    Decrease in store closing reserves           (5,099)            (405)
    Increase in other accruals
      and other liabilities                       2,241            4,971
    Other                                        (8,837)          (4,636)
                                               ---------        ---------
Net cash provided by operating activities       116,082          145,206
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (93,233)         (67,737)
  Proceeds from disposal of property              8,815           19,255
                                               ---------        ---------
Net cash used in investing activities           (84,418)         (48,482)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     10,577              992
  Proceeds under revolving lines of
    credit and long-term borrowings               6,646           56,915
  Payments on revolving lines of
    credit and long-term borrowings             (23,575)        (155,774)
  Increase in book overdrafts                     4,117            1,097
  Principal payments on capital leases           (4,034)          (4,367)
  Cash dividends                                 (1,911)          (1,911)
                                               ---------        ---------
Net cash used in financing activities            (8,180)        (103,048)
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                    144              179
                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                         23,628          (6,145)

Cash and Short-Term Investments
  at Beginning of Period                          99,772          128,930
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                              $123,400        $ 122,785
                                               =========        =========





                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 16 weeks ended June 15, 1996 and June 17, 1995 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1995 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2) INCOME TAXES

   The income tax provisions recorded in the first quarter of fiscal years 1996 and 1995 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The first quarter 1996 and 1995 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its valuation allowance.

   As of June 15, 1996, a valuation allowance existed for the entire amount of the net deferred tax assets relating to the Canadian operations. During the first quarter of fiscal 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance.
   Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets was more likely than not to be realized due to the pretax losses experienced by Canada in fiscal years 1992 through 1994.


3) OTHER ASSETS

   Other assets include notes receivable and equipment leases relating to Food Basics franchising.


4) NEW ACCOUNTING STANDARD

   Effective February 25, 1996 the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company will continue to apply the methods prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with proforma disclosure of net income and earnings per share as if the fair value based method of SFAS 123 had been applied.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 15, 1996
                      ---------------------------------
OPERATING RESULTS

Sales for the first quarter ended June 15, 1996 of $3.1 billion decreased $43 million or 1.4% from the prior year first quarter. Contributing to this decrease is the Company's continuing program to eliminate obsolete, unproductive stores, and the consequent closing of 34 stores during the first quarter of fiscal 1996, which includes 5 replacement stores. Of the 34 store closings, 6 have already re-opened as Food Basics Franchise stores in Canada and 6 are scheduled to re-open later in the year as Food Basics Franchise stores. The closure of 141 stores since the beginning of fiscal 1995, of which 24 have been converted to Food Basics Franchise stores in Canada and 6 which will be converted to Food Basics Franchise stores later in the year, and 8 which were sold in the Rhode Island market, reduced comparative sales by approximately $165 million or 5.3%. The opening of 25 stores in new market areas since the beginning of fiscal 1995 added approximately $96 million or 3.1% to sales in the first quarter of fiscal 1996. As of June 15, 1996, the Company serviced 24 Food Basics Franchise stores to which the Company had wholesale sales of $34 million. Same store sales for the first quarter, including replacement stores, decreased 0.4% from the prior year. Average weekly sales per store were approximately $187,600 versus $176,300 for the corresponding period of the prior year for a 6.4% increase.

Same store sales for U.S. operations, which include replacement stores, declined 0.5% from the prior year as the Company continued its new store development program in the U.S. In Canada, same store sales, which include replacement stores, increased 0.2% from the prior year.

Gross margin as a percent of sales decreased .02% to 29.00% in the first quarter of fiscal 1996 from 29.02% for the first quarter of fiscal 1995, resulting primarily from decreased gross margin rates in Canada and increased promotional price reductions in the U.S. The gross margin dollar decrease of $13 million is primarily the result of a decrease in sales volume which had an impact of decreasing margin by $24 million, partially offset by an increase in gross margin rates of $11 million. In Canada, gross margin decreased $13 million, primarily resulting from the effect of a decrease in sales volume which had an impact of decreasing margin by $12 million and a decrease in gross margin rates of $1 million. The U.S. gross margin remained flat with volume declines which impacted margins by $12 million being offset by an increase in gross margin rates of $12 million.

Store operating, general, and administrative expense as a percent of sales decreased to 27.3% from 27.5% for the corresponding period in the prior year resulting primarily from reduced advertising costs in both the U.S. and Canada and reduced store labor costs and occupancy costs in Canada.

Interest expense decreased $1.6 million from the previous year, primarily due to decreased average borrowings and a decrease in average interest rates in both the U.S. and Canada.

Income before income taxes for the first quarter ended June 15, 1996 was $32 million compared to $24.5 million for the comparable period in the prior year for an increase of approximately $7.5 million or 30%. The increase is mainly the result of lower store operating, general and administrative expenses of $18.9 million, and lower interest expense of $1.6 million, partially offset by lower gross margin of $13 million.

The income tax provisions recorded in the first quarter of fiscal years 1996 and 1995 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The first quarter 1996 and 1995 provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its income tax valuation allowance. As of June 15, 1996, the Company is continuing to fully reserve for all Canadian deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter with working capital of $188 million compared to $191 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $123 million at the end of the first quarter of fiscal 1996 compared to $100 million at the end of fiscal 1995.

The Company has a U.S. $400 million and a Canadian $75 million unsecured, five year revolving credit agreement which expires in December, 2000. In addition, the Company also has various uncommitted lines of credit with numerous banks. As of June 15, 1996, the Company had approximately $378 million available in credit facilities of which $370 million were committed facilities.

The Company's loan agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of June 15, 1996.

For the 16 weeks ended June 15, 1996, capital expenditures totaled $93 million, which included 13 new stores and 21 remodels and enlargements. The Company expects to have capital expenditures of approximately $217 million throughout the remainder of fiscal 1996.

These  available  cash resources, together with income from operations,  are
sufficient   for  the  Company's  capital  expenditure  program,   mandatory
scheduled debt repayments and dividend payments for fiscal 1996.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its annual meeting of Shareholders, held on July 9, 1996, there were 35,692,568 shares, or 93.4% of the 38,220,333 shares outstanding and entitled to vote represented either in person or by proxy.

         The 11 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 99.2% of the shares present. Deloitte & Touche LLP was re-elected as the Company's independent auditor by at least 99.8% of the shares present.

         A shareholder proposal on a non-employee director retirement plan was rejected, with 5,421,129 votes representing 16.2% of the shares voting in favor of the proposal and 27,959,364 shares voting against. A second shareholder proposal, on director compensation, was rejected, with 1,372,480 shares representing 4.1% voting in favor of the proposal and 31,999,000 shares voting against.


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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 29, 1996       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)