Form 10-Q
period 1996-09-07
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1996-10-11
CIK 43300

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                                  FORM 10-Q

                     2ND QUARTER ENDED SEPTEMBER 7, 1996





                                                  Conformed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 7, 1996           Commission File Number 1-4141

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

            Class                   Outstanding at September 7, 1996
            -----                   ---------------------------------

Common stock - $1 par value                       38,220,333 shares

                                                  Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 7, 1996            Commission File Number 1-4141

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

            Class                   Outstanding at September 7, 1996
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



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
              (Dollars in thousands, except per share figures)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                            September 7, September 9, September 7, September 9,
                               1996          1995       1996         1995
                            -----------  ----------- ----------- -----------

Sales                        $2,329,987  $2,341,171   $5,422,541  $5,476,685
Cost of merchandise sold     (1,667,632) (1,672,068)  (3,863,406) (3,897,770)
                             ----------  ----------   ----------  ----------
Gross margin                    662,355     669,103    1,559,135   1,578,915
Store operating, general and
 administrative expense        (627,802)   (639,242)  (1,471,839) (1,502,170)
                             ----------  ----------   ----------  ----------
Income from operations           34,553      29,861       87,296      76,745
Interest expense, net           (15,476)    (16,006)     (36,247)    (38,352)
                             ----------  ----------   ----------  ----------
Income before income taxes       19,077      13,855       51,049      38,393
Provision for income taxes       (5,083)     (4,471)     (15,176)    (14,459)
                             ----------  ----------   ----------  ----------
Net Income                       13,994       9,384       35,873      23,934
Retained earnings at
  beginning of period           402,348     345,439      382,380     332,800
Cash dividends                  (1,911)     (1,911)      (3,822)     (3,822)
                             ----------  ----------   ----------  ----------
Retained earnings at
  end of period              $  414,431  $  352,912   $  414,431  $  352,912
                             ==========  ==========   ==========  ==========

Earnings per share:
  Net Income                 $      .37  $      .25   $      .94  $      .63
                             ==========  ==========   ==========  ==========

Cash dividends               $      .05  $      .05   $      .10  $      .10
                             ==========  ==========   ==========  ==========

Weighted average number of
  common and common
  equivalent shares
  outstanding                38,252,259  38,220,333   38,281,559  38,220,333
                             ==========  ==========   ==========  ==========

















                  See Notes to Quarterly Report on Page 5.

                                    - 1 -
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                      September 7, 1996    February 24, 1996
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  117,999         $   99,772
   Accounts receivable                        200,288            205,133
   Inventories                                832,240            826,510
   Prepaid expenses and other assets           50,884             43,520
                                           ----------         ----------
     Total current assets                   1,201,411          1,174,935
                                           ----------         ----------

  Property:
   Property owned                           1,478,087          1,461,165
   Property leased                             87,638             93,379
                                           ----------          ---------
     Property-net                           1,565,725          1,554,544
  Other assets                                157,085            131,368
                                           ----------         ----------
  Total Assets                             $2,924,221         $2,860,847
                                           ==========         ==========














                  See Notes to Quarterly Report on Page 5.





                                     -2-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                      September 7, 1996    February 24, 1996
                                      ------------------   ------------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $   29,598          $  13,040
   Current portion of obligations under
     capital leases                            12,901             13,125
   Accounts payable                           477,178            452,257
   Book overdrafts                            162,753            157,022
   Accrued salaries, wages and benefits       125,576            127,133
   Accrued taxes                               52,916             59,407
   Other accruals                             145,412            161,984
                                           ----------         ----------
     Total current liabilities              1,006,334            983,968
                                           ----------         ----------

  Long-term debt                              664,518            650,169
                                           ----------         ----------
  Obligations under capital leases            123,280            129,887
                                           ----------         ----------
  Deferred income taxes                       122,110            120,904
                                           ----------         ----------
  Other non-current liabilities               152,326            153,134
                                           ----------         ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                  -
   Common stock--$1 par value; authorized--
    80,000,000 shares;
    issued--38,220,333 shares                  38,220             38,220
   Capital surplus                            453,121            453,121
   Cumulative translation adjustment          (50,119)           (50,936)
   Retained earnings                          414,431            382,380
                                           ----------         ----------
   Total shareholders' equity                 855,653            822,785
                                           ----------         ----------
   Total liabilities and shareholders'
     equity                                $2,924,221         $2,860,847
                                           ==========         ==========
                  See Notes to Quarterly Report on Page 5.

                                     -3-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        28 Weeks Ended

                                              Sept. 7,1996     Sept. 9, 1995
                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $35,873           $ 23,934
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                122,798            122,740
    Deferred income tax provision                  2,556              5,837
    (Gain) loss on disposal of owned property        519             (1,970)
    Decrease in receivables                        4,973             29,743
    Increase in inventories                       (5,376)            (6,770)
    Increase in prepaid expenses and other
      current assets                             (8,938)            (10,098)
    Increase in other assets                    (23,472)             (2,967)
    Increase in accounts payable                 24,762              42,702
    Decrease in accrued salaries,
      wages and benefits                         (1,649)            (11,368)
    Increase (decrease) in accrued taxes         (6,202)              2,363
    Decrease in store closing reserves           (6,375)             (7,126)
    Decrease in other accruals
      and other liabilities                      (4,364)             (2,644)
    Other                                            536                (80)
                                               ---------          ---------
Net cash provided by operating activities        135,641            184,296
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                    (150,367)          (109,004)
  Proceeds from disposal of property              7,541             23,689
                                               ---------          ---------
Net cash used in investing activities          (142,826)           (85,315)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      56,187             26,492
  Proceeds under revolving lines
    of credit and long-term borrowings            25,497             92,288
  Payments on revolving lines of
    credit and long-term borrowings             (51,092)          (210,639)
  Increase in book overdrafts                     5,590              7,102
  Principal payments on capital leases           (7,005)            (7,885)
  Cash dividends                                 (3,822)            (3,822)
                                               ---------          ---------
Net cash provided by (used in)
  financing activities                            25,355           (96,464)
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                     57             1,034
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         18,227             3,551

Cash and Short-Term Investments
  at Beginning of Period                          99,772           128,930
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 117,999         $ 132,481
                                               =========         =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 28 weeks ended September 7, 1996 and September 9, 1995 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provisions recorded for the 28 week period ended in fiscal years 1996 and 1995 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 28 week period ended in fiscal years 1996 and 1995, the income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its valuation allowance.

   As of September 7, 1996, a valuation allowance existed for the entire amount of the net deferred tax assets relating to the Canadian operations. During the 28 week period ended in fiscal 1996, the Canadian operations generated pretax earnings which resulted in the reversal of a portion of the valuation allowance. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized.

3) OTHER ASSETS

   Other assets include notes receivable and equipment leases relating to Food Basics franchising operations.

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

5  COMMON STOCK

   A revision to the Maryland General Corporation Law has eliminated the concept of Treasury shares. Therefore, shares of common stock reacquired by a corporation constitute unissued shares. For financial reporting purposes, reacquired shares are recorded as reductions to issued common stock and to additional paid-in-capital. This change had no effect on total Shareholders' equity.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 7, 1996
                      ---------------------------------
OPERATING RESULTS

Sales  for  the  second  quarter ended September 7,  1996  of  $2.3  billion decreased $11 million or 0.5% from the prior year second quarter. Contributing to this decrease is the Company's continuing program to eliminate obsolete, underperforming stores, and the consequent closing of 53 stores during the first half of fiscal 1996, which includes 7 replacement stores. Of the 53 store closings, 14 have already re-opened as Food Basics Franchise stores in Canada and 6 are scheduled to re-open later in the year as Food Basics Franchise stores. The closure of 126 stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1995, of which 36 have been converted to Food Basics Franchise stores in Canada and 6 which will be converted to Food Basics Franchise stores later in the year, reduced comparative sales by approximately $102 million or 4.4% in the second quarter of 1996. The opening of 28 stores in new market areas since the beginning of the second quarter of fiscal 1995 added approximately $54 million or 2.3% to sales in the second quarter of fiscal 1996. As of September 7, 1996, the Company serviced 36 Food Basics Franchise stores to which the Company had wholesale sales of $41 million for the 12 weeks ended September 7, 1996. Same store sales for the second quarter, including replacement stores, remained flat from the prior year. Average weekly sales per store were approximately $191,600 versus $179,700 for the corresponding period of the prior year for a 6.6% increase.

Same store sales for U.S. operations, which include replacement stores, remained flat from the prior year. In Canada, same store sales, which include replacement stores, decreased 0.3% from the prior year.

Gross margin as a percent of sales decreased .15% to 28.43% in the second quarter of fiscal 1996 from 28.58% for the second quarter of fiscal 1995, resulting primarily from decreased gross margin rates in Canada and increased promotional price reductions in the U.S. The gross margin dollar decrease of $7 million is primarily the result of a decrease in sales volume which had an impact of decreasing margin by $14 million and a decrease in the Canadian exchange rate of $2 million, partially offset by an increase in gross margin rates of $9 million. In the U.S., gross margin increased $5 million, primarily resulting from an increase in gross margin rates of $8 million partially offset by a decrease in sales volume which had an impact of decreasing margin by $3 million. In Canada, gross margin decreased $12 million, primarily resulting from the effect of a decrease in sales volume which had an impact of decreasing margin by $11 million and a lower Canadian exchange rate resulting in a decrease of $2 million, partially offset by an increase in gross margin rates of $1 million.

Store operating, general and administrative expense as a percent of sales decreased to 26.94% from 27.30% for the corresponding period in the prior year resulting primarily from reduced advertising costs in both the U.S. and Canada and reduced occupancy costs in Canada.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------


Interest expense-net decreased $0.5 million from the previous year, primarily due to an increase in interest income of $0.7 million. In both the U.S. and Canada, average borrowings increased while average interest rates decreased, resulting in interest expense increasing $0.2 million.

Income before income taxes for the 12 weeks ended September 7, 1996 was $19.1 million compared to $13.9 million for the comparable period in the prior year for an increase of $5.2 million or 37.7%. The increase is mainly the result of lower store operating, general and administrative expenses of $11.4 million and lower net interest expense of $0.5 million, partially offset by lower gross margin of $6.7 million.

The income tax provisions recorded for the 28 week period ended in fiscal years 1996 and 1995 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The second quarter 1996 and 1995 provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its income tax valuation allowance.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 7, 1996
                      --------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 7, 1996 of $5.4 billion decreased $54 million or 1.0% from last year. Contributing to this decrease is that the Company closed 159 stores since the beginning of fiscal 1995, of which 32 have been converted to Food Basics Franchise stores in Canada and 6 which will be converted to Food Basics Franchise stores later in the year, and 8 which were sold in the Rhode Island market in the first quarter of fiscal 1995. The 159 store closures, excluding replacement stores, since the beginning of fiscal 1995 reduced comparative sales by approximately $267 million or 4.9% in the first two quarters of fiscal 1996. The opening of 28 stores in new market areas since the beginning of fiscal 1995 added approximately $150 million or 2.7% to sales in the first two quarters of fiscal 1996. As of September 7, 1996, the Company serviced 36 Food Basics Franchise stores to which the Company had year to date wholesale sales of $75 million. Same store sales, including replacement stores, for the 28 weeks decreased 0.2% from the prior year. Average weekly sales per store were approximately $189,300 versus $177,800 for the corresponding period of the prior year for a 6.5% increase.

Year to date sales for U.S. operations have declined, with same store sales, which include replacement stores, down 0.3% from the prior year. In Canada, year to date sales have decreased, with same store sales, including replacement stores, remaining flat from the prior year.

Gross margin as a percent of sales decreased .08% to 28.75% from 28.83% for the prior year resulting primarily from decreased gross margin rates in Canada and increased promotional price reductions in the U.S., partially offset by decreased promotional price reductions in Canada. The gross margin dollar decrease of $20 million is primarily the result of a decrease in sales volume which had an impact of decreasing margin by $38 million and a lower Canadian exchange rate resulting in a decrease of $2 million, partially offset by an increase in gross margin rates of $20 million. In the U.S., gross margin increased $4 million, primarily resulting from increased gross margin rates of $20 million, partially offset by a decrease in sales volume which had an impact of decreasing margin by $16 million. In Canada, gross margin decreased $24 million, primarily resulting from a decrease in sales volume which had an impact of decreasing margin by $22 million and a lower Canadian exchange rate resulting in a decrease of $2 million.

Store operating, general and administrative expense as a percent of sales decreased to 27.14% from 27.43% for the prior year resulting primarily from reduced advertising costs in both the U.S. and Canada and reduced store labor costs and occupancy costs in Canada.

Interest expense-net, decreased $2.1 million from the previous year primarily due to an increase in interest income of $1 million, coupled with a $1.1 million decrease in interest expense resulting from decreases in average rates and capital lease interest expense in both the U.S. and Canada.

Income before income taxes for the 28 week period ended September 7, 1996 was $51.0 million compared to $38.4 million for the comparable period of the prior year for an increase of approximately $12.6 million or 33%. The increase in mainly the result of lower store operating, general and administrative expenses of $30.3 million and lower net interest expense of $2.1 million, partially offset by lower gross margin of $19.8 million.

The income tax provisions recorded in the first 28 week period of fiscal years 1996 and 1995 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The first and second quarter 1996 and 1995 provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its income tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $195 million compared to $191 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $118 million at the end of the second quarter of fiscal 1996 compared to $100 million at the end of fiscal 1995.

The Company has a U.S. $400 million and a Canadian $75 million unsecured, five year revolving credit agreement which expires in December, 2000. In addition, the Company also has various uncommitted lines of credit with numerous banks. As of September 7, 1996, the Company had approximately $395 million available in credit facilities of which $380 million were committed facilities.

The Company's loan agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of September 7, 1996.

For the 28 weeks ended September 7, 1996, capital expenditures totaled $150 million, which included 17 new stores and 48 remodels and enlargements. The Company expects to have additional capital expenditures of approximately $160 million throughout the remainder of fiscal 1996.

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


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None - Matters were previously reported on the First
                Quarter ended June 15, 1996  Form 10-Q.


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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 11, 1996    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 11, 1996    By:
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)
































                                    -12-