Form 10-Q
period 1996-11-30
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1997-01-13
CIK 43300

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                                  FORM 10-Q

                     3RD QUARTER ENDED NOVEMBER 30, 1996




                                                  Conformed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1996            Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at November 30, 1996
            -----                   ----------------------------------

Common stock - $1 par value                       38,221,716 shares
                                                  Executed Copy

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1996            Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 30, 1996
            -----                   ---------------------------------

Common stock - $1 par value                       38,221,716 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                               12 Weeks Ended             40 Weeks Ended
                            November 30,  December 2 November 30, December 2,
                               1996          1995       1996        1995
                            -----------  ----------- ----------- -----------
Sales                        $2,318,762  $2,293,597   $7,741,303  $7,770,282
Cost of merchandise sold    (1,650,098) (1,627,476)  (5,513,504) (5,525,246)
                             ----------  ----------   ----------  ----------
Gross margin                    668,664     666,121    2,227,799   2,245,036
Store operating, general and
 administrative expense       (634,266)   (636,886)  (2,106,105) (2,139,056)
                             ----------  ----------   ----------  ----------
Income from operations           34,398      29,235      121,694     105,980
Interest expense, net          (16,557)    (16,929)     (52,804)    (55,281)
                             ----------  ----------   ----------  ----------
Income before income taxes       17,841      12,306       68,890      50,699
Provision for income taxes      (3,750)     (4,571)     (18,926)    (19,030)
                             ----------  ----------   ----------  ----------
Net income                       14,091       7,735       49,964      31,669
Retained earnings at
 beginning of period            414,431     352,912      382,380     332,800
Cash dividends                  (1,911)     (1,911)      (5,733)     (5,733)
                             ----------  ----------   ----------  ----------
Retained earnings at
 end of period               $  426,611  $  358,736   $  426,611  $  358,736
                             ==========  ==========   ==========  ==========

Earnings per share:
 Net income                  $      .37  $      .20   $     1.31  $      .83
                             ==========  ==========   ==========  ==========

Cash dividends               $      .05  $      .05   $      .15  $      .15
                             ==========  ==========   ==========  ==========
Weighted average number of
  common and common
  equivalent shares
  outstanding                38,267,453  38,220,483   38,278,049  38,220,483
                             ==========  ==========   ==========  ==========



















                  See Notes to Quarterly Report on Page 5.

                                     -1-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                      November 30, 1996    February 24, 1996
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  118,026         $   99,772
   Accounts receivable                        206,305            205,133
   Inventories                                911,392            826,510
   Prepaid expenses and other assets           36,576             43,520
                                           ----------         ----------
     Total current assets                   1,272,299          1,174,935
                                           ----------         ----------

  Property:
   Property owned                           1,497,040          1,461,165
   Property leased                             91,352             93,379
                                           ----------         ----------
     Property-net                           1,588,392          1,554,544
  Other assets                                171,240            131,368
                                           ----------         ----------
  Total Assets                             $3,031,931         $2,860,847
                                           ==========         ==========




















                  See Notes to Quarterly Report on Page 5.


                                     -2-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                       November 30, 1996   February 24, 1996
                                       ------------------  ------------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt         $   15,525       $   13,040
   Current portion of obligations under
     capital leases                              12,851           13,125
   Accounts payable                             474,892          452,257
   Book overdrafts                              227,079          157,022
   Accrued salaries, wages and benefits         135,187          127,133
   Accrued taxes                                 53,621           59,407
   Other accruals                               139,462          161,984
                                             ----------       ----------
     Total current liabilities                1,058,617          983,968
                                             ----------       ----------

  Long-term debt                                712,576          650,169
                                             ----------       ----------
  Obligations under capital leases              126,882          129,887
                                             ----------       ----------
  Deferred income taxes                         110,170          120,904
                                             ----------       ----------
  Other non-current liabilities                 155,329          153,134
                                             ----------       ----------
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                     -                -
   Common stock--$1 par value; authorized--
    80,000,000 shares; issued and outstanding
    November 1996 - 38,221,716 shares,
    February 1996 - 38,220,333 shares            38,222           38,220
   Capital surplus                              453,159          453,121
   Cumulative translation adjustment           (49,635)         (50,936)
   Retained earnings                            426,611          382,380
                                             ----------       ----------
   Total shareholders' equity                   868,357          822,785
                                             ----------       ----------
   Total liabilities and shareholders'
     equity                                  $3,031,931       $2,860,847
                                             ==========       ==========

                  See Notes to Quarterly Report on Page 5.

                                     -3-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        40 Weeks Ended
                                                November 30,      December 2,
                                                     1996            1995
                                               --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  49,964       $  31,669
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                   176,737         174,697
    Deferred income tax provision (benefit)         (9,115)               5
    (Gain) Loss on disposal of owned property           908         (1,451)
    (Increase) decrease in receivables                (574)          19,557
    Increase in inventories                        (82,508)        (81,709)
    (Increase) decrease in prepaid expenses
      and other current assets                        4,721         (4,676)
    Increase in other assets                       (27,583)         (2,943)
    Increase in accounts payable                     21,283          34,057
    Increase (decrease) in accrued salaries,
      wages and benefits                              7,579        (15,029)
    Increase (decrease) in accrued taxes            (4,944)             918
    Decrease in store closing reserves              (6,969)        (13,200)
    Increase (decrease) in other accruals and
      other liabilities                             (9,848)          10,535
    Other                                             (613)         (1,144)
                                                  ---------       ---------
Net cash provided by operating activities           119,038         151,286
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                       (229,154)       (165,953)
  Proceeds from disposal of property                 12,242          26,294
                                                  ---------       ---------
Net cash used in investing activities             (216,912)       (139,659)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                         38,216           9,545
  Proceeds under revolving lines of credit
    and long-term borrowings                         91,730         287,731
  Payments on revolving lines of credit
    and long-term borrowings                       (67,532)       (300,183)
  Increase (decrease) in book overdrafts             69,147         (7,789)
  Principal payments on capital leases             (10,068)        (11,133)
  Proceeds from stock options exercised                  40               -
  Cash dividends                                    (5,733)         (5,733)
                                                  ---------       ---------
Net cash provided by (used in) financing
 activities                                         115,800        (27,562)
                                                  ---------       ---------
Effect of exchange rate changes on
  cash and short-term investments                       328             485
                                                  ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                            18,254        (15,450)

Cash and Short-term Investments
  at Beginning of Period                             99,772         128,930
                                                  ---------       ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                                $ 118,026       $ 113,480
                                                  =========       =========




                  See Notes to Quarterly Report on Page 5.

                                     -4-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------
1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended November 30, 1996 and December 2, 1995 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provisions recorded for the 40 week period ended in fiscal years 1996 and 1995 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 40 week period ended in fiscal years 1996 and 1995, the income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its valuation allowance.

   As of November 30, 1996, a valuation allowance existed for the entire amount of the net deferred tax assets relating to the Canadian operations. During the 40 week period ended in fiscal 1996, the Canadian operations generated pretax earnings which resulted in the reversal of a portion of the valuation allowance. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized.


3) OTHER ASSETS

   The increase in other assets is the result of notes receivable and equipment leases relating to the Food Basics Franchise business.


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

                                     -5-
ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED NOVEMBER 30, 1996
                       -------------------------------
OPERATING RESULTS

Sales for the third quarter ended November 30, 1996 of $2.3 billion increased $25 million or 1.1% from last year. Contributing to this increase is the opening of 32 stores in new market areas since the beginning of the third quarter of fiscal 1995 which added approximately $55 million or 2.4% to sales in the third quarter of fiscal 1996. In addition, the Company had $61 million in wholesale sales relating to servicing 47 Food Basics
Franchise stores as of November 30, 1996. The 32 new market area stores coupled with the wholesale sales, increased total Company sales by $116 million or 5% for the 12 weeks ended November 30, 1996. The closure of 110 stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1995, of which 33 have been converted to Food Basics
Franchise stores in Canada and 1 which will be converted to a Food Basics Franchise store later in the year, reduced comparative sales by approximately $96 million or 4.1% in the third quarter of 1996.

Total Company same store sales for the third quarter, including replacement stores, increased by 0.3% from the prior year. Average weekly sales per supermarket were approximately $195,600 versus $182,100 for the corresponding period of the prior year for a 7.4% increase. Same store sales for U.S. operations, which include replacement stores, increased 0.2% from the prior year. In Canada, same store sales, which include replacement stores, increased 0.9% from the prior year.

Gross margin as a percent of sales decreased 0.20% to 28.84% in the third quarter of fiscal 1996 from 29.04% for the third quarter of fiscal 1995, resulting primarily from decreased gross margin rates in Canada resulting from the lower margins of the Food Basics Franchise business partially offset by an increase in the retail supermarket margin. The gross margin dollar increase of $3 million is primarily the result of an increase in sales volume which had an impact of increasing margin by $7 million, partly offset by a decrease in gross margin rates of $3 million and a decrease in the Canadian exchange rate of $1 million. In the U.S., gross margin increased $8 million, primarily resulting from an increase in gross margin rates of $9 million partially offset by a decrease in sales volume which had an impact of decreasing margin by $1 million. In Canada, gross margin decreased $5 million, primarily resulting from the effect of a decrease in gross margin rates of $12 million and a decrease in the Canadian exchange rate of $1 million, partially offset by an increase in sales volume which had an impact of increasing margin by $8 million. The $12 million gross margin rate decrease in Canada is mainly the result of the lower margins provided by the Food Basics Franchise business.

Store operating, general, and administrative expense as a percent of sales decreased to 27.35% from 27.77% for the corresponding period in the prior year resulting primarily from reduced store labor and occupancy costs in Canada as a result of the Food Basics Franchise business.

Interest expense-net, decreased $0.4 million from the previous year, primarily due to an increase in interest income of $0.2 million, coupled with a $0.2 million decrease in interest expense resulting from decreases in average rates and capital lease interest expense in both the U.S. and Canada.
                                     -6-

Income  before  income taxes for the 12 weeks ended November  30,  1996  was
$17.8  million  compared to $12.3 million for the comparable period  in  the prior year for an increase of approximately $5.5 million or 44.7%. The increase is mainly the result of higher gross margin of $2.5 million, lower store operating, general and administrative expenses of $2.6 million, and lower net interest expense of $0.4 million.

The income tax provisions recorded for the 40 week period ended in fiscal years 1996 and 1995 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The third quarter 1996 and 1995 provisions mainly reflect the taxes on the U.S. income, as the Canadian income tax expense is principally offset by the reversal of its income tax valuation allowance.













































                                     -7-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      40 WEEKS ENDED NOVEMBER 30, 1996
                    -------------------------------------
OPERATING RESULTS

Sales for the 40 weeks ended November 30, 1996 of $7.7 billion decreased $29 million or 0.4% from last year. Contributing to this decrease is that the Company closed 167 stores since the beginning of fiscal 1995, of which 40 have been converted to Food Basics Franchise stores in Canada and 1 which will be converted to a Food Basics Franchise store later in the year, and 8 which were sold in the Rhode Island market in the first quarter of fiscal 1995. The 167 store closures, excluding replacement stores, since the beginning of fiscal 1995 reduced comparative sales by approximately $363 million or 4.6% in the first three quarters of fiscal 1996. The opening of 32 stores in new market areas since the beginning of fiscal 1995 added approximately $205 million or 2.7% to sales in the first three quarters of fiscal 1996. In addition, the Company had $136 million in wholesale sales relating to servicing 47 Food Basics Franchise stores as of November 30, 1996. The 32 new market area stores coupled with the wholesale sales, increased total Company sales by $341 million or 4.4% for the 40 weeks ended November 30, 1996.

Total Company same store sales, including replacement stores, for the 40 week period decreased 0.1% from the prior year. Average weekly sales per supermarket were approximately $194,500 versus $181,500 for the same period of the prior year for a 7.2% increase. Year to date sales for U.S. operations have declined, with same store sales, which include replacement stores, down 0.1% from the prior year. In Canada, year to date sales have decreased, with same store sales, including replacement stores, up 0.2% from the prior year.

Gross margin as a percent of sales decreased 0.11% to 28.78% from 28.89% for the prior year resulting primarily from decreased gross margin rates in Canada resulting from the Food Basics Franchise business partially offset by an increase in the retail supermarket margin. The gross margin dollar decrease of $17 million is primarily the result of a decrease in sales volume which had an impact of decreasing margin by $9 million, lower gross margin rates of $5 million, and a lower Canadian exchange rate resulting in a decrease of $3 million. In the U.S., gross margin increased $13 million, primarily resulting from increased gross margin rates of $29 million, partially offset by a decrease in sales volume which had an impact of decreasing margin by $16 million. In Canada, gross margin decreased $30 million, primarily resulting from a decrease in gross margin rates of $34 million and a lower Canadian exchange rate resulting in a decrease of $3 million, partially offset by an increase in sales volume which had an impact of increasing margin by $7 million. The $34 million gross margin rate decrease in Canada is mainly the result of the lower margins provided by the Food Basics Franchise business.

Store operating, general and adminstrative expense as a percent of sales decreased to 27.21% from 27.53% for the prior year resulting primarily from reduced store labor and occupancy costs in Canada as a result of the Food Basics Franchise business.

Interest expense-net, decreased $2.5 million from the previous year primarily due to an increase in interest income of $1.2 million, coupled with a $1.3 million decrease in interest expense resulting from decreases in average rates and capital lease interest expense in both the U.S. and Canada.
                                     -8-

Income before income taxes for the 40 week period ended November 30, 1996 was $68.9 million compared to $50.7 million for the comparable period of the prior year for an increase of approximately $18.2 million or 35.9%. The increase is mainly the result of lower store operating, general and administrative expenses of $33.0 million and lower net interest expense of $2.5 million, partially offset by lower gross margin of $17.3 million.

The income tax provisions recorded in the first 40 week period of fiscal 1996 and 1995 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The first, second and third quarter provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its income tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter with working capital of $214 million compared to $191 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $118 million at the end of the third quarter of fiscal 1996 compared to $100 million at the end of fiscal 1995.

The Company has a U.S. $400 million and a Canadian $75 million unsecured, five year revolving credit agreement which expires in December 2000. In addition, the Company also has various uncommitted lines of credit with numerous banks. As of November 30, 1996, the Company had approximately $418 million available in credit facilities of which $344 million were committed facilities.

The Company's loan agreements and certain of its notes contain various covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of November 30, 1996.

For the 40 weeks ended November 30, 1996, capital expenditures totaled $229 million, which included 27 new stores and 60 remodels and enlargements. The Company expects to have capital expenditures of approximately $70 million in the fourth quarter of fiscal 1996.

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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 13, 1997    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 13, 1997    By:
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)




































                                    -11-