Form 10-K
period 1997-02-22
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1997-05-16
CIK 43300

Conformed Copy

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                     Commission file number 1-4141
ended February 22, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 1, 1997 was $432,122,501.

The number of shares of common stock outstanding at May 1, 1997 was 38,248,966.

                    Documents Incorporated by Reference

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1996 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 22, 1997, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.


PART I

ITEM 1.  Business

General

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 973 stores averaging approximately 31,440 square feet per store as of February 22, 1997. In addition, the Company began franchising its Canadian Food Basics stores in fiscal 1995. As of February 22, 1997, the Company had 49 Food Basics Franchise stores in Canada averaging approximately 27,470 square feet per store. On the basis of reported sales for fiscal 1996, the Company believes that it is one of the ten largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit, and the second largest market share in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Food Mart, Food Bazaar, Miracle Food Mart, Ultra Mart, Futurestore, Dominion, Food Basics and Compass Foods, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise and generic (non-branded) products. In support of its retail operations, the Company also operates two coffee roasting plants, two bakeries and a delicatessen food kitchen. The products processed in these facilities are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Eight O'Clock, Bokar, Royale, Savings Plus and Jane Parker. All products produced by A&P's food processing operations are sold in Company stores. A&P also sells its coffee products to unaffiliated retail outlets outside of its marketing areas.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its corporate operations and retail stores. During fiscal 1996, the Company expended approximately $297 million for capital projects. The Company's plans for fiscal 1997 anticipate capital expenditures of approximately $310 million which include the opening of 40 new supermarkets, the remodeling or expansion of 30 stores and converting 20 Canadian stores to Food Basics Franchised stores. In addition, the Company is also developing plans for additional stores to be opened in future fiscal years.


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

Employees

As of February 22, 1997, the Company had approximately 84,000 employees, of which 69% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1996 Annual Report to Shareholders on pages 23,25, 26 and 29 and is herein incorporated by reference.

ITEM 2.  Properties


At February 22, 1997, the Company operated 973 retail stores and serviced 49 franchised stores. Approximately 9% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:

Company Stores:
--------------

          New England States:
            Connecticut.............    53
            Massachusetts...........    22
            New Hampshire...........     1
            Vermont.................     2
                                     -----
              Total.................    78


          Middle Atlantic States:
            District of Columbia....     1
            Delaware................     8
            Maryland................    52
            New Jersey..............   115
            New York................   183
            Pennsylvania............    45
                                     -----
              Total.................   404


          Mid-Western States:
            Michigan................    99
            Wisconsin...............    47
                                     -----
              Total.................   146


          Southern States:
            Alabama.................     3
            Georgia.................    43
            Louisiana...............    25
            Mississippi.............     6
            North Carolina..........    20
            South Carolina..........     8
            Virginia................    50
            West Virginia...........     1
                                     -----
              Total.................   156

              Total United States...   784

          Ontario, Canada...........   189
                                     -----
              Total Stores..........   973
                                     =====


Franchised Stores:
-------------------

          Ontario, Canada               49
                                       ---
            Total Franchised Stores     49
                                       ===

The total area of all retail stores is approximately 30.6 million square feet averaging approximately 31,440 square feet per store while the total area of all franchised stores is approximately 1.4 million square feet averaging approximately 27,470 square feet per store. The stores built by the Company over the past several years and those planned for fiscal 1997 generally range in size from 50,000 to 65,000 square feet, of which approximately 65% to 70% is utilized as selling area.

The Company operates two coffee roasting plants, two bakeries and a delicatessen food kitchen in the United States and Canada. In addition, the Company maintains 16 warehouses which service its store network.

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $48 million as of February 22, 1997.

ITEM 3.  Legal Proceedings

The information required is contained in the 1996 Annual Report to Shareholders on page 29 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1996 Annual Report to Shareholders on pages 29 and 31 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 31 of the 1996 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1996 Annual Report to Shareholders on pages 14 through 18 and is herein incorporated by reference.

ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1996 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 29 of the 1996 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Executive Officers of the Company

        Name        Age             Current Position

  James Wood..........    67  Chairman of the Board and Co-Chief Executive
                                Officer
  Christian W.E. Haub     32  President and Co-Chief Executive Officer
  Fred Corrado........    57  Vice Chairman of the Board and Chief Financial
                                Officer
  Gerald L. Good......    54  Executive Vice President - Marketing and
                                Merchandising
  George Graham.......    47  Executive Vice President - U.S. Operations
  J. Wayne Harris.....    58  Chairman and Chief Executive Officer - The
                                Great Atlantic & Pacific Tea Company of
                                Canada, Limited
  Aaron Malinsky          48  Executive Vice President - Development and
                                Strategic Planning
  Peter J. O'Gorman...    58  Executive Vice President - International Store
                                and Product Development
  Ivan K. Szathmary...    60  Executive Vice President - Chief Services
                                Officer
  Robert G. Ulrich....    62  Senior Vice President - General Counsel


Corporate officers of the Company are elected annually and serve at the pleasure of the Board of Directors; each of the executive officers listed above is a corporate officer.

Mr. Wood was elected Chairman of the Board and Chief Executive Officer on April 29, 1980. Effective April 2, 1997, Mr. Wood became Co-Chief Executive Officer with Mr. Haub. From December 1988 to December 1993 and at other prior times he also served as President. He is Chairman of the Executive Committee and is an ex officio member of the Finance and Retirement Benefits Committees of the Board.

Mr. Haub was elected President and Co-Chief Executive Officer on April 2, 1997. Prior to assuming his present positions he was President and Chief Operating Officer of the Company since December 7, 1993. Prior thereto, he served as Corporate Vice President, Development and Strategic Planning, since joining the Company in 1991. Mr. Haub has been a member of the Board of Directors of the Company since December 3, 1991 and is an ex officio member of the Executive, Finance and Retirement Benefits Committees.

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

Mr. Good was elected Executive Vice President - Marketing and Merchandising on October 3, 1994. During the past five years and prior to assuming his present position, he served as Senior Vice President and Chairman, The Great Atlantic & Pacific Company of Canada, Limited, Senior Vice President - Field Administration, and as Vice President - Chief Administrative Officer.

Mr. Graham was elected Executive Vice President - U.S. Operations on January 7, 1997. Prior to assuming his present position and for the past five years, he was successively Executive Vice President, Merchandising Administration, Senior Vice President - Chief Merchandising Officer and President - Metro Area Group of the Company.

                                     -5-
Mr. Harris was named Chairman and Chief Executive Officer of the Great Atlantic and Pacific Tea Company of Canada, Limited on September 19, 1996. Prior thereto, he was named Corporate Executive Vice President on December 12, 1995, and had been successively Executive Vice President, Canadian Operations, Chairman Waldbaum's, Inc., and Chief Operating Officer - U.S. Operations. In 1993 Mr. Harris was Senior Vice President - Northeast Operations, and prior thereto, Vice President - Operations Greater New York Metropolitan Area. During the past five years and prior to joining the Company in September 1992, he was Group President, Cincinnati/Dayton marketing area of the Kroger Company.

Mr. Malinsky was elected Executive Vice President, Development and Strategic Planning on August 1, 1996. Prior to rejoining the Company and during the past five years, Mr. Malinsky was President and Chairman of Victory Markets, Inc.

Mr. O'Gorman was elected Executive Vice President - International Store and Product Development on June 26, 1995. During the past five years he was Executive Vice President - Development and Strategic Planning, and Executive Vice President - Development.

Dr. Szathmary was elected Executive Vice President and Chief Services Officer on July 11, 1996. Prior thereto, he was Senior Vice President and Chief Services Officer since July 1986.

Mr. Ulrich was elected Senior Vice President and General Counsel of the Company in April 1981.

The Company has filed with the Commission since the close of its fiscal year ended February 22, 1997 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 12 and is incorporated by reference from the proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required is contained in the Company's fiscal 1996 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required is contained in the Company's fiscal 1996 definitive proxy statement on pages 1 and 6 and is herein incorporated by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

      1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 1996 Annual Report to Shareholders. The following required items, appearing on pages 19 through 30 of the 1996 Annual Report to Shareholders, are herein incorporated by reference:


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

        9)     Not Applicable

        10)    Material Contracts
               a) Management Compensation     Exhibit 10)b) to Form 10-K
                  Agreements                  for the fiscal years ended
                                              February 25, 1989,
                                              February 24, 1990,  and
                                              Exhibit 10)a) for the fiscal
                                              years ended
                                              February 26, 1994, and
                                              February 25, 1995; and
                                              attached

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

               h) Directors' Deferred
                   Payment Plan

       Exhibit                               Incorporation by reference
       Numbers    Description                (If applicable)


         11)      Not Applicable

         12)      Not Applicable

         13)      1996 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable


  (b) Reports on Form 8-K

      No reports on Form 8-K were filed for the fiscal year ended February 22, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Great Atlantic & Pacific Tea Company, Inc.
                                             (registrant)

Date May 13, 1997             By:            /s/ Fred Corrado
                                             Fred Corrado
                                       Vice Chairman of the Board and
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ James Wood                 Chairman of the Board,
    James Wood                 Co-Chief Executive Officer and Director

/s/ Christian W.E. Haub        President, Co-Chief Executive Officer
    Christian W.E. Haub        and Director


/s/ Fred Corrado               Vice Chairman of the Board,
    Fred Corrado               Chief Financial Officer and  Director

/s/ John D. Barline            Director
    John D. Barline

/s/ Rosemarie Baumeister       Director
    Rosemarie Baumeister

/s/ Christopher F. Edley       Director
    Christopher F. Edley

/s/ Helga Haub                 Director
    Helga Haub

/s/ Barbara Barnes Hauptfuhrer Director
    Barbara Barnes Hauptfuhrer

/s/ William A. Liffers         Director
    William A. Liffers

/s/ Fritz Teelen               Director
    Fritz Teelen

/s/ R.L. "Sam" Wetzel          Director
    R.L. "Sam" Wetzel

The above-named persons signed this report on behalf of the registrant on May 13, 1997.





   /s/ Kenneth A. Uhl      Vice President, Controller       May 16, 1997
   Kenneth A. Uhl                                           Date