Form 10-Q
period 1997-06-14
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1997-07-23
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 14, 1997             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 14, 1997
            -----                      ----------------------------

Common stock - $1 par value                       38,248,966 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 14,         June 15,
                                         1997             1996
                                      ----------       ----------

Sales                                 $3,104,591       $3,092,554
Cost of merchandise sold             (2,220,375)      (2,195,774)
                                      ----------       ----------
Gross margin                             884,216          896,780
Store operating, general and
 administrative expense                (831,210)        (844,037)
                                      ----------       ----------
Income from operations                    53,006           52,743
Interest expense, net                   (22,153)         (20,771)
                                      ----------       ----------
Income before income taxes                30,853           31,972
Provision for income taxes               (8,066)         (10,093)
                                      ----------       ----------
Net income                                22,787           21,879
Retained earnings at
 beginning of period                     447,768          382,380
Cash dividends                           (3,825)          (1,911)
                                      ----------       ----------
Retained earnings at
 end of period                        $  466,730       $  402,348
                                      ==========       ==========
Earnings per share:

 Net income                           $      .60       $      .57
                                      ==========       ==========

Cash dividends                        $      .10       $      .05
                                      ==========       ==========

Weighted average number of
  common and common equivalent
  shares outstanding                  38,252,722       38,295,144
                                      ==========       ==========

















                  See Notes to Quarterly Report on Page 5.

                                    - 1 -
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Dollars in thousands)

                                          June 14, 1997    Feb. 22, 1997
                                          -------------    -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments        $   173,894       $   98,830
   Accounts receivable                        225,611          213,888
   Inventories                                899,008          881,288
   Prepaid expenses and other assets           45,462           37,373
                                           ----------       ----------
     Total current assets                   1,343,975        1,231,379
                                           ----------       ----------

  Property:
   Property owned                           1,496,599        1,486,504
   Property leased                             99,782          103,474
                                           ----------       ----------
     Property-net                           1,596,381        1,589,978
  Other assets                                174,515          181,315
                                           ----------       ----------
  Total Assets                             $3,114,871       $3,002,672
                                           ==========       ==========





















                  See Notes to Quarterly Report on Page 5.

                                     -2-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 14, 1997   Feb. 22, 1997
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt         $  8,690       $   18,290
   Current portion of obligations under
     capital leases                            12,706           12,708
   Accounts payable                           494,361          468,808
   Book overdrafts                            152,103          182,305
   Accrued salaries, wages and benefits       143,073          146,737
   Accrued taxes                               61,561           52,269
   Other accruals                             136,997          134,888
                                           ----------       ----------
     Total current liabilities              1,009,491        1,016,005
                                           ----------       ----------

  Long-term debt                              804,020          701,609
                                           ----------       ----------
  Obligations under capital leases            133,369          137,886
                                           ----------       ----------
  Deferred income taxes                       113,106          113,188
                                           ----------       ----------
  Other non-current liabilities               146,449          143,912
                                           ----------       ----------
  Commitments & contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
       outstanding
     38,248,966 and 38,247,716,
       respectively                            38,249           38,247
   Capital surplus                            453,784          453,751
   Cumulative translation adjustment          (50,327)         (49,694)
   Retained earnings                          466,730          447,768
                                           ----------       ----------
   Total shareholders' equity                 908,436          890,072
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,114,871       $3,002,672
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       16 Weeks Ended
                                               June 14, 1997   June 15, 1996
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 22,787         $ 21,879
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                 71,439           69,558
    Deferred income tax provision                  5,541            5,989
    Loss on disposal of owned property             1,013               52
    (Increase)decrease in receivables            (6,272)           11,610
    Increase in inventories                     (19,281)         (18,579)
    Increase in prepaid expenses and
      other current assets                      (13,775)          (7,417)
    (Increase) decrease in other assets             640           (8,936)
    Increase in accounts payable                 26,460           42,402
    Decrease in accrued salaries,
      wages and benefits                         (3,329)          (1,873)
    Increase in accrued taxes                     9,324            4,156
    Increase (decrease)in other accruals
      and other liabilities                       7,158           (2,858)
    Other operating activities, net                 127              99
                                               ---------        ---------
Net cash provided by operating activities       101,832          116,082
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (83,221)         (93,233)
  Proceeds from disposal of property              1,823            8,815
                                               ---------        ---------
Net cash used in investing activities           (81,398)         (84,418)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                   (101,516)          10,577
  Proceeds under revolving lines of
    credit and long-term borrowings             305,696            6,646
  Payments on revolving lines of
    credit and long-term borrowings            (109,714)         (23,575)
  Increase(decrease)in book overdrafts          (29,654)           4,117
  Principal payments on capital leases           (3,825)          (4,034)
  Deferred financing fees                        (2,434)               -
  Cash dividends                                 (3,825)          (1,911)
  Proceeds from stock options exercised              35                -
                                               ---------        ---------
Net cash provided by (used in)
  financing activities                           54,763           (8,180)
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                  (133)             144
                                               ---------        ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         75,064           23,628

Cash and Short-Term Investments
  at Beginning of Period                          98,830           99,772
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 173,894        $ 123,400
                                               =========        =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1) BASIS OF PRESENTATION

   The consolidated financial statements for the 16 weeks ended June 14, 1997 and June 15, 1996 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1996 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2) INCOME  TAXES

   The income tax provisions recorded in the first quarter of fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The first quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at June 14, 1997 the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.


3) OTHER  ASSETS

   Other assets include notes receivable and equipment leases relating to the Food Basics franchising business amounting to approximately $38.7 million and $40.2 million at June 14, 1997 and February 22, 1997, respectively.


4) DEBT

   On April 15, 1997, the Company issued $300 million 7.75% 10 year Notes due April 15, 2007. The Company used the net proceeds to reduce bank borrowings under the U.S. and Canadian revolving credit facilities, prepay other indebtedness and for general corporate purposes.

   On June 12, 1997, the Company offered to exchange its 7.75% 10 year Notes due April 15, 2007, which were registered under the Securities Act, for outstanding 7.75% 10 year Notes due April 15, 2007, which had not been so registered. The exchange offer expired on July 10, 1997 with all outstanding unregistered 10 year Notes being exchanged for registered 10 year Notes.

   On June 10, 1997, the Company executed an unsecured five year $465 million U.S. credit agreement and a five year C$50 million Canadian credit agreement (the " 1997 Credit Agreement") with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. This 1997 Credit Agreement replaced a previous five year $400 million U.S. revolving credit agreement and a C$100 million revolving credit agreement dated December 12, 1995. The 1997 Credit Agreement resulted in the Company obtaining lower cost of borrowing, reduced facility fees, and extended the maturity to June 2002. The Company currently intends to borrow up to $200 million against the 1997 Credit Agreement in order to repay at maturity $200 million in bonds due on January 15, 1998.


5) NEW   ACCOUNTING  PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 " Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basics EPS. The Company will adopt SFAS 128 during the fourth quarter of fiscal 1997 and believes that the computation of basics EPS will not result in a difference from primary EPS as currently computed.


6) SUBSEQUENT  EVENT

   On June 23, 1997, the Company executed an agreement to sell 11 stores in North Carolina and South Carolina to a supermarket chain in the Southeast. This transaction is expected to close in the third quarter of fiscal 1997.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 14, 1997
                        ----------------------------
OPERATING RESULTS

Sales for the first quarter ended June 14, 1997 of $3.1 billion increased $12 million or 0.4% from the prior year first quarter. Contributing to this increase is the opening of 23 stores in new market areas since the beginning of fiscal 1996 which added approximately $73 million or 2.4% to sales in the first quarter of fiscal 1997. In addition, wholesale sales to the Food Basics franchised stores increased $65 million or 188% to $100 million for the 16 weeks ended June 14, 1997, which increased total Company sales by 2.1%. These increases were partially offset by store closures and same store sales. The closure of 74 stores, excluding replacement stores, since the beginning of fiscal 1996, reduced comparative sales by approximately $76 million or 2.5% in the first quarter of fiscal 1997. In addition, same store sales ("same store sales" referred to herein includes replacement stores) decreased 1.6% or $50 million from the same period last year.

Average weekly sales per supermarket were approximately $197,000 versus $192,300 for the corresponding period of the prior year for a 2.4% increase. Same store sales for U.S. operations declined 1.7% from the prior year and for the Canadian operations same store sales decreased 1.1% from the prior year.

Gross margin as a percent of sales decreased .52% to 28.48% in the first quarter of fiscal 1997 from 29.00% for the first quarter of fiscal 1996, resulting primarily from the impact of the increase in the lower margin wholesale sales to the Food Basics franchised stores. The wholesale sales to the franchised stores represented 3.2% of total Company sales in the first quarter of 1997 as opposed to only 1.1% of total Company sales in the prior year first quarter. Excluding the effect of the wholesale sales to the franchised stores, the gross margin percentage increased .06% from the prior year to 29.35%. The gross margin dollar decrease of $13 million is primarily the result of the increased wholesale sales which have a lower margin than the retail sales. The lower margin wholesale sales resulted in a decrease in gross margin rates of $16 million which was partially offset by the wholesales sales volume increase which impacted margins by $5 million. A lower Canadian exchange rate resulted in decreasing gross margin by $2 million. The Canadian operations gross margin decreased $10 million which was primarily the result of the wholesale sales increase from the prior year. The U.S. gross margin decreased $3 million principally as a result of a decrease in sales volume which had an impact of decreasing margin by $5 million.

Store operating, general, and administrative expense as a percent of sales decreased .52% to 26.77% from 27.29% for the prior year resulting primarily from the Food Basics franchise business. The Food Basics franchise business maintained expenses relatively flat while sales increased $65 million.

Interest expense, net increased $1.4 million from the previous year, primarily due to an increase in debt of approximately $93 million. The increase in interest expense was partially offset by an increase in interest income of $1.5 million from the prior year first quarter. This increase was the result of higher interest income on the equipment leases relating to the Food Basics franchise business and higher interest income on short-term investments.






               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Income before income taxes for the first quarter ended June 14, 1997 was $30.9 million compared to $32 million for the comparable period in the prior year for a decrease of approximately $1.1 million or 3.5%. The decrease is mainly the result of lower gross margin of $12.6 million and higher interest expense of $1.4 million, partially offset by lower store operating, general and administrative expenses of $12.9 million.


The income tax provisions recorded in the first quarter of fiscal years 1997 and 1996 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the first quarter of fiscal 1997 was 26.1% versus an effective tax rate of 31.6% for the first quarter of fiscal 1996. The decrease in the effective tax rate is the result of the higher earnings provided by the Canadian operations. The first quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at June 14, 1997 the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.




LIQUIDITY AND CAPITAL RESOURCES


The Company ended the first quarter with working capital of $334 million compared to $215 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $174 million at the end of the first quarter of fiscal 1997 compared to $99 million as of fiscal 1996 year end. Short-term investments were approximately $56 million and $0.1 million at June 14, 1997 and February 22, 1997, respectively, and were primarily invested in commercial paper.


On April 15, 1997, the Company issued $300 million 7.75% 10 year Notes due April 15, 2007. The Company used the net proceeds to reduce bank borrowings under the U.S. and Canadian revolving credit facilities, prepay other indebtedness and for general corporate purposes.

On June 12, 1997, the Company offered to exchange its 7.75% 10 year Notes due April 15, 2007, which were registered under the Securities Act, for outstanding 7.75% 10 year Notes due April 15, 2007, which had not been so registered. The exchange offer expired on July 10, 1997 with all outstanding unregistered 10 year Notes being exchanged for registered 10 year Notes.

On June 10, 1997, the Company executed an unsecured five year $465 million U.S. credit agreement and a five year C$50 million Canadian credit agreement (the "1997 Credit Agreement") with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. This 1997 Credit Agreement replaced a previous five year $400 million U.S. revolving credit agreement and a C$100 million revolving credit agreement dated December 12, 1995. The 1997 Credit Agreement resulted in the Company obtaining lower cost of borrowing, reduced facility fees, and extended the maturity to June 2002.


In addition to the 1997 Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of June 14, 1997, the Company had no borrowings outstanding on the 1997 Credit Agreement or on the uncommitted lines of credit. Accordingly, as of June 14, 1997, the Company had available approximately $500 million on the 1997 Credit Agreement and various amounts in uncommitted lines of credit. The Company currently intends to borrow up to $200 million against the 1997 Credit Agreement in order to repay at maturity $200 million in bonds due on January 15, 1998.

The Company's loan agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of June 14, 1997.

On March 18, 1997, the Board of Directors increased the Company's quarterly dividend from $0.05 to $0.10 per share which increased the dividend payment from $1.9 million in the first quarter of fiscal 1996 to $3.8 million in the first quarter of fiscal 1997.

On April 14, 1997, Standard & Poor's Ratings Group upgraded the Company's rating to BBB- from it's previous rating of BB+. This upgrade brought the Standard & Poor's rating in line with the Company's existing senior debt rating of Baa3 with Moody's Investor's Service. A further change in either of these ratings could affect the availability and cost of financing.

For the 16 weeks ended June 14, 1997, capital expenditures totaled $83 million, which included 9 new stores and 20 remodels and enlargements. Currently, the Company expects to achieve its fiscal 1997 budgeted capital expenditures of approximately $310 million. Accordingly, the Company expects to have capital expenditures of approximately $227 million throughout the remainder of fiscal 1997.

These available cash resources, together with income from operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1997.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its annual meeting of Shareholders, held on July 15, 1997, there were 35,024,173 shares or 91.6% of the 38,248,966 shares outstanding and entitled to vote represented either in person or by proxy.

         The 11 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 98.9% of the shares present. Deloitte & Touche LLP was re-elected as the Company's independent auditor by at least 99.8% of the shares present.


Item 5.  Other Information
         -----------------
         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         On  June  12,  1997,  Form 8-K was filed with  the  Securities  and
         Exchange Commission with regard to the Competitive Advance and Revolving Credit Facilities Agreement dated as of June 10, 1997 between The Great Atlantic & Pacific Tea Company, Inc. and The Great Atlantic & Pacific Company of Canada, Limited as borrowers and a syndicate of banks.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 23, 1997       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)