Form 10-Q
period 1997-09-06
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1997-10-15
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 6, 1997         Commission File Number 1-4141

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
                                                       ------------

----------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at September 6, 1997
            -----                  --------------------------------

Common stock - $1 par value                 38,248,966 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                            September 6, September 7, September 6 September 7,
                               1997          1996       1997         1996
                            -----------  ----------- ----------- -----------

Sales                       $ 2,335,695  $2,329,987  $ 5,440,286  $5,422,541
Cost of merchandise sold     (1,662,228) (1,667,632)  (3,882,603) (3,863,406)
                             ----------  ----------   ----------  ----------
Gross margin                    673,467     662,355    1,557,683   1,559,135
Store operating, general and
 administrative expense        (634,827)   (627,802)  (1,466,037) (1,471,839)
                             ----------  ----------   ----------  ----------
Income from operations           38,640      34,553       91,646      87,296
Interest expense, net           (16,888)    (15,476)     (39,041)    (36,247)
                             ----------  ----------   ----------  ----------
Income before income taxes       21,752      19,077       52,605      51,049
Provision for income taxes       (5,545)     (5,083)     (13,611)    (15,176)
                             ----------  ----------   ----------  ----------
Income before extraordinary
 item                            16,207      13,994       38,994      35,873

Extraordinary loss on early
 extinguishment of debt
 (net of income tax benefit
 of $394)                          (544)          -         (544)          -
                             ----------  ----------   ----------  ----------
Net Income                       15,663      13,994       38,450      35,873

Retained earnings at
  beginning of period           466,730     402,348      447,768     382,380
Cash dividends                   (3,825)     (1,911)      (7,650)     (3,822)
                             ----------  ----------   ----------  ----------
Retained earnings at
  end of period              $  478,568  $  414,431   $  478,568  $  414,431
                             ==========  ==========   ==========  ==========

Earnings per share:
 Income before extra-
   ordinary item             $      .42  $      .37   $     1.02  $      .94

Extraordinary loss on early
  extinguishment of debt           (.01)        .00         (.01)        .00
                             ----------  ----------   ----------  ----------
Net Income                   $      .41  $      .37   $     1.01  $      .94
                             ==========  ==========   ==========  ==========

Cash dividends               $      .10  $      .05   $      .20  $      .10
                             ==========  ==========   ==========  ==========

Weighted average number of
  common and common
  equivalent shares
  outstanding                38,254,867  38,252,259   38,253,308  38,281,559
                             ==========  ==========   ==========  ==========


                  See Notes to Quarterly Report on Page 5.

                                    - 1 -

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                      September 6, 1997    February 22, 1997
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  162,789         $   98,830
   Accounts receivable                        229,496            213,888
   Inventories                                898,892            881,288
   Prepaid expenses and other assets           50,828             37,373
                                           ----------         ----------
     Total current assets                   1,342,005          1,231,379
                                           ----------         ----------

  Property:
   Property owned                           1,497,179          1,486,504
   Property leased                             98,636            103,474
                                           ----------          ---------
     Property-net                           1,595,815          1,589,978
  Other assets                                175,394            181,315
                                           ----------         ----------
  Total Assets                             $3,113,214         $3,002,672
                                           ==========         ==========















                  See Notes to Quarterly Report on Page 5.





                                     -2-

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           Sept. 6, 1997   Feb. 22, 1997
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
  Current liabilities:
   Current portion of long-term debt       $   11,103       $   18,290
   Current portion of obligations under
     capital leases                            12,736           12,708
   Accounts payable                           486,184          468,808
   Book overdrafts                            173,951          182,305
   Accrued salaries, wages and benefits       144,980          146,737
   Accrued taxes                               62,866           52,269
   Other accruals                             126,237          134,888
                                           ----------       ----------
     Total current liabilities              1,018,057        1,016,005
                                           ----------       ----------

  Long-term debt                              780,750          701,609
                                           ----------       ----------
  Obligations under capital leases            131,768          137,886
                                           ----------       ----------
  Deferred income taxes                       112,502          113,188
                                           ----------       ----------
  Other non-current liabilities               149,901          143,912
                                           ----------       ----------
  Commitments & contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
       outstanding
     38,248,966 and 38,247,716,
       respectively                            38,249           38,247
   Capital surplus                            453,783          453,751
   Cumulative translation adjustment          (50,364)         (49,694)
   Retained earnings                          478,568          447,768
                                           ----------       ----------
   Total shareholders' equity                 920,236          890,072
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,113,214       $3,002,672
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

                                     -3-
                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        28 Weeks Ended

                                              Sept. 6, 1997    Sept. 7, 1996
                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $38,450          $  35,873
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                125,402            122,798
    Deferred income tax provision                  3,914              2,556
    (Gain) loss on disposal of owned property     (1,259)               519
    (Increase) decrease in receivables           (10,172)             4,973
    Increase in inventories                      (19,219)            (5,376)
    Increase in prepaid expenses and other
      current assets                             (18,118)            (8,938)
    Increase in other assets                        (749)           (23,472)
    Increase in accounts payable                  18,312             24,762
    Decrease in accrued salaries,
      wages and benefits                          (1,410)            (1,649)
    Increase (decrease) in accrued taxes          10,629             (6,202)
    Increase (decrease) in other accruals
      and other liabilities                          362            (10,739)
    Other operating activities, net                 (166)               536
                                               ---------          ---------
Net cash provided by operating activities        145,976            135,641
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (139,931)          (150,367)
  Proceeds from disposal of property               8,996              7,541
                                               ---------          ---------
Net cash used in investing activities           (130,935)          (142,826)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                    (101,516)            56,187
  Proceeds under revolving lines
    of credit and long-term borrowings           305,769             25,497
  Payments on revolving lines of
    credit and long-term borrowings             (130,565)           (51,092)
  Increase (decrease) in book overdrafts          (7,790)             5,590
  Principal payments on capital leases            (6,719)            (7,005)
  Deferred financing fees                         (2,519)                 -
  Cash dividends                                  (7,650)            (3,822)
  Proceeds from stock options exercised               34                  -
                                               ---------          ---------
Net cash provided by financing activities         49,044             25,355
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                   (126)                57
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         63,959             18,227

Cash and Short-Term Investments
  at Beginning of Period                          98,830             99,772
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 162,789          $ 117,999
                                               =========          =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1) BASIS OF PRESENTATION

   The consolidated financial statements for the 28 weeks ended September 6, 1997 and September 7, 1996 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provisions recorded for the 28 week period ended in fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 28 week period ended in fiscal years 1997 and 1996, the income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its valuation allowance. During the 28 week period ended in fiscal years 1997 and 1996, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at September 6, 1997 the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.


3) OTHER ASSETS

   Other assets include notes receivable and equipment leases relating to the Food Basics franchising business amounting to approximately $38.3 million and $40.2 million at September 6, 1997 and February 22, 1997, respectively.

4) EXTRAORDINARY ITEM

   During the second quarter of fiscal 1997, the Company retired at a premium, mortgages amounting to $20 million with an effective interest rate of 9.44%.


5) DEBT

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


6) NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. The Company will adopt SFAS 128 during the fourth quarter of fiscal 1997 and believes that the computation of basic EPS will not result in a difference from primary EPS as currently computed.

   In addition, in June 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. The Company currently intends to adopt this new accounting standard effective in the first quarter of fiscal 1998. The only item that the Company currently records which would be a component of comprehensive income relates to foreign currency translation adjustments. SFAS 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 provides for the disclosure of financial information disaggregated by the way management organizes the segments of the enterprise for making operating decisions. The Company will adopt the provisions of this new disclosure in fiscal 1998.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 6, 1997
                      --------------------------------

OPERATING RESULTS

Sales  for  the  second  quarter ended September 6,  1997  of  $2.3  billion increased $6 million or 0.2% from the prior year second quarter. Contributing to this increase is the opening of 20 stores in new market areas since the second quarter of fiscal 1996 which added approximately $73 million or 3.1% to sales in the second quarter of fiscal 1997. In addition, wholesale sales to the Food Basics franchised stores increased $31 million or 77% to $73 million for the 12 week period ended
September  6,  1997,  which increased total Company sales  by  1.4%.   These
increases were partially offset by store closures and same store sales declines. The closure of 71 stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1996, of which 11 have been sold in the Carolina market, reduced comparative sales by approximately $49 million or 2.1% in the second quarter of fiscal 1997. In addition, same store sales ("same store sales" referred to herein includes replacement stores) decreased 2.3% or $50 million from the same period last year.

Average weekly sales per supermarket were approximately $200,100 versus $196,400 for the corresponding period of the prior year for a 1.9% increase. Same store sales for U.S. operations declined 2.5% from the prior year and Canadian operations same store sales decreased 1.7% from the prior year.

Gross margin as a percent of sales increased .40% to 28.83% in the second quarter of fiscal 1997 from 28.43% for the second quarter of fiscal 1996, resulting primarily from an increase in the retail supermarket margin in the U.S., partially offset by the higher volume of the lower margin wholesale sales to the Food Basics franchised stores. The wholesale sales to the franchised stores represented 3.1% of total Company sales in the second quarter of 1997 as opposed to only 1.8% of total Company sales in the prior year second quarter. Excluding the effect of the wholesale sales to the franchised stores, the gross margin percentage increased .74% from the prior year to 29.62%. The gross margin dollar increase of $11 million is primarily the result of an increase in gross margin rates of $9 million and an increase in sales volume which had an impact of increasing margin by $3 million, partially offset by a lower Canadian exchange rate which decreased margin by $1 million. The U.S. gross margin increased $16 million principally as a result of an increase in gross margin rates of $20 million partially offset by a decrease in sales volume which had an impact of decreasing margin by $4 million. The Canadian operations gross margin decreased $5 million which was primarily the result of the increased wholesale sales which have a lower margin than retail sales.

Store operating, general, and administrative expense as a percent of sales increased .24% to 27.18% from 26.94% for the corresponding period in the prior year resulting primarily from increased store labor costs and occupancy costs in the U.S. The increase was partially offset by the Food Basics franchise business which maintained relatively flat expenses while sales increased $31 million.


                                     -9-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------


Net interest expense increased $1.4 million from the previous year, primarily due to an increase in average debt of approximately $78 million. The increase in interest expense was partially offset by an increase in interest income of $1.1 million from the prior year second quarter. This increase was the result of higher interest income on the equipment leases relating to the Food Basics franchise business and higher interest income on short-term investments.

Income before income taxes for the second quarter ended September 6, 1997 was $21.8 million compared to $19.1 million for the comparable period in the prior year for an increase of approximately $2.7 million or 14%. The increase is mainly the result of higher gross margin of $11.1 million, partially offset by higher store operating, general and administrative expenses of $7 million and higher net interest expense of $1.4 million.

The income tax provisions recorded in the second quarter of fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the second quarter of fiscal 1997 was 25.5% versus an effective tax rate of 26.6% for the second quarter of fiscal 1996. The decrease in the effective tax rate is the result of the higher earnings provided by the Canadian operations. The second quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the second quarter of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at September 6, 1997, the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 6, 1997
                      --------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 6, 1997 of $5.4 billion increased $18 million or 0.3% from the prior year. Contributing to this increase is the opening of 27 stores in new market areas since the second quarter of fiscal 1996 which added approximately $146 million or 2.7% to sales in the 28 week period of fiscal 1997. In addition, wholesale sales to the Food Basics franchised stores increased $97 million or 128% to $172 million for the 28 week period ended September 6, 1997, which increased total Company sales by
1.8%.   These  increases were partially offset by store  closures  and  same
store  sales  declines.   The  closure of 99 stores,  excluding  replacement
stores, since the beginning of fiscal 1996, of which 11 have been sold in the Carolina market, reduced comparative sales by approximately $125 million or 2.3% in the 28 week period of fiscal 1997. In addition, same store sales decreased 1.9% or $100 million from the same period last year.

Average weekly sales per supermarket were approximately $198,300 versus $194,000 for the corresponding period of the prior year for a 2.2% increase. Same store sales for U.S. operations declined 2.1% from the prior year and Canadian operations same store sales decreased 1.4% from the prior year.

Gross margin as a percent of sales decreased .12% to 28.63% from 28.75% for the prior year resulting primarily from the higher volume of the lower margin wholesale sales to the Food Basics franchised stores, partially offset by an increase in the retail supermarket margin in the U.S. The wholesale sales to the franchised stores represented 3.2% of total Company sales for the first two quarters of fiscal 1997 as opposed to only 1.4% of total Company sales in the prior year. Excluding the effect of the wholesale sales to the franchised stores, the gross margin percentage increased .35% from the prior year to 29.47%. The gross margin dollar decrease of $2 million is primarily the result of the increased wholesale sales which have a lower margin than the retail sales. The lower margin wholesale sales resulted in a decrease in gross margin rates of $7 million which was partially offset by the wholesale sales volume increase which impacted margins by $8 million. A lower Canadian exchange rate resulted in decreasing margin by $3 million. The Canadian operations gross margin decreased $15 million which was primarily the result of the wholesale sales increase from the prior year. The U.S. gross margin increased $13 million principally as a result of an increase in gross margin rates of $23 million partially offset by a decrease in sales volume which had an impact of decreasing margin by $10 million.

Store operating, general and administrative expense as a percent of sales decreased .19% to 26.95% from 27.14% for the prior year resulting primarily from the Food Basics franchise business which maintained relatively flat expenses while sales increased $97 million. This decrease was partially offset by an increase in store labor and occupancy costs in the U.S.

Net interest expense increased $2.8 million from the previous year, primarily due to an increase in average debt of approximately $79 million. The increase in interest expense was partially offset by an increase in interest income of $2.6 million from the corresponding period of the prior year. This increase was the result of higher interest income on the equipment leases relating to the Food Basics franchise business and higher interest income on short-term investments.

Income before income taxes for the 28 week period ended September 6, 1997 was $52.6 million compared to $51.0 million for the comparable period of the prior year for an increase of approximately $1.6 million or 3.0%. The increase is mainly the result of lower store operating, general and administrative expenses of $5.8 million, partially offset by lower gross margin of $1.4 million and higher net interest expense of $2.8 million.

The income tax provisions recorded for the 28 week period of fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the 28 week period ended September 6, 1997 was 25.9% versus an effective tax rate of 29.7% for the corresponding period of the prior year. The decrease in the effective tax rate is the result of higher earnings provided by the Canadian operations. The first and second quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first and second quarters of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the
Company was unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at September 6, 1997, the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $324 million compared to $215 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $163 million at the end of the second quarter of fiscal 1997 compared to $99 million as of fiscal 1996 year end. Short-term investments were approximately $48 million and $0.1 million at September 6, 1997 and February 22, 1997, respectively, and were primarily invested in commercial paper.

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

In addition to the 1997 Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of September 6, 1997, the Company had no borrowings outstanding on the 1997 Credit Agreement or on the uncommitted lines of credit. Accordingly, as of September 6, 1997, the Company had available approximately $503 million on the 1997 Credit Agreement and $30 million in uncommitted lines of credit. The Company currently intends to borrow up to $200 million against the 1997 Credit Agreement in order to repay at maturity $200 million in bonds due on January 15, 1998.

The Company's loan agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of September 6, 1997.

On March 18, 1997, the Board of Directors increased the Company's quarterly dividend from $0.05 to $0.10 per share which increased the dividend payment from $3.8 million for the 28 weeks ended September 7, 1996 to $7.7 million for the 28 weeks ended September 6, 1997.

During the second quarter of fiscal 1997, the Company retired at a premium, mortgages amounting to $20 million with an effective interest rate of 9.44%.

For the 28 weeks ended September 6, 1997, capital expenditures totaled $140 million, which included 17 new stores and 28 remodels and enlargements. The Company expects to have capital expenditures of approximately $160 million for the remainder of fiscal 1997.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None - Matters were previously reported on the First
                Quarter ended June 14, 1997 Form 10-Q.


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



                             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 15, 1997       By:        /s/ Kenneth A. Uhl
                                ---------------------------------------
                                Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)