Form 10-Q
period 1997-11-29
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1998-01-13
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended November 29, 1997         Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at November 29, 1997
            -----                  --------------------------------

Common stock - $1 par value                 38,250,966 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                            November 29, November 30,November 29, November 30,
                               1997         1996        1997         1996
                            -----------  ----------- ----------- ------------

Sales                        $2,318,821  $2,318,762   $7,759,107  $7,741,303
Cost of merchandise sold     (1,655,094) (1,650,098)  (5,537,697) (5,513,504)
                             ----------  ----------   ----------  ----------
Gross margin                    663,727     668,664    2,221,410   2,227,799
Store operating, general and
 administrative expense        (632,974)   (634,266)  (2,099,011) (2,106,105)
                             ----------  ----------   ----------  ----------
Income from operations           30,753      34,398      122,399     121,694
Interest expense, net           (17,144)    (16,557)     (56,185)    (52,804)
                             ----------  ----------   ----------  ----------
Income before income taxes       13,609      17,841       66,214      68,890
Provision for income taxes       (2,375)     (3,750)     (15,986)    (18,926)
                             ----------  ----------   ----------  ----------
Income before extraordinary
 item                            11,234      14,091       50,228      49,964

Extraordinary loss on early
 extinguishment of debt
 (net of income tax benefit
 of $394)                             -           -        (544)           -
                             ----------  ----------   ----------  ----------
Net Income                       11,234      14,091       49,684      49,964

Retained earnings at
  beginning of period           478,568     414,431      447,768     382,380
Cash dividends                   (3,825)     (1,911)     (11,475)     (5,733)
                             ----------  ----------   ----------  ----------
Retained earnings at
  end of period              $  485,977  $  426,611   $  485,977  $  426,611
                             ==========  ==========   ==========  ==========

Earnings per share:
 Income before extra-
   ordinary item             $      .29  $      .37   $     1.31  $     1.31

Extraordinary loss on early
  extinguishment of debt            .00         .00         (.01)        .00
                             ----------  ----------   ----------  ----------
Net Income                   $      .29  $      .37   $     1.30  $     1.31
                             ==========  ==========   ==========  ==========

Cash dividends               $      .10  $      .05   $      .30  $      .15
                             ==========  ==========   ==========  ==========

Weighted average number of
  common and common
  equivalent shares
  outstanding                38,337,104  38,267,453   38,259,069  38,278,049
                             ==========  ==========   ==========  ==========


                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                         Nov. 29, 1997      Feb. 22, 1997
                                         -------------      -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  172,498         $   98,830
   Accounts receivable                        242,943            213,888
   Inventories                                936,576            881,288
   Prepaid expenses and other assets           36,176             37,373
                                           ----------         ----------
     Total current assets                   1,388,193          1,231,379
                                           ----------         ----------

  Property:
   Property owned                           1,501,225          1,486,504
   Property leased                             93,964            103,474
                                           ----------          ---------
     Property-net                           1,595,189          1,589,978
  Other assets                                177,131            181,315
                                           ----------         ----------
  Total Assets                             $3,160,513         $3,002,672
                                           ==========         ==========















                  See Notes to Quarterly Report on Page 5.





               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                         Nov. 29, 1997     Feb. 22, 1997
                                         --------------    -------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
  Current liabilities:
   Current portion of long-term debt       $    5,380       $   18,290
   Current portion of obligations under
     capital leases                            12,658           12,708
   Accounts payable                           488,631          468,808
   Book overdrafts                            192,974          182,305
   Accrued salaries, wages and benefits       139,389          146,737
   Accrued taxes                               60,630           52,269
   Other accruals                             126,516          134,888
                                           ----------       ----------
     Total current liabilities              1,026,178        1,016,005
                                           ----------       ----------

  Long-term debt                              813,216          701,609
                                           ----------       ----------
  Obligations under capital leases            126,122          137,886
                                           ----------       ----------
  Deferred income taxes                       118,758          113,188
                                           ----------       ----------
  Other non-current liabilities               154,053          143,912
                                           ----------       ----------
  Commitments & contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
       outstanding
     38,250,966 and 38,247,716,
       respectively                            38,251           38,247
   Capital surplus                            453,840          453,751
   Cumulative translation adjustment          (55,882)         (49,694)
   Retained earnings                          485,977          447,768
                                           ----------       ----------
   Total shareholders' equity                 922,186          890,072
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,160,513       $3,002,672
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

                                     -3-
                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        40 Weeks Ended

                                              Nov. 29,1997     Nov. 30, 1996
                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  49,684          $  49,964
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                179,165            176,737
    Deferred income tax provision (benefit)        7,047             (9,115)
    (Gain) loss on disposal of owned property     (7,666)               908
    Increase in receivables                      (24,853)              (574)
    Increase in inventories                      (60,826)           (82,508)
    (Increase) decrease in prepaid expenses
      and other current assets                      (575)             4,721
    Increase in other assets                      (5,872)           (27,583)
    Increase in accounts payable                  23,113             21,283
    Increase (decrease) in accrued salaries,
      wages and benefits                          (6,229)             7,579
    Increase (decrease) in accrued taxes           8,556             (4,944)
    Increase (decrease) in other accruals
      and other liabilities                        8,956            (16,817)
    Other operating activities, net               (1,525)              (613)
                                               ---------          ---------
Net cash provided by operating activities        168,975            119,038
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (204,104)          (229,154)
  Proceeds from disposal of property              17,840             12,242
                                               ---------          ---------
Net cash used in investing activities           (186,264)          (216,912)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     (38,000)            46,000
  Proceeds under revolving lines of credit       647,148            341,392
  Payments on revolving lines of credit         (781,296)          (326,011)
  Proceeds from long-term borrowings             301,309              4,978
  Payments on long-term borrowings               (26,286)            (3,945)
  Increase in book overdrafts                     13,177             69,147
  Principal payments on capital leases            (9,522)           (10,068)
  Deferred financing fees                         (2,532)                 -
  Cash dividends                                 (11,475)            (5,733)
  Proceeds from stock options exercised               93                 40
                                               ---------          ---------
Net cash provided by financing activities         92,616            115,800
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                 (1,659)               328
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         73,668             18,254

Cash and Short-Term Investments
  at Beginning of Period                          98,830             99,772
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 172,498          $ 118,026
                                               =========          =========

                  See Notes to Quarterly Report on Page 5.




               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended November 29, 1997 and November 30, 1996 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provisions recorded for the 40 week period ended in fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 40 week period ended in fiscal years 1997 and 1996, the income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its valuation allowance. During the 40 week period ended in fiscal years 1997 and 1996, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company is unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at November 29, 1997 the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.










3) FOOD BASICS FRANCHISING

   As of November 29, 1997, the Company served 52 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. In addition, the Company subleases the store and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a nominal fee which mainly represents the reimbursement of costs incurred to provide such services.

   Included in the financial statements are notes receivable and equipment leases relating to the Food Basics franchising business amounting to approximately $38.5 million and $42.7 million, net of an allowance for doubtful accounts, at November 29, 1997 and February 22, 1997, respectively. The notes receivables are collateralized by the inventory in the stores while the equipment lease receivable is collateralized by the equipment in the stores. The current portion of the receivables of $1 million and $2.4 million is recorded in accounts receivable while the non-current portion of $37.5 million and $40.3 million is recorded in other assets at November 29, 1997 and February 22, 1997, respectively.

   The repayment of the inventory notes and equipment leases are dependent on positive operating results of the stores. To the extent that franchisees incur operating losses, the Company establishes an allowance for doubtful accounts. The Company continually assesses the sufficiency of the allowance on a store by store basis based upon the operating losses incurred and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, the Company reserves the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store.


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

   On June 12, 1997, the Company offered to exchange its 7.75% 10 year Notes due April 15, 2007, which were registered under the Securities Act, for outstanding 7.75% 10 year Notes due April 15, 2007, which had not been so registered. The exchange offer expired on July 10, 1997 with all outstanding unregistered 10 year Notes being exchanged for registered 10 year Notes.
                                     -6-
   On June 10, 1997, the Company executed an unsecured five year $465 million U.S. credit agreement and a five year C$50 million Canadian credit agreement (the "1997 Credit Agreement") with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. This 1997 Credit Agreement replaced a previous five year $400 million U.S. revolving credit agreement and a C$100 million revolving credit agreement dated December 12, 1995. The 1997 Credit Agreement resulted in the Company obtaining lower cost of borrowing, reduced facility fees, and extended the maturity to June 2002. The Company currently intends to borrow up to $200 million against the 1997 Credit Agreement in order to repay at maturity $200 million in bonds due on January 15, 1998.

   The Company has a cross-currency swap relating to the $75 million 7.78% notes due November 1, 2000. The cross-currency swap enables the Company to pay in Canadian dollars a fixed rate of interest of 9.23% on a notional amount of C$100 million for the $75 million 7.78% notes denominated in U.S. dollars. The cost of the cross-currency swap of 1.45% is charged to interest expense. The incremental interest expense due to the counterparty is paid in exchange for protection against the effect of a decrease in Canadian exchange rates on both the semi-annual interest payments and the final principal payment due to the Company's U.S. bondholders. Consequently, the Company records an asset or liability to the extent that an eventual transaction gain or loss is expected to be recorded upon the settlement of the notional amount of the underlying debt. Accordingly, the Company has recorded in other assets the receivable due from the counterparty amounting to approximately $4.5 million and $1.4 million, as of November 29, 1997 and February 22, 1997, respectively.

   On April 15, 1997, the Company's Canadian subsidiary entered into an interest rate swap agreement with a notional amount of C$100 million where the Company receives a fixed rate of interest and pays a variable rate of interest.


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








   In addition, in June 1997 the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("SFAS 129"), SFAS No. 130
   "Reporting   Comprehensive  Income"  ("SFAS  130")  and  SFAS   No.   131
   "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined that SFAS 129 will not require any changes to the financial statements. SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. The Company currently intends to adopt this new accounting standard effective in the first quarter of fiscal 1998. The expected impact in the adoption of SFAS 130 is not readily determinable as the impact is predicated on the future changes in the Canadian exchange rate. SFAS 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 provides for the disclosure of financial information disaggregated by the way management organizes the segments of the enterprise for making operating decisions. SFAS 131 will impact the financial statements to the extent that it is necessary to provide additional disclosure about the Company's segments. The Company will adopt SFAS 131 in fiscal 1998.




               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED NOVEMBER 29, 1997
                      --------------------------------

OPERATING RESULTS

Sales for the third quarter ended November 29, 1997 of $2.3 billion remained flat from the prior year third quarter. The opening of 23 stores in new market areas since the third quarter of fiscal 1996 added approximately $76 million or 3.2% to sales in the third quarter of fiscal 1997. In addition, wholesale sales to the Food Basics franchised stores increased $19 million or 31% to $80 million for the 12 week period ended November 29, 1997, which increased total Company sales by 0.8%. These increases were offset by the closure of 61 stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1996, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $54 million or 2.3% in the third quarter of fiscal 1997. In addition, same store sales ("same store sales" referred to herein includes replacement stores) decreased 1.3% or $33 million from the same period last year.

Average weekly sales per supermarket were approximately $200,100 versus $195,600 for the corresponding period of the prior year for a 2.3% increase. Same store sales for Canadian operations increased 1.7% from the prior year while same store sales for U.S. operations declined 1.9% from the prior year.

Gross margin as a percent of sales decreased .22% to 28.62% in the third quarter of fiscal 1997 from 28.84% for the third quarter of fiscal 1996, resulting primarily from the higher volume of the lower margin wholesale sales to the Food Basics franchised stores. The wholesale sales to the franchised stores represented 3.4% of total Company sales in the third quarter of 1997 as opposed to only 2.6% of total Company sales in the prior year third quarter. Excluding the effect of the wholesale sales to the franchised stores, the gross margin percentage increased .03% from the prior year to 29.55%. The gross margin dollar decrease of $5 million is primarily the result of a decrease in gross margin rates of $6 million and a lower Canadian exchange rate which decreased margin by $4 million, partially offset by an increase in sales volume which had an impact of increasing margin by $5 million. The U.S. gross margin decreased $5 million primarily as a result of a decrease in sales volume which had an impact of decreasing margin.

Store operating, general, and administrative expense as a percent of sales decreased .05% to 27.30% from 27.35% for the corresponding period in the prior year resulting primarily from the effect of the Food Basics franchise business coupled with a gain on the sale of a non-operating warehouse. These decreases were partially offset by an increase in store labor and occupancy costs in the U.S.
                                     -9-
Net interest expense increased $0.6 million from the previous year, primarily due to an increase in average debt of approximately $38 million. The increase in interest expense was partially offset by an increase in interest income of $1.1 million from the prior year third quarter. This increase was the result of higher interest income on the equipment leases relating to the Food Basics franchise business and higher interest income on short-term investments.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income before income taxes for the third quarter ended November 29, 1997 was $13.6 million compared to $17.8 million for the comparable period in the prior year for a decrease of approximately $4.2 million or 24%. The decrease is mainly the result of lower gross margin of $4.9 million and higher net interest expense of $0.6 million, partially offset by lower store operating, general and administrative expenses of $1.3 million.

The income tax provisions recorded in the third quarter of fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the third quarter of fiscal 1997 was 17.5% versus an effective tax rate of 21.0% for the third quarter of fiscal 1996. The decrease in the effective tax rate is the result of the higher earnings provided by the Canadian operations. The third quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the third quarter of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company is unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at November 29, 1997, the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      40 WEEKS ENDED NOVEMBER 29, 1997
                      --------------------------------

OPERATING RESULTS

Sales for the 40 weeks ended November 29, 1997 of $7.8 billion increased $18 million or 0.2% from the prior year. Contributing to this increase is the opening of 33 stores in new market areas since the beginning of fiscal 1996 which added approximately $222 million or 2.9% to sales in the 40 week period of fiscal 1997. In addition, wholesale sales to the Food Basics franchised stores increased $115 million or 84% to $252 million for the 40 week period ended November 29, 1997, which increased total Company sales by 1.5%. These increases were partially offset by the closure of 107 stores, excluding replacement stores, since the beginning of fiscal 1996, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $179 million or 2.3% in the 40 week period of fiscal 1997. In addition, same store sales decreased 1.8% or $133 million from the same period last year.

Average weekly sales per supermarket were approximately $198,800 versus $194,500 for the corresponding period of the prior year for a 2.2% increase. Same store sales for U.S. operations declined 2.0% from the prior year and Canadian operations same store sales decreased 0.4% from the prior year.

Gross margin as a percent of sales decreased .15% to 28.63% from 28.78% for the prior year resulting primarily from the higher volume of the lower margin wholesale sales to the Food Basics franchised stores, partially offset by an increase in the retail supermarket margin in the U.S. The wholesale sales to the franchised stores represented 3.2% of total Company sales for the first three quarters of fiscal 1997 as opposed to only 1.8% of total Company sales in the prior year. Excluding the effect of the wholesale sales to the franchised stores, the gross margin percentage increased .28% from the prior year to 29.52%. The gross margin dollar decrease of $6 million is primarily the result of the increased wholesale sales which have a lower margin than the retail sales. The lower margin wholesale sales resulted in a decrease in gross margin rates of $13 million which was offset by the wholesale sales volume increase which impacted margins by $13 million. A lower Canadian exchange rate resulted in decreasing margin by $6 million. The Canadian operations gross margin decreased $17 million which was primarily the result of the wholesale sales increase from the prior year. The U.S. gross margin increased $11 million principally as a result of an increase in gross margin rates of $25 million partially offset by a decrease in sales volume which had an impact of decreasing margin by $14 million.

Store operating, general and administrative expense as a percent of sales decreased .16% to 27.05% from 27.21% for the prior year resulting primarily from the Food Basics franchise business which decreased expenses while sales increased $115 million. This decrease was partially offset by an increase in store labor and occupancy costs in the U.S.

Net interest expense increased $3.4 million from the previous year, primarily due to an increase in average debt of approximately $71 million. The increase in interest expense was partially offset by an increase in interest income of $3.7 million from the corresponding period of the prior year. This increase was the result of higher interest income on the equipment leases relating to the Food Basics franchise business and higher interest income on short-term investments.

Income before income taxes for the 40 week period ended November 29, 1997 was $66.2 million compared to $68.9 million for the comparable period of the prior year for a decrease of approximately $2.7 million or 3.9%. The decrease is mainly the result of lower gross margin of $6.4 million and higher net interest expense of $3.4 million, partially offset by lower store operating, general and administrative expenses of $7.1 million.

The income tax provisions recorded for the 40 week period of fiscal years 1997 and 1996 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the 40 week period ended November 29, 1997 was 24.1% versus an effective tax rate of 27.5% for the corresponding period of the prior year. The decrease in the effective tax rate is the result of higher earnings provided by the Canadian operations. The first, second and third quarter 1997 and 1996 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first, second and third quarters of fiscal 1997 and 1996 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. Although Canada generated pretax earnings, the Company is unable to conclude that the Canadian deferred tax assets are more likely than not to be realized. Accordingly, at November 29, 1997, the Company is continuing to fully reserve its Canadian net deferred tax assets. The valuation allowance will be adjusted when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its Canadian deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter with working capital of $362 million compared to $215 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $172 million at the end of the third quarter of fiscal 1997 compared to $99 million as of fiscal 1996 year end. Short-term investments were approximately $42 million and $0.1 million at November 29, 1997 and February 22, 1997, respectively, and were primarily invested in commercial paper.

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

In addition to the 1997 Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of November 29, 1997, the Company had $34 million in borrowings outstanding on the 1997 Credit Agreement. Accordingly, as of November 29, 1997, the Company had available approximately $469 million on the 1997 Credit Agreement and $30 million in uncommitted lines of credit. The Company currently intends to borrow up to $200 million against the 1997 Credit Agreement in order to repay at maturity $200 million in bonds due on January 15, 1998.

The Company has a cross-currency swap relating to the $75 million 7.78% notes due November 1, 2000. The cross-currency swap enables the Company to pay in Canadian dollars a fixed rate of interest of 9.23% on a notional amount of C$100 million for the $75 million 7.78% notes denominated in U.S. dollars. The cost of the cross-currency swap of 1.45% is charged to interest expense.

On April 15, 1997, the Company's Canadian subsidiary entered into an interest rate swap agreement with a notional amount of C$100 million where the Company receives a fixed rate of interest and pays a variable rate of interest.

The Company's loan agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of November 29, 1997.

On March 18, 1997, the Board of Directors increased the Company's quarterly dividend from $0.05 to $0.10 per share which increased the dividend payment from $5.7 million for the 40 weeks ended November 30, 1996 to $11.5 million for the 40 weeks ended November 29, 1997.

During the second quarter of fiscal 1997, the Company retired at a premium, mortgages amounting to $20 million with an effective interest rate of 9.44%.

For the 40 weeks ended November 29, 1997, capital expenditures totaled $204 million, which included 30 new stores, 4 new franchised stores and 36 remodels and enlargements. The Company expects to have capital expenditures of approximately $90 million for the remainder of fiscal 1997.

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



                             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 12, 1998        By:        /s/ Kenneth A. Uhl
                                ---------------------------------------
                                Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)