Form 10-K
period 1998-02-28
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1998-05-27
CIK 43300

Conformed Copy
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                     Commission file number 1-4141
ended February 28, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 1, 1998 was $539,668,344.

The number of shares of common stock outstanding at May 1, 1998 was 38,252,966.

                    Documents Incorporated by Reference

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1997 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 28, 1998, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.

PART I

ITEM 1.  Business

General


The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 936 stores averaging approximately 32,665 square feet per store as of February 28, 1998. In addition, the Company began franchising its Canadian Food Basics stores in fiscal 1995. As of February 28, 1998, the Company had 52 Food Basics Franchise stores in Canada averaging approximately 26,720 square feet per store. On the basis of reported sales for fiscal 1997, the Company believes that it is one of the ten largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit, and the second largest market share in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Super Food Mart, Ultra Mart, Dominion, and Food Basics, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise and generic (non-branded) products. In support of its retail operations, the Company also operates two coffee roasting plants, and a bakery in Canada. Through its Compass Foods Division, the Company manufacturers and distributes a line of whole bean coffees under the Eight O'Clock, Bokar and Royale labels, both for sale through its own stores as well as other food and convenience retailers. The other private label products sold in the Company's stores are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Savings Plus, Equality and Jane Parker.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its operations and retail stores. During fiscal 1997, the Company expended approximately $268 million for capital projects which included 33 new supermarkets, 3 new liquor stores, 4 new Food Basics franchised stores and 45 remodels or enlargements. The Company's plans for fiscal 1998 anticipate capital expenditures of approximately $300 million which include the opening of 45 new supermarkets and the remodeling or expansion of 80 stores. In addition, the Company is also developing plans to open approximately 50 to 55 supermarkets per year for the next several years and remodel an average of 50 stores per year.

Sources of Supply

The Company obtains the merchandise sold in its stores from a variety of suppliers located primarily in the United States and Canada. The Company has long-standing and satisfactory relationships with its suppliers.

The Company maintains processing facilities which produce coffee products and certain baked goods. The ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.


Employees

As of February 28, 1998, the Company had approximately 80,000 employees, of which 69% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1997 Annual Report to Shareholders on pages 26, 28, 29, 30 and 32 and is herein incorporated by reference.

ITEM 2.  Properties

At February 28, 1998, the Company operated 936 retail stores and serviced 52 franchised stores. Approximately 9% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:

Company Stores:
          New England States:
            Connecticut                 52
            Massachusetts               22
            New Hampshire                1
            Vermont                      2
                                      ----
              Total                     77
          Middle Atlantic States:
            District of Columbia         1
            Delaware                     8
            Maryland                    51
            New Jersey                 113
            New York                   176
            Pennsylvania                46
                                      ----
              Total                    395
          Mid-Western States:
            Michigan                   101
            Wisconsin                   46
                                      ----
              Total                    147
          Southern States:
            Alabama                      3
            Georgia                     45
            Louisiana                   24
            Mississippi                  4
            North Carolina               4
            South Carolina               4
            Virginia                    46
                                      ----
              Total                    130
                                      ----
              Total United States      749
                                      ----
          Ontario, Canada              187
                                      ----
              Total Stores             936
                                      ====

Franchised Stores:
          Ontario, Canada               52
                                      ----
              Total Franchised Stores   52
                                      ====


The total area of all retail stores is approximately 30.6 million square feet averaging approximately 32,665 square feet per store while the total area of all franchised stores is approximately 1.4 million square feet averaging approximately 26,720 square feet per store. The 33 new supermarkets opened in fiscal 1997 had a range in size from 19,500 to 73,600 square feet, with an average size of 54,200 square feet. The stores built by the Company over the past several years and those planned for fiscal 1998, generally range in size from 50,000 to 65,000 square feet, of which approximately 70% is utilized as selling area.

The Company operates two coffee roasting plants in the United States and a bakery in Canada. In addition, the Company maintains 16 warehouses which service its store network. These warehouses are geographically located as follows:

Company Warehouses:
          Georgia                        1
          Indiana                        1
          Louisiana                      1
          Maryland                       1
          Michigan                       2
          New Jersey                     3
          New York                       3
          Pennsylvania                   1
          Wisconsin                      1
                                      ----
              Total United States       14
                                      ----
          Ontario, Canada                2
                                      ----
              Total Warehouses          16
                                      ====

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $14 million as of February 28, 1998.

ITEM 3.  Legal Proceedings

The information required is contained in the 1997 Annual Report to Shareholders on page 32 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1997 Annual Report to Shareholders on pages 33 and 35 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 35 of the 1997 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1997 Annual Report to Shareholders on pages 14 through 19 and is herein incorporated by reference.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required is contained in the 1997 Annual Report to Shareholders on page 19 and is herein incorporated by reference.


ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1997 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 33 of the 1997 Annual Report to Shareholders and is herein incorporated by reference.

ITEM  9.   Changes  in and Disagreements with Accountants on  Accounting  and
Financial           Disclosure
Not applicable.

PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                            Executive Compensation

Executive Officers of the Company

        Name         Age            Current Position

  James Wood          68  Chairman of the Board
  Christian W.E. Haub 33  President and Chief Executive Officer
  Fred Corrado        58  Vice Chairman of the Board and Chief Financial
                            Officer
  Michael J. Larkin   56  Senior Executive Vice President - Chief Operating
                            Officer
  Aaron Malinsky      49  Executive Vice President - Development and
                            Strategic Planning
  Joseph McCaig       53  Executive Assistant to the Chief Executive Officer
  Peter J. O'Gorman   59  Executive Vice President - International Store
                            and Product Development
  George Graham       48  Executive Vice President - Chief Merchandising
                            Officer
  William Louttit     51  Chairman and Chief Executive Officer - Greater
                            New York Operations
  John Dunne          59  Chairman and Co-Chief Executive Officer - The
                            Great Atlantic & Pacific Company of Canada, Limited
  Brian Piwek         51  Vice Chairman and Co-Chief Executive Officer - The
                            Great Atlantic & Pacific Company of Canada, Limited
  Craig C. Sturken    54  Chairman and Chief Executive Officer - Mid-West
                            Operations
  Ivan K. Szathmary   61  Executive Vice President - Chief Service Officer
  Robert G. Ulrich    63  Senior Vice President - General Counsel


Executive officers of the Company are chosen annually and serve at the pleasure of the Chief Executive Officer with the consent of the Board of Directors.

Mr. Wood was elected Chairman of the Board and Chief Executive Officer on April 29, 1980. Effective May 1, 1998 Mr. Wood relinquished his Co-Chief Executive Officer title. From April 2, 1997 through April 30, 1998 Mr. Wood was Co-Chief Executive Officer along with Mr. Haub. From December 1988 to December 1993 and at other prior times he also served as President. He is Chairman of the Executive Committee of the Board of Directors.

Mr. Haub was elected President and Chief Executive Officer on May 1, 1998. Prior to assuming his present position he was President and Co-Chief Executive Officer from April 2, 1997 to April 30, 1998. Prior thereto he was President and Chief Operating Officer of the Company since December 7, 1993 and served as Corporate Vice President, Development and Strategic Planning, since joining the Company in 1991. Mr. Haub has been a member of the Board of Directors of the Company since December 3, 1991 and an ex officio member of the Executive, Finance and Retirement Benefits Committees.

Mr. Corrado was elected Vice Chairman of the Board on October 6, 1992. He also serves as Chief Financial Officer since joining the Company in January 1987. Mr. Corrado also served as Treasurer of the Company in 1987 and from April 18, 1989 through December 5, 1995. Mr. Corrado has been a member of the Board of Directors of the Company since December 4, 1990, and is currently the Vice Chairman of the Executive Committee and a member of the Finance and Retirement Benefits Committees.

Mr. Larkin was elected Senior Executive Vice President - Chief Operating Officer on June 30, 1997. Prior to rejoining the Company, Mr. Larkin owned and operated two supermarkets in the Pennsylvania area from April 1995 through June 1997. Prior thereto and for the past five years, Mr. Larkin was Executive Vice President - Operations with the Company.

Mr. Malinsky was elected Executive Vice President, Development and Strategic Planning on August 1, 1996. Prior to rejoining the Company and during the past five years, Mr. Malinsky was Chairman and President of Victory Markets, Inc. and New Almacs, Inc.

Mr. McCaig was appointed Executive Assistant to the Chief Executive Officer on September 8, 1997. Prior thereto and for the past five years he was President and Chief Executive Officer of the Grand Union Company.

Mr. O'Gorman was elected Executive Vice President - International Store and Product Development on June 26, 1995. During the past five years he was Executive Vice President - Development and Strategic Planning, and Executive Vice President - Development.

Mr. Graham was elected Executive Vice President - Chief Merchandising Officer on August 1, 1997. Prior to assuming his present position and for the past five years, he was successively Executive Vice President - U.S. Operations, and Senior Vice President - Chief Merchandising Officer.

Mr. Louttit was appointed Chairman and Chief Executive Officer - Greater Metro New York Operations on April 7, 1997. Prior thereto and for the past five years Mr. Louttit was Executive Vice President and Chief Operating Officer of the Grand Union Company.

Mr. Dunne was elected by The Great Atlantic & Pacific Company of Canada, Limited as Chairman and Co-Chief Executive Officer on October 5, 1997. Prior thereto and for the past five years, Mr. Dunne was successively Chairman and Chief Executive Officer, President and Chief Operating Officer, and Vice Chairman and Chief Merchandising Officer of The Great Atlantic & Pacific Company of Canada, Limited. Mr. Dunne also served as Chairman and Chief Executive Officer of Food Basics Limited from December 1995 through September 1996.

Mr. Piwek was elected by The Great Atlantic & Pacific Company of Canada, Limited as Vice Chairman and Co-Chief Executive Officer on October 2, 1997. Prior thereto and for the past five years, Mr. Piwek was President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

Mr. Sturken was appointed Chairman and Chief Executive Officer - Mid-West Operations on April 7, 1997. Prior thereto and for the past five years Mr. Sturken was successively Group Vice President Michigan and Chairman and Chief Executive Officer - The Great Atlantic & Pacific Company of Canada, Limited.

Dr. Szathmary was elected Executive Vice President and Chief Services Officer on July 11, 1996. Prior thereto, he was Senior Vice President and Chief Services Officer since July 1986. Effective April 11, 1998 Dr. Szathmary retired from the Company.

Mr. Ulrich was elected Senior Vice President and General Counsel of the Company in April 1981.

The Company has filed with the Commission since the close of its fiscal year ended February 28, 1998 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 13 and is incorporated by reference from the proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required is contained in the Company's fiscal 1997 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.



ITEM 13.  Certain Relationships and Related Transactions

The information required is contained in the Company's 1997 definitive proxy statement on pages 1 and 6 and is herein incorporated by reference.


PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

    1)    Financial Statements:  The financial statements required by Item  8
    are  included  in the fiscal    1997 Annual Report to Shareholders.   The
    following required items, appearing on pages 20   through 34 of the  1997
    Annual Report to Shareholders, are herein incorporated by   reference:

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

          9)   Not Applicable

         10)   Material Contracts
               a) Management Compensation    Exhibit 10)b) to Form 10-K
                    Agreements               for the fiscal years ended
                                             February 25, 1989,
                                             February 24, 1990, and
                                             Exhibit 10)a) for the fiscal
                                             years ended
                                             February 26, 1994,
                                             February 25, 1995,
                                             February 22, 1997; and attached

               b) Supplemental Executive     Exhibit 10)b) to Form 10-K
                    Retirement Plan, amended for the fiscal year ended
                    and restated             February 27, 1993; and attached

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

               h) Directors' Deferred        Exhibit 10)h) to Form 10-K
                Payment Plan                 for the fiscal year ended
                                             February 22, 1997.

               i)  Competitive Advance and   Exhibit 10) to Form 8-K
                Revolving Credit Facilities filed on June 12, 1997. Agreement dated as of
                June 10, 1997.


         11)      Not Applicable

         12)      Not Applicable

         13)      1997 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable


  (b) Reports on Form 8-K

      Report on Form 8-K was filed on June 12, 1997 with respect to the Competitive and Revolving Credit Facilities Agreement dated June 10, 1997, among The Great Atlantic & Pacific Tea Company, Inc., The Great Atlantic & Pacific Company of Canada, Limited and The Chase Manhattan Bank as agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Great Atlantic & Pacific Tea Company, Inc.
                                             (registrant)

Date:  May 12, 1998           By:            /s/ Fred Corrado
                                             (Signature)
                                             Fred Corrado
                                       Vice Chairman of the Board and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ James Wood                   Chairman of the Board and Director
James Wood

/s/ Christian W.E. Haub          President, Chief Executive Officer and
Christian W.E. Haub                Director


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

/s/ Barbara Barnes Hauptfuhrer   Director
Barbara Barnes Hauptfuhrer

/s/ William A. Liffers           Director
William A. Liffers

/s/ Fritz Teelen                 Director
Fritz Teelen

/s/ R.L. "Sam" Wetzel            Director
R.L. "Sam" Wetzel

The above-named persons signed this report on behalf of the registrant on May 26, 1998.




   /s/ Kenneth A. Uhl      Vice President-Controller   May 26, 1998
   Kenneth A. Uhl                                       Date