Form 10-Q
period 1998-06-20
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1998-08-03
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 20, 1998             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 20, 1998
            -----                      ----------------------------

Common stock - $1 par value                       38,252,966 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 20,         June 14,
                                         1998             1997
                                      ----------       ----------

Sales                                 $3,078,386       $3,104,591
Cost of merchandise sold              (2,192,073)      (2,220,375)
                                      ----------       ----------
Gross margin                             886,313          884,216
Store operating, general and
 administrative expense                 (842,082)        (831,210)
                                      ----------       ----------
Income from operations                    44,231           53,006
Interest expense                         (21,032)         (24,418)
Interest income                            2,078            2,265
                                      ----------       ----------
Income before income taxes                25,277           30,853
Provision for income taxes                (6,108)          (8,066)
                                      ----------       ----------
Net income                                19,169           22,787
Retained earnings at
 beginning of period                     495,510          447,768
Cash dividends                            (3,825)          (3,825)
                                      ----------       ----------
Retained earnings at
 end of period                        $  510,854       $  466,730
                                      ==========       ==========
Earnings per share:

 Net income per share-basic           $      .50       $      .60
                                      ==========       ==========
 Net income per share-diluted         $      .50       $      .60
                                      ==========       ==========

Cash dividends                        $      .10       $      .10
                                      ==========       ==========

Weighted average number of
  common shares outstanding           38,252,966       38,248,966
Common stock equivalents                  88,161            3,756
Weighted average number of
  common and common equivalent        ----------       ----------
  shares outstanding                  38,341,127       38,252,722
                                      ==========       ==========











                  See Notes to Quarterly Report on Page 5.

                                    - 1 -
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Dollars in thousands)

                                          June 20, 1998    Feb. 28, 1998
                                          -------------    -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments        $   140,350       $   70,937
   Accounts receivable                        217,635          227,703
   Inventories                                881,606          882,229
   Prepaid expenses and other assets           31,895           36,358
                                           ----------       ----------
     Total current assets                   1,271,486        1,217,227
                                           ----------       ----------

  Property:
   Property owned                           1,534,253        1,506,819
   Property leased                             86,169           90,058
                                           ----------       ----------
     Property-net                           1,620,422        1,596,877
  Other assets                                181,981          181,149
                                           ----------       ----------
  Total Assets                             $3,073,889       $2,995,253
                                           ==========       ==========





















                  See Notes to Quarterly Report on Page 5.

                                     -2-
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 20, 1998   Feb. 28, 1998
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt         $ 17,910       $   16,824
   Current portion of obligations under
     capital leases                            12,125           12,293
   Accounts payable                           508,296          441,149
   Book overdrafts                            145,543          151,846
   Accrued salaries, wages and benefits       147,531          146,064
   Accrued taxes                               64,717           57,856
   Other accruals                             121,175          129,098
                                           ----------       ----------
     Total current liabilities              1,017,297          955,130
                                           ----------       ----------

  Long-term debt                              702,335          695,292
                                           ----------       ----------
  Obligations under capital leases            115,815          120,980
                                           ----------       ----------
  Deferred income taxes                       122,137          120,618
                                           ----------       ----------
  Other non-current liabilities               180,230          176,601
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
       outstanding 38,252,966                  38,253           38,253
   Capital surplus                            453,894          453,894
   Cumulative translation adjustment          (60,716)         (54,815)
   Minimum pension liability adjustment        (6,210)          (6,210)
   Retained earnings                          510,854          495,510
                                           ----------       ----------
   Total shareholders' equity                 936,075          926,632
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,073,889       $2,995,253
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       16 Weeks Ended
                                               June 20, 1998   June 14, 1997
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 19,169         $ 22,787
  Adjustments to reconcile net income
   to cash provided by operating activities:
    Depreciation and amortization                 72,194           71,439
    Deferred income tax provision                  3,390            5,541
    (Gain) loss on disposal of owned property     (3,295)           1,013
    (Increase)decrease in receivables              8,731           (6,272)
     Increase in inventories                      (3,055)         (19,281)
    (Increase) decrease in prepaid expenses
      and other current assets                     3,460          (13,775)
    (Increase) decrease in other assets           (2,115)             640
    Increase in accounts payable                  69,736           26,460
    Decrease in accrued salaries,
      wages and benefits                            (789)          (3,329)
    Increase in accrued taxes                      7,007            9,324
    Increase in other accruals
      and other liabilities                        4,129            7,158
    Other operating activities, net               (1,758)             127
                                               ---------        ---------
Net cash provided by operating activities        176,804          101,832
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (107,030)         (83,221)
  Proceeds from disposal of property               5,010            1,823
                                               ---------        ---------
Net cash used in investing activities           (102,020)         (81,398)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      26,500          (72,000)
  Proceeds under revolving lines of credit       160,000           41,148
  Payments on revolving lines of credit         (180,000)        (173,641)
  Proceeds from long-term borrowings               3,556          301,379
  Payments on long-term borrowings                (1,927)          (2,420)
  Principal payments on capital leases            (3,744)          (3,825)
  Decrease in book overdrafts                     (4,419)         (29,654)
  Deferred financing fees                              -           (2,434)
  Proceeds from stock options exercised                -               35
  Cash dividends                                  (3,825)          (3,825)
                                               ---------        ---------
Net cash provided by (used in)
  financing activities                            (3,859)          54,763
                                               ---------        ---------
Effect of exchange rate changes on
  cash and short-term investments                 (1,512)            (133)
                                               ---------        ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         69,413           75,064

Cash and Short-Term Investments
  at Beginning of Period                          70,937           98,830
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 140,350        $ 173,894
                                               =========        =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1)   BASIS OF PRESENTATION

   The consolidated financial statements for the 16 week period ended June 20, 1998 and June 14, 1997 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1997 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2) INCOME  TAXES

   The income tax provisions recorded in the first quarter of fiscal years 1998 and 1997 reflect the Company's estimated expected annual tax rates
   applied to their respective domestic and foreign financial results.   The
   first quarter 1998 and 1997 income tax provisions mainly reflect the taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1998 and 1997, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation  allowance amounted to $4.9 million and $5.2  million  for  the
   first  quarter  of  fiscal years 1998 and 1997,  respectively.   Although
   Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian
   earnings.   Accordingly, at June 20, 1998 the Company  is  continuing  to
   fully  reserve  its  Canadian  net deferred  tax  asset.   The  valuation
   allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize the Canadian net deferred tax asset. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance is a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. The Canadian pretax income for financial statement purposes is higher than the taxable income for tax purposes due to certain differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002.

3) FOOD BASICS FRANCHISING

   As of June 20, 1998, the Company served 53 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $122 million and $99 million for the 16 week period ended in fiscal 1998 and 1997, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a nominal fee which mainly represents the reimbursement of costs incurred to provide such services.

   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $34.3 million and $37.6 million at June 20, 1998 and February 28, 1998, respectively.

   The inventory notes are collaterized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portions of the inventory notes and equipment leases of approximately $1.8 million and $1.9 million are included in accounts receivable at June 20, 1998 and February 28, 1998, respectively.

   The repayment of the inventory notes and equipment leases are dependent upon positive operating results of the stores. To the extent that the franchisees incur operating losses, the Company establishes an allowance for doubtful accounts. The Company continually assesses the sufficiency of the allowance on a store by store basis based upon the operating losses incurred and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, the Company reserves the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store.




4) NEW   ACCOUNTING  PRONOUNCEMENT

   Effective March 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all components of comprehensive income be reported prominently in the financial statements. Currently, the Company has other comprehensive income relating to foreign currency translation adjustment. The Company's total comprehensive income for the 16 week period of fiscal 1998 and 1997 was as follows (in thousands):

                                                     16  Weeks Ended
                                      -----------------------------------
                                       June 20, 1998        June 14, 1997
                                      ----------------   ------------------
      Net income                         $19,169            $22,787
      Foreign currency translation
         adjustment                       (5,901)              (633)
                                       ---------           ---------
      Total comprehensive income         $13,268            $22,154
                                      ==========           =========


   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the statement of financial position as either assets or liabilities. The Company is currently studying the effects of SFAS No. 133 on its cross-currency and interest rate swaps and expects to adopt SFAS No. 133 in fiscal 2000.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 20, 1998
                        ----------------------------
OPERATING RESULTS

Sales for the first quarter ended June 20, 1998 of $3.1 billion decreased $26 million or 0.8% from the prior year first quarter. The opening of 21 stores in new market areas since the beginning of fiscal 1997 added approximately $61 million or 2.0% to sales in the first quarter of fiscal 1998. In addition, wholesale sales to the Food Basics franchised stores increased $23 million or 23% to $122 million for the 16 weeks ended June 20, 1998, which increased total Company sales by 0.7%. These increases were partially offset by the closure of 75 stores, excluding replacement stores, since the beginning of fiscal 1997, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $77 million or 2.5% in the first quarter of fiscal 1998. A decrease in the Canadian exchange rate reduced first quarter fiscal 1998 sales by $23 million. In addition, same store sales ("same store sales" referred to herein include replacement stores) decreased 0.5% or $14 million from the same period last year.

Average weekly sales per supermarket were approximately $203,000 versus $197,000 for the corresponding period of the prior year resulting in a 3% increase. Same store sales for Canadian operations increased 4.5% from the prior year while same store sales for U.S. operations declined 1.5% from the prior year.

Gross margin as a percent of sales increased 31 basis points to 28.79% in the first quarter of fiscal 1998 from 28.48% for the first quarter of fiscal 1997, resulting primarily from higher margins and a better mix of higher margin items. The gross margin dollar increase of $2 million resulted from an increase in the gross margin rate of $11 million partially offset by a decrease in sales volume which reduced gross margin by $4 million and a decrease in the Canadian exchange rate which decreased gross margin by $5 million. The U.S. operations accounted for the entire $2 million gross margin increase as the increase in the gross margin rate of $16 million was partially offset by a sales volume decrease which reduced gross margin by $14 million. The Canadian operations increase in sales volume resulted in an increase in gross margin of $10 million, which was fully offset by a decrease in the gross margin rate of $5 million and a decline in the Canadian exchange rate decreasing gross margin by $5 million.

Store operating, general, and administrative expense increased $11 million or 58 basis points to 27.35% from 26.77% for the prior year. This increase is primarily from higher occupancy costs, labor related costs and store closing costs, partially offset by a gain on an asset sale.


Interest expense decreased $3 million or 14% from the previous year, primarily due to a decrease in average debt outstanding of $79 million for the sixteen week period in the first quarter 1998 as compared to the first quarter 1997.

Interest income of $2 million remained consistent with the prior year.

Income before income taxes for the first quarter ended June 20, 1998 was $25 million compared to $31 million for the comparable period in the prior year for a decrease of approximately $6 million or 18%. The decrease is mainly the result of higher store operating, general and administrative expenses of $11 million, partially offset by higher gross margin of $2 million and lower interest expense of $3 million.

The income tax provisions recorded in the first quarter of fiscal years 1998 and 1997 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the first quarter of fiscal 1998 was 24.2% versus an effective tax rate of 26.1% for the first quarter of fiscal 1997. The decrease in the effective tax rate is the result of the higher earnings provided by the Canadian operations. The first quarter 1998 and 1997 income tax provisions mainly reflect taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1998 and 1997 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $4.9 million and $5.2 million for the first quarter of fiscal years 1998 and 1997, respectively. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian earnings. Accordingly, at June 20, 1998 the Company is continuing to fully reserve its Canadian net deferred tax asset. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize the Canadian net deferred tax asset. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance is a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. The Canadian pretax income for financial statement purposes is higher than the taxable income for tax purposes due to certain differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company ended the first quarter of fiscal 1998 with working capital of $254 million compared to $262 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $140 million at the end of the first quarter of fiscal 1998 compared to $71 million as of fiscal 1997 year end. Short-term investments were approximately $31 million and $20 million at June 20, 1998 and February 28, 1998, respectively, and consisted primarily of commercial paper.

The Company has an unsecured five year $465 million U.S. credit agreement and a five year C$50 million Canadian credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. As of June 20, 1998, the Company had $70 million outstanding against the Credit Agreement. Accordingly, as of June 20, 1998, the Company had $430 million available under the Credit Agreement.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of June 20, 1998, the Company had $64 million outstanding on the uncommitted lines of credit. The Company has an additional $97 million available in uncommitted lines of credit as of June 20, 1998.

The Company's Credit Agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of June 20, 1998.

On July 1, 1998, Moody's Investor's Service downgraded the Company's existing senior debt rating to Ba1 from Baa3. The Company's rating from Standard & Poor's remained unchanged from the fiscal year end rating of
BBB-.   Rating changes could affect the availability and cost of financing to the Company.

For  the  16  weeks ended June 20, 1998, capital expenditures  totaled  $107 million, which included 7 new stores and 28 remodels and enlargements. Currently, the Company expects to achieve its fiscal 1998 planned capital expenditures of approximately $300 million. Accordingly, the Company expects to have capital expenditures of approximately $193 million throughout the remainder of fiscal 1998.

These available cash resources, together with income from operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1998.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------
         At its annual meeting of Shareholders, held on July 14, 1998, there were 35,533,143 shares or 92.9% of the 38,252,966 shares outstanding and entitled to vote represented either in person or by proxy.

         The 11 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 99.3% of the shares present. Deloitte & Touche LLP was re-elected as the Company's independent auditor by at least 99.9% of the shares present.


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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: August 3, 1998      By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)

































                                    -12-