Form 10-Q
period 1998-09-12
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1998-10-26
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 12, 1998        Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at September 12, 1998
            -----                  ---------------------------------

Common stock - $1 par value                 38,286,716 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                              Sept. 12,   Sept. 6,     Sept. 12,   Sept. 6,
                                1998        1997         1998        1997
                             ----------- ----------- ----------- -----------

Sales                        $2,330,249  $2,335,695   $5,408,635  $5,440,286
Cost of merchandise sold     (1,656,971) (1,662,228)  (3,849,044) (3,882,603)
                             ----------  ----------   ----------  ----------
Gross margin                    673,278     673,467    1,559,591   1,557,683
Store operating, general and
 administrative expense        (644,625)   (634,827)  (1,486,707) (1,466,037)
                             ----------  ----------   ----------  ----------
Income from operations           28,653      38,640       72,884      91,646
Interest expense                (15,781)    (18,928)     (36,813)    (43,346)
Interest income                   1,559       2,040        3,637       4,305
                             ----------  ----------   ----------  ----------
Income before income taxes       14,431      21,752       39,708      52,605
Provision for income taxes       (3,480)     (5,545)      (9,588)    (13,611)
                             ----------  ----------   ----------  ----------
Income before extraordinary
 item                            10,951      16,207       30,120      38,994

Extraordinary loss on early
 extinguishment of debt
 (net of income tax benefit
 of $394)                             -       (544)            -       (544)
                             ----------  ----------   ----------  ----------
Net income                       10,951      15,663       30,120      38,450

Retained earnings at
  beginning of period           510,854     466,730      495,510     447,768
Cash dividends                  (3,829)     (3,825)      (7,654)     (7,650)
                             ----------  ----------   ----------  ----------
Retained earnings at
  end of period              $  517,976  $  478,568   $  517,976  $  478,568
                             ==========  ==========   ==========  ==========

Basic earnings (loss)
  per share:

 Income before extra-
   ordinary item             $      .29  $      .42   $      .79  $     1.02

Extraordinary loss on early
  extinguishment of debt              -        (.01)           -        (.01)
                             ----------   ----------  ----------  ----------
Net income per share - basic $      .29  $      .41   $      .79  $     1.01
                             ==========  ==========   ==========  ==========
Diluted earnings (loss)
  per share:

Income before extra-
 ordinary item               $      .29  $      .42   $      .79  $     1.02

Extraordinary loss on early
  extinguishment of debt              -        (.01)           -        (.01)
                             ----------  ----------   ----------  ----------
Net income per share -
  diluted                    $      .29  $      .41   $      .79  $     1.01
                             ==========  ==========   ==========  ==========
Cash dividends               $      .10  $      .10   $      .20  $      .20
                             ==========  ==========   ==========  ==========
Weighted average number of
  common shares outstanding  38,294,716  38,248,966   38,282,287  38,248,966

Common stock equivalents         54,427       5,901       72,025       4,342
                             ----------  ----------   ----------  ----------
Weighted average number of
  common and common
  equivalent shares
  outstanding                38,349,143  38,254,867   38,354,312  38,253,308
                             ==========  ==========   ==========  ==========

                  See Notes to Quarterly Report on Page 5.

                                   Page 1

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                      September 12, 1998   February 28, 1998
                                      ------------------   ------------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  107,050         $   70,937
   Accounts receivable                        200,366            227,703
   Inventories                                883,108            882,229
   Prepaid expenses and other assets           36,895             36,358
                                           ----------         ----------
     Total current assets                   1,227,419          1,217,227
                                           ----------         ----------

  Property:
   Property owned                           1,575,628          1,506,819
   Property leased                             83,008             90,058
                                           ----------          ---------
     Property-net                           1,658,636          1,596,877
  Other assets                                176,158            181,149
                                           ----------         ----------
  Total assets                             $3,062,213         $2,995,253
                                           ==========         ==========















                  See Notes to Quarterly Report on Page 5.





                                   Page 2

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           Sept. 12, 1998  Feb. 28, 1998
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
  Current liabilities:
   Current portion of long-term debt       $    7,703       $   16,824
   Current portion of obligations under
     capital leases                            11,776           12,293
   Accounts payable                           520,967          441,149
   Book overdrafts                            138,602          151,846
   Accrued salaries, wages and benefits       139,892          146,064
   Accrued taxes                               60,737           57,856
   Other accruals                             128,225          129,098
                                           ----------       ----------
     Total current liabilities              1,007,902          955,130
                                           ----------       ----------

  Long-term debt                              692,462          695,292
                                           ----------       ----------
  Obligations under capital leases            111,454          120,980
                                           ----------       ----------
  Deferred income taxes                       123,781          120,618
                                           ----------       ----------
  Other non-current liabilities               187,512          176,601
                                           ----------       ----------
  Commitments & contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
       outstanding 38,286,716 and 38,252,966,
       respectively                            38,287           38,253
   Capital surplus                            454,848          453,894
   Cumulative translation adjustment          (65,799)         (54,815)
   Minimum pension liability adjustment        (6,210)          (6,210)
   Retained earnings                          517,976          495,510
                                           ----------       ----------
   Total shareholders' equity                 939,102          926,632
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,062,213       $2,995,253
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

                                   Page 3
                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       28 Weeks Ended

                                              Sept. 12, 1998   Sept. 6, 1997
                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  30,120          $  38,450
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                126,361            125,402
    Deferred income tax provision                  5,033              3,914
    Gain on disposal of owned property            (3,133)            (1,259)
    (Increase) decrease in receivables            23,925            (10,172)
    Increase in inventories                       (7,652)           (19,219)
    Increase in prepaid expenses and other
      current assets                                (112)           (18,118)
    (Increase) decrease in other assets            5,433               (749)
    Increase in accounts payable                  86,199             18,312
    Decrease in accrued salaries,
      wages and benefits                          (7,741)            (1,410)
    Increase in accrued taxes                      3,175             10,629
    Increase in other accruals
      and other liabilities                       17,706                362
    Other operating activities, net               (4,535)              (166)
                                               ---------          ---------
Net cash provided by operating activities        274,779            145,976
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (208,224)          (139,931)
  Proceeds from disposal of property               5,831              8,996
                                               ---------          ---------
Net cash used in investing activities           (202,393)          (130,935)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      22,500            (72,000)
  Proceeds under revolving lines of credit       240,000             41,148
  Payments on revolving lines of credit         (275,000)          (173,562)
  Proceeds from long-term borrowings               3,600            301,451
  Payments on long-term borrowings                (3,051)           (23,349)
  Decrease in book overdrafts                     (9,593)            (7,790)
  Principal payments on capital leases            (6,463)            (6,719)
  Deferred financing fees                              -             (2,519)
  Cash dividends                                  (7,654)            (7,650)
  Proceeds from stock options exercised              988                 34
                                               ---------          ---------
Net cash provided by (used in)
  financing activities                           (34,673)            49,044
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                 (1,600)              (126)
                                               ---------          ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                         36,113             63,959

Cash and Short-Term Investments
  at Beginning of Period                          70,937             98,830
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 107,050          $ 162,789
                                               =========          =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1) BASIS OF PRESENTATION

   The  consolidated financial statements for the 28 weeks  ended  September
   12, 1998 and September 6, 1997 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME  TAXES

   The income tax provisions recorded for the 28 week period ended in fiscal years 1998 and 1997 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 28 week period ended in fiscal years 1998 and 1997, the income tax provisions mainly reflect taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the 28 week period ended in fiscal years 1998 and 1997, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $7.7 million and $8.8 million for the 28 week period ended in fiscal years 1998 and 1997, respectively. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance is a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. Accordingly, at September 12, 1998 the Company is continuing to fully reserve its Canadian net deferred tax asset. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize the Canadian net deferred tax asset.

3) FOOD BASICS FRANCHISING

   As of September 12, 1998, the Company served 53 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $207 million and $172 million for the 28 week period ended in fiscal years 1998 and 1997, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which mainly represents the reimbursement of costs incurred to provide such services.

   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $32.0 million and $37.6 million at September 12, 1998 and February 28, 1998, respectively.

   The inventory notes are collateralized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portions of the inventory notes and equipment leases of approximately $1.8 million and $1.9 million are included in accounts receivable at September 12, 1998 and February 28, 1998, respectively.

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

5) NEW ACCOUNTING PRONOUNCEMENTS

   Effective March 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all components of comprehensive income be reported prominently in the financial statements. Currently, the Company has other comprehensive income relating to foreign currency translation adjustment. The Company's total comprehensive income is as follows (in thousands):

                                  12 Weeks Ended           28 Weeks Ended
                               Sept. 12,    Sept. 6,    Sept. 12,   Sept. 6,
                                 1998         1997        1998        1997
                               --------     --------    ---------   --------

   Net income                   $10,951     $15,663      $30,120     $38,450
   Foreign currency translation
     adjustment                  (5,083)        (37)     (10,984)       (670)
                                -------     -------      -------     -------
   Total comprehensive income   $ 5,868     $15,626      $19,136     $37,780
                                =======     =======      =======     =======


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

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 12, 1998
                      --------------------------------

OPERATING RESULTS

Sales for the second quarter ended September 12, 1998 of $2.3 billion decreased $5 million or 0.2% from the prior year second quarter amount. The opening of 18 stores in new market areas, excluding replacement stores, since the second quarter of fiscal 1997 added approximately $46 million or 2.0% to sales in the second quarter of fiscal 1998. In addition, wholesale sales to the Food Basics franchised stores increased $12 million or 16% to $85 million for the 12 weeks ended September 12, 1998. These increases were offset by the closure of 69 stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1997, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $69 million  or  3.0% in the second quarter of fiscal 1998.  A decrease  in  the
Canadian exchange rate reduced second quarter fiscal 1998 sales by $37 million or 1.6%. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 1.8% or $37 million from the same period last year.

Average weekly sales per supermarket were approximately $208,400 versus $200,100 for the corresponding period of the prior year resulting in a 4.1% increase. Same store sales for Canadian operations increased 3.2% from the prior year and same store sales for U.S. operations increased 1.5% from the prior year.

Gross margin as a percent of sales increased 6 basis points to 28.89% in the second quarter of fiscal 1998 from 28.83% for the second quarter of fiscal 1997, resulting primarily from a better product mix of higher margin items coupled with a margin recovery at our Waldbaums group. The gross margin dollar remained flat when compared to the same period of the prior year. The U.S. operations gross margin rate declined by $2 million which was fully offset by an increase of $2 million in sales volume. The Canadian operations had an increase of $3 million in the gross margin rate and an increase of $6 million in sales volume, both of which were fully offset by a decline of $9 million in the Canadian exchange rate.

Store operating, general, and administrative expense increased $10 million or 48 basis points to 27.66% from 27.18% for the corresponding period of the prior year. Included in store operating, general and administrative expenses is a litigation charge of $4 million. Excluding the litigation charge, store operating, general, and administrative expense increased $6 million or 31 basis points to 27.49% from 27.18% for the corresponding period of the prior year. This increase is primarily due to a $4 million increase from the prior year amount in store closing costs resulting from the Company's plan to close older outmoded stores, coupled with higher occupancy costs of the new generation superstores.

Interest expense decreased $3 million or 17% from the corresponding period of the previous year, primarily due to a decrease in average debt outstanding of $91 million for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997.

Interest income of $2 million remained consistent with the prior year.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

Income before income taxes for the second quarter ended September 12, 1998 was $14 million compared to $21 million for the comparable period in the prior year for a decrease of approximately $7 million or 34%. Excluding the litigation charge, income before income taxes for the 12 week period ended September 12, 1998 decreased approximately $3 million or 15% from the same period last year. The $3 million decrease is mainly the result of higher store closing and other store operating expenses of $6 million, partially offset by lower interest expense of $3 million.

The income tax provisions recorded in the second quarter of fiscal years 1998 and 1997 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the second quarter of fiscal 1998 was 24.1% versus an effective tax rate of 25.5% for the second quarter of fiscal 1997. The decrease in the effective tax rate is the result of the Canadian operations providing a higher percentage of total Company earnings in the current year as compared to the prior year. The second quarter 1998 and 1997 income tax provisions mainly reflect taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the second quarter of fiscal 1998 and 1997 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $2.8 million and $3.7 million for the 12 week period of fiscal years 1998 and 1997, respectively. The valuation allowance reversal for the 28 week period of fiscal years 1998 and 1997 amounted to $7.7 million and $8.8 million, respectively. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance is a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. Accordingly, at September 12, 1998 the Company is continuing to fully reserve its Canadian net deferred tax asset. The valuation allowance will be adjusted when and if, in the opinion of Management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize the Canadian net deferred tax asset.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 12, 1998
                      --------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 12, 1998 of $5.4 billion decreased $32 million or 0.6% from the prior year. The opening of 24 stores in new market areas, excluding replacement stores, since the beginning of the second quarter of fiscal 1997 added approximately $108 million or 2.0% to sales in the 28 week period of fiscal 1998. In addition, wholesale sales to the Food Basics franchised stores increased $35 million or 20% to $207 million for the 28 week period ended September 12, 1998. These increases were partially offset by the closure of 86 stores, excluding replacement stores, since the beginning of fiscal 1997, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $147 million or 2.8% in the 28 week period of fiscal 1998. A decrease in the Canadian exchange rate reduced sales by $60 million or 1.1% in the 28 week period of fiscal 1998. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 0.5% or $23 million from the same period last year.

Average weekly sales per supermarket were approximately $205,300 versus $198,300 for the corresponding period of the prior year resulting in a 3.5% increase. Same store sales for Canadian operations increased 3.9% from the prior year while same store sales for U.S. operations decreased 0.2% from the prior year.

Gross margin as a percent of sales increased 21 basis points to 28.84% from 28.63% for the prior year, resulting primarily from a better product mix of higher margin items coupled with a margin recovery at our Waldbaums group. The gross margin dollar increase of $2 million resulted from an increase in the gross margin rate of $11 million and an increase in sales volume of $5 million, both of which were partially offset by a decrease in the Canadian exchange rate of $14 million. The U.S. operations accounted for the entire $2 million gross margin increase as the increase in the gross margin rate of $14 million was partially offset by a sales volume decrease which reduced gross margin by $12 million. The Canadian operations increase in sales volume resulted in an increase in gross margin of $17 million, which was fully offset by a decrease in the gross margin rate of $3 million and a decrease in the Canadian exchange rate decreasing gross margin by $14 million.

Store operating, general, and administrative expense increased $21 million or 54 basis points to 27.49% from 26.95% for the prior year. Included in store operating, general and administrative expenses is a litigation charge of $4 million. Excluding the litigation charge, store operating, general, and administrative expense increased $17 million or 46 basis points to
27.41%  from  26.95% for the corresponding period of the prior  year.   This
increase is primarily due to an $8 million increase from the prior year amount in store closing costs resulting from the Company's plan to close older outmoded stores, coupled with higher occupancy costs of the new generation superstores.

Interest expense decreased $6 million or 15% from the previous year, primarily due to a decrease in average debt outstanding of $84 million for the 28 week period of fiscal 1998 as compared to the prior year.

Interest income of $4 million remained consistent with the prior year.

Income before income taxes for the 28 week period ended September 12, 1998 was $40 million compared to $53 million for the comparable period in the prior year for a decrease of approximately $13 million or 25%. Excluding the litigation charge, income before income taxes for the 28 week period ended September 12, 1998 decreased $9 million or 17% from the same period last year. The $9 million decrease is mainly the result of higher store closing and other store operating expenses of $17 million, partially offset by lower interest expense of $6 million and higher gross margin of $2 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $220 million compared to $262 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $107 million at the end of the second quarter of fiscal 1998 compared to $71 million as of fiscal 1997 year end. There were no short-term investments at September 12, 1998 and approximately $20 million at February 28, 1998, which were primarily invested in commercial paper.

The Company has an unsecured five year $498 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $33 million at September 12, 1998). As of September 12, 1998, the Company had $55 million outstanding against the Credit Agreement. Accordingly, as of September 12, 1998, the Company had $443 million available under the Credit Agreement.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of September 12, 1998, the Company had $60 million outstanding on the uncommitted lines of credit. The Company has an additional $161 million available in uncommitted lines of credit as of September 12, 1998.

The Company's Credit Agreements and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of September 12, 1998.

On July 1, 1998, Moody's Investor's Service downgraded the Company's existing senior debt rating to Ba1 from Baa3. The Company's rating from Standard & Poor's remained unchanged from the fiscal year end rating of BBB-. Rating changes could affect the availability and cost of financing to the Company.

For the 28 weeks ended September 12, 1998, the net cash used in investing activities totaled $202 million. This included capital expenditures of $208 million, which included 18 new stores and 44 remodels and enlargements. Currently, the Company projects that total cash used in investing activities will amount to approximately $360 million. Accordingly, the Company expects to have cash outlay relating to investing activities of approximately $158 million throughout the remainder of fiscal 1998.

These  available  cash resources, together with income from operations,  are
sufficient   for  the  Company's  capital  expenditure  program,   mandatory
scheduled debt repayments and dividend payments for fiscal 1998.


                                   Page 12
YEAR 2000 COMPLIANCE


The Company has formed an ongoing task force to review the entire range of the Company's operations relating to the Year 2000 issues. This task force reports to the Vice Chairman of the Board of Directors. Assessment of those functions of the business that require attention and resources to achieve Year 2000 compliance is in progress throughout the entire organization. The Information Technology ("IT") assessment is complete and the non-IT areas are approximately 10% complete. The current estimate of the remediation effort (including new programs and components) is approximately 50% complete in the IT area and is about to commence in the non-IT area. Testing of the systems is to begin in the last half of 1998 and implementation of renovated and new systems is in progress.

The costs to address the Company's Year 2000 issues are estimated to be approximately $5 million. Approximately $1.8 million of these costs have been incurred through 1997 and the second quarter of 1998. In addition, the Company will incur additional capital expenditures of approximately $5 million for new equipment during the remainder of fiscal 1998 and fiscal 1999 that is Year 2000 compliant. Some IT projects have been deferred due to the Year 2000 project, however, the Company believes that such a deferral will not affect the Company's financial performance.

From an IT perspective, the task force is responsible for assessing the extent of affected software/hardware and developing procedures to resolve the potential problems associated with that software/hardware. The procedures developed include making the necessary changes to the affected software, adequately testing the changes and phasing in the Year 2000 compliant programs to limit disruption or delay in the Company's normal business activities. The Company is also in the process of updating vendor software packages to the latest versions to insure all Company software is Year 2000 compliant. Some in-store IT systems as well as other support area IT systems will also need remediation to become Year 2000 compliant.

The risks of Year 2000 issues from a non IT area are principally as follows: electrical outages resulting in breakdown of point of sale systems, lighting and refrigeration equipment and the loss of utility service. In addition, certain store equipment may have imbedded chips or microprocessors that are not Year 2000 compliant. The Company is in the process of identifying such equipment and either replacing the affected chips or microprocessors or purchasing new equipment that is compliant. The events noted above could severely affect Company operations. The Company plans to mitigate the potential effect of such issues by preparing a contingency plan as discussed below.

Significant risk also arises out of the possible failure of vendors to respond to Year 2000 issues. The Company is meeting with its major vendors and suppliers to determine their state of readiness and to review the contingency plans that they have developed. Companies that are compliant and have prepared for contingencies will have a status as preferred suppliers. With respect to other vendors that either are not Year 2000 compliant or do not have adequate contingency or remediation plans, the Company will seek alternative sources when possible.
                                   Page 13

With respect to contingencies, a program is being developed to identify the additional resources that will be necessary to fully run the Company when and if, it is affected by the foregoing risk factors. Over the next year, the Company will continue to expand its contingency plans and detailed procedures in order to mitigate the effects of the Year 2000 issues that might affect the Company.

The  Company believes that it has allocated sufficient resources  to  resolve
all  significant  Year  2000 issues in a timely  manner.    Accordingly,  the
Company plans to be Year 2000 compliant by October 1999.




CAUTIONARY NOTE

This report contains certain forward-looking statements about the future performance of the Company which are based on Management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         On August 28, 1998 Capital Graphics Advertising Agency, Inc. ("Capital Graphics") was awarded a verdict against the Company amounting to $4 million. This lawsuit is the result of the Company terminating a relationship with an Atlanta printer which the Company felt that it had a right to terminate. However, a jury awarded Capital Graphics damages, plus interest and litigation expenses totaling $4 million. The Company believes that it has several strong bases for the appellate court to set aside the jury's verdict and order a new trial. Accordingly, the Company will proceed with an appeal and defend against this claim vigorously.



Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None - Matters were previously reported on the First
                Quarter ended June 20, 1998 Form 10-Q.


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



                             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 26, 1998       By:        /s/ Kenneth A. Uhl
                                ---------------------------------------
                                Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)