Form 10-Q
period 1998-12-05
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1999-01-19
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 5, 1998          Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at December 5, 1998
            -----                   --------------------------------

Common stock - $1 par value                 38,286,716 shares
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          STATEMENTS OF CONSOLIDATED OPERATIONS & RETAINED EARNINGS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                               Dec. 5,     Nov. 29,     Dec. 5,     Nov. 29,
                                1998        1997         1998        1997
                             ----------- ----------- ----------- -----------

Sales                       $ 2,344,400  $2,318,821  $ 7,753,035  $7,759,107
Cost of merchandise sold     (1,664,686) (1,655,094)  (5,513,730) (5,537,697)
                             ----------  ----------   ----------  ----------
Gross margin                    679,714     663,727    2,239,305   2,221,410
Store operating, general and
 administrative expense        (681,463)   (632,974)  (2,168,170) (2,099,011)
                             ----------  ----------   ----------  ----------
Income (loss)from operations     (1,749)     30,753       71,135     122,399
Interest expense                (16,212)    (18,670)     (53,025)    (62,016)
Interest income                   1,549       1,526        5,186       5,831
                             ----------  ----------   ----------  ----------
Income (loss) before income
 taxes                          (16,412)     13,609       23,296      66,214
Benefit (provision) for income
 taxes                            7,678      (2,375)      (1,910)    (15,986)
                             ----------  ----------   ----------  ----------
Income (loss)before
 extraordinary item              (8,734)     11,324       21,386      50,228

Extraordinary loss on early
 extinguishment of debt
 (net of income tax benefit
 of $394)                             -           -            -        (544)
                             ----------  ----------   ----------  ----------
Net income (loss)                (8,734)     11,234       21,386      49,684

Retained earnings at
  beginning of period           517,976     478,568      495,510     447,768
Cash dividends                   (3,829)     (3,825)     (11,483)    (11,475)
                             ----------  ----------   ----------  ----------
Retained earnings at
  end of period              $  505,413  $  485,977   $  505,413  $  485,977
                             ==========  ==========   ==========  ==========

Basic earnings (loss)
  per share:

 Income (loss) before extra-
   ordinary item             $     (.23) $      .29   $      .56  $     1.31

 Extraordinary loss on early
   extinguishment of debt             -           -            -        (.01)
                             ----------   ----------  ----------  ----------
 Net income (loss) per
   share - basic             $     (.23) $      .29   $      .56  $     1.30
                             ==========  ==========   ==========  ==========
Diluted earnings (loss)
  per share:

 Income (loss) before extra-
   ordinary item             $     (.23) $      .29   $      .56  $     1.31

 Extraordinary loss on early
   extinguishment of debt             -            -           -        (.01)
                             ----------  ----------   ----------  ----------
 Net income (loss) per share -
   diluted                   $     (.23) $      .29   $      .56  $     1.30
                             ==========  ==========   ==========  ==========
Cash dividends               $      .10  $      .10   $      .30  $      .30
                             ==========  ==========   ==========  ==========
Weighted average number of
  common shares outstanding  38,306,716  38,250,371   38,289,616  38,249,395

Common stock equivalents          2,863      86,733       35,109       9,674
                             ----------  ----------   ----------  ----------
Weighted average number of
  common and common
  equivalent shares
  outstanding                38,309,579  38,337,104   38,324,725  38,259,069
                             ==========  ==========   ==========  ==========

                  See Notes to Quarterly Report on Page 5.

                                   Page 1

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                           (Dollars in thousands)

                                         Dec. 5, 1998        Feb 28, 1998
                                         ------------        ------------
                                          (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments           $138,949         $   70,937
   Accounts receivable                        214,169            227,703
   Inventories                                946,077            882,229
   Prepaid expenses and other assets           38,235             36,358
                                           ----------         ----------
     Total current assets                   1,337,430          1,217,227
                                           ----------         ----------

  Property:
   Property owned                           1,604,145          1,506,819
   Property leased                             86,219             90,058
                                           ----------          ---------
     Property-net                           1,690,364          1,596,877
  Other assets                                175,912            181,149
                                           ----------         ----------
  Total assets                             $3,203,706         $2,995,253
                                           ==========         ==========















                  See Notes to Quarterly Report on Page 5.





                                   Page 2

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                         Dec. 5, 1998     Feb. 28, 1998
                                         ------------     -------------
                                           (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
  Current liabilities:
   Current portion of long-term debt       $    5,489       $   16,824
   Current portion of obligations under
     capital leases                            11,728           12,293
   Accounts payable                           542,271          441,149
   Book overdrafts                            154,305          151,846
   Accrued salaries, wages and benefits       151,154          146,064
   Accrued taxes                               61,597           57,856
   Other accruals                             123,732          129,098
                                           ----------       ----------
     Total current liabilities              1,050,276          955,130
                                           ----------       ----------

  Long-term debt                              796,262          695,292
                                           ----------       ----------
  Obligations under capital leases            114,035          120,980
                                           ----------       ----------
  Deferred income taxes                       119,374          120,618
                                           ----------       ----------
  Other non-current liabilities               199,334          176,601
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,286,716 and 38,252,966,
     respectively                              38,287           38,253
   Capital surplus                            454,848          453,894
   Cumulative translation adjustment          (67,913)         (54,815)
   Minimum pension liability adjustment        (6,210)          (6,210)
   Retained earnings                          505,413          495,510
                                           ----------       ----------
   Total shareholders' equity                 924,425          926,632
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,203,706       $2,995,253
                                           ==========       ==========
                  See Notes to Quarterly Report on Page 5.

                                   Page 3
                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       40 Weeks Ended

                                              Dec. 5, 1998     Nov. 29, 1997
                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 21,386          $  49,684
   Adjustment to reconcile net income
     to cash provided by operating activities:
   Depreciation and amortization                 181,442            179,165
   Deferred income tax (benefit) provision        (3,249)             7,047
   (Gain) on disposal of owned property
     and write-down of property, net               3,939             (7,666)
   (Increase) decrease in receivables              9,386            (24,853)
   Increase in inventories                       (72,706)           (60,826)
   (Increase) decrease in prepaid expenses
     and other current assets                      2,336               (575)
   (Increase) decrease in other assets             4,826             (5,872)
   Increase in accounts payable                  108,858             23,113
   Increase(decrease) in accrued salaries,
     wages and benefits                            1,432             (6,229)
   Increase in accrued taxes                       4,125              8,556
   Increase in other accruals
     and other liabilities                        36,690              8,956
   Other operating activities, net                (3,188)            (1,525)
                                               ---------          ---------
Net cash provided by operating activities        295,277            168,975
                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (307,875)          (204,104)
  Proceeds from disposal of property               6,297             17,840
                                               ---------          ---------
Net cash used in investing activities           (301,578)          (186,264)
                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     (22,500)           (38,000)
  Proceeds under revolving lines of credit       415,000            647,148
  Payments on revolving lines of credit         (300,000)          (777,118)
  Proceeds from long-term borrowings               3,642            301,523
  Payments on long-term borrowings                (6,507)           (30,678)
  Decrease in book overdrafts                      7,098             13,177
  Principal payments on capital leases            (9,274)            (9,522)
  Deferred financing fees                              -             (2,532)
  Cash dividends                                 (11,483)           (11,475)
  Proceeds from stock options exercised              988                 93
                                               ---------          ---------
Net cash provided by financing activities         76,964             92,616
                                               ---------          ---------
Effect of exchange rate changes on
  cash and short-term investments                 (2,651)            (1,659)
                                               ---------          ---------
NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                          68,012             73,668

Cash and Short-Term Investments
  at Beginning of Period                          70,937             98,830
                                               ---------          ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 138,949          $ 172,498
                                               =========          =========

                  See Notes to Quarterly Report on Page 5.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                          NOTES TO QUARTERLY REPORT
                          -------------------------

1) BASIS OF PRESENTATION

   The consolidated financial statements for the 40 weeks ended December 5, 1998 and November 29, 1997 are unaudited, and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provisions recorded for the 40 week period ended in fiscal years 1998 and 1997 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 40 week period ended in fiscal years 1998 and 1997, the income tax provisions mainly reflect taxes on U.S. income, as the Canadian income tax expense is principally offset by the reversal of its deferred tax asset valuation allowance. During the 40 week period ended in fiscal years 1998 and 1997, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such
   pretax  earnings.   The reversal of the valuation allowance  amounted  to
   $8.9 million and $12.6 million for the 40 week period ended in fiscal years 1998 and 1997, respectively. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance includes a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. However, as noted in Footnote 7 Subsequent Event herein, the Company will reverse the valuation allowance as a result of the actions described therein during the fourth quarter of fiscal 1998.

3) FOOD BASICS FRANCHISING

   As of December 5, 1998, the Company served 55 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $296 million and $252 million for the 40 week period ended in fiscal years 1998 and 1997, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which mainly represents the reimbursement of costs incurred to provide such services.

   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $33 million and $38 million at December 5, 1998 and February 28, 1998, respectively.

   The inventory notes are collateralized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2 million are included in accounts receivable at December 5, 1998 and February 28, 1998.

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


4) EXTRAORDINARY ITEM

   During the second quarter of fiscal 1997, the Company retired at a premium of approximately $0.9 million, mortgages amounting to $20 million with an effective interest rate of 9.44%.

5) WRITE-DOWN OF PROPERTY

   During the third quarter of fiscal 1998, the Company made a decision to no longer proceed with a future store site. Accordingly, in the third quarter of fiscal 1998 the Company recorded a charge of approximately $7 million to write-down the property to its fair market value.

6) NEW ACCOUNTING PRONOUNCEMENTS

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

                                   12 Weeks Ended           40 Weeks Ended
                                Dec. 5,      Nov. 29,    Dec. 5,     Nov. 29,
                                  1998         1997        1998        1997
                                --------     --------    -------     --------

   Net income                  $ (8,734)    $11,234      $21,386     $49,684
   Foreign currency translation
     adjustment                  (2,114)     (5,518)     (13,098)     (6,188)
                                --------    -------      -------     -------
   Total comprehensive income
     (loss)                    $(10,848)    $ 5,716      $ 8,288     $43,496
                               =========    =======      =======     =======

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the statement of financial position as either assets or liabilities. The Company is currently studying the effects of SFAS 133 on its cross-currency and interest rate swaps and expects to adopt SFAS 133 in fiscal 2000.


7) SUBSEQUENT EVENT


   On December 8, 1998, the Company's Board of Directors approved a plan to exit 127 non-strategic, underperforming store locations throughout the U.S. and Canada and the further consolidation of distribution and administrative functions. As a result of the exit program, in the fourth quarter ending February 27, 1999, the Company will record as part of store operating, general, and administrative expense an after-tax charge in the range of $120 to $160 million associated with the lease obligations and write-down of fixed assets related to the stores identified and other charges in the Company's exit program.

   In conjunction with the actions to be taken relating to Canada as part of this strategic initiative and exit program the Company will reverse the Canadian subsidiary's deferred tax asset valuation allowance. This conclusion was reached due to the elimination of the losses that were generated by the underperforming stores which results in the remaining operations being profitable at a level which enables Management to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, in the fourth quarter ending February 27, 1999, the Company will record a tax benefit of approximately $60 million, reversing the deferred tax asset valuation allowance originally recorded in fiscal 1994.

   As a result of the fourth quarter charges, the Company will not be in compliance, as of February 27, 1999, with certain financial covenants of the unsecured five year $498 million revolving credit agreement expiring June 10, 2002 (the "Credit Agreement"). The Company has been in discussion with its banks in order to obtain the necessary waivers of the covenants. Although there is no assurance, the Company expects to obtain the waivers prior to February 27, 1999. The Company believes that the costs of the waivers will not have a material impact on the Company's statement of operations or the statement of position.

   As of December 5, 1998, the Company was in compliance with all covenants relating the Credit Agreement and other notes.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       12 WEEKS ENDED DECEMBER 5, 1998
                      --------------------------------

OPERATING RESULTS

Sales for the third quarter ended December 5, 1998 of $2.34 billion increased $26 million or 1.1% from the prior year third quarter amount. The opening of 19 stores in new locations, excluding replacement stores, since the third quarter of fiscal 1997 added approximately $59 million or 2.5% to sales in the third quarter of fiscal 1998. In addition, wholesale sales to the Food Basics franchised stores increased $10 million or 12.2% to $89 million for the 12 weeks ended December 5, 1998. These increases were offset by the closure of 53 stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1997, which reduced total sales by approximately $60 million or 2.6% in the third quarter of fiscal 1998. A decrease in the Canadian exchange rate reduced third quarter fiscal 1998 sales by $44 million or 1.9%. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 2.6% or $55 million from the same period last year.

Average weekly sales per supermarket were approximately $209,600 versus $200,100 for the corresponding period of the prior year resulting in a 4.7% increase. Same store sales for Canadian operations increased 5.3% from the prior year and same store sales for U.S. operations increased 2.1% from the prior year.

Gross margin as a percent of sales increased 37 basis points to 28.99% in the third quarter of fiscal 1998 from 28.62% for the third quarter of fiscal 1997, resulting primarily from a better product mix of higher margin items coupled with a margin recovery at our Waldbaum's group. The gross margin dollar increase of $16 million resulted from an increase in the gross margin rate of $8 million and an increase in sales volume of $18 million, both of which were partially offset by a decrease in the Canadian exchange rate of $10 million. The U.S. operations accounted for an increase of $21 million in gross margin rate. The gross margin rate increased by $13 million and sales volume increased by $8 million. The Canadian operations accounted for a decrease of $5 million in gross margin. A decrease of $5 million in gross margin rate and a decrease of $10 million in the Canadian exchange rate were partially offset by an increase of $10 million in sales volume.

Store operating, general, and administrative expense increased $49 million or 177 basis points to 29.07% from 27.30% for the corresponding period of the prior year. This increase reflects a charge for the closing of two warehouses, a bakery and a coffee plant and buy-outs of a number of store employees. In addition, the Company consolidated administrative functions in the Northeast and the management of the two Super Fresh divisions. During the quarter the Company also wrote-down a property no longer held for a potential store site and incurred professional fees relating to the Company's overall strategic program. The charge to cover the items noted above amounted to approximately $27 million. The $27 million in charges are detailed as follows: exit costs relating to the closure of the warehouses, bakery and the coffee plant amounted to approximately $4 million, of which approximately $1 million has been incurred or paid; severance and employee buy-out costs of approximately $11 million of which approximately $5 million has been paid; costs incurred in the third quarter to close the warehouses and coffee plant and consulting fees resulting from the Company's strategic initiatives amounted to approximately $5 million; and the property write-down amounted to approximately $7 million. Further the Company incurred $4 million of higher store closing costs than the prior year as a result of the accelerated store modernization program. Excluding these charges amounting to $31 million, store operating, general and administrative expense increased approximately $18 million or 46 basis points to 27.76% from 27.30% for the corresponding period of the prior year. The $18 million increase is primarily due to an increase in occupancy costs of the new generation superstores coupled with higher advertising expense.

Interest expense decreased $2 million or 13.2% from the corresponding period of the previous year, primarily due to a decrease in average debt outstanding of approximately $50 million for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

Interest income of approximately $2 million approximated the prior year amount.

Loss before income taxes for the third quarter ended December 5, 1998 was $16 million compared to income of $14 million for the comparable period in the prior year for a decrease of approximately $30 million. Included in the third quarter results for the current year are $27 million of store operating general and administrative charges discussed above and $4 million of higher store closing costs. Excluding these amounts which total $31 million, income before income taxes for the 12 week period ended December 5, 1998 would have been $14 million which approximated the prior year amount and was comprised of higher gross margin of $16 million and lower interest expense of $2 million, fully offset by higher store operating, general and administrative expense of $18 million.

The income tax benefit recorded in the third quarter of fiscal 1998 reflects the benefit on the loss generated by the U.S. operations as the Canadian operations income tax provision was principally offset by the reversal of the deferred tax asset valuation allowance. The effective tax rate for the third quarter of fiscal 1997 was 17.5%. The third quarter fiscal 1997 income tax provision mainly reflects taxes on U.S. income, as the Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the third quarter of fiscal 1998 and 1997 the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $1.2 million and $3.7 million for the 12 week period of fiscal years 1998 and 1997, respectively. The valuation allowance reversal for the 40 week period of fiscal years 1998 and 1997 amounted to $8.9 million and $12.6 million, respectively. Although Canada generated pretax earnings, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. This is of further significance since the largest portion of the Canadian deferred tax asset relates to net operating loss carryforwards which expire between fiscal 1999 and fiscal 2002. The positive evidence that Management believes is necessary in order to reverse some or all of the Canadian deferred tax asset valuation allowance includes a trend in earnings to a level which would allow Management to conclude that it is more likely than not that a portion or all of the deferred tax assets would be realized. During the fourth quarter, the Company has determined that due to the actions to be taken as part of its strategic initiatives (see Note 7 Subsequent Events in the Financial Statements) it is more likely
than  not  that  the deferred tax asset will be realized.   Accordingly, the
Company will reverse the valuation allowance during the fourth quarter of fiscal 1998.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       40 WEEKS ENDED DECEMBER 5, 1998
              ------------------------------------------------

OPERATING RESULTS

Sales for the 40 weeks ended December 5, 1998 of $7.75 billion decreased $6 million or 0.1% from the prior year. The opening of 30 stores in new locations, excluding replacement stores, since the beginning of the third quarter of fiscal 1997 added approximately $163 million or 2.1% to sales in the 40 week period of fiscal 1998. In addition, wholesale sales to the Food Basics franchised stores increased $44 million or 17.4% to $296 million for the 40 week period ended December 5, 1998. These increases were partially offset by the closure of 95 stores, excluding replacement stores, since the beginning of fiscal 1997, of which 11 have been sold in the Carolina market, which reduced total sales by approximately $203 million or 2.6% in the 40 week period of fiscal 1998. A decrease in the Canadian exchange rate reduced sales by $104 million or 1.3% in the 40 week period of fiscal 1998. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 1.1% or $78 million from the same period last year.

Average weekly sales per supermarket were approximately $206,600 versus $198,800 for the corresponding period of the prior year resulting in a 3.9% increase. Same store sales for Canadian operations increased 4.4% from the prior year and same store sales for U.S. operations increased 0.5% from the prior year.

Gross margin as a percent of sales increased 25 basis points to 28.88% from 28.63% for the prior year, resulting primarily from a better product mix of higher margin items coupled with a margin recovery at our Waldbaums group. The gross margin dollar increase of $18 million resulted from an increase in the gross margin rate of $20 million and an increase in sales volume of $23 million, both of which were partially offset by a decrease in the Canadian exchange rate of $25 million. The U.S. operations accounted for $23 million gross margin increase as the increase in the gross margin rate of $27 million was partially offset by a sales volume decrease which reduced gross margin by $4 million. The Canadian operations accounted for a decrease of $5 million in gross margin. A decrease of $7 million in gross margin rate and a decrease of $25 million in the Canadian exchange rate were partially offset by an increase of $27 million in sales volume.

Store operating, general, and administrative expense increased $69 million or 92 basis points to 27.97% from 27.05% for the prior year. Included in store operating, general and administrative expenses is a second quarter litigation charge of $4 million coupled third quarter charges for the closing of two warehouses, a bakery and a coffee plant and buy-outs of a number of store employees. In addition, the Company consolidated administrative functions in the Northeast and the management of the two Super Fresh divisions. During the third quarter the Company also wrote-down a property no longer held for a potential store site and incurred professional fees relating to the overall strategic program. The third quarter charge relating to the items noted above amounted to approximately $27 million. Further, for the 40 week period ended December 5, 1998, the Company incurred $12 million of higher store closing costs than the prior year as a result of the accelerated store modernization program. Excluding the third quarter charges noted above amounting to $27 million, the litigation charge of $4 million, and the higher store closing costs of $12 million; store operating, general, and administrative expense increased $26 million or 36 basis points to 27.41% from 27.05% for the corresponding period of the prior year. This increase is primarily due to an increase in store occupancy costs of the new generation superstores coupled with higher advertising expense.

Interest expense decreased $9 million or 14.5% from the previous year, primarily due to a decrease in average debt outstanding of $69 million for the 40 week period of fiscal 1998 as compared to the prior year.

Interest income of approximately $5 million approximated the prior year amount.

Income before income taxes for the 40 week period ended December 5, 1998 was $23 million compared to $66 million for the comparable period in the prior year for a decrease of approximately $43 million or 65%. Excluding the third quarter charges noted above of $27 million, the litigation charge and the higher store closing costs, income before income taxes for the 40 week period ended December 5, 1998 would have been approximately $66 million which approximated the prior year amount and was comprised of higher gross margin of $18 million and lower interest expense of $9 million, fully offset by higher store operating, general and administrative expense of $27 million.

Recent Developments

On December 8, 1998, the Company's Board of Directors approved a plan to exit 127 non-strategic, underperforming store locations throughout the U.S. and Canada and the further consolidation of distribution and administrative functions. As a result of the exit program, in the fourth quarter ending February 27, 1999, the Company will record as part of store operating, general, and administrative expense an after-tax charge in the range of $120 to $160 million associated with the lease obligations and write-down of fixed assets related to the stores identified and other charges in the Company's exit program.

In conjunction with the actions to be taken relating to Canada as part of this strategic initiative and exit program the Company will reverse the Canadian subsidiary's deferred tax asset valuation allowance. This conclusion was reached due to the elimination of the losses that were generated by the underperforming stores which results in the remaining operations being profitable at a level which enables management to conclude that it is more likely than not that the deferred tax assets will be
realized.   Accordingly, in the fourth quarter ending February  27,  1999, the Company will record a tax benefit of approximately $60 million, reversing the deferred tax asset valuation allowance originally recorded in fiscal 1994.



LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter with working capital of $287 million compared to $262 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $139 million at the end of the third quarter of fiscal 1998 compared to $71 million as of fiscal 1997 year end. Short-term investments were approximately $27 million and $20 million at December 5, 1998 and February 28, 1998, respectively, which were primarily invested in commercial paper.

The Company has an unsecured five year $498 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $33 million at December 5, 1998). As of December 5, 1998, the Company had $205 million outstanding against the Credit Agreement. Accordingly, as of December 5, 1998, the Company had $293 million available under the Credit Agreement.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of December 5, 1998, the Company had $15 million outstanding on the uncommitted lines of credit. The Company has an additional $206 million available in uncommitted lines of credit as of December 5, 1998.

The Company's Credit Agreement and certain of its notes contain various financial covenants which require among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of December 5, 1998. However, as a result of the Company's plan to exit 127 stores beginning in the fourth quarter ending February 27, 1999, the Company will not be in compliance with certain financial covenants of the Credit Agreement for the quarter ending February 27, 1999. The Company has been in discussion with its banks in order to obtain the necessary waivers of the covenants. Although there is no assurance, the Company expects to obtain the waivers prior to February 27, 1999. The Company believes that the costs of the waivers will not have a material impact on the Company's statement of operations or the statement of position.

On July 1, 1998, Moody's Investor's Service downgraded the Company's existing senior debt rating to Ba1 from Baa3. The Company's rating from Standard & Poor's remained unchanged from the fiscal year end rating of BBB-. Rating changes could affect the availability and cost of financing to the Company.

For the 40 weeks ended December 5, 1998, the net cash used in investing activities totaled $302 million. This included capital expenditures of $308 million, which included 30 new stores and 54 remodels and enlargements. Currently, the Company projects that total cash used in investing activities for fiscal 1998 will amount to approximately $360 million. Accordingly, the Company expects to have cash outlays relating to investing activities of approximately $52 million throughout the remainder of fiscal 1998.


These available cash resources, assuming that waivers are obtained as anticipated, together with income from operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1998 and fiscal 1999.



YEAR 2000 COMPLIANCE

The Company has formed an ongoing task force to review the entire range of the Company's operations relating to Year 2000 issues. This task force reports to the Vice Chairman of the Board of Directors. Assessment of those functions of the business that require attention and resources to achieve Year 2000 compliance is in progress throughout the entire organization. The Information Technology ("IT") assessment is complete and the non-IT areas are approximately 25% complete. The current estimate of the remediation effort (including new programs and components) is approximately 60% complete in the IT area and has commenced in the non-IT area. Testing of the systems and implementation of renovated and new systems are currently in progress. A number of renovated and new systems that are year 2000 compliant are currently being used in operations.

The costs to address the Company's Year 2000 issues are estimated to be approximately $5 million. Approximately $2.2 million of these costs have been incurred from 1997 through the third quarter of 1998. In addition, the Company will incur additional capital expenditures of approximately $5 million for new equipment during the remainder of fiscal 1998 and fiscal 1999 that is Year 2000 compliant. Some IT projects have been deferred due to the Year 2000 project, however, the Company believes that such a deferral will not affect the Company's financial performance.

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

The risks of Year 2000 issues from a non-IT area are principally as follows: electrical outages resulting in breakdown of point of sale systems, lighting and refrigeration equipment and the loss of utility service. In addition, certain store equipment may have imbedded chips or microprocessors that are not Year 2000 compliant. The Company is in the process of identifying such equipment and either replacing the affected chips or microprocessors or purchasing new equipment that is compliant. The events noted above could severely affect Company operations. The Company plans to mitigate the potential effect of such issues by preparing a contingency plan as discussed below.

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

CAUTIONARY NOTE

This report contains certain forward-looking statements about the future performance of the Company which are based on Management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: the success of Company's strategic initiatives and store exit program; competitive practices and pricing in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner.

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


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None


Item 5.  Other Information
         -----------------
         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         On December 9, 1998, Form 8-K was filed with the Securities and Exchange Commission with regard to the Company's December 8, 1998 announcement relating to the Company's strategic initiatives. The major elements of these initiatives include plans to close 127 non-strategic stores; to realign and consolidate distribution and manufacturing facilities and administrative functions; to reduce working capital and to dispose of other non-strategic assets.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 19, 1999       By:        /s/ Kenneth A. Uhl
                                ---------------------------------------
                                Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)