Form 10-K
period 1999-02-27
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1999-05-19
CIK 43300

Conformed Copy
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                     Commission file number 1-4141
ended February 27, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 3, 1999 was $546,085,554.

The number of shares of common stock outstanding at May 3, 1999 was 38,290,716.

                    Documents Incorporated by Reference

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1998 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 27, 1999, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.

PART I

ITEM 1.  Business

General


The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 839 stores averaging approximately 35,247 square feet per store as of February 27, 1999. In addition, the Company began franchising its Canadian Food Basics stores in fiscal 1995. As of February 27, 1999, the Company had 55 Food Basics Franchise stores in Canada averaging approximately 27,953 square feet per store. On the basis of reported sales for fiscal 1998, the Company believes that it is one of the ten largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit, and the second largest market share in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Super Food Mart, Ultra Mart, Dominion, and Food Basics, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of its retail operations, the Company also operates one coffee roasting plant in the United States. Through its Compass Foods Division, the Company manufactures and distributes a line of whole bean coffees under the Eight O'Clock, Bokar and Royale labels, for sale through its own stores as well as other food and convenience retailers. The other private label products sold in the Company's stores are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Savings Plus and The Farm.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its operations and retail stores. During fiscal 1998, the Company expended approximately $438 million for capital projects which included 46 new supermarkets, 3 new Food Basics franchised stores and 69 remodels or enlargements. The Company's plans for fiscal 1999 anticipate capital expenditures of approximately $500 million, which include the opening of 55 new supermarkets and the remodeling or expansion of 75 stores. In addition, the Company is developing plans to open approximately 65 new supermarkets in fiscal 2000 and approximately 70 to 80 new supermarkets per year thereafter for several years. Further, the Company expects to remodel or enlarge an average of 75 stores per year for the next several years.

Sources of Supply

The Company obtains the merchandise sold in its stores from a variety of suppliers located primarily in the United States and Canada. The Company has long-standing and satisfactory relationships with its suppliers.

The Company maintains a processing facility that produces coffee products. The main ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.


Employees

As of February 27, 1999, the Company had approximately 83,400 employees, of which 70% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1998 Annual Report to Shareholders on pages 30, 31, 33, 34, 36, 39 and 40 and is herein incorporated by reference.
ITEM 2.  Properties

At February 27, 1999, the Company operated 839 retail stores and serviced 55 franchised stores. Approximately 7% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 839 stores averaging approximately 35,247 square feet per store as of February 27, 1999. In addition, the Company began franchising its Canadian Food Basics stores in fiscal 1995. As of February 27, 1999, the Company had 55 Food Basics Franchise stores in Canada averaging approximately 27,953 square feet per store. On the basis of reported sales for fiscal 1998, the Company believes that it is one of the ten largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit, and the second largest market share in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Food Emporium, Waldbaum's, Super Food Mart, Ultra Mart, Dominion, and Food Basics, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of its retail operations, the Company also operates one coffee roasting plant in the United States. Through its Compass Foods Division, the Company manufactures and distributes a line of whole bean coffees under the Eight O'Clock, Bokar and Royale labels, for sale through its own stores as well as other food and convenience retailers. The other private label products sold in the Company's stores are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Savings Plus and The Farm.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its operations and retail stores. During fiscal 1998, the Company expended approximately $438 million for capital projects which included 46 new supermarkets, 3 new Food Basics franchised stores and 69 remodels or enlargements. The Company's plans for fiscal 1999 anticipate capital expenditures of approximately $500 million, which include the opening of 55 new supermarkets and the remodeling or expansion of 75 stores. In addition, the Company is developing plans to open approximately 65 new supermarkets in fiscal 2000 and approximately 70 to 80 new supermarkets per year thereafter for several years. Further, the Company expects to remodel or enlarge an average of 75 stores per year for the next several years.

Sources of Supply

The Company obtains the merchandise sold in its stores from a variety of suppliers located primarily in the United States and Canada. The Company has long-standing and satisfactory relationships with its suppliers.

The Company maintains a processing facility that produces coffee products. The main ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.


Employees

As of February 27, 1999, the Company had approximately 83,400 employees, of which 70% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1998 Annual Report to Shareholders on pages 30, 31, 33, 34, 36, 39 and 40 and is herein incorporated by reference.

ITEM 2.  Properties

At February 27, 1999, the Company operated 839 retail stores and serviced 55 franchised stores. Approximately 7% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:

Company Stores:
          New England States:
            Connecticut                 43
            Massachusetts               19
            New Hampshire                1
            Vermont                      2
                                      ----
              Total                     65
          Middle Atlantic States:
            District of Columbia         1
            Delaware                     8
            Maryland                    48
            New Jersey                 105
            New York                   167
            Pennsylvania                41
                                      ----
              Total                    370
          Mid-Western States:
            Michigan                   100
            Wisconsin                   43
                                      ----
              Total                    143
          Southern States:
            Alabama                      2
            Georgia                     36
            Louisiana                   20
            Mississippi                  5
            North Carolina               3
            South Carolina               2
            Virginia                    11
                                      ----
              Total                     79
                                      ----
              Total United States      657
                                      ----
          Ontario, Canada              182
                                      ----
              Total Stores             839
                                      ====

Franchised Stores:
          Ontario, Canada               55
                                      ----
              Total Franchised Stores   55
                                      ====


The total area of all retail stores is approximately 28.7 million square feet averaging approximately 34,250 square feet per store. Excluding liquor stores and Food Emporium stores the average store size is approximately 35,247. The total area of all franchised stores is approximately 1.5 million square feet averaging approximately 27,953 square feet per store. The 46 new supermarkets opened in fiscal 1998 had a range in size from 25,037 to 65,078 square feet, with an average size of approximately 49,389 square feet. The stores built by the Company over the past several years and those planned for fiscal 1999, generally range in size from 45,000 to 65,000 square feet with an average of approximately 55,000 square feet. The selling area of the store is approximately 74% of the total square footage.

The Company operates one coffee roasting plant in the United States. In addition, the Company maintains 14 warehouses that service its store network. These warehouses are geographically located as follows:

Company Warehouses:
          Georgia                        1
          Indiana                        1
          Louisiana                      1
          Maryland                       1
          Michigan                       2
          New Jersey                     2
          New York                       2
          Pennsylvania                   1
          Wisconsin                      1
                                      ----
              Total United States       12
                                      ----
          Ontario, Canada                2
                                      ----
              Total Warehouses          14
                                      ====

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $9 million as of February 27, 1999.

ITEM 3.  Legal Proceedings

The information required is contained in the 1998 Annual Report to Shareholders on page 39 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained in the 1998 Annual Report to Shareholders on pages 41 and 43 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data

The information required is contained on page 43 of the 1998 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis

The information required is contained in the 1998 Annual Report to Shareholders on pages 15 through 22 and is herein incorporated by reference.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required is contained in the 1998 Annual Report to Shareholders on page 21 and is herein incorporated by reference.


ITEM 8.  Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 41 of the 1998 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

PART III

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
                  Executive Compensation

Executive Officers of the Company

        Name        Age             Current Position

Christian W.E. Haub  34   President and Chief Executive Officer
Fred Corrado         59   Vice Chairman of the Board and Chief Financial
                          Officer
Michael J. Larkin    57   Senior Executive Vice President - Chief Operating
                          Officer
Aaron Malinsky       50   Vice Chairman - Development and Strategic Planning
George Graham        49   Executive Vice President - Chief Merchandising
                          Officer
Peter J. O'Gorman    60   Executive Vice President - International Store
                              and Product Development
Laurane S. Magliari  48   Senior Vice President - People Resources and
                          Services
Cheryl M. Palmer     41   Senior Vice President - Strategic Marketing
John Dunne           60   Chairman and Co-Chief Executive Officer - The
                          Great Atlantic & Pacific Company of Canada, Limited
Brian Piwek          52   Vice Chairman and Co-Chief Executive Officer - The
                          Great Atlantic & Pacific Company of Canada  Limited
Craig C. Sturken     55   Chairman and Chief Executive Officer - Mid-West
                          Operations
Robert G. Ulrich     64   Senior Vice President - General Counsel and
                          Secretary


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

Mr. Malinsky was appointed Vice Chairman of the Company on July 28, 1998. Upon rejoining the Company on August 1, 1996, he was elected Executive Vice President, Development and Strategic Planning. For the five years prior thereto, Mr. Malinsky was Chairman and President of Victory Markets, Inc. and New Almacs, Inc.

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

Ms. Magliari was elected Senior Vice President, People Resources and Services on February 16, 1999. Prior to joining the Company and for the past five years, Ms. Magliari was Vice President, Human Resources - Publishers Clearing House and Vice President, Global Marketing - The Chase Manhattan Bank.

Ms. Palmer was appointed Senior Vice President, Strategic Marketing May 3, 1999. Prior to joining the Company and for the past five years, Ms. Palmer was Group Vice President/General Manager for Allied Domecq Spirits & Wines and held various management positions for Cadbury Beverages, Inc.

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

Mr. Ulrich was elected Senior Vice President and General Counsel and Secretary on March 26, 1999. Prior thereto he served as Senior Vice President and General Counsel since April 1981.

Mr. James Wood was elected Chairman of the Board and Chief Executive Officer on April 29, 1980. On April 2, 1997 he was elected Co-Chief Executive Officer and retired from that office on April 30, 1998. He is Chairman of the Executive Committee of the Board of Directors.

Mr. William Louttit was appointed Chairman and Chief Executive Officer - Greater Metro New York Operations on April 7, 1997. Prior thereto and for the past five years Mr. Louttit was Executive Vice President and Chief Operating Officer of the Grand Union Company. Mr. Louttit resigned from the Company effective May 17, 1999.

Mr. Joseph McCaig was appointed Executive Assistant to the Chief Executive Officer on September 8, 1997. Prior thereto and for the past five years he was President and Chief Executive Officer of the Grand Union Company. Mr. McCaig resigned from the Company effective March 12, 1999.

Dr. Ivan Szathmary was elected Executive Vice President and Chief Services Officer on July 11, 1996. Prior thereto, he was Senior Vice President and Chief Services Officer since July 1986. Effective April 11, 1998 Dr. Szathmary resigned from the Company.


The Company has filed with the Commission since the close of its fiscal year ended February 27, 1999 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 12 and is incorporated by reference from the proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required is contained in the Company's fiscal 1998 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.



ITEM 13.  Certain Relationships and Related Transactions

The information required is contained in the Company's fiscal 1998 definitive proxy statement on pages 1, 6 and 7 and is herein incorporated by reference.


PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report

    1) Financial Statements: The financial statements required by Item 8, are included in the fiscal 1998 Annual Report to Shareholders. The following required items, appearing on pages 23 through 42 of the 1998 Annual Report to Shareholders, are herein incorporated by reference:

      Statements of Consolidated Operations
       Statements  of  Consolidated Shareholders'  Equity  and  Comprehensive
          (Loss) Income
      Consolidated Balance Sheets
      Statements of Consolidated Cash Flows
      Notes to Consolidated Financial Statements
      Independent Auditors' Report

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

          9)   Not Applicable

         10)   Material Contracts
               a) Management Compensation    Exhibit 10)b) to Form 10-K
                  Agreements                 for the fiscal years ended
                                             February 25, 1989,
                                             February 24, 1990, and
                                             Exhibit 10)a) for the fiscal
                                             years ended
                                             February 26, 1994,
                                             February 25, 1995,
                                             February 22, 1997,
                                             February 28, 1998 and attached

               b) Supplemental Executive     Exhibit 10)b) to Form 10-K
                  Retirement Plan, amended   for the fiscal year ended
                  and restated               February 27, 1993

               c) 1975 Stock Option Plan,    Exhibit 10) to Form 10-K for
                  as amended                 the fiscal year ended
                                             February 23, 1985
                                             Incorporated by reference
                                             (If applicable)

        10)d) 1984 Stock Option Plan,        Exhibit 10)e) to Form 10-K
              as amended                     for the fiscal year ended
                                             February 23, 1991

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

           i) Competitive Advance and        Exhibit 10) to Form 8-K
              Revolving Credit Facilities    filed on June 12, 1997;
              Agreement dated as of          and attached
              June 10, 1997 and amendment
              dated February 17, 1999.

           j) Project Great Renewal          Exhibit 99.1) to Form 8-K
              dated as of December 8, 1998   filed December 9, 1998

           k) 1998 Long Term Incentive       Attached
              and Share Award plan


       Exhibit                               Incorporation by reference
       Numbers    Description                (If applicable)


         11)      Not Applicable

         12)      Not Applicable

         13)      1998 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable


  (b) Reports on Form 8-K

      Report on Form 8-K with respect to the Company's "Project Great Renewal" was filed on December 9, 1998. The project was embarked upon as of December 8, 1998, and encompasses a program of strategic initiatives designed for growth, improved shareholder value and to position the Company as a leader in North America food retailing.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Great Atlantic & Pacific Tea Company, Inc.
                                             (registrant)

Date:  May 11, 1999           By:            /s/ Fred Corrado
                                             (Signature)
                                             Fred Corrado
                                       Vice Chairman of the Board and
                                           Chief Financial Officer

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

/s/ Barbara Barnes Hauptfuhrer   Director
Barbara Barnes Hauptfuhrer

/s/ William A. Liffers           Director
William A. Liffers

/s/ Fritz Teelen                 Director
Fritz Teelen

/s/ R.L. "Sam" Wetzel            Director
R.L. "Sam" Wetzel

The above-named persons signed this report on behalf of the registrant on May 11, 1999.




   /s/ Kenneth A. Uhl      Vice President, Controller  May 18, 1999
   Kenneth A. Uhl                                       Date