Form 10-Q
period 1999-06-19
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1999-07-30
CIK 43300

Conformed Copy


                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 19, 1999             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 19, 1999
            -----                      ----------------------------

Common stock - $1 par value                       38,324,966 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF CONSOLIDATED OPERATIONS
         (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 19,         June 20,
                                         1999             1998
                                      ----------       ----------

Sales                                 $3,113,722       $3,078,386
Cost of merchandise sold              (2,242,133)      (2,192,073)
                                      ----------       ----------
Gross margin                             871,589          886,313
Store operating, general and
 administrative expense                 (881,299)        (842,082)
                                      ----------       ----------
(Loss) income from operations             (9,710)          44,231
Interest expense                         (24,394)         (21,032)
Interest income                            1,778            2,078
                                      ----------       ----------
(Loss) income before income taxes        (32,326)          25,277
Benefit (provision) for income taxes      12,780           (6,108)
                                      ----------       ----------
Net (loss) income                    $   (19,546)       $  19,169
                                      ==========       ==========
Earnings per share:
  Net income per share-basic
    and diluted                       $     (.51)      $      .50
                                      ==========       ==========

Weighted average number of
  common shares outstanding           38,319,015       38,252,966

Common stock equivalents                  94,442           88,161
Weighted average number of
  common and common equivalent        ----------       ----------
  shares outstanding                  38,413,457       38,341,127
                                      ==========       ==========











               See Notes to Consolidated Financial Statements

                                    - 1 -



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                         COMPREHENSIVE (LOSS) INCOME
                         ---------------------------
                           (Dollars in thousands)
                                 (Unaudited)

First Quarter FY 1999                                       Accumu-
---------------------                                       lated
                                                            Other
                                         Addi-              Compre-  Total
                                         tional             hensive  Share-
                         Common Stock    Paid-in  Retained  Income   holders'
                       Shares     Amount Capital  Earnings  (Loss)   Equity
                       --------- ------- -------  -------- --------  --------
Balance at beginning
  of period           38,290,716 $38,291 $454,971 $413,034 $(69,039) $837,257

Net Loss                                           (19,546)           (19,546)

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                                 3,784    3,784

Exercise of Stock
 Options                   34,250      34      901                        935

Cash Dividends
 ($.10 per share)                                    (3,829)           (3,829)
                       ---------- ------- -------- -------- -------- --------
Balance at end of
  period               38,324,966 $38,325 $455,872 $389,659 $(65,255)$818,601
                       ========== =======  ======== ======= ======== ========

First Quarter FY 1998
---------------------
Balance at beginning
  of period            38,252,966 $38,253 $453,894 $495,510 $(61,025 $926,632

Net Income                                           19,169            19,169

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                                 (5,901)  (5,901)

Cash Dividends
 ($.10 per share)                                     (3,825)           (3,825)
                       ----------  ------- --------  --------  -------- --------
Balance at end of
  period               38,252,966 $38,253 $453,894  $510,854 $(66,926)$936,075
                       ========== =======  =======  ======== ========  ========

Comprehensive (Loss) Income
---------------------------

                            First Quarter       First Quarter
                                  FY 1999             FY 1998
                            --------------      -------------
Net (Loss) Income              $(19,546)           $19,169
 Foreign Currency
  Translation
  Adjustment                      3,784             (5,901)
                               --------            -------
Total Comprehensive
 (Loss) Income                 $(15,762)           $13,268
                               ========            =======



               See Notes to Consolidated Financial Statements

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Dollars in thousands)

                                          June 19, 1999    Feb. 27, 1999
                                          -------------    -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments        $   126,259       $  136,810
   Accounts receivable                        173,836          204,700
   Inventories                                781,489          841,030
   Prepaid expenses and other assets           61,014           41,497
                                           ----------       ----------
     Total current assets                   1,142,598        1,224,037
                                           ----------       ----------

  Property:
   Property owned                           1,601,648        1,597,459
   Property leased                             86,965           89,028
                                           ----------       ----------
     Property-net                           1,688,613        1,686,487
  Other assets                                213,968          231,217
                                           ----------       ----------
  Total Assets                             $3,045,179       $3,141,741
                                           ==========       ==========






               See Notes to Consolidated Financial Statements

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 19, 1999   Feb. 27, 1999
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt         $  4,243       $    4,956
   Current portion of obligations under
     capital leases                            11,669           11,483
   Accounts payable                           545,623          557,318
   Book overdrafts                            132,782          160,288
   Accrued salaries, wages and benefits       149,310          152,107
   Accrued taxes                               61,049           54,819
   Other accruals                             195,088          193,092
                                           ----------       ----------
     Total current liabilities              1,099,764        1,134,063
                                           ----------       ----------

  Long-term debt                              657,451          728,390
                                           ----------       ----------
  Obligations under capital leases            113,526          115,863
                                           ----------       ----------
  Deferred income taxes                        24,449           23,309
                                           ----------       ----------
  Other non-current liabilities               331,388          302,859
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,324,966 and
     38,290,716, shares, respectively          38,325           38,291
   Additional paid-in capital                 455,872          454,971
   Accumulative other comprehensive loss     (65,255)         (69,039)
   Retained earnings                          389,659          413,034
                                           ----------       ----------
   Total shareholders' equity                 818,601          837,257
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,045,179       $3,141,741
                                           ==========       ==========
               See Notes to Consolidated Financial Statements

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       16 Weeks Ended
                                               June 19, 1999   June 20, 1998
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                            $ (19,546)        $ 19,169
  Adjustments to reconcile net (loss) income
  to cash provided by operating activities:
    Store/Facilities exit charge and asset
      write-off                                   27,920                -
    Depreciation and amortization                 69,966           72,194
    Deferred income tax (benefit) provision      (16,397)           3,390
    Gain on disposal of owned property              (144)          (3,295)
    Decrease in receivables                       31,843            8,731
    Decrease (increase) in inventories            62,993           (3,055)
    Decrease in prepaid expenses
      and other current assets                     1,375            3,460
    Increase in other assets                        (791)          (2,115)
    (Decrease) increase in accounts payable      (14,300)          69,736
    Decrease in accrued salaries,
      wages and benefits                          (3,460)            (789)
    Increase in accrued taxes                      6,235            7,007
    (Decrease)increase in other accruals
      and other liabilities                       (3,696)           4,129
    Other operating activities, net               (1,875)          (1,758)
                                               ---------        ---------
Net cash provided by operating activities        140,123          176,804
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (103,009)        (107,030)
  Proceeds from disposal of property              58,460            5,010
                                               ---------        ---------
Net cash used in investing activities            (44,549)        (102,020)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     (23,100)          26,500
  Proceeds under revolving lines of credit        20,063          160,000
  Payments on revolving lines of credit          (67,000)        (180,000)
  Proceeds from long-term borrowings                   -            3,556
  Payments on long-term borrowings                (1,615)          (1,927)
  Principal payments on capital leases            (3,588)          (3,744)
  Decrease in book overdrafts                    (29,234)          (4,419)
  Proceeds from stock options exercised              935                -
  Cash dividends                                  (3,829)          (3,825)
                                               ---------        ---------
Net cash used in financing activities           (107,368)          (3,859)
Effect of exchange rate changes on
  cash and short-term investments                  1,243           (1,512)
                                               ---------        ---------
NET (DECREASE) INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                        (10,551)          69,413

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                         136,810           70,937
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 126,259        $ 140,350
                                               =========        =========

               See Notes to Consolidated Financial Statements

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1)   BASIS OF PRESENTATION

   The consolidated financial statements for the 16 week period ended June 19, 1999 and June 20, 1998 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed in Note 5 below. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1998 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2) INCOME  TAXES

   The income tax provisions recorded for the first quarter of fiscal years 1999 and 1998 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the first quarter of fiscal 1999, the income tax benefit of $12.8 million relates to taxes on U.S. and Canadian income. For the first quarter of fiscal 1998, the income tax provision reflected mainly taxes on U.S. operations as the Canadian operation income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1998, the Company reversed $4.9 million of the Canadian valuation allowance to the extent that the Canadian operation had taxable income.


3) FOOD BASICS FRANCHISING

   As of June 19, 1999, the Company served 57 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $144 million and $122 million for the 16 week period ended in fiscal years 1999 and 1998, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which mainly represents the reimbursement of costs incurred to provide such services.

                                     -7-
   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $38.6 million and $36.4 million at June 19, 1999 and February 27, 1999, respectively.

   The inventory notes are collateralized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.6 million and $2.2 million are included in accounts receivable at June 19, 1999 and February 27, 1999, respectively.

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


4) NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the statement of financial position as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the statement of operations. Currently, the Company has one derivative instrument in the form of a cross-currency swap.

   In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date of FASB Statement No. 133" which delays the adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating the impact this pronouncement will have on the Consolidated Financial Statements.


5) STORE AND FACILITIES EXIT COSTS

   In May 1998, the Company initiated a vigorous assessment of all aspects of its business operations in order to identify the factors that were impacting the performance of the Company.

   As a result of the above assessment, in the third quarter of fiscal 1998, the Company decided to exit two warehouse facilities, a coffee plant and a bakery plant in Canada. In connection with the exit plan, the Company recorded a charge of approximately $11 million which was comprised of $7 million of severance, $3 million of facilities occupancy costs for the period subsequent to closure and $1 million to write-down the facilities to their estimated fair value. The Company has paid $5 million of the severance cost as of June 19, 1999, and expects the remainder to be paid by the end of fiscal 1999. As of June 19, 1999, the Company has incurred $2 million of occupancy costs.

   At February 27, 1999, the Company had closed and terminated operations with respect to the warehouses and the coffee plant. The volume associated with the two warehouses has been transferred to other warehouses in close geographic proximity. Further, the manufacturing processes of the coffee plant have been transferred to the Company's remaining coffee processing facility. The processing associated with the Canadian bakery has been outsourced effective January 1999.

   In addition, on December 8, 1998, the Company's Board of Directors approved a plan which included the exit of 127 underperforming stores throughout the United States and Canada and the disposal of two other properties. Included in the 127 stores are 31 stores representing the entire Richmond, Virginia market. Further on January 28, 1999, the Board of Directors approved the closure of five additional underperforming stores. In connection with the Company's plan to exit these 132 stores and the write-down of two properties, the Company recorded a fourth quarter charge of approximately $215 million. This $215 million charge was comprised of $8 million of severance, $1 million of facilities occupancy costs, $114 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of anticipated sublease recoveries, which extend through fiscal 2028, an $83 million write-down of store fixed assets and a $9 million write-down to estimated fair value of the two properties which are held for sale. To the extent fixed assets included in those stores identified for closure could be utilized in other continuing store locations, the Company has or will transfer such assets to those continuing stores. To the extent such fixed assets cannot be transferred, the Company will scrap such fixed assets and, accordingly, the write-down was calculated utilizing an estimated scrap value for such assets. This fourth quarter charge of $215 million was reduced by approximately $2 million due to changes in estimates of pension withdrawal liabilities and fixed asset write-downs from the time the original charge was recorded. In addition, there were additional charges directly related to the plan which could not be accrued in 1998, but will be expensed as incurred as the plan is executed. In the first quarter of fiscal 1999, the Company recorded an additional pretax charge of $8 million for severance. The Company has paid $6 million of the severance costs as of June 19, 1999 and expects the remainder to be paid by the first quarter of fiscal 2000.

   On April 26, 1999, the Company announced that it had reached definitive agreements to sell 14 stores in the Atlanta, Georgia market, two of which were previously included in the Company's store exit program. In conjunction with the sale, the Company decided to exit the entire Atlanta market and close the remaining 22 stores, as well as the distribution center and administrative office. Accordingly, the Company recorded a fiscal 1999 first quarter net pre-tax charge of approximately $5 million. This charge is comprised of severance costs of $6 million, future lease commitments of $11 million, net of a $12 million gain related to the disposition of fixed and intangible assets. The net charge is recorded as "store operating, general and administrative expense".

   The following tabular reconciliation summarizes the activity related to the aforementioned charges since the beginning of the fiscal year.



                       Reserve                            Reserve
                       Balance                            Balance
                       at                                 at
                       Beginning                          End
                       of                                 of
(in thousands)         Period    Utilization  Addition(1) Period
--------------         --------  -----------  --------    ---------
Store Occupancy        $114,532  $ 8,792 (2)  $11,339     $134,663
Severance and Benefits   10,066   (7,332)      13,393       16,127
Facilities occupancy      4,038   (2,098)       3,188        5,128
                       --------  -------      -------     --------
  Total                $128,636  $  (638)     $27,920     $155,918
                       ========  =======      =======     ========


(1) The addition represents an increase to the store occupancy reserve for the present value interest accrued and the additional severance cost and the cost (including store occupancy, severance and facilities costs) of exiting the Atlanta market.

(2) Store occupancy utilization is comprised of $5.2 million of lease payments for the period, net of a $14 million realized gain on the assignment of leases which was included in the original charge recorded during fiscal 1998.

As of June 19, 1999, the Company closed 110 of the 132 stores identified, including all 31 stores in the Richmond, Virginia market and 34 of the Atlanta store exit program. The remaining 22 stores will be closed over the next two quarters of fiscal 1999.

At June 19, 1999, $47.4 million of the reserve is included in "Other accruals" and $108.5 million is included in "Other non-current liabilities" in the accompanying consolidated balance sheet.

Based upon current available information, Management evaluated the reserve balance as of June 19, 1999 and has concluded that it is adequate.

Included in the accompanying statement of operations are the operating results of the 132 underperforming stores and the 34 Atlanta stores which the Company is exiting. The operating results of such stores are as follows:


(in thousands)      16 Weeks Ended
--------------    -------------------
                  June 19,   June 20,
                     1999       1998
                  --------   --------
Sales             $256,037   $346,839
                  ========   ========
Operating Loss    $(21,459)  $ (8,658)
                  ========   ========


6) OPERATING SEGMENTS

   During the fourth quarter of fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting information about operating segments in annual financial statements and selected information in interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

   The Company currently operates in three reportable segments: United States Retail, Canada Retail and Wholesale. The retail segments are comprised of retail supermarkets in the United States and Canada, while the wholesale segment is comprised of the Company's Canadian store franchising operation which includes serving as the exclusive wholesaler to such franchised stores.

   The accounting policies for the segments are the same as those described in the summary of significant accounting policies incorporated in the Company's Fiscal 1998 Annual Report. The Company measures segment performance based upon operating profit.

Interim information on segments are as follows:

(in thousands)

First Quarter Fiscal 1999
-------------------------         U.S.          Canada          Total
                                 Retail    Retail   Wholesale  Company
                               ----------  -------- --------- ----------
Sales                          $2,486,911  $483,101  $143,710 $3,113,722
Depreciation and amortization      61,907     8,059         -     69,966
Operating (loss) income           (18,474)    4,824     3,940     (9,710)
Interest expense                  (20,265)   (4,129)        -    (24,394)
Interest income                        33       805       940      1,778
(Loss) income before taxes        (38,706)    1,500     4,880    (32,326)
Total assets                    2,480,410   478,965    85,804  3,045,179
Capital expenditures               88,089    14,920         -    103,009


First Quarter Fiscal 1998
-------------------------         U.S.          Canada          Total
                                 Retail    Retail   Wholesale  Company
                               ----------  -------- --------- ----------
Sales                          $2,485,158  $470,892  $122,336 $3,078,386
Depreciation and amortization      64,868     7,326         -     72,194
Operating income                   31,135    11,323     1,773     44,231
Interest expense                  (17,055)   (3,977)        -    (21,032)
Interest income                       282       763     1,033      2,078
Income before taxes                14,362     8,109     2,806     25,277
Total assets                    2,609,645   385,122    79,122  3,073,889
Capital expenditures               96,185    10,845         -    107,030

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 19, 1999
                        ----------------------------
OPERATING RESULTS

Sales for the first quarter ended June 19, 1999 of $3.1 billion increased $35 million or 1.1% from the prior year first quarter amount. The opening of 33 stores in new locations, excluding replacement stores, since the beginning of fiscal 1998 added approximately $171 million or 5.6% to sales in the first quarter of fiscal 1999. In addition, wholesale sales to the Food Basics franchised stores increased $21 million or 17.5% to $144 million for the 16 weeks ended June 19, 1999, which increased total Company sales by 0.7%. These increases were partially offset by the closure of 209 stores, excluding replacement stores, since the beginning of the first quarter of fiscal 1998, which reduced total sales by approximately $269 million or 8.8% in the first quarter of fiscal 1999. A decrease in the Canadian exchange rate reduced first quarter fiscal 1999 sales by $22 million or 0.7%. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 5.3% or $135 million from the same period last year.

Average weekly sales per supermarket were approximately $233,000 versus $203,000 for the corresponding period of the prior year resulting in a 14.8% increase. Same store sales for Canadian operations increased 5.7% from the prior year and same store sales for U.S. operations increased 5.2% from the prior year.

Gross margin as a percent of sales decreased 80 basis points to 27.99% in the first quarter of fiscal 1999 from 28.79% for the first quarter of fiscal 1998. Margins were negatively impacted since the Company accelerated inventory markdowns in stores that were identified for closure under Project Great Renewal and the Atlanta market exit. The gross margin dollar decrease of $15 million resulted from a decrease in the gross margin rate of $24 million and a decrease in the Canadian exchange rate of $5 million, partially offset by an increase in sales volume of $14 million. The U.S. operations gross margin decrease of $20 million results from a decrease in gross margin rate of $21 million and an increase of $1 million in sales volume. The Canadian operations gross margin increase of $5 million results from a decrease of $3 million in gross margin rate, a decrease of $5 million in the Canadian exchange rate and an increase of $13 million in sales volume.

Store operating, general, and administrative expense increased $39 million or 95 basis points to 28.30% from 27.35% for the corresponding period of the prior year. The increase reflects charges relating to Project Great Renewal consisting of severance cost of $8 million which could not be accrued in 1998, and a net charge of approximately $5 million for exiting the Atlanta market. The cost of exiting the Atlanta market was comprised of $6 million of severance, $11 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of a $12 million gain related to the disposition of fixed and intangible assets. Also included in store operating, general and administrative expense for 1999 are shut-down costs of stores amounting to approximately $7 million relating to the 44 Great Renewal store closures, 34 stores in the Atlanta exit program, and facilities closed in 1998. In addition, the Company incurred professional fees of $7 million associated with the implementation of the store exit program, and approximately $5 million related to the conversion of additional stores to Food Basics. The remaining increase of $7 million is mainly related to higher occupancy costs of the new generation of stores in 1999.

As of June 19, 1999, the Company closed 110 of the 132 stores identified as part of Project Great Renewal and 34 stores relating to the Atlanta store exit program. The remaining 22 stores will be closed over the next two quarters of fiscal 1999. Further, during the next three quarters of fiscal 1999, the Company expects to incur pre-tax losses relating to Project Great Renewal ranging between $50 and $60 million which are not currently accruable. Such amounts principally represent operating losses of the identified stores prior to closure, employee termination costs which have not been communicated to such employees as of June 19, 1999, and the potential impact of selling inventory at reduced prices.

Interest expense increased $3.4 million or 16.0% from the corresponding period of the previous year, primarily due to the additional present value interest related to the future lease obligations of the store exit and Atlanta exit programs.

Loss before income taxes for the first quarter ended June 19, 1999 was $32 million compared to income before taxes of $25 million for the comparable period in the prior year for a decrease of $57 million. The loss is attributable principally to initiatives under the Company's Project Great Renewal, exiting the Atlanta market and the increase in interest expense.

The income tax benefit recorded in the first quarter of fiscal 1999 reflects the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. The effective tax rate for the first quarter of fiscal 1999 was 43.1%. The first quarter fiscal 1998 income tax provision mainly reflects taxes on U.S. income, as the
Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the first quarter of fiscal 1998, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $4.9 million for the first quarter of fiscal 1998. Although Canada generated pretax earnings in the first quarter of fiscal 1998, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized.

This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. During the fourth quarter of fiscal 1998, the Company determined that due to the actions taken as part of its strategic initiatives it was more likely than not that the deferred tax asset would be realized. Accordingly, the Company reversed the remaining portion of the valuation allowance amounting to approximately $60 million during the fourth quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The  Company  ended the first quarter with working capital  of  $43  million compared to $90 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $126 million at the end of the first quarter of fiscal 1999 compared to $137 million as of fiscal 1998 year end. Short-term investments were approximately $28 million and $25 million at June 19, 1999 and February 27, 1999, respectively, which were primarily invested in commercial paper.

The Company has an unsecured five year $500 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $35 million at June 19, 1999). As of June 19, 1999, the Company had $83 million of borrowings under the Credit Agreement. Accordingly, as of June 19, 1999, the Company had $417 million available under the Credit Agreement. Borrowings under the agreement bears interest at the weighted average rate of 5.5% as of June 19, 1999 based on the variable LIBOR pricing.


In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks. As of June 19, 1999, the Company had $191 million available in uncommitted lines of credit. There were no outstanding borrowings of uncommitted lines of credit as of June 19, 1999.

The Company's Credit Agreement and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of June 19, 1999.

The Company's existing senior debt rating was Ba1 with Moody's Investors Service and BBB- with Standard & Poor's Ratings Group. Rating changes could affect the availability and cost of financing to the Company.

For  the  16  weeks ended June 19, 1999, capital expenditures  totaled  $103 million, which included 10 new stores and 25 remodels and enlargements. Currently, the Company expects to achieve its fiscal 1999 planned capital expenditures of approximately $500 million. Accordingly, the Company expects to have capital expenditures of approximately $397 million throughout the remainder of fiscal 1999.

These   available  cash  resources,  together  with  cash   generated   from
operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for fiscal 1999.


MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $575 million in notes as of June 19, 1999 and February 27, 1999, respectively. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of June 19, 1999, a 1% change in LIBOR will result in interest expense fluctuating approximately $0.8 million.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. Based upon historical Canadian currency movement, the Company does not believe that reasonably possible near-term change in the Canadian currency of 10% will result in a material effect on future earnings, financial position or cash flows of the Company.

The Company entered into a five year cross-currency swap agreement to hedge five year notes in Canada that are denominated in U.S. dollars. The Company does not have any currency risk regarding the Canadian five year notes. The Company is exposed to currency risk in the event of default by the counterparty. Such default is remote, as the counterparty is a widely recognized and reputable investment banker. The fair value of the cross-currency swap agreement was favorable to the Company by $5.3 million and $6.9 million as of June 19, 1999 and February 27, 1999, respectively. A 10% change in Canadian exchange rates would have resulted in the fair value fluctuating approximately $6.8 million at both June 19, 1999 and June 20, 1998.

YEAR 2000 COMPLIANCE

The Company has formed an ongoing task force to review the entire range of the Company's operations relating to Year 2000 issues. This task force reports to the Vice Chairman of the Board of Directors. Assessment of those functions of the business that require attention and resources to achieve Year 2000 compliance is in progress throughout the entire organization. The Information Technology ("IT") and non-IT areas assessment is complete. The current estimate of the remediation effort (including new programs and components) is approximately 85% complete in the IT area and 60% in the non-IT area. Testing of the systems and implementation of renovated and new systems are currently in progress. A number of renovated and new systems that are Year 2000 compliant are currently being used in operations.

The costs to address the Company's Year 2000 issues are estimated to be approximately $10 million. Approximately $5.5 million of these costs have been incurred as of June 19, 1999. The Company will incur additional capital expenditures of approximately $5 million for new equipment during fiscal 1999 to replace equipment that is not Year 2000 compliant. Some IT projects have been deferred due to the Year 2000 project, however, the Company believes that such a deferral will not affect the Company's financial performance.

From an IT perspective, the task force is responsible for assessing the extent of affected software/hardware and developing procedures to resolve the potential problems associated with that software/hardware. The procedures developed include making the necessary changes to the affected software, adequately testing the changes and phasing in the Year 2000 compliant programs to limit disruption or delay in the Company's normal business activities. The Company is also in the process of updating vendor software packages to the latest versions to insure all Company software is Year 2000 compliant. Some in-store IT systems as well as other support area IT systems will also be remediated to become Year 2000 compliant.

The risks of Year 2000 issues from a non-IT area are principally as follows: electrical outages resulting in breakdown of point of sale systems, lighting and refrigeration equipment and the loss of utility service. The Company has inventoried equipment with potential embedded chips and is in the process of replacing the affected chips or microprocessors or purchasing new equipment that is compliant. The Company plans to mitigate the potential effect of such issues by preparing a contingency plan as discussed below.

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

With respect to contingencies, a program has been developed to identify the additional resources that will be necessary to fully run the Company when and if it is affected by the foregoing risk factors. The Company will continue to expand its contingency plans and detailed procedures in order to mitigate the effects of the Year 2000 issues that might affect the Company.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         None


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its annual meeting of Shareholders, held on July 13, 1999, there were 36,773,692 shares or 96.0% of the 38,290,716 shares outstanding and entitled to vote represented either in person or by proxy.

         The 11 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 97.1% of the shares present. Deloitte & Touche LLP was re-elected as the Company's independent auditor by at least 99.8% of the shares present.

         The 1998 Long Term Incentive and Share Award Plan approved by a majority of Shareholders of the Company at its Annual Meeting of Shareholders held July 13, 1999 is incorporated by reference. The Plan was approved by 72.9% of the shares voted which totaled 34,049,532 shares.


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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 30, 1999       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)