Form 10-Q/A
period 1999-06-19
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1999-08-12
CIK 43300

Conformed Copy


                                  FORM 10-Q/A
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

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

Included in the accompanying statement of operations are the operating results of the 132 underperforming stores and the 34 Atlanta stores which the Company is exiting. The operating results of such stores are as follows:


(in thousands)      16 Weeks Ended
--------------    -------------------
                  June 19,   June 20,
                     1999       1998
                  --------   --------
Sales             $163,995   $346,839
                  ========   ========
Operating Loss    $(21,459)  $ (8,658)
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



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: August 12, 1999       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)