Form 10-Q
period 1999-09-11
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 1999-10-22
CIK 43300

Conformed Copy



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 11, 1999         Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at September 11, 1999
            -----                 ---------------------------------

Common stock - $1 par value                       38,367,216 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF CONSOLIDATED OPERATIONS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                              Sept. 11,   Sept. 12,    Sept. 11,   Sept. 12,
                                1999        1998         1999        1998
                             ----------- ----------- ----------- -----------

Sales                        $2,284,380  $2,330,249   $5,398,102  $5,408,635
Cost of merchandise sold     (1,623,079) (1,656,971)  (3,865,212) (3,849,044)
                             ----------  ----------   ----------  ----------
Gross margin                    661,301     673,278    1,532,890   1,559,591
Store operating, general and
 administrative expense        (634,933)   (644,625)  (1,516,232) (1,486,707)
                             ----------  ----------   ----------  ----------
Income from operations           26,368      28,653       16,658      72,884
Interest expense                (17,910)    (15,781)     (42,304)    (36,813)
Interest income                   1,561       1,559        3,339       3,637
                             ----------  ----------   ----------  ----------
Income (loss) before
  income taxes                   10,019      14,431      (22,307)     39,708
(Provision) Benefit for
  income taxes                   (4,641)     (3,480)       8,139      (9,588)
                             ----------  ----------   ----------  ----------
Net income (loss)            $    5,378  $   10,951  $   (14,168)  $  30,120
                             ==========  ==========   ==========  ==========

Earnings (loss) per share:

Net income (loss)per share -
 basic and diluted           $      .14  $      .29   $(     .37) $      .79
                             ==========  ==========   ==========  ==========
Weighted average number of
  common shares outstanding  38,358,284  38,294,716   38,335,948  38,282,287

Common stock equivalents        221,806      54,427      137,615      72,025
                             ----------  ----------   ----------  ----------
Weighted average number of
  common and common
  equivalent shares
  outstanding                38,580,090  38,349,143   38,473,563  38,354,312
                             ==========  ==========   ==========  ==========




                  See Notes to Quarterly Report on Page 7.



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                         COMPREHENSIVE (LOSS) INCOME
                         ---------------------------
                (Dollars in thousands, except share amounts)
                                 (Unaudited)
28 Week Period FY 1999
----------------------
                                         Una-               Accumu-
                                         mortized           lated
                                         Value              Other
                                Addi-    of Rest-           Compre-   Total
                                tional   tricted            hensive   Share-
                       Common   Paid-in  Stock    Retained  Income    holders'
                       Stock    Capital  Grants   Earnings  (Loss)    Equity
                       ------   -------  ------   --------  -------   -------
Balance at February
  28, 1999,
  38,290,716 shares    $38,291  $454,971 $    -   $413,034  $(69,039) $837,257

Net Loss                                           (14,168)            (14,168)

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                                 2,478     2,478

Issuance of 20,000
 Shares of Common
 Stock                      20       631   (651)                             -

Exercise of Stock
 Options, 56,500 shares     56     1,499                                 1,555

Amortization of
 Restricted Stock Grants                    150                            150

Cash Dividends
 ($.10 per share)                                   (7,663)             (7,663)
                       -------  -------- ------   --------  --------  --------
Balance at September
  11, 1999             $38,367  $457,101 $ (501)  $391,203  $(66,561) $819,609
                       =======  ======== ======   ========  ========  ========

28 Week Period FY 1998
----------------------
Balance at March 1,1998,
  38,252,966 shares     38,253  $453,894 $    -   $495,510  $(61,025) $926,632

Net Income                                          30,120              30,120

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                               (10,984)  (10,984)

Exercise of Stock
 Options,                   34       954                                   988
 33,750 shares

Cash Dividends
 ($.10 per share)                                   (7,654)             (7,654)
                       -------  -------- ------   --------  --------  --------

Balance at September
  12, 1998             $38,287  $454,848 $    -   $517,976  $(72,009) $939,102
                       =======  ======== ======   ========  ========  ========







                  See Notes to Quarterly Report on Page 7



Comprehensive Income (Loss)
---------------------------

                                12 Weeks Ended            28 Weeks Ended
                              Sept. 11,   Sept. 12,    Sept. 11,   Sept. 12,
                                1999        1998         1999        1998
                             ----------  ----------   ----------  ----------

Net Income (Loss)             $ 5,378     $10,951     $(14,168)   $30,120
 Foreign Currency
  Translation
  Adjustment                   (1,306)     (5,083)       2,478    (10,984)
                              --------   --------     --------    -------
Total Comprehensive
 Income (Loss)                $ 4,072     $ 5,868     $(11,690)   $19,136
                              ========    =======     ========    =======





                  See Notes to Quarterly Report on Page 7.



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         --------------------------
                            (Dollars in thousands)

                                          Sept. 11, 1999   Feb. 27, 1999
                                          --------------   -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments           $144,395         $136,810
   Accounts receivable                        184,588          204,700
   Inventories                                779,396          841,030
   Prepaid expenses and other assets           71,060           41,497
                                           ----------       ----------
  Total current assets                      1,179,439        1,224,037
                                           ----------       ----------

  Property:
   Property owned                           1,694,646        1,597,459
   Property leased                             84,559           89,028
                                           ----------       ----------
     Property-net                           1,779,205        1,686,487
  Other assets                                219,390          231,217
                                           ----------       ----------
  Total Assets                             $3,178,034       $3,141,741
                                           ==========       ==========







                  See Notes to Quarterly Report on Page 7.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           Sept. 11, 1999  Feb. 27, 1999
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $    3,413       $    4,956
   Current portion of obligations under
     capital leases                            11,688           11,483
   Accounts payable                           501,362          557,318
   Book overdrafts                            174,075          160,288
   Accrued salaries, wages and benefits       155,693          152,107
   Accrued taxes                               67,283           54,819
   Other accruals                             209,797          193,092
                                           ----------       ----------
  Total current liabilities                 1,123,311        1,134,063
                                           ----------       ----------
  Long-term debt                              774,109          728,390
                                           ----------       ----------
  Obligations under capital leases            110,467          115,863
                                           ----------       ----------
  Deferred income taxes                        27,034           23,309
                                           ----------       ----------
  Other non-current liabilities               323,504          302,859
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,367,216 and
     38,290,716 shares, respectively           38,367           38,291
   Additional paid-in capital                 457,101          454,971
   Unamortized value of restricted
     stock grant                                 (501)               -
   Accumulative other comprehensive loss      (66,561)         (69,039)
   Retained earnings                          391,203          413,034
                                           ----------       ----------
   Total shareholders' equity                 819,609          837,257
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,178,034       $3,141,741
                                           ==========       ==========

                  See Notes to Quarterly Report on Page 7.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       28 Weeks Ended
                                               Sept. 11, 1999  Sept. 12, 1998
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                            $ (14,168)         $30,120
  Adjustments to reconcile net (loss) income
  to cash provided by operating activities:
    Store/Facilities exit charge and asset
      write-off                                   31,347                -
    Depreciation and amortization                122,302          126,361
    Deferred income tax (benefit) provision      (24,019)           5,033
    Gain on disposal of owned property            (1,240)          (3,133)
    Decrease in receivables                       20,839           23,925
    Decrease (increase) in inventories            64,157           (7,652)
    Increase in prepaid expenses
      and other current assets                      (393)            (112)
    Decrease in other assets                         926            5,433
    (Decrease) increase in accounts payable      (57,852)          86,199
    Decrease in accrued salaries,
      wages and benefits                          (1,428)          (7,741)
    Increase in accrued taxes                     12,424            3,175
    Increase in other accruals
      and other liabilities                        6,669           17,706
    Other operating activities, net               (2,410)          (4,535)
                                               ---------        ---------
Net cash provided by operating activities        157,154          274,779
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (256,766)        (208,224)
  Proceeds from disposal of property              68,116            5,831
                                               ---------        ---------
Net cash used in investing activities           (188,650)        (202,393)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     (23,100)          22,500
  Proceeds under revolving lines of credit        85,000          240,000
  Payments on revolving lines of credit         (215,000)        (275,000)
  Proceeds from long-term borrowings             200,110            3,600
  Payments on long-term borrowings                (2,834)          (3,051)
  Principal payments on capital leases            (6,227)          (6,463)
  Deferred financing fees                         (6,298)               -
  Increase (decrease) in book overdrafts          12,549           (9,593)
  Proceeds from stock options exercised            1,555              988
  Cash dividends                                  (7,663)          (7,654)
                                               ---------        ---------
Net cash provided by (used in) financing          38,092          (34,673)
  activities
Effect of exchange rate changes on
  cash and short-term investments                    989           (1,600)
                                               ---------        ---------
NET INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                          7,585           36,113

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                         136,810           70,937
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                              $144,395         $107,050
                                               =========        =========

                  See Notes to Quarterly Report on Page 7.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1)   BASIS OF PRESENTATION

   The consolidated financial statements for the 28 week period ended September 11, 1999 and September 12, 1998 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of these financial statements have been included. The adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed in Note 5 below. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME  TAXES

   The income tax provisions recorded for the 28 week period ended in fiscal years 1999 and 1998 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 28 week period ended September 11, 1999, the income tax benefit of $8.1 million relates to taxes on U.S. and Canadian income. For the 28 week period ended September 12, 1998, the income tax provision reflected mainly taxes on U.S. operations as the Canadian operation income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the 28 week period of fiscal 1998, the Company reversed $7.7 million of the Canadian valuation allowance to the extent that the Canadian operation had taxable income.


3) FOOD BASICS FRANCHISING

   As of September 11, 1999, the Company served 62 Food Basics franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $259 million and $207 million for the 28 week period ended in fiscal years 1999 and 1998, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which mainly represents the reimbursement of costs incurred to provide such services.

   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $38.5 million and $36.4 million at September 11, 1999 and February 27, 1999, respectively.

   The inventory notes are collateralized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.4 million and $2.1 million are included in accounts receivable at September 11, 1999 and February 27, 1999, respectively.

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

   As a result of the above assessment, in the third quarter of fiscal 1998, the Company decided to exit two warehouse facilities, a coffee plant and a bakery plant in Canada. In connection with the exit plan, the Company recorded a charge of approximately $11 million consisting of $7 million of severance, $3 million of facilities occupancy costs for the period subsequent to closure and $1 million to write-down the facilities to their estimated fair value.

   At February 27, 1999, the Company closed and terminated operations with respect to the warehouses and the coffee plant. The volume associated with the two warehouses has been transferred to other warehouses in close geographic proximity. Further, the manufacturing processes of the coffee plant have been transferred to the Company's remaining coffee processing facility. The processing associated with the Canadian bakery has been outsourced effective January 1999.

   In addition, on December 8, 1998, the Company's Board of Directors approved a plan which included the exit of 127 underperforming stores throughout the United States and Canada and the disposal of two other properties. Included in the 127 stores are 31 stores representing the entire Richmond, Virginia market. Further on January 28, 1999, the Board of Directors approved the closure of five additional underperforming stores. In connection with the Company's plan to exit these 132 stores and the write-down of two properties, the Company recorded a fourth quarter charge of approximately $215 million. This $215 million charge consists of $8 million of severance, $1 million of facilities occupancy costs, $114 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of anticipated sublease recoveries, which extend through fiscal 2028, an $83 million write-down of store fixed assets and a $9 million write-down to their estimated fair value for the two properties which are held for sale. To the extent fixed assets included in stores identified for closure could be utilized in other continuing stores, the Company has or will transfer those assets to continuing stores. To the extent those fixed assets cannot be transferred, the Company will scrap them and accordingly, the write-down was calculated based upon an estimated scrap value. This fourth quarter charge of $215 million was reduced by approximately $2 million due to changes in estimates of pension withdrawal liabilities and fixed asset write-downs from the time the original charge was recorded.

   In addition, there were additional charges related to the plan which could not be accrued at February 27, 1999 because they did not meet the criteria for accrual under EITF 94-3, but will be expensed as incurred as the plan is executed. In the 28 week period of fiscal 1999, the Company recorded an additional pretax charge of $10 million for severance related to the 132 stores.

   The severance charges of the above items totaled approximately $25 million and resulted from the termination of 2,133 employees. The

   Company paid $11 million of these severance costs as of September 11, 1999 and expects the remainder will be paid by the first quarter of fiscal 2000.

   On April 26, 1999, the Company announced that it had reached definitive agreements to sell 14 stores in the Atlanta, Georgia market, two of which were previously included in the Company's store exit program. In conjunction with the sale, the Company decided to exit the entire Atlanta market and close the remaining 22 stores, as well as the distribution center and administrative office. Accordingly, the Company recorded a fiscal 1999 28 week period net pretax charge of approximately $5 million. This charge is comprised of severance of $6 million, future lease commitments of $11 million, net of a $12 million gain related to the disposition of fixed and intangible assets. The net charge is recorded as "store operating, general and administrative expense". The Company paid $3 million of the total severance charge related to the Atlanta exit as of September 11, 1999 which resulted from the termination of 1,002 employees. The remaining $3 million of severance will be paid by the first quarter of fiscal year 2000.

   The following tabular reconciliation summarizes the activity related to the aforementioned charges since the beginning of the fiscal year.


                       Reserve                            Reserve
                       Balance                            Balance
                       at                                 at
                       February                           September
(in thousands)         28, 1999  Utilization  Addition (1)  11, 1999
--------------         --------  -----------  --------    ---------
Store Occupancy        $114,532  $ 9,104 (2)  $12,894     $136,530
Severance and Benefits   10,066  (14,611)      15,265       10,720
Facilities occupancy      4,038   (1,862)       3,188        5,364
                       --------  --------     -------     --------
  Total                $128,636  $(7,369)     $31,347     $152,614
                       ========  ========     =======     ========

(1) The addition represents an increase to the store occupancy reserve for the present value interest accrued and the additional severance cost and the cost (including store occupancy, severance and facilities costs) of exiting the Atlanta market.

(2) Store occupancy utilization is comprised of $13.3 million of lease payments for the period, net of $22.4 million of realized gains on the assignment of leases which was included in the original charge recorded during fiscal 1998.

As of September 11, 1999, the Company closed 117 of the 132 stores identified, including all 31 stores in the Richmond, Virginia market and 34 of the Atlanta store exit program. The remaining 15 stores will be closed over the next two quarters of fiscal 1999.

At September 11, 1999, $45.4 million of the reserve is included in "Other accruals" and $107.2 million is included in "Other non-current liabilities" in the accompanying consolidated balance sheet.

Based upon current available information, Management evaluated the reserve balance as of September 11, 1999 and has concluded that it is adequate.

Included in the accompanying statement of operations are the operating results of the 132 underperforming stores and the 34 Atlanta stores which the Company is exiting. The operating results of these stores for the 28 week period ended September 11, 1999 and September 12, 1998 are as follows:


(in thousands)      28 Weeks Ended
--------------    -------------------
                  Sept. 11,  Sept. 12,
                     1999       1998
                  --------   --------
Sales             $185,022   $602,049
                  ========   ========
Operating Loss    $(26,131)  $(18,071)
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


Interim information on segments is as follows:

(in thousands)

28 Week Period
Fiscal 1999
------------------                U.S.          Canada          Total
                                 Retail    Retail   Wholesale  Company
                               ----------  -------- --------- ----------
Sales                          $4,292,967  $845,873  $259,262 $5,398,102
Depreciation and amortization     108,021    14,281         -    122,302
Operating (loss) income            (3,485)   12,614     7,529     16,658
Interest expense                  (35,063)   (7,241)        -    (42,304)
Interest income                       253     1,441     1,645      3,339
(Loss) income before taxes        (38,295)    6,814     9,174    (22,307)
Total assets                    2,592,507   524,130    61,397  3,178,034
Capital expenditures              228,061    28,705         -    256,766


28 Week Period
Fiscal 1998
-------------------               U.S.          Canada          Total
                                 Retail    Retail   Wholesale  Company
                               ----------  -------- --------- ----------
Sales                          $4,400,996  $801,256  $206,383 $5,408,635
Depreciation and amortization     113,715    12,646         -    126,361
Operating income                   52,002    16,237     4,645     72,884
Interest expense                  (29,935)   (6,878)        -    (36,813)
Interest income                       391     1,471     1,775      3,637
Income before taxes                22,458    10,830     6,420     39,708
Total assets                    2,638,878   370,893    52,442  3,062,213
Capital expenditures              182,771    25,453         -    208,224



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 11, 1999
                      ---------------------------------
OPERATING RESULTS

Sales for the second quarter ended September 11, 1999 of $2.3 billion decreased $45.9 million or 2.0% from the prior year second quarter amount. The opening of 38 stores in new locations, excluding replacement stores, since the beginning of the second quarter of fiscal 1998 added approximately $128 million or 5.5% to sales in the second quarter of fiscal 1999. In addition, wholesale sales to the Food Basics franchised stores increased $31.5 million or 37.5% to $115.6 million for the 12 weeks ended September 11, 1999, which increased total Company sales by 1.4%. These increases were partially offset by the closure of 207 stores, excluding replacement stores, since the beginning of the second quarter of fiscal 1998, which reduced total sales by approximately $285 million or 12.2% in the second quarter of fiscal 1999. An increase in the Canadian exchange rate improved second quarter fiscal 1999 sales by $6 million or 0.2%. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 4.3% or $81.4 million from the same period last year.

Average weekly sales per supermarket were approximately $246,700 versus $208,600 for the corresponding period of the prior year resulting in a 18.3% increase. Same store sales for Canadian operations increased 9.4% from the prior year and same store sales for U.S. operations increased 3.3% from the prior year.

Gross margin as a percent of sales increased 6 basis points to 28.95% in the second quarter of fiscal 1999 from 28.89% for the second quarter of fiscal 1998. The gross margin dollar decrease of $12 million resulted from a decrease in the sales volume of $19 million, partially offset by an increase in the gross margin rate of $6 million and an increase in the Canadian exchange rate of $1 million. The U.S. operations gross margin decrease of $23 million resulted from a decrease in sales volume of $33 million partially offset by an increase of $10 million in the gross margin rate. The Canadian operations gross margin increase of $11 million resulted from an increase of $14 million in sales volume, an increase of $1 million in the Canadian exchange rate, partially offset by a decrease of $4 million in the gross margin rate.

Store operating, general and administrative expense decreased $9.7 million compared to the corresponding period of the prior year. The decrease is due principally to the reduction in occupancy and labor expenses as a result of store closings, offset in part, by charges related to Project Great Renewal. Also included in store operating, general and administrative expense for

1999 are professional fees of $4 million associated with the implementation of the store exit program, and costs of approximately $3 million related to the conversion of additional stores to the Food Basics format.

As of September 11, 1999, the Company closed 117 of the 132 stores identified as part of Project Great Renewal and 34 stores relating to the Atlanta store exit program. The remaining 15 stores will be closed over the next two quarters of fiscal 1999. Further, during the next two quarters of fiscal 1999, the Company expects to incur pretax losses relating to Project Great Renewal ranging between $30 and $40 million which are not currently accruable. These amounts principally represent operating losses of the remaining 15 stores prior to closure, employee termination costs which have not been communicated to the affected employees as of September 11, 1999, and costs related to the conversion of stores to the Food Basics format.

Interest expense increased $2.1 million or 13.5% from the corresponding period of the previous year, primarily due to the additional present value interest related to the future lease obligations of the store exit and Atlanta exit programs as well as the issuance of $200 million 9.375% senior quarterly interest bonds on August 6, 1999.

Income before income taxes for the second quarter ended September 11, 1999 was $10 million compared to $14 million for the comparable period in the prior year for a decrease of $4 million. The lower income is attributable principally to initiatives under the Company's Project Great Renewal and the increase in interest expense.

The income tax expense recorded in the second quarter of fiscal 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign operations. The effective tax rate for the second quarter of fiscal 1999 was 46.32%. The second quarter fiscal 1998 income tax provision mainly reflects taxes on U.S. income, as the Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the second quarter of fiscal 1998, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of such pretax earnings. The reversal of the valuation allowance amounted to $2.8 million for the second quarter of fiscal 1998. Although Canada generated pretax earnings in the second quarter of fiscal 1998, at September 12, 1998, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 11, 1999
                      ---------------------------------

OPERATING RESULTS

Sales for the 28 weeks ended September 11, 1999 of $5.4 billion decreased $10.5 million or 0.2% from the prior year. The opening of 40 stores in new market areas, excluding replacement stores, since the beginning of fiscal 1998 added approximately $299 million or 5.5% to sales in the 28 week period of fiscal 1999. In addition, wholesale sales to the Food Basics franchised stores increased $52.9 million or 25.6% to $259.3 million for the 28 week period ended September 11, 1999. These increases were partially offset by the closure of 226 stores, excluding replacement stores, since the beginning of fiscal 1998, which reduced total sales by approximately $554 million or 10.2% in the 28 week period of fiscal 1999. A decrease in the Canadian exchange rate reduced sales by $16 million or 0.3% in the 28 week period of fiscal 1999. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased 4.9% or $212.6 million from the same period last year.

Average weekly sales per supermarket were approximately $238,600 versus $205,500 for the corresponding period of the prior year resulting in a 16.1% increase. Same store sales for Canadian operations increased 7.3% from the prior year while same store sales for U.S. operations increased 4.4% from the prior year.

Gross margin as a percent of sales decreased 44 basis points to 28.40% from 28.84% for the prior year. Margins were negatively impacted due to accelerated inventory markdowns in stores that were identified for closure under Project Great Renewal and the exit of the Atlanta market during the first quarter of fiscal 1999. The gross margin dollar decrease of $27 million resulted from a decrease in the gross margin rate of $18 million, a decrease in sales volume of $5 million and a decrease in the Canadian exchange rate of $4 million. The U.S. operations gross margin decrease of $43 million resulted from a decrease in gross margin rate of $11 million and a decrease of $32 million in sales volume. The Canadian operations gross margin increase of $16 million resulted from an increase of $27 million in sales volume, partially offset by a decrease of $7 million in gross margin rate and a decrease of $4 million in the Canadian exchange rate.

Store operating, general and administrative expense increased $29.5 million or 60 basis points to 28.09% from 27.49% compared to the corresponding period of the prior year. The increase reflects charges relating to Project Great Renewal and the exit of the Atlanta market during the first quarter of fiscal 1999. Project Great Renewal charges consist of severance of $10 million which could not be accrued in fiscal 1998 because they did not meet the criteria under EITF 94-3, store and facilities closure shut-down costs, professional fees of $11 million associated with the implementation of the store exit program and approximately $7 million for the conversion of additional stores to the Food Basics format. The costs of exiting the Atlanta market consist of severance of $6 million and store occupancy cost of $11 million which relates principally to the present value of future lease obligations, net of a $12 million gain that resulted from the disposition of fixed and intangible assets.

Interest expense for the 28 weeks ended September 11, 1999 increased $5.5 million or 14.9% from the corresponding period of the prior year, primarily due to the present value interest related to the future lease obligations of the store exit and Atlanta exit programs as well as the issuance of $200 million 9.375% senior quarterly interest bonds on August 6, 1999.

Loss before income taxes for the 28 week period ended September 11, 1999 was $22 million compared to income before income taxes of $40 million for the comparable period in the prior year for a decrease of approximately $62 million. The loss is attributable principally to initiatives under the
Company's Project Great Renewal, exiting the Atlanta market in the first quarter of fiscal 1999 and the increase in interest expense.

The income tax benefit recorded for the 28 week period of fiscal 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign operations. The effective tax rate for the 28 week period of fiscal 1999 was 36.5%. The 28 week period of fiscal 1998 income tax provision mainly reflects taxes on U.S. income, as the Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the 28 week period of fiscal 1998, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance to the extent of the pretax earnings. The reversal of the valuation allowance amounted to $7.7 million for the 28 week period of fiscal 1998. Although Canada generated pretax earnings during the 28 week period of fiscal 1998, at September 12, 1998, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. During the fourth quarter of fiscal 1998, the Company determined that due to the actions taken as part of its strategic initiatives under Project Great Renewal, it was more likely than not that the deferred tax asset would be realized. Accordingly, the Company reversed the remaining portion of the valuation allowance amounting to approximately $60 million during the fourth quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The  Company  ended the second quarter with working capital of  $56  million compared to $90 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $144 million at the end of the second quarter of fiscal 1999 compared to $137 million as of fiscal 1998 year end. Short-term investments were approximately $44 million and $25 million at September 11, 1999 and February 27, 1999, respectively, which were primarily invested in commercial paper.


On August 6, 1999, the Company issued $200 million aggregate principal amount 9.375% Senior Quarterly Interest Bonds due August 1, 2039. The Company used the net proceeds from the issuance of the bonds to repay borrowings under its revolving credit facility, to finance the purchase of 16 stores, (6 in the United States and 10 in Canada) and for working capital and general corporate purposes.

The Company has an unsecured five year $499 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $34 million at September 11, 1999). As of September 11, 1999, there were no outstanding borrowings under the Credit Agreement. Accordingly, as of September 11, 1999, the Company had $499 million available under the Credit Agreement. Borrowings under the agreement during the 28 week period were subject to interest at the weighted average rate of 5.4% based upon the variable LIBOR pricing.

In addition to the Credit Agreement, the Company has various uncommitted lines of credit with several banks. As of September 11, 1999, the Company had $179 million available in uncommitted lines of credit.

There were no outstanding borrowings of uncommitted lines of credit as of September 11, 1999.

The Company's Credit Agreement and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of September 11, 1999.

The Company's existing senior debt rating was Ba1 with Moody's Investors Service and BBB- with Standard & Poor's Ratings Group as of September 11, 1999. Rating changes could affect the availability and cost of financing to the Company.

For the 28 weeks ended September 11, 1999, capital expenditures totaled $257 million, which included 18 new stores and 39 remodels and enlargements. Currently, the Company expects to achieve its fiscal 1999 planned capital expenditures of approximately $500 million. Accordingly, the Company expects to have capital expenditures of approximately $243 million throughout the remainder of fiscal 1999.

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

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $775 million in notes as of September 11, 1999 and $575 million as of February 27, 1999. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. As of September 11, 1999, there were no outstanding borrowings subject to interest rate fluctuations.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. Based upon historical Canadian currency movement, the Company does not believe that reasonably possible near-term change in the Canadian currency of 10% will result in a material effect on future earnings, financial position or cash flows of the Company.

The Company entered into a five year cross-currency swap agreement to hedge five year notes in Canada that are denominated in U.S. dollars. The Company does not have any currency risk regarding the Canadian five year notes. The Company is exposed to currency risk in the event of default by the counterparty. Such default is remote, as the counterparty is a widely recognized and reputable investment banker. The fair value of the cross-currency swap agreement was favorable to the Company by $6.3 million and $6.9 million as of September 11, 1999 and February 27, 1999, respectively. A 10% change in the Canadian exchange rates would have resulted in the fair value fluctuating approximately $6.8 million at September 11, 1999 and $6.6 million at September 12, 1998.


YEAR 2000 COMPLIANCE

The Company has formed an ongoing task force to review the entire range of the Company's operations relating to Year 2000 issues. This task force reports to the Vice Chairman of the Board of Directors. Assessment of those functions of the business that require attention and resources to achieve Year 2000 compliance is in progress throughout the entire organization. The Information Technology ("IT") and non-IT areas assessment is complete. The current estimate of the remediation effort (including new programs and components) is approximately 90% complete in the IT area and 95% in the non-IT area. Testing of the systems and implementation of renovated and new systems are currently in progress. A number of renovated and new systems that are Year 2000 compliant are currently being used in operations.

The costs to address the Company's Year 2000 issues are estimated to be approximately $10 million. Approximately $7.5 million of these costs have been incurred as of September 11, 1999. Some IT projects have been deferred due to the Year 2000 project, however, the Company believes that such a deferral will not affect the Company's financial performance.

The task force is responsible for assessing, from an IT perspective, the extent of affected software/hardware and developing procedures to resolve the potential problems associated with that software/hardware. The procedures developed include making the necessary changes to the affected software, adequately testing the changes and phasing in the Year 2000 compliant programs to limit disruption or delay in the Company's normal business activities. The Company is also in the process of updating vendor software packages to the latest versions to insure all Company software is Year 2000 compliant. Some in-store IT systems, as well as other support area IT systems, have been remediated to be Year 2000 ready.

The risks of Year 2000 issues from a non-IT area are principally as follows: electrical outages resulting in breakdown of point of sale systems, lighting and refrigeration equipment and the loss of utility service. The Company has inventoried equipment with potential embedded chips and is in the process of replacing the affected chips or microprocessors, or purchasing new equipment that is compliant. This process is substantially complete with full completion expected by the end of October 1999. The Company plans to mitigate the potential effect of such issues by preparing a contingency plan as discussed below.

Significant risk also arises out of the possible failure of vendors to respond to Year 2000 issues. The Company has met with its major vendors and suppliers to determine their state of readiness and to review the contingency plans that they have developed. Companies that are compliant and have prepared for contingencies have a status as preferred suppliers. With respect to other vendors that either are not Year 2000 compliant or do not have adequate contingency or remediation plans, the Company will seek alternative sources when possible.
                                     19



With respect to contingencies, a program has been developed to identify the additional resources that will be necessary to fully run the Company when and if it is affected by the foregoing risk factors. The Company will continue to expand its contingency plans and detailed procedures in order to mitigate the effects of the Year 2000 issues that might affect the Company.

The Company believes that it has allocated sufficient resources to resolve all significant Year 2000 issues in a timely manner. Accordingly, the Company plans for all critical systems to be Year 2000 ready by the end of October 1999.


CAUTIONARY NOTE

This report contains certain forward-looking statements about the future performance of the Company which are based on Management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food industry, generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve Year 2000 processing issues in a timely manner.



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         The action entitled Shirley A. Lang, et al. V. Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc., was tried to a Madison, Wisconsin jury during the week commencing August 9, 1999. The issue before the jury was the alleged violation of the Federal Equal Pay Act stemming from the complaint that Kohl's produce clerk and produce manager positions allegedly pay more than Kohl's bakery and deli clerk and manager positions, but allegedly require no greater skill than the produce positions. The plaintiffs sought lost wages, punitive damages and other benefits, costs and attorney's fees and other relief. In July the court had granted summary judgment to the defendants in respect of the alleged violations of the Civil Rights Act of 1964 ("Title VII"), arising out of the same produce/bakery deli pay differential allegations.

         On August 13, 1999, the jury returned a unanimous verdict in favor of the defendants (i.e., the Company and its Kohl's Food Stores, Inc. subsidiary). An appeal has been filed, but the Company expects to prevail on the appeal.


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None - Matters were previously reported in the first quarter ended June 19, 1999, Form 10-Q report filed with the Commission.


Item 5.  Other Information
         -----------------
         On June 9, 1999, The Company and its Trusts, (A&P Finance I, A&P Finance II and A&P Finance III) filed with the Securities and Exchange Commission, a registration statement (Registration #333) on form S-3 under the Securities Act of 1933. Such filed information with respect to the trusts' preferred trust securities is herewith incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         On August 11, 1999, the Company filed Form 8-K with the Securities and Exchange Commission with respect to the Underwriting Agreement dated August 6, 1999 among The Great Atlantic & Pacific Tea Company, Inc., Morgan Stanley & Co. Inc., Salomon Smith Barney Inc., Dain Raucher Wessels and Everen Securities, Inc., relating to the issuance of $200,000,000 aggregate principal amount of 9.375% Senior Quarterly Interest Bonds due August 1, 2039. Such filed information is herewith incorporated by reference.





               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date:  October 22, 1999   By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)






