Form 10-Q
period 1999-12-04
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2000-01-18
CIK 43300

Conformed Copy



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended December 4, 1999         Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at December 4, 1999
            -----                   -------------------------------

Common stock - $1 par value                       38,367,216 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF CONSOLIDATED OPERATIONS
         (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)

                                12 Weeks Ended            40 Weeks Ended
                              Dec. 4,      Dec. 5,     Dec. 4,     Dec. 5,
                                1999        1998         1999        1998
                             ----------- ----------- ----------- -----------

Sales                        $2,332,128  $2,344,400   $7,730,230  $7,753,035
Cost of merchandise sold     (1,655,840) (1,664,686)  (5,521,052) (5,513,730)
                             ----------  ----------   ----------  ----------
Gross margin                    676,288     679,714    2,209,178   2,239,305
Store operating, general and
 administrative expense        (620,204)   (681,463)  (2,136,436) (2,168,170)
                             ----------  ----------   ----------  ----------
Income from operations          56,084     (1,749)       72,742      71,135
Interest expense               (20,308)    (16,212)     (62,612)    (53,025)
Interest income                  1,269       1,549        4,608       5,186
                             ----------  ----------   ----------  ----------
Income (loss) before
  income taxes                  37,045      (16,412)     14,738      23,296
(Provision) Benefit for
  income taxes                 (15,691)       7,678      (7,552)     (1,910)
                             ----------  ----------   ----------  ----------
Net income (loss)            $  21,354   $   (8,734)  $   7,186   $  21,386
                             ==========  ==========   ==========  ==========

Earnings (loss) per share:

Net income (loss) per share-
  basic and diluted          $      .56  $     (.23)  $      .19  $      .56
                             ==========  ==========   ==========  ==========
Weighted average number of
  common shares outstanding  38,367,216  38,306,716   38,345,329  38,289,616

Common stock equivalents         46,118       2,863       99,763      35,109
                             ----------  ----------   ----------  ----------
Weighted average number of
  common and common
  equivalent shares
  outstanding                38,413,334  38,309,579   38,445,092  38,324,725
                             ==========  ==========   ==========  ==========




                  See Notes to Quarterly Report on Page 8.








               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                            COMPREHENSIVE INCOME
                         ---------------------------
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                         Una-               Accumu-
                                         mortized           lated
                                         Value              Other
                                Addi-    of Rest-           Compre-   Total
                                tional   tricted            hensive   Share-
                       Common   Paid-in  Stock    Retained  Income    holders'
                       Stock    Capital  Grant    Earnings  (Loss)    Equity
                       ------   -------  ------   --------  -------   -------

40 Week Period FY 1999
----------------------


Balance at February
  28, 1999,
  38,290,716 shares    $38,291  $454,971 $    -   $413,034  $(69,039) $837,257

Net Income                                           7,186               7,186

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                                 2,767     2,767

Issuance of 20,000
 Shares of Restricted
   Common Stock            20        631   (651)                            -

Exercise of Stock
 Options, 56,500 shares    56      1,499                                1,555

Amortization of
 Restricted Stock Grants                    180                           180

Cash Dividends
 ($.10 per share)                                  (11,498)           (11,498)
                       -------  -------- ------   --------  -------- --------
Balance at December
  4, 1999              $38,367  $457,101 $ (471)  $408,722  $(66,272) $837,447
                       =======  ======== ======   ========  ======== ========



                  See Notes to Quarterly Report on Page 8.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                            COMPREHENSIVE INCOME
                         ---------------------------
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                         Una-               Accumu-
                                         mortized           lated
                                         Value              Other
                                Addi-    of Rest-           Compre-   Total
                                tional   tricted            hensive   Share-
                       Common   Paid-in  Stock    Retained  Income    holders'
                       Stock    Capital  Grant    Earnings  (Loss)    Equity
                       ------   -------  ------   --------  -------   -------



40 Week Period FY 1998
----------------------


Balance at March
  1, 1998,
  38,252,966 shares    $38,253  $453,894 $    -   $495,510  $(61,025) $926,632

Net Income                                          21,386              21,386

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                               (13,098)  (13,098)

Exercise of Stock
 Options,                   34       954                                   988
 33,750 shares

Cash Dividends
 ($.10 per share)                                  (11,483)            (11,483)
                       -------  -------- ------   --------  -------- ---------

Balance at December
  5, 1998              $38,287  $454,848 $    -   $505,413  $(74,123) $924,425
                       =======  ======== ======   ========  ========  ========





                  See Notes to Quarterly Report on Page 8.


Comprehensive Income (Loss)
---------------------------

                                12 Weeks Ended            40 Weeks Ended
                              Dec. 4,     Dec. 5,      Dec. 4,     Dec. 5,
                                1999        1998         1999        1998
                             ----------  ----------   ----------  ----------

Net Income (Loss)             $21,354     $ (8,734)   $ 7,186     $21,386
 Foreign Currency
  Translation
  Adjustment                      289       (2,114)     2,767     (13,098)
                              -------     --------    -------     -------
Total Comprehensive
 Income (Loss)                $21,643     $(10,848)   $ 9,953     $ 8,288
                              =======     ========    =======     =======






















                  See Notes to Quarterly Report on Page 8.



               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         --------------------------
                            (Dollars in thousands)

                                           Dec. 4, 1999    Feb. 27, 1999
                                          --------------   -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  105,984       $  136,810
   Accounts receivable                        224,116          204,700
   Inventories                                861,170          841,030
   Prepaid expenses and other assets           73,033           41,497
                                           ----------       ----------
  Total current assets                      1,264,303        1,224,037
                                           ----------       ----------

  Property:
   Property owned                           1,750,063        1,597,459
   Property leased                             89,863           89,028
                                           ----------       ----------
     Property-net                           1,839,926        1,686,487
  Other assets                                219,825          231,217
                                           ----------       ----------
  Total Assets                             $3,324,054       $3,141,741
                                           ==========       ==========




                  See Notes to Quarterly Report on Page 8.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                            Dec. 4, 1999   Feb. 27, 1999
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $    2,906       $    4,956
   Current portion of obligations under
     capital leases                            11,854           11,483
   Accounts payable                           622,308          557,318
   Book overdrafts                            145,386          160,288
   Accrued salaries, wages and benefits       148,862          152,107
   Accrued taxes                               52,370           54,819
   Other accruals                             210,407          193,092
                                           ----------       ----------
  Total current liabilities                 1,194,093        1,134,063
                                           ----------       ----------
  Long-term debt                              836,219          728,390
                                           ----------       ----------
  Obligations under capital leases            115,079          115,863
                                           ----------       ----------
  Deferred income taxes                        47,895           23,309
                                           ----------       ----------
  Other non-current liabilities               293,321          302,859
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,367,216 and
     38,290,716 shares, respectively           38,367           38,291
   Additional paid-in capital                 457,101          454,971
   Unamortized value of restricted
     stock grant                                 (471)               -
   Accumulated other comprehensive loss       (66,272)         (69,039)
   Retained earnings                          408,722          413,034
                                           ----------       ----------
   Total shareholders' equity                 837,447          837,257
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,324,054       $3,141,741
                                           ==========       ==========


                  See Notes to Quarterly Report on Page 8.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       40 Weeks Ended
                                                Dec. 4, 1999    Dec. 5, 1998
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  7,186          $21,386
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Store/Facilities exit charge and asset
      write-off                                   11,953           11,427
    Depreciation and amortization                176,608          181,442
    Deferred income tax provision (benefit)        4,975           (3,249)
    (Gain) loss on disposal of owned property     (1,297)           3,939
    (Increase)decrease in receivables            (17,290)           9,386
    Increase in inventories                      (14,763)         (72,706)
    Increase in prepaid expenses
      and other current assets                       410            2,336
    (Increase) decrease in other assets           (5,200)           4,826
    Increase in accounts payable                  57,883          108,858
    (Decrease) increase in accrued salaries,
      wages and benefits                          (6,520)           1,432
    (Decrease) increase in accrued taxes          (2,449)           4,125
    (Decrease) increase in other accruals
      and other liabilities                       (9,897)          25,263
    Other operating activities, net               (1,744)          (3,188)
                                               ---------        ---------
Net cash provided by operating activities        199,855          295,277
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (367,822)        (307,875)
  Proceeds from disposal of property              75,422            6,297
                                               ---------        ---------
Net cash used in investing activities           (292,400)        (301,578)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      (4,100)         (22,500)
  Proceeds under revolving lines of credit       125,027          415,000
  Payments on revolving lines of credit         (215,103)        (300,000)
  Proceeds from long-term borrowings             200,157            3,642
  Payments on long-term borrowings                (3,942)          (6,507)
  Principal payments on capital leases            (8,951)          (9,274)
  Deferred financing fees                         (6,298)               -
  Increase (decrease) in book overdrafts         (15,944)           7,098
  Proceeds from stock options exercised            1,555              988
  Cash dividends                                 (11,498)         (11,483)
                                               ---------        ---------
Net cash provided by financing activities         60,903           76,964
Effect of exchange rate changes on
  cash and short-term investments                    816           (2,651)
                                               ---------        ---------
NET (DECREASE) INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                        (30,826)          68,012

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                         136,810           70,937
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                              $105,984         $138,949
                                               =========        =========

                  See Notes to Quarterly Report on Page 8.

                                      7
               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1)   BASIS OF PRESENTATION

   The consolidated financial statements as of and for the 40 week periods ended December 4, 1999 and December 5, 1998 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of these financial statements have been included. The adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed herein. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the fiscal 1998 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2) INCOME  TAXES

   The income tax provisions recorded for the 40 week periods ended in fiscal years 1999 and 1998 reflect the Company's estimated expected annual tax rates applied to their respective domestic and foreign financial results. For the 40 week period ended December 4, 1999, the income tax expense of $7.6 million is comprised of a U.S. tax benefit of approximately $4.1 million offset by a Canadian tax provision of $11.7 million. For the 40 week period ended December 5, 1998, the income tax provision reflects primarily taxes on U.S. operations as the Canadian operation income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the 40 week period of fiscal 1998, the Company reversed $8.9 million of the Canadian valuation allowance.


3) FOOD BASICS FRANCHISING

   As of December 4, 1999, the Company served 62 Food Basics franchised stores in Canada. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $383 million and $296 million for the 40 week periods ended in fiscal years 1999 and 1998, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee, mainly representing the reimbursement of costs incurred to provide such services.
                                      8



   Included in other assets are Food Basics franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $45.7 million and $36.4 million at December 4, 1999 and February 27, 1999, respectively.

   The inventory notes are collateralized by the inventory in the stores, while the equipment lease receivables are collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.3 million and $2.1 million are included in accounts receivable at December 4, 1999 and February 27, 1999, respectively.

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


4) NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the statement of operations.

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

   As of February 27, 1999, the Company had closed and terminated operations with respect to the warehouses and the coffee plant. The volume associated with the two warehouses has been transferred to other warehouses in close geographic proximity. Further, the manufacturing processes of the coffee plant have been transferred to the Company's remaining coffee processing facility. The processing associated with the Canadian bakery has been outsourced effective January 1999.

   In addition, on December 8, 1998, the Company's Board of Directors approved a plan which included the exit of 127 underperforming stores throughout the United States and Canada and the disposal of two other properties. Included in the 127 stores are 31 stores representing the entire Richmond, Virginia market. Further on January 28, 1999, the Board of Directors approved the closure of five additional underperforming stores. In connection with the Company's plan to exit these 132 stores and the write-down of two properties, the Company recorded a charge in the fourth quarter of fiscal 1998 of approximately $215 million. This $215 million charge consisted of $8 million of severance, $1 million of facilities occupancy costs, $114 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of anticipated sublease recoveries, which extend through fiscal 2028, an $83 million write-down of store fixed assets and a $9 million write-down to their estimated fair value of the two properties which are held for sale. To the extent fixed assets included in stores identified for closure could be utilized in other continuing stores, the Company has or will transfer those assets to continuing stores. To the extent those fixed assets cannot be transferred, the Company will scrap them and accordingly, the write-down was calculated based upon an estimated scrap value. This fourth quarter charge of $215 million was reduced by approximately $2 million in 1998 due to changes in estimates of pension withdrawal liabilities and fixed asset write-downs from the time the original charge was recorded.

   In  addition  to  the charges recorded in 1998, there  are  other  charges related to the plan which could not be accrued at February 27, 1999 because they did not meet the criteria for accrual under EITF 94-3. Such costs will be expensed as incurred as the plan is executed. In the 40 week period of fiscal 1999, the Company recorded an additional pretax charge of $11 million for severance relating to the 132 stores.


   The severance charges of all the above items totaled approximately $26 million, resulting from the termination of 2,352 employees. The Company paid $15 million of these severance costs as of December 4, 1999 and expects the remainder will be paid by the first quarter of fiscal 2000.

   On April 26, 1999, the Company announced that it had reached definitive agreements to sell 14 stores in the Atlanta, Georgia market, two of which were previously included in the Company's store exit program. In conjunction with the sale, the Company decided to exit the entire Atlanta market and close the remaining 22 stores, as well as the distribution center and administrative office. Accordingly, at the time of the announcement, the Company recorded a fiscal 1999 first quarter net pretax charge of approximately $5 million. This charge is comprised of severance of $6 million, future lease commitments of $11 million, net of a $12 million gain related to the disposition of fixed and intangible assets. The net charge is included in "Store operating, general and administrative expense". The Company paid $4 million of the total severance charge related to the Atlanta exit as of December 4, 1999 which resulted from the termination of 1,002 employees. The remaining $2 million of severance will be paid by the first quarter of fiscal year 2000.

   The following tabular reconciliation summarizes the activity related to the aforementioned charges since the beginning of the fiscal year.

                       Reserve                                      Reserve
                       Balance                                      Balance
                          at                                           at
                       February   Addi-     Utiliz-      Adjust-    December
(in thousands)         28, 1999   tion (1)  ation        ment (2)   4, 1999
--------------         --------  -------   --------      --------   --------
Store Occupancy        $114,532  $14,355   $ (2,400)(3)  $(22,195)  $104,292
Fixed Assets                  -        -       (295)          295          -
Severance and Benefits   10,066   16,310    (18,960)            -      7,416
Facilities Occupancy      4,038    3,188     (2,733)            -      4,493
                       --------  -------   --------      --------   --------
  Total                $128,636  $33,853   $(24,388)     $(21,900)  $116,201
                       ========  =======   ========      ========   ========


(1) The addition represents an increase to the store occupancy reserve for the present value interest accrued, the additional severance cost and the cost (including store occupancy, severance and facilities costs) of exiting the Atlanta market.

(2) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. The Company has made favorable progress to date in marketing and subleasing the closed stores. As a result, in the 12 and 40 week periods ended December 4,

    1999, the Company recorded a net reduction in "Store operating, general and administrative expense" of $21.9 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. This amount represents a $22.2 million reduction in "Store operating, general and administrative expense" for lower store occupancy costs resulting primarily from earlier than anticipated lease terminations and subleases. The credit is partially offset by $0.3 million of additional fixed asset write-downs resulting from lower than anticipated proceeds from the sale of fixed assets.

    Based upon current available information, Management evaluated the reserve balance as of December 4, 1999 and has concluded that it is adequate.

(3) Store occupancy utilization is comprised of $21.7 million of lease and other occupancy payments for the period, net of $19.3 million of net proceeds on the assignment of leases which was considered in the original charge recorded during fiscal 1998.

As of December 4, 1999, the Company closed all 34 stores in the Atlanta, Georgia market and 126 of the 132 other stores, including all 31 stores in the Richmond, Virginia market. The remaining 6 stores will be closed by the end of fiscal 1999.

At December 4, 1999, $45.4 million of the reserve is included in "Other accruals" and $70.8 million is included in "Other non-current liabilities" in the accompanying Consolidated Balance Sheet.

Included in the accompanying Statement of Consolidated Operations are the operating results of the 132 underperforming stores and the 34 Atlanta stores which the Company has exited. The operating results of these stores for the 12 and 40 week periods ended December 4, 1999 and December 5, 1998 are as follows:


(in thousands)      12 Weeks Ended         40 Weeks Ended
--------------    -------------------    -------------------
                   Dec. 4,    Dec. 5,     Dec. 4,     Dec. 5,
                     1999       1998        1999        1998
                  --------   --------    --------    --------
Sales             $13,451    $251,818    $198,473    $853,867
                  ========   ========    ========    ========
Operating Loss    $(3,559)   $ (8,029)   $(29,690)   $(26,100)
                  =======    ========    ========    ========

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

The accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's Fiscal 1998 Annual Report. The Company measures segment performance based upon operating profit.


Interim information on segments is as follows:

(in thousands)

40 Week Period
Fiscal 1999
------------------                U.S.           Canada           Total
                                           --------------------
                                 Retail    Retail     Wholesale   Company
                               ----------  ---------- --------- ----------
Sales                          $6,105,177  $1,242,099 $382,954  $7,730,230
Depreciation and amortization     155,528      21,080        -     176,608
Operating income                   41,843      18,164   12,735      72,742
Interest expense                  (52,199)    (10,413)       -     (62,612)
Interest income                       293       1,957    2,358       4,608
(Loss) income before taxes        (10,063)      9,708   15,093      14,738
Total assets                    2,703,497     551,700   68,857   3,324,054
Capital expenditures              315,340      52,482        -     367,822





40 Week Period
Fiscal 1998
-------------------               U.S.           Canada           Total
                                           --------------------
                                 Retail    Retail     Wholesale   Company
                               ----------  ---------  --------- ----------
Sales                          $6,306,935  $1,150,289 $295,811  $7,753,035
Depreciation and amortization     163,265      18,177        -     181,442
Operating income                   45,853      16,943    8,339      71,135
Interest expense                  (43,112)     (9,913)       -     (53,025)
Interest income                       602       2,081    2,503       5,186
Income before taxes                 3,343       9,111   10,842      23,296
Total assets                    2,718,664     430,248   54,794   3,203,706
Capital expenditures              259,736      48,139        -     307,875


7) LITIGATION

Reference should be made to Item 1, "Legal Proceedings" in Part II of this Quarterly Report for an update on litigation matters.


               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       12 WEEKS ENDED DECEMBER 4, 1999
                      ---------------------------------
OPERATING RESULTS

Sales for the third quarter ended December 4, 1999 of $2.33 billion decreased approximately $12 million or 0.5% from the prior year third quarter amount. The decrease is attributable to the closure of 212 stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1998, which reduced total sales by approximately $283 million, as well as a decrease in sales of $4 million in the Company's Compass Foods Division. The decrease is partially offset by 55 new stores, excluding replacement stores, since the beginning of the third quarter of fiscal 1998 which added approximately $158 million to sales in the third quarter of fiscal 1999. In addition, wholesale sales to the Food Basics franchised stores increased $29 million, exclusive of the Canadian exchange rate effect. An increase in the Canadian exchange rate improved third quarter fiscal 1999 sales by $21 million. In addition, same store sales ("same store sales" referred to herein include replacement stores) increased $67 million from the same period last year.

Average weekly sales per supermarket were approximately $247,100 versus $209,900 for the corresponding period of the prior year resulting in a 17.7% increase. Same store sales for Canadian operations increased 5.4% from the prior year and same store sales for U.S. operations increased 3.6% from the prior year.

Gross margin as a percent of sales increased to 29.00% for the third quarter of fiscal 1999 from 28.99% for the third quarter of fiscal 1998. The gross margin dollar decrease of approximately $3 million resulted from a decrease in sales volume, which impacted gross margin by $14 million, exclusive of the effect of the change in the Canadian exchange rate. The decrease is partially offset by an increase of $6 million from an increase in the gross margin rate as well as an increase of $5 million from the effect of the change in the Canadian exchange rate. The U.S. operations gross margin decreased $19 million, comprised of a decrease of $28 million due to a decrease in sales volume, partially offset by an increase of $9 million due to an increase in the gross margin rate. The Canadian operations gross margin increased $16 million, comprised of an increase of $14 million due to an increase in sales volume and an increase of $5 million due to the effect of the change in the Canadian exchange rate, partially offset by a decrease of $3 million from a decrease in the gross margin rate.

Store operating, general and administrative expense decreased $61 million compared to the corresponding period of the prior year. The decrease is due principally to the reduction in occupancy and labor expenses as a result of store closings as well as a net decrease in charges relating to the exit programs. In the third quarter of 1999, the Company recorded a net credit of $5.2 million representing a $21.9 million reversal of Project Great Renewal charges originally recorded in 1998, partially offset by $16.7 million of costs related to the exit plans. The net credit of $5.2 million compares to a special charge of $30.6 million for strategic initiatives recorded in the corresponding period of 1998.

As of December 4, 1999, the Company closed 126 of the 132 stores identified as part of Project Great Renewal and 34 stores relating to the Atlanta store exit program. The remaining 6 stores will be closed by the end of fiscal 1999. Further, during the fourth quarter of fiscal 1999, the Company expects to incur pretax losses relating to Project Great Renewal ranging between $20 and $25 million which are not currently accruable. These amounts include operating losses of the remaining 6 stores prior to closure, employee termination costs which have not been communicated to the affected employees as of December 4, 1999, and costs related to the conversion of stores to the Food Basics format.

Interest expense increased $4 million from the corresponding period of the previous year, primarily due to the additional present value interest related to the future lease obligations of the store exit programs as well as the issuance of $200 million 9.375% senior quarterly interest bonds on August 6, 1999.

Income before income taxes for the third quarter ended December 4, 1999 was $37 million compared to a loss of $16.4 million for the comparable period in the prior year for an increase of $53.4 million. The higher income is attributable principally to a reduction in occupancy and labor expenses as a result of store closings and a net credit in fiscal 1999, as discussed above, compared to a charge in fiscal 1998 related to initiatives under the Company's Project Great Renewal, partially offset by an increase in interest expense.

The income tax expense recorded in the third quarter of fiscal 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign operations. The effective tax rate for the third quarter of fiscal 1999 was 42.4%. The third quarter fiscal 1998 income tax provision mainly reflects taxes on U.S. income, as the Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the third quarter of fiscal 1998, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance in the amount of $1.2 million. Although Canada generated pretax earnings in the third quarter of fiscal 1998, at December 5, 1998, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items. During the fourth quarter of fiscal 1998, the Company determined that due to the actions taken as part of its strategic initiatives under Project Great Renewal, it was more likely than not that the deferred tax asset would be realized. Accordingly, the Company reversed the remaining portion of the valuation allowance amounting to approximately $60 million during the fourth quarter of fiscal 1998.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       40 WEEKS ENDED DECEMBER 4, 1999
                      ---------------------------------

OPERATING RESULTS

Sales for the 40 weeks ended December 4, 1999 of $7.73 billion decreased approximately $23 million or 0.3% from the prior year. The decrease is attributable to the closure of 242 stores, excluding replacement stores, since the beginning of the first quarter of fiscal 1998, which reduced total sales by approximately $837 million, as well as a decrease in sales of $13 million in the Company's Compass Foods Division. The decrease is partially offset by 62 new stores, excluding replacement stores, since the beginning of the first quarter of fiscal 1998, which added approximately $457 million to sales in the 40 week period of fiscal 1999. In addition, wholesale sales to the Food Basics franchised stores increased $85 million, exclusive of the effect of the Canadian exchange rate. An increase in the Canadian exchange rate improved sales by $5 million in the 40 week period of fiscal 1999. In addition, same store sales increased $280 million from the same period last year.

Average weekly sales per supermarket were approximately $241,100 versus $206,800 for the corresponding period of the prior year resulting in a 16.6% increase. Same store sales for Canadian operations increased 6.7% from the prior year while same store sales for U.S. operations increased 4.1% from the prior year.

Gross margin as a percent of sales decreased 30 basis points to 28.58% from 28.88% for the prior year. Margins were negatively impacted by accelerated inventory markdowns in stores that were identified for closure under Project Great Renewal and the exit of the Atlanta market during the first quarter of fiscal 1999. The gross margin dollar decrease of $30 million resulted from a decrease in sales volume, which impacted gross margin by $20 million, and a decrease of $11 million from the decrease in the gross margin rate. The decrease was partially offset by an increase of $1 million from the effect of the change in the Canadian exchange rate. The U.S. operations gross margin decrease of $63 million resulted from a decrease in sales volume, which impacted gross margin by $61 million, and a decrease of $2 million from a decrease in the gross margin rate. The Canadian operations gross margin increase of $33 million resulted from an increase in sales volume, which impacted gross margin by $41 million, and an increase of $1 million
from  the effect  of  the  change  in the Canadian exchange rate.   The
decrease was partially offset by a decrease of $9 million from a decrease in the gross margin rate.

Store operating, general and administrative expense decreased $32 million or 33 basis points to 27.64% from 27.97% in the corresponding period of the prior year. The decrease is due principally to a reduction in occupancy and labor expenses as a result of store closings, partially offset by an increase in net charges for strategic initiatives of $66 million. In the fiscal 1999 40 week period, the Company included net charges of $100.7 million in store operating, general and administrative expense representing $122.6 million of costs related to the Project Great Renewal and Atlanta exit plans, partially offset by a $21.9 million reversal of Project Great Renewal charges originally recorded in 1998. The significant costs in the Project Great Renewal plan are severance of $11 million which could not be accrued in fiscal 1998 because it did not meet the criteria under EITF 94-3, professional fees of $14 million associated with the implementation of the store exit program, transitionally higher labor costs of $10 million and costs of $10 million for the conversion of additional stores to the Food Basics format. The costs of exiting the Atlanta market consists of severance of $6 million and store occupancy cost of $11 million which relates principally to the present value of future lease obligations, net of a $12 million gain that resulted from the disposition of fixed and intangible assets. The net special charge of $100.7 million compares to a special charge of $34.7 million for strategic initiatives recorded in the corresponding period of 1998.

Interest expense for the 40 weeks ended December 4, 1999 increased approximately $10 million from the corresponding period of the prior year, primarily due to the present value interest related to the future lease obligations of the store exit programs as well as the issuance of $200 million 9.375% senior quarterly interest bonds on August 6, 1999.

Income before income taxes for the 40 week period ended December 4, 1999 was approximately $15 million compared to approximately $23 million for the comparable period in the prior year for a decrease of approximately $8 million. The lower income is attributable to initiatives under the
Company's Project Great Renewal, exiting the Atlanta market in the first quarter of fiscal 1999, an increase in interest expense, partially offset by the effects of a reduction in occupancy and labor expenses relating to store closings.

The income tax expense recorded for the 40 week period of fiscal 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign operations. The effective tax rate for the 40 week period of fiscal 1999 was 51.2%. The 40 week period of fiscal 1998 income tax provision mainly reflects taxes on U.S. income, as the Canadian income tax expense was principally offset by the reversal of its deferred tax asset valuation allowance. During the 40 week period of fiscal 1998, the Canadian operations generated pretax earnings and reversed a portion of the valuation allowance in the amount of $8.9 million. Although Canada generated pretax earnings during the 40 week period of fiscal 1998, at December 5, 1998, the Company was unable to conclude that the Canadian deferred tax assets were more likely than not to be realized. This conclusion was based in part on Management's assessment of the competitive Canadian marketplace and the level of the Canadian pretax earnings, which for financial statement purposes is higher than the taxable income for tax purposes due to differences between the financial statement and income tax treatment of certain items.


LIQUIDITY AND CAPITAL RESOURCES

The  Company  ended the third quarter with working capital  of  $70  million compared to $90 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $106 million at the end of the third quarter of fiscal 1999 compared to $137 million as of fiscal 1998 year end. Short-term investments were approximately $9 million and $25 million at December 4, 1999 and February 27, 1999, respectively. The decrease in working capital is also attributable to the increase in accounts payable, primarily driven by increased purchases due to seasonality. The working capital decrease is partially offset by an increase in prepaid expenses and other assets due to a change in classification in deferred taxes from long-term to short-term.

On August 6, 1999, the Company issued $200 million aggregate principal amount 9.375% Senior Quarterly Interest Bonds due August 1, 2039. The Company used the net proceeds from the issuance of the bonds to repay borrowings under its revolving credit facility, to finance the purchase of 16 stores, (6 in the United States and 10 in Canada) and for working capital and general corporate purposes.

The Company has an unsecured five year $499 million Revolving Credit Agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of a U.S. portion amounting to $465 million and a Canadian portion amounting to C$50 million (U.S. $34 million at December 4, 1999). As of December 4, 1999, the Company had approximately $44 million outstanding borrowings under the Credit Agreement. Accordingly, as of December 4, 1999, the Company had $455 million available under the Credit Agreement. Borrowings under the agreement during the 40 week period were subject to interest at the weighted average rate of 5.5%.

In addition to the Credit Agreement, the Company has various uncommitted lines of credit with several banks totaling $179 million. As of December 4, 1999, the Company had $19 million outstanding and $160 million available in uncommitted lines of credit.

The Company's Credit Agreement and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company was in compliance with all such covenants as of December 4, 1999.

The Company's existing senior debt rating was BBB- with Standard & Poor's Ratings Group and Ba1 with Moody's Investors Service as of December 4, 1999. Rating changes could affect the availability and cost of financing to the Company.

For the 40 weeks ended December 4, 1999, capital expenditures totaled approximately $368 million, which included 46 new stores and 54 remodels and enlargements. Currently, the Company expects fiscal 1999 planned capital expenditures of approximately $485 million.

These available cash resources, together with cash generated from operations, are sufficient for the Company's capital expenditure program, mandatory scheduled debt repayments and dividend payments for the remainder of fiscal 1999.


MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $775 million in notes as of December 4, 1999 and $575 million as of February 27, 1999. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit as interest is based on LIBOR. As of December 4, 1999, there were no outstanding borrowings subject to interest rate fluctuations.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. Based upon historical Canadian currency movement, the Company does not believe that reasonably possible near-term changes in the Canadian currency of 10% will result in a material effect on future earnings, financial position or cash flows of the Company.

The Company entered into a five year cross-currency swap agreement to hedge five year notes in Canada that are denominated in U.S. dollars. The Company does not have any currency risk regarding the Canadian five year notes. The Company is exposed to currency risk in the event of default by the counterparty. Such default is remote, as the counterparty is a widely recognized and reputable investment banker. The fair value of the cross-currency swap agreement was favorable to the Company by $5.7 million and $6.9 million as of December 4, 1999 and February 27, 1999, respectively. A 10% change in the Canadian exchange rates would have resulted in the fair value fluctuating approximately $6.8 million at December 4, 1999 and $6.5 million at December 5, 1998.



Year 2000 Compliance

The Company reviewed the entire range of its operations relating to Year 2000 issues. Remediation and testing are complete for both information technology ("IT") and non-IT mission critical areas that required attention and resources to be Year 2000 compliant. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those relating to vendors, have been resolved. However, to date, the Company has not experienced any significant disruptions in its operations relating to Year 2000 issues.

The costs to address the Company's Year 2000 issues were approximately $10 million. Substantially all of these costs have been incurred as of December 4, 1999.

Although  the  Company has determined that its major vendors are  Year  2000 compliant and the Company has not experienced any significant Year 2000 related issues with its vendors to date, there still is risk of possible failure by vendors to respond to Year 2000 issues. The Company has a contingency plan in place to mitigate the potential effects, if any, that may arise out of such failure.


CAUTIONARY NOTE

This report contains certain forward-looking statements about the future performance of the Company which are based on Management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food industry, generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure program on satisfactory terms; supply or quality control problems with the Company's vendors; changes in economic conditions which affect the buying patterns of the Company's customers; and the ability of the Company and its vendors, financial institutions and others to resolve potential Year 2000 processing issues in a timely manner.




               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York against the Company, its subsidiary Shopwell, Inc., et. al., The People of the State of New York v. Chelsea Trucking Inc., et. al., Index No. 00400176. The complaint alleges that defendants violated certain New York statutes and regulations by failing to pay minimum and overtime wages to individuals who deliver groceries at a Food Emporium store in New York City and by making improper deductions from wages paid to those individuals. The complaint seeks a determination that defendants have willfully violated the applicable state law, an unspecified amount of restitution of all underpayments resulting from such violations, an injunction and costs.

         On January 13, 2000, a purported class action lawsuit was filed against the Company, its subsidiary Shopwell, Inc., and others in the United States District Court for the Southern District of New York, Faty Ansoumana, et. al. v. Gristedes Operating Corp., et. al., 00 Civ. 0253. Plaintiffs bring the action on behalf of an alleged class consisting of all persons who worked for defendants as delivery persons and/or dispatchers at any time after January 13, 1994. Plaintiffs allege that defendants violated the Federal Labor Standards Act and the New York Labor Law by failing to pay minimum and overtime wages, and by retaliating against individuals who complained about such violations. The complaint seeks a declaration that defendants have violated applicable federal and state laws, an award of an unspecified amount of unpaid wages, liquidated damages under 29 U.S.C. Section 216, interest and costs, including attorneys' fees.

         The Company plans to vigorously defend both claims, on the ground, among others, that the individuals in question were not employees of the Company.




         The action entitled Shirley A. Lang, et. al. v. Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc., was tried to a Madison, Wisconsin jury during the week commencing August 9,
         1999.   The issue before the jury was the alleged violation of  the
         Federal Equal Pay Act stemming from the complaint that Kohl's produce clerk and produce manager positions allegedly pay more than Kohl's bakery and deli clerk and manager positions, but allegedly
         require   no  greater  skill  than  the  produce  positions.    The
         plaintiffs sought lost wages, punitive damages and other benefits, costs and attorney's fees and other relief. In July the court had granted summary judgment to the defendants in respect of the alleged violations of the Civil Rights Act of 1964 ("Title VII"), arising out of the same produce/bakery deli pay differential allegations.

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


Item 5.  Other Information
         -----------------
         None.




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None.




               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date:  January 18, 2000   By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)





