Form 10-K
period 2000-02-26
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2000-05-24
CIK 43300

Conformed Copy

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               Commission file number 1-4141
February 26, 2000
-----------------
                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                ----------------------------------------------
           (Exact name of registrant as specified in its charter)

                  MARYLAND                          13-1890974
                  --------                          ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)

 2 Paragon Drive, Montvale, New Jersey                      07645
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      201-573-9700
                                                        ------------
Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of each exchange on
Title of each class                                  which registered
-------------------                             ------------------------
Common Stock - $1 par value                     New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                    None
   -----------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  X      No
                                                  --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----
The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 8, 2000 was $315,331,621.

The number of shares of common stock outstanding at May 8, 2000 was 38,367,216.

                    Documents Incorporated by Reference
   ---------------------------------------------------------------------

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7 and 8 are incorporated by reference from the Registrant's 1999 Annual Report to Shareholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 26, 2000, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.


PART I

ITEM 1.  Business

General


The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 750 stores averaging approximately 35,900 square feet per store as of February 26, 2000. In addition, the Company began franchising as wholesaler, its Canadian Food Basics stores in fiscal 1995. As of February 26, 2000, the Company served as wholesaler to 65 franchise stores in Canada averaging approximately 29,400 square feet per store. On the basis of reported sales for fiscal 1999, the Company believes that it is one of the 10 largest retail food chains in the United States and that it had the largest market share in metropolitan New York and Detroit, and the second largest market share in the Province of Ontario, the Company's largest single markets in the United States and Canada.

Operating under the trade names A&P, Super Fresh, Sav-A-Center, Farmer Jack, Kohl's, Waldbaum's, Super Foodmart, Ultra Food & Drug, Dominion, Food Basics, The Barn Markets and Food Emporium, the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of its retail operations, the Company also operates one coffee roasting plant in the United States. Through its Compass Foods Division, the Company manufactures and distributes a line of whole bean coffees under the Eight O'Clock, Bokar and Royale labels, for sale through its own stores as well as other food and convenience retailers. The other private label products sold in the Company's stores are sold under the Company's own brand names which include America's Choice, Master Choice, Health Pride, Savings Plus and The Farm.

Building upon a broad base of A&P supermarkets, the Company has historically expanded and diversified within the retail food business through the acquisition of other supermarket chains and the development of several alternative store types. The Company now operates its stores with merchandise, pricing and identities tailored to appeal to different segments of the market, including buyers seeking gourmet and ethnic foods, unusual produce, a wide variety of premium quality private label goods and health and beauty aids along with the array of traditional grocery products.

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its operations including retail stores, warehousing and distribution facilities, supply logistics and processes. In support of its modernizing program, on March 13, 2000, the Company announced Phase II of its Great Renewal-supply chain initiative, to develop a state of the art supply chain and business management infrastructure over the next four years.

During fiscal 1999, the Company expended approximately $480 million for capital projects which included 54 new supermarkets, 14 new franchised stores and 59 remodels or enlargements. The Company's plans for fiscal 2000 anticipate capital expenditures of approximately $560 million, including $60 million relating to the supply chain initiative and $500 million relating to ongoing capital projects which include the opening of 50 to 60 new supermarkets and the remodeling or expansion of up to 65 stores. In addition, the Company plans to continue with similar levels of capital expenditures in fiscal 2001 and several years thereafter.

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

Employees

As of February 26, 2000, the Company had approximately 80,900 employees, of which 70% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained in the 1999 Annual Report to Shareholders on pages 36 through 40, 42, 43 and 46 and is herein incorporated by reference.


ITEM 2.  Properties

At February 26, 2000, the Company operated 750 retail stores and serviced 65 franchised stores. Approximately 10% of the Company's stores are owned, while the remainder are leased. These stores are geographically located as follows:

Company Stores:
          New England States:
            Connecticut                 40
            Massachusetts               18
            New Hampshire                1
            Vermont                      2
                                      ----
              Total                     61
          Middle Atlantic States:
            District of Columbia         1
            Delaware                     8
            Maryland                    43
            New Jersey                 104
            New York                   148
            Pennsylvania                30
                                      ----
              Total                    334
          Midwestern States:
            Michigan                   100
            Wisconsin                   36
                                      ----
              Total                    136
          Southern States:
            Louisiana                   21
            Mississippi                  5
            North Carolina               1
            Virginia                    12
                                      ----
              Total                     39
                                      ----
              Total United States      570
                                      ----
          Ontario, Canada              180
                                      ----
              Total Stores             750
                                      ====

Franchised Stores:
          Ontario, Canada               65
                                      ----
              Total Franchised Stores   65
                                      ====


The total area of all Company operated retail stores is approximately 27 million square feet averaging approximately 35,900 square feet per store. Excluding liquor and Food Emporium stores, which are generally smaller in size, the average store size is approximately 38,000 square feet. The total area of all franchised stores is approximately 1.9 million square feet averaging approximately 29,400 square feet per store. The 54 new supermarkets opened in fiscal 1999 had a range in size from 21,500 to 79,900 square feet, with an average size of approximately 48,600 square feet. The stores built by the Company over the past several years and those planned for fiscal 2000, generally range in size from 50,000 to 65,000 square feet with an average of approximately 58,000 square feet. The selling area of new stores is approximately 73% of the total square footage.

The Company operates one coffee roasting plant in the United States. In addition, the Company maintains 14 warehouses that service its store network. These warehouses are geographically located as follows:

Company Warehouses
------------------
          Indiana                        1
          Louisiana                      1
          Maryland                       1
          Michigan                       2
          New Jersey                     2
          New York                       2
          Pennsylvania                   1
          Wisconsin                      1
                                      ----
              Total United States       11
                                      ----
          Ontario, Canada                3
                                      ----
              Total Warehouses          14
                                      ====

The net book value of real estate pledged as collateral for all mortgage loans amounted to approximately $9 million as of February 26, 2000.

ITEM 3.  Legal Proceedings
--------------------------

The information required is contained in the 1999 Annual Report to Shareholders on page 45 and is herein incorporated by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.


PART II
-------

ITEM 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
         Matters
         -------

The information required is contained in the 1999 Annual Report to Shareholders on pages 47, 50 and 54 and is herein incorporated by reference.

ITEM 6.  Selected Financial Data
--------------------------------

The information required is contained on page 50 of the 1999 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 7.  Management's Discussion and Analysis
---------------------------------------------

The information required is contained in the 1999 Annual Report to Shareholders on pages 20 through 27 and is herein incorporated by reference.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information required is contained in the 1999 Annual Report to Shareholders on pages 26 and 27 and is herein incorporated by reference.


ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the pages included herein by reference, the Company's 1999 Annual Report to Shareholders is not deemed to be filed as part of this report.

(b) Selected Quarterly Financial Data: The information required is contained on page 47 of the 1999 Annual Report to Shareholders and is herein incorporated by reference.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------
None

PART III
--------

ITEMS 10 and 11.  Directors and Executive Officers of the Registrant and
------------------------------------------------------------------------
                  Executive Compensation
                  ----------------------

Executive Officers of the Company
---------------------------------

        Name        Age             Current Position
        ----        ---             ----------------

Christian W.E. Haub   35  President and Chief Executive Officer

Fred Corrado          59  Vice Chairman of the Board and Chief Financial
                          Officer
Michael J. Larkin     58  Senior Executive Vice President - Chief Operating
                          Officer
George Graham         50  Executive Vice President - Chief Merchandising
                          Officer
William P. Costantini 52  Senior Vice President - General Counsel &
                          Secretary
John P. Dunne         61  Non-Executive Chairman - The Great Atlantic &
                          Pacific Company of Canada, Limited
Nicholas L. Ioli, Jr. 56  Senior Vice President - Chief Information Officer

Laurane S. Magliari   49  Senior Vice President - People Resources and
                          Services
William McEwan        43  President and Chief Executive Officer - Atlantic
                          Region Operations
Brian Pall            41  Senior Vice President - Chief Development Officer

Cheryl M. Palmer      42  Senior Vice President - Strategic Marketing

Brian Piwek           53  President and Chief Executive Officer - The
                          Great Atlantic & Pacific Company of Canada,
                          Limited
Craig C. Sturken      56  Chairman and Chief Executive Officer - Midwestern
                          Operations


Executive officers of the Company are chosen annually and serve at the pleasure of the Chief Executive Officer with the consent of the Board of Directors.

Mr. Haub was elected a director on December 3, 1991, President and Chief Operating Officer of the Company on December 7, 1993 and Co-Chief Executive Officer on April 2, 1997. He was elected to his current position effective May 1, 1998. He is a member of the Executive Committee and an ex officio member of the Finance and Retirement Benefits Committees.

Mr. Corrado has been a director since 1990. He is Vice Chairman of the Executive Committee and a member of the Finance and Retirement Benefits Committees. During the past five years, Mr. Corrado also served as Treasurer and Executive Vice President of the Company.

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

Mr. Costantini was elected Senior Vice President, General Counsel & Secretary effective April 24, 2000. Prior to joining the Company and for the past five years, Mr. Costantini was successively Executive Vice President & General Counsel of Olsten Corporation and Senior Vice President & General Counsel of Olsten.

Mr. Dunne was appointed Non-Executive Chairman of The Great Atlantic & Pacific Company of Canada, Limited on February 14, 2000. Prior thereto and for the past five years, Mr. Dunne was successively Chairman and Co-Chief Executive Officer, Chairman and Chief Executive Officer, President and Chief Operating Officer and Vice Chairman and Chief Merchandising Officer of The Great Atlantic & Pacific Company of Canada, Limited. Mr. Dunne also served as Chairman and Chief Executive Officer of Food Basics, Limited from December 1995 through September 1996.

Mr. Ioli was elected Senior Vice President - Chief Information Officer on July 13, 1999. Prior to joining the Company and for the past five years, Mr. Ioli was Vice President, Chief Information Officer, Citizens Utilities Company.

Ms. Magliari was elected Senior Vice President, People Resources and Services on February 16, 1999. Prior to joining the Company and for the past five years, Ms. Magliari was successively Vice President, Human Resources, Publishers Clearing House and Vice President, Global Marketing, The Chase Manhattan Bank.

Mr. McEwan was appointed President and Chief Executive Officer of the Company's Atlantic Region effective the beginning of fiscal year 2000. Prior to assuming his present position and for the past five years, he was successively President and Chief Merchandising Officer and Executive Vice President, Merchandising and Procurement of The Great Atlantic and Pacific Company of Canada, Limited.

Mr. Pall was appointed Chief Development Officer of the Company on May 1, 2000. Prior thereto and for the past five years, Mr. Pall was successively Senior Vice President, Development and Corporate Vice President, Real Estate Development.

Ms. Palmer was appointed Senior Vice President, Strategic Marketing on May 3, 1999. Prior to joining the Company and for the past five years, Ms. Palmer was successively Group Vice President/General Manager for Allied Domecq Spirits & Wines and held various management positions for Cadbury Beverages, Inc.

Mr. Piwek was appointed President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited on February 14, 2000. Prior thereto and for the past five years, Mr. Piwek was successively Vice Chairman and Co-Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited and President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

Mr. Sturken was appointed Chairman and Chief Executive Officer - Midwestern Operations on April 7, 1997. Prior thereto and for the past five years, Mr. Sturken was successively Group Vice President Michigan and Chairman and Chief Executive Officer - The Great Atlantic & Pacific Company of Canada, Limited.

Mr. Peter O'Gorman, Executive Vice President, International Store and Product Development resigned from the Company effective May 28, 1999.

Mr. Robert Ulrich, Senior Vice President, General Counsel and Secretary retired from the Company effective May 18, 2000.

Mr. Aaron Malinsky, Vice Chairman and Chief Development Officer resigned from the Company, effective May 12, 2000.

The Company has filed with the Commission since the close of its fiscal year ended February 26, 2000 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears on pages 1 through 12 and is incorporated by reference from the Company's fiscal 1999 definitive proxy statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The information required is contained in the Company's fiscal 1999 definitive proxy statement on pages 1 and 5 and is herein incorporated by reference.



ITEM 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required is contained in the Company's fiscal 1999 definitive proxy statement on pages 1 and 7 and is herein incorporated by reference.


PART IV
-------
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

  (a)  Documents filed as part of this report
       --------------------------------------

    1) Financial Statements: The financial statements required by Item 8, are included in the fiscal 1999 Annual Report to Shareholders. The following required items, appearing on pages 28 through 49 of the 1999 Annual Report to Shareholders, are herein incorporated by reference:

         Statements of Consolidated Operations
         Statements of Consolidated Shareholders' Equity and Comprehensive Income (Loss)
         Consolidated Balance Sheets
         Statements of Consolidated Cash Flows
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

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

          4)   Instruments defining the      Exhibit 4.1 to Form 8-K
               rights of security holders,   dated as of January 1, 1991
                                             including indentures *

          9)   Not Applicable

        10)    Material Contracts
               a) Management Compensation    Exhibit 10)b) to Form 10-K
                  Agreements                 for the fiscal years ended
                                             February 25, 1989,
                                             February 24, 1990, and
                                             Exhibit 10)a) for the fiscal
                                             years ended
                                             February 26, 1994,
                                             February 25, 1995,
                                             February 22, 1997,
                                             February 28, 1998,
                                             February 27, 1999 and attached

               b) Supplemental Executive     Exhibit 10)b) to Form 10-K
                  Retirement Plan, amended   for the fiscal years ended
                  and restated               February 27, 1993 and
                                             February 28, 1998

               c) 1984 Stock Option Plan,    Exhibit 10)e) to Form 10-K
                  as amended                 for the fiscal year ended
                                             February 23, 1991




* Agreements with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis shall be furnished to the Commission on request.




     Exhibit                                 Incorporated by reference
     Numbers      Description                (If applicable)
     -------      -----------                -------------------------
        10) d) 1994 Stock Option Plan        Exhibit 10)e) to Form 10-K
                                             for the fiscal year ended
                                             February 25, 1995

            e) 1994 Stock Option Plan        Exhibit 10)f) to Form 10-K
               for Non-Employee Directors    for the fiscal year ended
                                             February 25, 1995

            f) Directors' Deferred           Exhibit 10)h) to Form 10-K
               Payment Plan                  for the fiscal year ended
                                             February 22, 1997

            g) Competitive Advance and       Exhibit 10) to Form 8-K
               Revolving Credit Facilities   filed on June 12, 1997;
               Agreement dated as of         Exhibit 10)I to Form 10-K
               June 10, 1997 and amendment   for the fiscal year ended
               dated February 17, 1999       February 27, 1999

            h) Project Great Renewal -       Exhibit 99.1) to Form 8-K
               Phase I dated as of           filed December 9, 1998;
               December 8, 1998; Phase II    Exhibit 99) to Form 8-K
               dated March 13, 2000          filed March 24, 2000

            i) 1998 Long Term Incentive      Exhibit 10)k to Form 10-K
               and Share Award plan          for the fiscal year ended
                                             February 27, 1999




       Exhibit                               Incorporation by reference
       Numbers    Description                (If applicable)
       -------    -----------                --------------------------


         11)      Not Applicable

         12)      Not Applicable

         13)      1999 Annual Report to Shareholders

         18)      Not Applicable

         21)      Subsidiaries of Registrant

         22)      Not Applicable

         23)      Independent Auditors' Consent

         24)      Not Applicable

         27)      Financial Data Schedule

         28)      Not Applicable


(b)   Reports on Form 8-K
      ---------------------

      On March 24, 2000, the Company filed Form 8-K with the Securities and Exchange Commission with respect to Phase II of its Project "Great Renewal" program (Great Renewal - Phase II). The Company engaged IBM Corporation and Retek Inc., food and drug retailing industry systems consultants, along with a team of Company executives, to help develop a state of the art supply chain and business management infrastructure. Great Renewal - Phase II is intended to modernize the Company's operating facilities, improve efficiency in its processes, enhance growth and be a catalyst that guides the Company toward a competitive position in the North America food retailing business.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Great Atlantic & Pacific Tea Company, Inc.
                              ----------------------------------------------
                                             (registrant)


Date:  May 16, 2000           By:            /s/ Fred Corrado
                              ---------------------------------------------
                                             (Signature)
                                             Fred Corrado
                                       Vice Chairman of the Board and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ James Wood                   Chairman of the Board and Director
---------------
James Wood


/s/ Christian W.E. Haub          President, Chief Executive Officer and
-----------------------          Director
Christian W.E. Haub


/s/ Fred Corrado                 Vice Chairman of the Board,
----------------                 Chief Financial Officer and Director
Fred Corrado


/s/ John D. Barline              Director
-------------------
John D. Barline


/s/ Rosemarie Baumeister         Director
------------------------
Rosemarie Baumeister


/s/ Helga Haub                   Director
--------------
Helga Haub


/s/ Barbara Barnes Hauptfuhrer   Director
------------------------------
Barbara Barnes Hauptfuhrer




/s/ Dan Kourkoumelis             Director
--------------------
Dan Kourkoumelis


/s/ Edward Lewis                 Director
----------------
Edward Lewis


/s/ William A. Liffers           Director
----------------------
William A. Liffers


/s/ Richard L. Nolan             Director
----------------------
Richard L. Nolan


/s/ Fritz Teelen                 Director
----------------------
Fritz Teelen


/s/ R.L. "Sam" Wetzel            Director
---------------------
R.L. "Sam" Wetzel

The above-named persons signed this report on behalf of the registrant on May 16, 2000.




   /s/ Kenneth A. Uhl    Vice President, Controller         May 16, 2000
 ---------------------                                    ---------------
   Kenneth A. Uhl                                              Date