Form 10-Q
period 2000-06-17
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2000-07-31
CIK 43300

Conformed Copy



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended June 17, 2000             Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 17, 2000
            -----                      ----------------------------

Common stock - $1 par value                       38,347,216 shares

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF CONSOLIDATED OPERATIONS
         (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)

                                            16 Weeks Ended
                                       June 17,         June 19,
                                         2000             1999
                                      ----------       ----------

Sales                                $ 3,199,820       $3,113,722
Cost of merchandise sold              (2,280,475)      (2,242,133)
                                      ----------       ----------
Gross margin                             919,345          871,589
Store operating, general and
 administrative expense                 (881,532)        (881,299)
                                      ----------       ----------
Income (loss) from operations             37,813           (9,710)
Interest expense                         (28,936)         (24,394)
Interest income                            1,864            1,778
                                      ----------       ----------
Income (loss) before income taxes         10,741          (32,326)
(Provision) benefit for income taxes      (5,157)          12,780
                                      ----------       ----------
Net income (loss)                     $    5,584       $  (19,546)
                                      ==========       ==========
Earnings per share:
  Net income (loss) per share-basic
    and diluted                       $      .15       $     (.51)
                                      ==========       ==========

Weighted average number of
  common shares outstanding           38,347,216       38,319,015

Common stock equivalents                  47,262           94,442
                                      ----------       ----------
Weighted average number of
  common and common equivalent
  shares outstanding                  38,394,478       38,413,457
                                      ==========       ==========





                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                         COMPREHENSIVE INCOME (LOSS)
                         ---------------------------
                (Dollars in thousands, except share amounts)
                                 (Unaudited)


                                         Una-               Accumu-
                                         mortized           lated
                                         Value              Other
                                Addi-    of Re-             Compre-   Total
                                tional   stricted           hensive   Share-
                       Common   Paid-in  Stock    Retained  Income    holders'
                       Stock    Capital  Grant    Earnings  (Loss)    Equity
                       ------   -------  ------   --------  -------   -------

First Quarter FY 2000
---------------------

Balance at beginning
  of period
  38,367,216 shares    $38,367  $457,101 $(441)   $411,861  $(60,696)$846,192

Net income                                           5,584              5,584

Other Comprehensive
 Income:
  Foreign Currency
    Translation Adjustment                                    (1,279)  (1,279)

  Minimum Pension
    Liability Adjustment                                       2,682    2,682

Forfeiture of Restricted
 Stock Grants              (20)     (631)  441                           (210)

Cash Dividends
 ($.10 per share)                                   (3,835)            (3,835)
                       -------  -------- -----    --------  --------  -------
Balance at end of
 period                $38,347  $456,470 $   -    $413,610  $(59,293) $849,134
                       =======  ======== =====    ========  ========  ========

First Quarter FY 1999
---------------------

Balance at beginning
  of period
  38,290,716 shares    $38,291  $454,971 $    -   $413,034  $(69,039) $837,257

Net loss                                           (19,546)           (19,546)

Other Comprehensive
 Income:
  Foreign Currency
    Translation
    Adjustment                                                 3,784    3,784

Exercise of Stock Options
 34,250 shares              34       901                                  935

Cash Dividends
 ($.10 per share)                                   (3,829)            (3,829)
                       -------  -------- ------   --------  --------  --------
Balance at end of
 period                $38,325  $455,872 $    -   $389,659  $(65,255)$818,601
                       =======  ======== ======   ========  ======== ========





Comprehensive Income (Loss)
---------------------------

                            First Quarter       First Quarter
                               FY 2000             FY 1999
                            --------------      -------------
Net income (loss)              $5,584              $(19,546)
 Foreign currency
  translation adjustment       (1,279)                3,784
 Minimum pension liability
  adjustment                    2,682                     -
                               ------              --------
Total Comprehensive
 Income (Loss)                 $6,987              $(15,762)
                               ======              ========



                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Dollars in thousands)

                                          June 17, 2000    Feb. 26, 2000
                                          -------------    -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $  107,115       $  124,603
   Accounts receivable                        190,153          227,078
   Inventories                                798,890          791,150
   Prepaid expenses and other assets           77,315           80,052
                                           ----------       ----------
     Total current assets                   1,173,473        1,222,883
                                           ----------       ----------

  Property:
   Property owned                           1,845,259        1,789,662
   Property leased                             91,515           94,146
                                           ----------       ----------
     Property-net                           1,936,774        1,883,808
  Other assets                                222,314          228,834
                                           ----------       ----------
  Total Assets                             $3,332,561       $3,335,525
                                           ==========       ==========




                         See Notes Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)

                                           June 17, 2000   Feb. 26, 2000
                                           --------------  -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $    3,543       $    2,382
   Current portion of obligations under
     capital leases                            11,436           11,327
   Accounts payable                           560,426          583,142
   Book overdrafts                            133,015          112,465
   Accrued salaries, wages and benefits       148,127          155,649
   Accrued taxes                               62,469           51,611
   Other accruals                             205,364          208,002
                                           ----------       ----------
     Total current liabilities              1,124,380        1,124,578
                                           ----------       ----------

  Long-term debt                              890,420          865,675
                                           ----------       ----------
  Obligations under capital leases            114,315          117,870
                                           ----------       ----------
  Other non-current liabilities               354,312          381,210
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,347,216 and 38,367,216
     shares, respectively                      38,347           38,367
   Additional paid-in capital                 456,470          457,101
   Unamortized value of
     restricted stock grant                         -             (441)
   Accumulated other comprehensive loss       (59,293)         (60,696)
   Retained earnings                          413,610          411,861
                                           ----------       ----------
   Total shareholders' equity                 849,134          846,192
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,332,561       $3,335,525
                                           ==========       ==========

                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       16 Weeks Ended
                                               June 17, 2000   June 19, 1999
                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  5,584        $(19,546)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Store/Facilities exit charge (reversal)
      and asset write-off                         (3,061)          27,920
    Environmental charge                           3,029                -
    Depreciation and amortization                 76,648           69,966
    Deferred income tax provision (benefit)        3,725          (16,397)
    Gain on disposal of owned property            (1,735)            (144)
    Decrease in receivables                       34,438           31,843
    (Increase) decrease in inventories            (9,386)          62,993
    Decrease in prepaid expenses
      and other current assets                     2,587            1,375
    Decrease (increase) in other assets              526             (791)
    Decrease in accounts payable                 (20,768)         (14,300)
    Decrease in accrued salaries,
      wages and benefits                          (4,172)          (3,460)
    Increase in accrued taxes                      8,672            6,235
    Decrease in other accruals
      and other liabilities                      (25,465)          (3,696)
    Other operating activities, net               (1,296)          (1,875)
                                               ---------        ---------
Net cash provided by operating activities         69,326          140,123
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (141,463)        (103,009)
  Proceeds from disposal of property              15,911           58,460
                                               ---------        ---------
Net cash used in investing activities           (125,552)         (44,549)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                     (12,900)         (23,100)
  Proceeds under revolving lines of credit        60,000           20,063
  Payments on revolving lines of credit          (30,000)         (67,000)
  Proceeds from long-term borrowings               9,906                -
  Payments on long-term borrowings                (1,093)          (1,615)
  Principal payments on capital leases            (3,392)          (3,588)
  Increase (decrease) in book overdrafts          20,740          (29,234)
  Proceeds from stock options exercised                -              935
  Cash dividends                                  (3,835)          (3,829)
                                               ---------        ---------
Net cash provided by (used in)
  financing activities                            39,426         (107,368)
Effect of exchange rate changes on
  cash and short-term investments                   (688)           1,243
                                               ---------        ---------
NET DECREASE IN CASH AND
   SHORT-TERM INVESTMENTS                        (17,488)         (10,551)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                         124,603          136,810
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $ 107,115        $ 126,259
                                               =========        =========

                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

  The consolidated financial statements for the 16 week period ended June 17, 2000 (first quarter of fiscal 2000) and June 19, 1999 (first quarter of fiscal 1999) are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed herein. Interim results are not necessarily indicative of results for a full year.

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

   This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1999 Annual Report on Form 10-K.

   Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2)   INCOME TAXES

   The income tax provision/benefit recorded for the first quarter of fiscal years 2000 and 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.


3)   WHOLESALE FRANCHISE BUSINESS

   As of June 17, 2000, the Company served 62 franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $188 million and $144 million for the 16 week period ended in fiscal years 2000 and 1999, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which primarily represents the reimbursement of costs incurred to provide such services.

   Included in other assets are franchising business receivables, net of allowance for doubtful accounts, amounting to approximately $54.6 million and $53.4 million as of June 17, 2000 and February 26, 2000, respectively.

   The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $4.9 million and $4.1 million are included in accounts receivable at June 17, 2000 and February 26, 2000, respectively.

   The repayment of the inventory notes and equipment leases are dependent upon positive operating results of the stores. To the extent that the franchisees incur operating losses, the Company establishes an allowance for doubtful accounts. The Company continually assesses the sufficiency of the allowance on a store by store basis based upon the operating results and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, the Company reserves the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store.


4) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the Consolidated Balance Sheets as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the Statements of Consolidated Operations.

   In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date of FASB Statement No. 133" which delays the adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". This Statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments, for certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group ("DIG") process. Certain decisions arising from the DIG process that required specific amendments to SFAS 133 were incorporated into this Statement. The Company plans to adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The Company is currently evaluating the impact this pronouncement will have on the Consolidated Financial Statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was issued to provide guidance in applying generally accepted accounting principles to the large number of revenue recognition issues that registrants encounter, including nonrefundable, up-front fees and the disclosure of judgements as to the appropriateness of the principles relating to revenue recognition accounting policies. Since the issuance of SAB 101, the Staff has received requests from a number of groups asking for additional time to determine the effects, if any, on registrants' revenue recognition practices and as such, the SEC has delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has evaluated the impact of this Staff Accounting Bulletin and has concluded that it will have no effect on the Consolidated Financial Statements. Revenue is recognized at the point of sale for retail sales. Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as earned.

   In May 2000, the Emerging Issues Task Force ("Task Force") issued
   No. 00-14 "Accounting for Certain Sales Incentives". The Task Force reached a consensus on several issues involving the accounting and income statement classification of rebates, coupons and other discounts. The Company has evaluated the impact of this issue and has concluded that it will have no effect on the accounting or classification of sales incentives since coupons are recorded upon redemption as a reduction of sales.


5) STORE AND FACILITIES EXIT COSTS - GREAT RENEWAL - PHASE I

   In May 1998, the Company initiated a vigorous assessment of all aspects of its business operations in order to identify the factors that were impacting the performance of the Company.

   As a result of the above assessment, in the third quarter of fiscal 1998, the Company decided to exit two warehouse facilities and a coffee plant in the U.S. and a bakery plant in Canada. In connection with the exit plan, the Company recorded a charge of approximately $11 million which was comprised of $7 million of severance, $3 million of facilities occupancy costs for the period subsequent to closure and $1 million to write-down the facilities to their estimated fair value.

   As of February 27, 1999, the Company had closed and terminated operations with respect to the two warehouses and the coffee plant. The volume associated with the warehouses has been transferred to other warehouses in close geographic proximity. Further, the manufacturing processes of the coffee plant have been transferred to the Company's remaining coffee processing facility. The processing associated with the Canadian bakery has been outsourced effective January 1999.

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

   This $215 million charge consisted of $8 million of severance (including pension withdrawal obligations), $1 million of facilities occupancy costs, $114 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of anticipated sublease recoveries, which extend through fiscal 2028, an $83 million write-down of store fixed assets and a $9 million write-down to estimated fair value of the two properties which are held for sale. To the extent fixed assets included in those stores identified for closure could be utilized in other continuing stores, the Company transferred those assets to continuing stores. The Company plans to scrap fixed assets that could not be transferred, and accordingly, the write-down was calculated based upon an estimated scrap value. This fourth quarter charge of $215 million was reduced by approximately $2 million in fiscal 1998 due to changes in estimates of pension withdrawal liabilities and fixed asset write-downs from the time the original charge was recorded.

   In addition to the charges recorded in 1998, there were other charges related to the plan which could not be accrued at February 27, 1999 because they did not meet the criteria for accrual under EITF 94-3. Such costs have been expensed as incurred as the plan was being executed. During fiscal 1999, the Company recorded an additional pretax charge of $11 million for severance related to the 132 stores. No additional charges were recorded in the first quarter of fiscal 2000.

   On April 26, 1999, the Company announced that it had reached definitive agreements to sell 14 stores in the Atlanta, Georgia market, two of which were previously included in the Company's store exit program. In conjunction with the sale, the Company decided to exit the entire Atlanta market and close the remaining 22 stores, as well as the distribution center and administrative office. Accordingly, at the time of the announcement, the Company recorded a fiscal 1999 first quarter net pretax charge of approximately $5 million. This charge is comprised of severance of $6 million, future lease commitments of $11 million, partially offset by a $12 million gain related to the disposition of fixed and intangible assets. The net charge was included in "Store operating, general and administrative expense".

   The Company paid $25 million of the total net severance charges from the time of the original charges through the first quarter of fiscal 2000 which resulted from the termination of approximately 3,400 employees. The remaining individual severance payments will be made by the end of fiscal 2000.
                                    -10-



   The following reconciliation summarizes the activity related to the aforementioned charges since the beginning of fiscal 1999:


                                          Severance
                        Store     Fixed      and      Facilities
(Dollars in thousands) Occupancy  Assets   Benefits    Occupancy   Total
--------------------- ---------  --------  --------   ----------  ---------
Reserve Balance at
  Feb. 27, 1999       $114,532   $      -  $10,066     $ 4,038   $128,636

Addition (1)            15,730           -  17,060       3,188     35,978
Utilization             (4,614)(2)   (295) (19,626)     (3,659)   (28,194)
Adjustment (3)         (22,195)       295        -           -    (21,900)

Reserve Balance at    ---------  --------  -------     -------   --------
  Feb. 26, 2000        103,453          -    7,500       3,567    114,520

Addition (4)             1,686          -        -           -      1,686
Utilization (5)        (11,316)         -   (1,847)       (404)   (13,567)
Adjustment (3)               -          -        -      (3,061)    (3,061)
                      ---------  --------  -------     -------   --------
Reserve Balance at
  June 17, 2000       $ 93,823   $      -  $ 5,653     $   102   $ 99,578
                      =========  ========  =======     =======   ========


        (1) The fiscal 1999 addition represents an increase to the store occupancy reserve for the present value interest accrued ($7.4 million), the additional severance cost ($11.5 million) and the cost of exiting the Atlanta market (including store occupancy of $8.3 million, severance of $5.6 million and facilities costs of $3.2 million).

        (2) Store occupancy utilization for fiscal 1999 is comprised of $29.6 million of lease and other occupancy payments for the period, net of $25.0 million of net proceeds on the assignment of leases which was considered in the original charge recorded during fiscal 1998.

        (3) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, in the third quarter of fiscal 1999, the Company recorded a net reduction in "Store operating, general and administrative expense" of $21.9 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. This amount represents a $22.2 million reduction in "Store operating, general and administrative expense" for lower store occupancy costs resulting primarily from earlier than anticipated lease terminations and subleases. The credit is partially offset by $0.3 million of additional fixed asset write-downs resulting from lower than anticipated proceeds from the sale of fixed assets. Additionally, in the first quarter of fiscal 2000, the Company recorded a net reduction in "Store operating, general and administrative expense" of $3.1 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. The reversal is a result of a change in estimate resulting from the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

        (4) The addition of $1.7 million to store occupancy during the first quarter of fiscal 2000 represents the present value of accrued interest related to lease obligations.

        (5) Store occupancy utilization of $11.3 million and facilities occupancy of $0.4 million represent lease and other occupancy payments made during the first quarter of fiscal 2000.

   Based upon current available information, Management evaluated the reserve balance of $99.6 million as of June 17, 2000 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

   As of June 17, 2000, the Company has closed all 34 stores in the Atlanta, Georgia market and 131 of the 132 other stores, including all 31 stores in the Richmond, Virginia market. The remaining store is in the process of being disposed of.

   At June 17, 2000, $28.2 million of the reserve is included in "Other accruals" and $71.4 million is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

   Included in the Statements of Consolidated Operations are the operating results of the 132 underperforming stores and the 34 Atlanta stores which the Company has exited. The operating results of these stores are as follows:

   (In thousands)     16 Weeks Ended
   --------------  ----------------------
                   June 17,      June 19,
                     2000          1999
                   --------      --------
   Sales           $    214      $163,995
                   ========      ========
   Operating Loss  $    (67)     $(21,459)
                   ========      ========

6)   DEFINED BENEFIT PLAN TRANSFER

   During the year ended February 25, 1995, the Company's Canadian subsidiary and the United Food & Commercial Workers International Union, Locals 175 and 633, entered into an agreement resulting in the amalgamation of three of the Company's Canadian defined benefit pension plans with the Canadian Commercial Workers Industry Pension Plan ("CCWIPP"), retroactive to July 1, 1994. The agreement was subject to the approval of the CCWIPP trustees and the appropriate regulatory bodies. During the first quarter of fiscal 2000, the Company received final approval of the agreement.

   Under the terms of this agreement, CCWIPP assumed the assets and defined benefit liabilities of the three pension plans and the Company is required to make defined contributions to CCWIPP based upon hours worked by employees who are members of CCWIPP. As a result of this transfer, during the first quarter of fiscal 2000, the Company recorded a $0.4 million net expense and a $2.7 million adjustment to the minimum pension liability.


7) OPERATING SEGMENTS

   Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

   The Company currently operates in three reportable segments: United States Retail, Canada Retail and Wholesale. The retail segments are comprised of retail supermarkets in the United States and Canada, while the wholesale segment is comprised of the Company's Canadian operation that serves as the exclusive wholesaler to the Company's franchised stores and serves as wholesaler to certain third party retailers.

   The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's Fiscal 1999 Annual Report. The Company measures segment performance based upon operating profit.

Interim information on segments is as follows:

(In thousands)
                                  U.S.          Canada          Total
First Quarter Fiscal 2000        Retail    Retail   Wholesale  Company
-------------------------      ----------  -------- --------- ----------
Sales                          $2,485,844  $525,716  $188,260 $3,199,820
Depreciation and amortization      67,106     9,542         -     76,648
Operating income                   21,204    10,315     6,294     37,813
Interest expense                  (24,424)   (3,675)     (837)   (28,936)
Interest income                        14       698     1,152      1,864
(Loss) income before taxes         (3,206)    7,338     6,609     10,741

Total assets                    2,710,089   540,558    81,914  3,332,561
Capital expenditures              120,678    20,785         -    141,463

                                  U.S.          Canada          Total
First Quarter Fiscal 1999        Retail    Retail   Wholesale  Company
-------------------------      ----------  -------- --------- ----------
Sales                          $2,486,911  $483,101  $143,710 $3,113,722
Depreciation and amortization      61,907     8,059         -     69,966
Operating (loss) income           (18,474)    4,842     3,922     (9,710)
Interest expense                  (20,265)   (3,554)     (575)   (24,394)
Interest income                        33       805       940      1,778
(Loss) income before taxes        (38,706)    2,093     4,287    (32,326)
Total assets                    2,480,468   506,108    58,603  3,045,179
Capital expenditures               88,089    14,920         -    103,009


8) COMMITMENTS AND CONTINGENCIES

   During the first quarter of fiscal 2000, the Company became aware of environmental issues at one of its non-retail real estate locations. The Company obtained an environmental remediation report to enable it to assess the potential environmental liability related to this property. Factors considered in determining the liability included, among others, the following: whether the Company had been designated as a potentially responsible party, the number of potentially responsible parties designated at the site, the stage of the proceedings and the available environmental technology.

   The Company has assessed the likelihood that a loss has been incurred at this site as probable and based on findings included in remediation reports and discussion with legal counsel, estimate a potential loss at June 17, 2000 to be approximately $3 million on an undiscounted basis. As of June 17, 2000, $3 million had been accrued and is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        16 WEEKS ENDED JUNE 17, 2000
                        ----------------------------
OPERATING RESULTS

Sales for the first quarter ended June 17, 2000 of $3.2 billion increased $86 million or 2.8% from the prior year first quarter amount. The increase is attributable to the opening of 44 stores in new locations, excluding replacement stores, since the beginning of fiscal 1999, which added approximately $185 million or 5.9% to sales in the first quarter of fiscal 2000. Wholesale sales to the franchised stores increased $44 million, which increased total Company sales by 1.5%. Same store sales also added $68 million ("Same Store Sales" referred to herein include replacement stores) to the net sales increase. The increase in the Canadian exchange rate also improved sales by $6 million or 0.2%. These increases were partially offset by the closure of 138 stores, excluding replacement stores, since the beginning of the first quarter of fiscal 1999, which reduced total sales by approximately $215 million or 6.9% in the first quarter of fiscal 2000. The Company's Compass Foods Division also experienced a reduction in sales of approximately $2 million.

Average weekly sales per supermarket were approximately $257,300 in the first quarter of fiscal 2000 versus $233,000 for the corresponding period of the prior year, a 10.4% increase. Same store sales for Canadian operations increased 3.7% from the prior year and same store sales for U.S. operations increased 2.2% from the prior year.

Gross margin as a percent of sales increased 74 basis points to 28.73% in the first quarter of fiscal 2000 from 27.99% for the first quarter of fiscal 1999. Margins were negatively impacted during the first quarter of fiscal 1999, due to accelerated inventory markdowns in stores that were identified for closure under Project Great Renewal and the Atlanta market exit ("GR I"). The gross margin dollar increase of $48 million resulted from an increase in the gross margin rate of $24 million, an increase in sales volume of $23 million as well as an increase of $1 million in the Canadian exchange rate. The U.S. operations gross margin increase of $32 million results primarily from an increase in gross margin rate. The Canadian operations gross margin increase of $16 million results from an increase of $19 million in sales volume, an increase of $1 million in the Canadian exchange rate partially offset by a decrease of $4 million in the gross margin rate.

Store operating, general and administrative expense was $882 million for the 16 weeks ended June 17, 2000 compared to $881 million for the corresponding period in the prior year. As a percentage of sales, store operating general and administrative expense decreased from 28.30% in fiscal 1999 to 27.55% in fiscal 2000.
                                    -15-



The expense for the first quarter of fiscal 1999 includes approximately $83 million relating to GR I, including severance, store closure and professional fees.

The expense for the first quarter of fiscal 2000 includes approximately $17 million relating to the Company's Great Renewal - Phase II supply chain and business process initiative. Such costs include primarily professional consulting fees and salaries and related benefits of employees working full-time on the initiative. Also included in the fiscal 2000 expense is approximately $3 million of estimated environmental clean up costs for a non-retail property. Partially offsetting the fiscal 2000 expenses is a reversal of approximately $3.1 million of GR I charges originally recorded in fiscal 1998 resulting from a change in estimate related to the sale of one of the Company's warehouses sold during the first quarter of fiscal
2000.

Excluding the non-recurring charges noted above, as a percentage of sales, store operating, general and administrative expense increased from 26.69% in the first quarter of fiscal 1999 to 27.02% in the first quarter of fiscal 2000. The increase of 33 basis points is primarily due to higher labor and occupancy costs.

Interest expense increased $4.5 million or 18.6% from the corresponding period of the prior year, primarily due to the issuance of $200 million 9.375% Senior Quarterly Interest Bonds on August 6, 1999.

Income before income taxes for the first quarter ended June 17, 2000 was $11 million compared to a loss before income taxes of $32 million for the comparable period in the prior year for an increase of $43 million. The income is attributable principally to a higher gross margin rate, partially offset by the increase in interest expense.

The income tax provision/benefit recorded in the first quarter of fiscal years 2000 and 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results. The effective tax rate for the first quarter of fiscal 2000 was 48%.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter with working capital of $49 million compared to $98 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $107 million at the end of the first quarter of fiscal 2000 compared to $125 million as of fiscal 1999 year end. Short-term investments were approximately $8 million and $27 million at June 17, 2000 and February 26, 2000, respectively. The decrease in working capital is attributable primarily to a decrease in accounts receivable as well as a decrease in cash and short-term investments.

On August 6, 1999, the Company issued $200 million aggregate principal amount 9.375% Senior Quarterly Interest Bonds due August 1, 2039. The Company used the net proceeds from the issuance of the bonds to repay borrowings under its revolving credit facility, to finance the purchase of

16 stores, (6 in the United States and 10 in Canada) and for working capital and general corporate purposes.

The Company has an unsecured five year $499 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. The Credit Agreement is comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $34 million at June 17, 2000). As of June 17, 2000, the Company had $90 million of borrowings under the Credit Agreement. Accordingly, as of June 17, 2000, the Company had $409 million available under the Credit Agreement. Borrowings under the agreement bears interest at the weighted average rate of 7.11% as of June 17, 2000 based on the variable LIBOR pricing.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks totaling $160 million. As of June 17, 2000, the Company had $14 million outstanding and $146 million available in uncommitted lines of credit.

The Company's Canadian subsidiary, The Great Atlantic & Pacific Company of Canada, Limited has outstanding $75 million of 5 year Notes denominated in U.S. dollars that are due on November 1, 2000. Additionally, the Company has U.S. bank borrowings of $87 million. Both the Notes and the U.S. bank borrowings have been classified as long-term debt based on Management's intent and ability, through the use of the Credit Agreement, to refinance such Notes and bank borrowings on a long-term basis.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of June 17, 2000 at terms determined by market conditions at the time of sale.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company is in compliance with all such covenants as of June 17, 2000.

The Company's existing senior debt rating was Ba1 with negative implications with Moody's Investors Service and BBB- on credit watch with negative implications with Standard & Poor's Ratings Group as of June 17, 2000. Rating changes could affect the availability and cost of financing to the Company.

For the 16 weeks ended June 17, 2000, capital expenditures totaled $141 million, which included 14 new stores and 13 remodels and enlargements. Capital expenditures for the first quarter of fiscal 2000 also included approximately $10 million of purchased software relating to Great Renewal - Phase II. Capital expenditures are expected to continue at a similar rate over the remainder of the year.

The Company believes that its current cash resources, including the funds available under the Credit Agreement, together with cash generated from operations, will be sufficient for the Company's 2000 Great Renewal - Phase II and other capital expenditure programs, mandatory scheduled debt repayments and dividend payments throughout fiscal 2000. The Company is also considering real estate lease financing to supplement its current cash resources.


MARKET RISK

Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $775 million in notes as of June 17, 2000 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of June 17, 2000, a 1% change in LIBOR would result in interest expense fluctuating approximately $1 million per year.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. Based upon historical Canadian currency movement, the Company does not believe that reasonably possible near-term change in the Canadian currency of 10% will result in a material effect on future earnings, financial position or cash flows of the Company.

The Company entered into a five year cross-currency swap agreement to hedge five year notes in Canada that are denominated in U.S. dollars. The Company does not have any currency risk regarding the Canadian five year notes. The Company is exposed to currency risk in the event of default by the counterparty. Such default is remote, as the counterparty is a widely recognized investment banker. The fair value of the cross-currency swap agreement was favorable to the Company by $7.2 million and $4.6 million as of June 17, 2000 and February 26, 2000, respectively. A 10% change in Canadian exchange rates would have resulted in the fair value fluctuating approximately $6.8 million at June 17, 2000.

YEAR 2000 COMPLIANCE

The Company reviewed the entire range of its operations relating to Year 2000 issues. Remediation and testing are complete for both information technology ("IT") and non-IT mission critical areas that required attention and resources in order to be Year 2000 compliant.

The costs incurred to address the Company's Year 2000 issues were approximately $10 million.

Although the Company has determined that its major vendors are Year 2000 compliant and the Company has not experienced any significant Year 2000 related issues with its vendors to date, there still is risk of possible failures by vendors to respond to Year 2000 issues. The Company has a contingency plan in place to mitigate the potential effects, if any, that may arise out of such failures.


CAUTIONARY NOTE

This report contains certain forward-looking statements about the future performance of the Company which are based on Management's assumptions and beliefs in light of the information currently available to it. The Company assumes no obligation to update the information contained herein. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including, but not limited to: competitive practices and pricing in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its employees and the terms of future collective bargaining agreements; the costs and other effects of legal and administrative cases and proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital and the ability of the Company to access the public debt and equity markets to refinance indebtedness and fund the Company's capital expenditure programs on satisfactory terms; supply or quality control problems with the Company's vendors and changes in economic conditions which affect the buying patterns of the Company's customers.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings
         -----------------
         A Georgia appellate court ruled against the Company's appeal of a $4 million verdict in the Capital Graphics Advertising Agency, Inc. case. Subsequent thereto, the Company has satisfied the judgment in full.

         The United States Circuit Court of Appeals for the Seventh Circuit ruled, in the Shirley A. Lang case, in favor of the Company, which had previously won a unanimous jury verdict. The plaintiffs have petitioned the Court for rehearing.


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         At its annual meeting of Shareholders, held on July 11, 2000, there were 35,422,471 shares or 92.4% of the 38,347,216 shares outstanding and entitled to vote represented either in person or by proxy.

         The 11 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 92.6% of the shares present. Deloitte & Touche LLP was re-elected as the Company's independent auditor by at least 99.8% of the shares present.


Item 5.  Other Information
         -----------------
         Effective July 14, 2000, Mr. Michael Larkin, Senior Executive Vice President - Chief Operating Officer, is no longer employed by the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits required by Item 601 of Regulation S-K

              Management Compensation Agreements - Exhibit 10

         (b)  Reports on Form 8-K

              None

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 31, 2000       By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)