Form 10-Q
period 2000-09-09
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2000-10-24
CIK 43300

Conformed Copy



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For Quarter Ended September 9, 2000            Commission File Number 1-4141

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

                                     YES  XXX           NO
                                        ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at September 9, 2000
            -----                      --------------------------------

Common stock - $1 par value                       38,347,216 shares







               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF CONSOLIDATED OPERATIONS
         (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)

                                12 Weeks Ended            28 Weeks Ended
                              Sept. 9,    Sept. 11,    Sept. 9,    Sept. 11,
                                2000        1999         2000        1999
                             ----------- ----------- ----------- -----------

Sales                        $2,439,534  $2,284,380   $5,639,354  $5,398,102
Cost of merchandise sold     (1,735,281) (1,623,079)  (4,015,756) (3,865,212)
                             ----------  ----------   ----------  ----------
Gross margin                    704,253     661,301    1,623,598   1,532,890
Store operating, general and
 administrative expense        (691,844)   (634,933)  (1,573,376) (1,516,232)
                             ----------  ----------   ----------  ----------
Income from operations           12,409      26,368       50,222      16,658
Interest expense                (22,132)    (17,910)     (51,068)    (42,304)
Interest income                   1,426       1,561        3,290       3,339
                             ----------  ----------   ----------  ----------
(Loss) income before
  income taxes                   (8,297)     10,019        2,444    (22,307)
Benefit (provision) for
  income taxes                    2,923      (4,641)      (2,234)     8,139
                             ----------  ----------   ----------  ----------
Net (loss) income            $   (5,374) $    5,378   $      210  $ (14,168)
                             ==========  ==========   ==========  ==========

(Loss) earnings per share:

Net (loss) income per share -
  basic and diluted          $     (.14) $      .14   $      .01  $     (.37)
                             ==========  ==========   ==========  ==========
Weighted average number of
  common shares outstanding  38,347,216  38,358,284   38,347,216  38,335,948

Common stock equivalents              -     221,806            -     137,615
                             ----------  ----------   ----------  ----------
Weighted average number of
  common and common equivalent
  shares outstanding         38,347,216  38,580,090   38,347,216  38,473,563
                             ==========  ==========   ==========  ==========



                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

             STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND
             ---------------------------------------------------
                         COMPREHENSIVE (LOSS) INCOME
                         ---------------------------
         (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)


                                         Una-               Accumu-
                                         mortized           lated
                                         Value              Other
                                Addi-    of Re-             Compre-   Total
                                tional   stricted           hensive   Share-
                       Common   Paid-in  Stock    Retained  Income    holders'
                       Stock    Capital  Grant    Earnings  (Loss)    Equity
                       ------   -------  ------   --------  -------   -------

FY 2000 - 28 Week Period
------------------------

Balance at beginning
  of period
  38,367,216 shares    $38,367  $457,101 $(441)   $411,861  $(60,696)$846,192

Net income                                             210                210

Other comprehensive
 income:
  Foreign currency
    translation adjustment                                    (2,500)  (2,500)

  Minimum pension
    liability adjustment                                       2,682    2,682

Forfeiture of restricted
 stock grants              (20)    (631)   441                           (210)

Cash dividends
 ($.10 per share)                                   (7,670)            (7,670)
                       -------  -------- -----    --------  --------  -------
Balance at end of
 period                $38,347  $456,470 $   -    $404,401 $(60,514) $838,704
                       =======  ======== =====    ========  ======== ========









                       See Notes to Quarterly Report.

FY 1999 - 28 Week Period
------------------------

Balance at beginning
  of period
  38,290,716 shares    $38,291  $454,971 $    -   $413,034  $(69,039) $837,257

Net loss                                           (14,168)           (14,168)

Other comprehensive
 income:

  Foreign currency
    translation
    adjustment                                                 2,478    2,478

Issuance of 20,000
 shares of common
 stock                      20       631   (651)                            -

Exercise of stock options,
 56,500 shares              56     1,499                                1,555

Amortization of
 restricted stock grant                     150                           150

Cash dividends
 ($.10 per share)                                   (7,663)            (7,663)
                       -------  -------- -------  --------  --------  --------
Balance at end of
 period                $38,367  $457,101 $ (501)  $391,203  $(66,561)$819,609
                       =======  ======== ======   ========  ======== ========



Comprehensive (Loss) Income
---------------------------
                                   12 Weeks Ended         28 Weeks Ended
                               Sept. 9,   Sept. 11,      Sept. 9,   Sept. 11,
                                 2000       1999           2000        1999
                              ---------   ---------     ---------   ---------
Net (loss) income              $(5,374)     $5,378       $   210    $(14,168)

 Foreign currency
  translation
  adjustment                    (1,221)     (1,306)       (2,500)      2,478

 Minimum pension liability
  adjustment                          -          -         2,682           -
                              ---------    -------      --------   ---------
Total comprehensive
  (loss) income                $(6,595)     $4,072       $   392    $(11,690)
                              ========     =======      ========   =========



                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                 (Dollars in thousands except share amounts)

                                          Sept. 9, 2000    Feb. 26, 2000
                                          -------------    -------------
                                           (Unaudited)
ASSETS
------
  Current assets:
   Cash and short-term investments         $   96,394       $  124,603
   Accounts receivable                        191,032          227,078
   Inventories                                801,034          791,150
   Prepaid expenses and other assets           77,817           80,052
                                           ----------       ----------
     Total current assets                   1,166,277        1,222,883
                                           ----------       ----------

  Property:
   Property owned                           1,883,836        1,789,662
   Property leased                             92,164           94,146
                                           ----------       ----------
     Property-net                           1,976,000        1,883,808
  Other assets                                220,749          228,834
                                           ----------       ----------
  Total assets                             $3,363,026       $3,335,525
                                           ==========       ==========





                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                 (Dollars in thousands except share amounts)

                                           Sept. 9, 2000   Feb. 26, 2000
                                           -------------   -------------
                                             (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

  Current liabilities:
   Current portion of long-term debt       $    7,042       $    2,382
   Current portion of obligations under
     capital leases                            11,644           11,327
   Accounts payable                           566,891          583,142
   Book overdrafts                            125,034          112,465
   Accrued salaries, wages and benefits       158,968          155,649
   Accrued taxes                               61,763           51,611
   Other accruals                             202,473          208,002
                                           ----------       ----------
     Total current liabilities              1,133,815        1,124,578
                                           ----------       ----------

  Long-term debt                              941,383          865,675
                                           ----------       ----------
  Obligations under capital leases            114,178          117,870
                                           ----------       ----------
  Other non-current liabilities               334,946          381,210
                                           ----------       ----------
  Commitments and contingencies
  Shareholders' equity:
   Preferred stock--no par value;
     authorized--3,000,000 shares;
     issued--none                                   -                -
   Common stock--$1 par value; authorized--
     80,000,000 shares; issued and
     outstanding 38,347,216 and 38,367,216
     shares, respectively                      38,347           38,367
   Additional paid-in capital                 456,470          457,101
   Unamortized value of
     restricted stock grant                         -            (441)
   Accumulated other comprehensive loss      (60,514)         (60,696)
   Retained earnings                          404,401          411,861
                                           ----------       ----------
   Total shareholders' equity                 838,704          846,192
                                           ----------       ----------
   Total liabilities and shareholders'
     equity                                $3,363,026       $3,335,525
                                           ==========       ==========

                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       28 Weeks Ended
                                               Sept. 9, 2000   Sept. 11, 1999
                                               -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $     210        $(14,168)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Store/Facilities exit charge (reversal)
      and asset write-off                         (3,061)          31,347
    Environmental charge                           3,029                -
    Depreciation and amortization                135,451          122,302
    Deferred income tax provision (benefit)          376          (24,019)
    Gain on disposal of owned property            (1,648)          (1,240)
    Decrease in receivables                       33,289           20,839
    (Increase) decrease in inventories           (12,344)          64,157
    (Increase) in prepaid expenses
      and other current assets                    (2,413)            (393)
    (Increase) decrease in other assets           (2,075)             926
    (Decrease) in accounts payable               (13,450)         (57,852)
    Increase (decrease) in accrued salaries,
      wages and benefits                           6,165           (1,428)
    Increase in accrued taxes                      7,974           12,424
    (Decrease) increase in other accruals
      and other liabilities                      (33,450)           6,669
    Other operating activities, net                   80           (2,410)
                                               ---------        ---------
Net cash provided by operating activities        118,133          157,154
                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                     (241,643)        (256,766)
  Proceeds from disposal of property              16,538           68,116
                                               ---------        ---------
Net cash used in investing activities           (225,105)        (188,650)
                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      18,000          (23,100)
  Proceeds under revolving lines of credit        90,000           85,000
  Payments on revolving lines of credit          (45,000)        (215,000)
  Proceeds from long-term borrowings              19,454          200,110
  Payments on long-term borrowings                (2,086)          (2,834)
  Principal payments on capital leases            (5,973)          (6,227)
  Deferred financing fees                              -           (6,298)
  Increase in book overdrafts                     12,913           12,549
  Proceeds from stock options exercised                -            1,555
  Cash dividends                                  (7,670)          (7,663)
                                               ---------        ---------
Net cash provided by financing activities         79,638           38,092
Effect of exchange rate changes on
  cash and short-term investments                   (875)             989
                                               ---------        ---------
NET (DECREASE) INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                        (28,209)           7,585

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                         124,603          136,810
                                               ---------        ---------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                             $  96,394        $ 144,395
                                               =========        =========



                       See Notes to Quarterly Report.

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------

1) BASIS OF PRESENTATION

   The consolidated financial statements for the 12 and 28 week periods ended September 9, 2000 and September 11, 1999 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed herein. Interim results are not necessarily indicative of results for a full year.

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


2) INCOME TAXES

   The income tax provision/benefit recorded for the 28 week period of fiscal years 2000 and 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.


3) WHOLESALE FRANCHISE BUSINESS

   As of September 9, 2000, the Company served 67 franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $146 million and $116 million for the second quarters of fiscal 2000 and 1999, respectively, and $334 million and $259 million for the 28 week period ended in fiscal years 2000 and 1999, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which primarily represents the reimbursement of costs incurred to provide such services.

   The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $4.5 million and $4.1 million are included in accounts receivable at September 9, 2000 and February 26, 2000, respectively. The long-term portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $56.5 million and $53.4 million are included in other assets at September 9, 2000 and February 26, 2000, respectively.

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

   In addition to the charges recorded in 1998, there were other charges related to the plan which could not be accrued at February 27, 1999 because they did not meet the criteria for accrual under EITF 94-3. Such costs have been expensed as incurred as the plan was being executed. During fiscal 1999, the Company recorded an additional pretax charge of $11 million for severance related to the 132 stores of which $9 million was recorded in the first half of fiscal 1999. No additional charges were recorded during the 28 week period of fiscal 2000.

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

   The Company paid $27 million of the total net severance charges from the time of the original charges through the second quarter of fiscal 2000 which resulted from the termination of approximately 3,400 employees. The remaining individual severance payments will be made by the end of fiscal 2000.

   The following reconciliation summarizes the activity related to the aforementioned charges since the beginning of fiscal 1999:


                                           Severance
                        Store     Fixed       and     Facilities
(Dollars in thousands)Occupancy   Assets    Benefits   Occupancy   Total
--------------------- ---------  --------  --------   ----------  ---------
Reserve Balance at
  Feb. 27, 1999       $114,532   $      -  $10,066     $ 4,038   $128,636

Addition (1)            15,730          -   17,060       3,188     35,978
Utilization             (4,614)(2)   (295) (19,626)     (3,659)   (28,194)
Adjustment (3)         (22,195)       295        -           -    (21,900)

Reserve Balance at    ---------  --------  -------     -------   --------
  Feb. 26, 2000        103,453          -    7,500       3,567    114,520

Addition (4)             2,873          -        -           -      2,873
Utilization (5)        (18,409)         -   (3,663)       (463)   (22,535)
Adjustment (3)               -          -        -      (3,061)    (3,061)
                      ---------  --------  -------     -------   --------
Reserve Balance at
  Sept. 9, 2000       $  87,917  $      -  $ 3,837     $    43   $ 91,797
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

     (4) The addition of $2.9 million to store occupancy during the first two quarters of fiscal 2000 represents the present value of accrued interest related to lease obligations.

     (5) Store occupancy utilization of $18.4 million and facilities occupancy of $0.5 million represent lease and other occupancy payments made during the 28 week period ended September 9, 2000.

   Based upon current available information, Management evaluated the reserve balance of $91.8 million as of September 9, 2000 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

   As of September 9, 2000, the Company has closed 165 stores, including 34 stores in the Atlanta, Georgia market and 31 stores in the Richmond, Virginia market.

   At September 9, 2000, approximately $28 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

   Included in the Statements of Consolidated Operations are the operating results of the 132 underperforming stores (including 31 stores in the Richmond, Virginia market) and the 34 Atlanta stores which the Company has exited. The operating results of these stores are as follows:

   (In thousands)      12 Weeks Ended              28 Weeks Ended
   --------------  -----------------------     ----------------------
                   Sept. 9,      Sept. 11,    Sept. 9,      Sept. 11,
                     2000          1999         2000          1999
                   --------      ---------    --------    ----------
   Sales           $    163      $21,027       $    377     $185,022
                   ========      ========     ========      ========
   Operating Loss  $     (4)     $(4,672)      $    (71)    $(26,131)
                   ========      ========     =========     ========


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

Interim information on segments is as follows:

(Dollars in thousands)
                               12 Weeks Ended       28 Weeks Ended
                        ----------------------  ----------------------
                         Sept. 9,    Sept. 11,  Sept. 9,     Sept. 11,
                            2000        1999        2000       1999
                        ---------  -----------  ---------- -----------
Sales
   U.S. Retail         $1,899,170  $1,806,056   $4,385,014  $4,292,967
   Canada Retail          394,362     362,772      920,078     845,873
   Canada Wholesale       146,002     115,552      334,262     259,262
                       ----------  ----------   ----------  ----------
      Total Company    $2,439,534  $2,284,380   $5,639,354  $5,398,102
                       ==========  ==========   ==========  ==========

Depreciation and
  amortization
   U.S. Retail         $    51,281  $  46,114   $  118,387  $  108,021
   Canada Retail             7,522      6,222       17,064      14,281
   Canada Wholesale              -          -            -           -
                       -----------  ---------   ----------  ----------
      Total Company    $    58,803  $  52,336   $  135,451  $  122,302
                       ===========  =========   ==========  ==========

Income from operations
   U.S. Retail         $     2,268  $  14,989   $   23,472  $   (3,485)
   Canada Retail             5,812      7,772       16,127      12,614
   Canada Wholesale          4,329      3,607       10,623       7,529
                       -----------  ---------   ----------  ----------
      Total Company    $    12,409  $  26,368   $   50,222  $   16,658
                       ===========  =========   ==========  ==========

(Loss) income before
  income taxes
   U.S. Retail         $   (16,441)  $    411   $  (19,647) $  (38,295)
   Canada Retail             3,500      5,758       10,838       7,851
   Canada Wholesale          4,644      3,850       11,253       8,137
                       -----------   --------   ----------  ----------
      Total Company    $    (8,297)  $ 10,019   $    2,444  $  (22,307)
                       ===========   ========   ==========  ==========

Capital expenditures
   U.S. Retail         $    82,211  $ 139,972   $  202,889  $  228,061
   Canada Retail            17,969     13,785       38,754      28,705
   Canada Wholesale              -          -            -           -
                       -----------  ---------   ----------  ----------
      Total Company    $   100,180  $ 153,757   $  241,643  $  256,766
                       ===========  =========   ==========  ==========

                                     Sept. 9,     Feb. 26,
                                       2000         2000
                                   ----------   ----------
Total assets
   U.S. Retail                     $ 2,729,587  $2,684,624
   Canada Retail                       547,346     567,573
   Canada Wholesale                     86,093      83,328
                                   -----------  ----------
      Total Company                $ 3,363,026  $3,335,525
                                   ===========  ==========


8) ENVIRONMENTAL LIABILITY

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

   The Company has assessed the likelihood that a loss has been incurred at this site as probable and based on findings included in remediation reports and discussion with legal counsel, estimate a potential loss at September 9, 2000 to be approximately $3 million on an undiscounted basis. During the first quarter of fiscal 2000, $3 million was accrued and is currently included in "Other non-current liabilities" in the Consolidated Balance Sheets.


9  PROJECT FINANCING AGREEMENT

   During the 28 weeks ended September 9, 2000, the Company entered into an agreement with IBM Credit Corporation ("IBM Credit") whereby IBM Credit will provide financing for software purchases and hardware leases primarily relating to the Company's Great Renewal - Phase II supply chain and business process initiative. Under this agreement, IBM Credit will finance software purchases and hardware leases in the aggregate up to $71 million at an effective rate of 8.49% per annum. The purchases and leases will occur from time to time over the next four years. The Company is committed to make equal monthly payments of $1.4 million through May 2005. Such payments are subject to change based upon the timing and amount of funding from IBM Credit.

   As of September 9, 2000, IBM Credit has funded $19.2 million for software purchases and has leased hardware to the Company with a total fair market value of $5.8 million. The leasing of the hardware under this agreement is being accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
ITEM 2
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      12 WEEKS ENDED SEPTEMBER 9, 2000
                      --------------------------------
OPERATING RESULTS

Sales for the second quarter ended September 9, 2000 of $2.4 billion increased $155 million or 6.8% from the prior year second quarter amount. The increase is detailed in the following table:

                               Increase/        Increase/
                               (Decrease)       (Decrease)
                                   $                %
                               ----------       ----------
     New stores (45)             $152               6.7%
     Same store sales              35               1.5
     Wholesale sales               29               1.3
     Canadian exchange rate         2               0.1
     Closed stores (59)           (63)             (2.8)
                                 ----              -----
          Total                  $155               6.8%
                                 ====              =====

Average weekly sales per supermarket were approximately $262,400 in the second quarter of fiscal 2000 versus $246,700 for the corresponding period of the prior year, an increase of 6.4%. Same store sales for Canadian operations increased 3.4% from the prior year and same store sales for U.S. operations increased 1.4% from the prior year.

Gross margin as a percent of sales decreased 8 basis points to 28.87% in the second quarter of fiscal 2000 from 28.95% for the second quarter of fiscal 1999. The gross margin dollar increase of $43 million resulted from an increase in sales volume which impacted gross margin by $44 million as well as an increase of $1 million in the Canadian exchange rate offset by a decrease in the gross margin rate which impacted gross margin by $2 million. The U.S. operations gross margin increase of $34 million resulted from an increase of $28 million due to higher sales volume and an increase of $6 million due to a higher gross margin rate. The Canadian operations gross margin increase of $9 million resulted from an increase of $13 million due to higher sales volume and an increase of $1 million in the Canadian exchange rate partially offset by a decrease of $5 million due to a lower gross margin rate.

Store operating, general and administrative ("SG&A") expense was $692 million for the second quarter of fiscal 2000 compared to $635 million for the corresponding period in the prior year. As a percentage of sales, SG&A expense increased from 27.79% in the second quarter of fiscal 1999 to 28.36% in the second quarter of fiscal 2000.

The SG&A expense for the second quarter of fiscal 1999 included approximately $23 million relating the Company's Great Renewal - Phase I store closure initiatives ("GR I") as described in Footnote 5 of the Company's Consolidated Financial Statements for the 12 and 28 week periods ended September 9, 2000. These expenses consisted of approximately $12 million of non-recurring charges and approximately $11 million of store operating, general and administrative expense of the stores identified for closure.

The SG&A expense for the second quarter of fiscal 2000 included approximately $17 million relating to the Company's Great Renewal - Phase II supply chain and business process initiative ("GR II"). Such costs consisted primarily of professional consulting fees and salaries including related benefits of employees working full-time on the initiative.

Excluding the GR I and GR II charges noted above, as a percentage of sales, SG&A expense increased from 27.03% in the second quarter of fiscal 1999 to 27.66% in the second quarter of fiscal 2000. The increase of 63 basis points is primarily due to special litigation and severance charges as well as higher labor and occupancy costs in fiscal 2000.

Interest expense increased $4.2 million or 23.57% from the corresponding period of the prior year, primarily due to the issuance of $200 million 9.375% Senior Quarterly Interest Bonds on August 6, 1999 and increased borrowings from banks.

The loss before income taxes for the second quarter ended September 9, 2000 was $8 million compared to income before income taxes of $10 million for the comparable period in the prior year for a decrease of $18 million. The loss was attributable principally to higher store operating, general and administrative expense and increased interest expense.

The income tax provision/benefit recorded in the second quarter of fiscal years 2000 and 1999 reflect the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results. The effective tax rate for the second quarter of fiscal 2000 was 35.2%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                      28 WEEKS ENDED SEPTEMBER 9, 2000
                      --------------------------------
OPERATING RESULTS

Sales for the 28 weeks ended September 9, 2000 of $5.6 billion increased $241 million or 4.5% from the prior year. The increase is detailed in the following table:

                               Increase/        Increase/
                               (Decrease)       (Decrease)
                                   $                %
                               ----------       ----------
     New stores (53)             $337               6.2%
     Same store sales             101               1.9
     Wholesale sales               73               1.4
     Canadian exchange rate         8               0.1
     Closed stores (147)         (278)             (5.1)
                                 ----              -----
          Total                  $241               4.5%
                                 ====              =====


Average weekly sales per supermarket were approximately $259,700 for the 28 week period of fiscal 2000 versus $238,600 for the corresponding period of the prior year, an increase of 8.8%. Same store sales for Canadian operations increased 3.9% from the prior year and same store sales for U.S. operations increased 1.8% from the prior year.

Gross margin as a percent of sales increased 39 basis points to 28.79% for the 28 week period of fiscal 2000 from 28.40% for the 28 week period of fiscal 1999. Margins were negatively impacted during the 28 week period of fiscal 1999 due to accelerated inventory markdowns in stores that were identified for closure under GR I recorded in the first quarter of fiscal 1999. The gross margin dollar increase of $91 million resulted from an increase in the gross margin rate which impacted gross margin by $23 million, an increase in sales volume which impacted gross margin by $66 million as well as an increase of $2 million in the Canadian exchange rate. The U.S. operations gross margin increase of $67 million resulted from an increase of $39 million due to a higher gross margin rate and $28 million due to higher sales volume. The Canadian operations gross margin increase of $24 million resulted from an increase of $32 million due to higher sales volume and an increase of $2 million in the Canadian exchange rate partially offset by a decrease of $10 million due to a lower gross margin rate.

SG&A expense was $1.6 billion for the 28 weeks ended September 9, 2000 compared to $1.5 billion for the corresponding period in the prior year. As a percentage of sales, SG&A expense decreased from 28.09% in fiscal 1999 to 27.90% in fiscal 2000.

The SG&A expense for the 28 week period of fiscal 1999 included approximately $106 million relating to GR I, including approximately $45 million of non-recurring charges and approximately $61 million of store operating, general and administrative expense of the stores identified for closure.

The SG&A expense for the 28 week period of fiscal 2000 included approximately $34 million relating to GR II. Such costs included primarily professional consulting fees and salaries including related benefits of employees working full-time on the initiative. Also included in the fiscal 2000 expense was approximately $3 million of estimated environmental clean up costs for a non-retail property. Partially offsetting the fiscal 2000 expense was a reversal of approximately $3.1 million of GR I charges originally recorded in fiscal 1998 resulting from a change in estimate related to the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

Excluding the charges noted above, as a percentage of sales, SG&A expense increased from 26.84% for the 28 week period of fiscal 1999 to 27.30% for the 28 week period of fiscal 2000. The increase of 46 basis points is primarily due to special litigation and severance charges as well as higher labor and occupancy costs in fiscal 2000.

Interest expense increased $8.8 million or 20.7% from the corresponding period of the prior year, primarily due to the issuance of $200 million 9.375% Senior Quarterly Interest Bonds on August 6, 1999.

Income before income taxes for the 28 week period ended September 9, 2000 was $2 million compared to a loss before income taxes of $22 million for the comparable period in the prior year, an increase of $24 million. The income is attributable principally to a higher gross margin rate, partially offset by the increases in store operating, general and administrative expense and interest expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with working capital of $32 million compared to $98 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $96 million at the end of the second quarter of fiscal 2000 compared to $125 million as of fiscal 1999 year end. There were no short-term investments at September 9, 2000. Short-term investments were approximately $27 million at February 26, 2000. The decrease in working capital is attributable primarily to decreases in cash and short-term investments and accounts receivable.

On August 6, 1999, the Company issued $200 million aggregate principal amount 9.375% Senior Quarterly Interest Bonds due August 1, 2039. The Company used the net proceeds from the issuance of the bonds to repay borrowings under its revolving credit facility, to finance the purchase of 16 stores, (6 in the United States and 10 in Canada) and for working capital and general corporate purposes.

The Company has an unsecured five year $499 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. As of September 9, 2000, the Credit Agreement was comprised of the U.S. credit agreement amounting to $465 million and the Canadian credit agreement amounting to C$50 million (U.S. $34 million). As of September 9, 2000, the Company had $105 million of borrowings under the Credit Agreement. Accordingly, as of September 9, 2000, the Company had $394 million available under the Credit Agreement. Borrowings under the agreement bears interest at the weighted average rate of 7.13% as of September 9, 2000 based on the variable LIBOR pricing.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks totaling $160 million. As of September 9, 2000, the Company had $45 million outstanding and $115 million available in uncommitted lines of credit.

As described in Footnote 9 of the Company's Consolidated Financial Statements for the 12 and 28 week periods ended September 9, 2000, the Company entered into an agreement with IBM Credit Corporation ("IBM Credit") whereby IBM Credit will provide financing for software purchases and hardware leases primarily related to GR II. Under this agreement, IBM Credit will finance software purchases and hardware leases in the aggregate up to $71 million at an effective rate of 8.49% per annum. As of September 9, 2000, IBM Credit has funded $19.2 million for software purchases and has leased hardware to the Company with a total fair market value of $5.8 million.

The Company's Canadian subsidiary, The Great Atlantic & Pacific Company of Canada, Limited, has outstanding $75 million of 5 year Notes denominated in U.S. dollars that are due on November 1, 2000. These Notes, along with borrowings under the credit agreement and uncommitted lines of credit have been classified as long-term debt based on Management's intent and ability, through the use of the Credit Agreement, to refinance such Notes and bank borrowings on a long-term basis.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of September 9, 2000 at terms determined by market conditions at the time of sale.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company is in compliance with all such covenants as of September 9, 2000.

The Company's existing senior debt rating was Ba1 with negative implications with Moody's Investors Service and BB stable with Standard & Poor's Ratings Group as of September 9, 2000. On September 7, 2000, Standard & Poor's Ratings Group lowered its rating on the Company's debt to BB stable. This rating change raises the cost of borrowing under the Credit Agreement by 20 basis points on the borrowed amount and 5 basis points on the entire commitment. This change as well as future rating changes could affect the availability and cost of financing to the Company.

For the 28 weeks ended September 9, 2000, capital expenditures totaled $242 million, which included 25 new stores and 35 remodels and enlargements. Capital expenditures are expected to continue at a similar rate over the remainder of the year.

The Company believes that its anticipated cash resources will be sufficient for GR II and other capital expenditure programs, as well as mandatory scheduled debt repayments throughout fiscal 2000. The Company is also considering real estate lease financing to supplement its cash resources.


MARKET RISK

Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $775 million in notes as of September 9, 2000 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of September 9, 2000, a 1% change in LIBOR would result in interest expense fluctuating approximately $1.5 million per year.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. For the 12 and 28 week periods ended September 9, 2000, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.4 million and $1.2 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on the financial position or cash flows of the Company.

The Company entered into a five year cross-currency swap agreement to hedge five year notes in Canada that are denominated in U.S. dollars. The Company does not have any currency risk regarding the Canadian five year notes. The Company is exposed to currency risk in the event of default by the counterparty. Such default is remote, as the counterparty is a widely recognized investment banker. The fair value of the cross-currency swap agreement was favorable to the Company by approximately $6.9 million and $4.6 million as of September 9, 2000 and February 26, 2000, respectively. A 10% change in Canadian exchange rates would have resulted in the fair value fluctuating approximately $6.8 million at September 9, 2000.


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

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 1.  Legal Proceedings
         -----------------
         A Georgia appellate court ruled against the Company's appeal of a $4 million verdict in the Capital Graphics Advertising Agency, Inc. case. Subsequent thereto, the Company has satisfied the judgement in full.

         The United States Circuit Court of Appeals for the Seventh Circuit ruled in the Shirley A. Lang case, in favor of the Company, which had previously won a unanimous jury verdict. The plaintiffs' petition to the Court for rehearing has been denied.


Item 2.  Changes in Securities
         ---------------------
         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None - Matters were previously reported in the first quarter ended June 17, 2000, Form 10-Q report filed with the Commission.


Item 5.  Other Information
         -----------------
         Effective August 26, 2000, Mr. George Graham, Executive Vice President and Chief Merchandising Officer, was no longer employed by the Company.

         Effective July 14, 2000, Mr. Michael J. Larkin, Senior Executive Vice President and Chief Operating Officer, was no longer employed by the Company.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits required by Item 601 of Regulation S-K

              Management Termination Agreement - Exhibit 10

         (b)  Reports on Form 8-K

              None

               THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 24, 2000    By:        /s/ Kenneth A. Uhl
                             ---------------------------------------
                               Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)