Form 10-Q
period 2000-12-02
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2001-01-16
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 2, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File Number 1-4141

                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
              (Exact name of registrant as specified in charter)

               Maryland                                  13-1890974
      (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


                                 2 Paragon Drive
                          Montvale, New Jersey 07645
                   (Address of principal executive offices)

                                (201) 573-9700
              Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]

As of January 12, 2001 the Registrant had a total of 38,347,216 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                              12 Weeks Ended           40 Weeks Ended
                            ------------------------  ------------------------
                            December 2,  December 4,  December 2, December 4,
                               2000        1999          2000       1999
                            ----------- -----------  ---------- --------------

Sales                       $2,428,790  $2,332,128   $8,068,144   $7,730,230
Cost of merchandise sold    (1,740,230) (1,655,840)  (5,755,986)  (5,521,052)
                            ----------  ----------   ----------   ----------
Gross margin                   688,560     676,288    2,312,158    2,209,178
Store operating, general and
  administrative expense      (690,744)   (620,204)  (2,264,120)  (2,136,436)
                            ----------  ----------   ----------   ----------
(Loss) income from operations   (2,184)     56,084       48,038       72,742

Interest expense               (23,240)    (20,308)     (74,308)     (62,612)
Interest income                  1,472       1,269        4,762        4,608
                            -----------  ---------   ----------   ----------
(Loss) income before
  income taxes                 (23,952)     37,045      (21,508)      14,738
Benefit (provision)
  for income taxes               9,439     (15,691)       7,205       (7,552)
                            ----------     -------     --------     --------
Net (loss) income             $(14,513)    $21,354     $(14,303)    $  7,186
                            ==========     =======     ========     ========

(Loss) earnings per share:

Net (loss) income per share -
  basic and diluted            $ (0.38)    $  0.56      $(0.37)     $   0.19
                               =======     =======      ======      ========

Weighted average number of
  common shares outstanding 38,347,216  38,367,216   38,347,216   38,345,329
Common stock equivalents         -          46,118         -          99,763
                            ----------  ----------   ----------   ----------
Weighted average number of
  common and common
  equivalent shares
  outstanding               38,347,216  38,413,334   38,347,216   38,445,092
                            ==========  ==========   ==========   ==========














                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
 Statements of Consolidated Shareholders' Equity and Comprehensive (Loss) Income
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                            Una-             Accumu-
                                         mortized             lated
                                         Value of             Other
                                 Addit-  Restrict-           Compre-     Total
                                 ional     ed                hensive    Share-
                       Common   Paid-In   Stock   Retained   (Loss)/    holders'
                        Stock   Capital   Grant   Earnings   Income     Equity
                      -------   -------  -------- --------   -------  ----------
FY 2000 -
  40 Week Period
Balance at beginning
  of period
   38,367,216 shares  $38,367  $457,101  $ (441)  $411,861   $(60,696) $846,192
Net loss                                           (14,303)             (14,303)
Other comprehensive
  income:
   Foreign currency
      translation
      adjustment                                              (12,179)  (12,179)
   Minimum pension
      liability
      adjustment                                                2,682     2,682
Forfeiture of
  restricted
  stock grant          (20)        (631)       441                         (210)
Cash dividends
  ($.10 per share)                                   (11,505)           (11,505)
                      -------  --------     ------  --------  -------   --------
Balance at end of
  period              $38,347  $456,470     $    -  $386,053 $(70,193) $810,677
                      =======  ========     ======  ======== ========  ========


FY 1999 -
  40 Week Period
Balance at beginning
  of period
   38,290,716 shares  $38,291  $454,971     $   -   $413,034 $(69,039) $837,257
Net income                                             7,186              7,186
Other comprehensive
  income:
   Foreign currency
     translation
     adjustment                                                 2,767     2,767
Issuance of 20,000
  shares of
   common stock          20         631       (651)                           -
Exercise of stock
  options,
   56,500 shares         56       1,499                                   1,555
Amortization of
  restricted
  stock grant                                  180                          180
Cash dividends
  ($.10 per share)                                   (11,498)           (11,498)
                    -------    --------      -----  -------- --------  --------
Balance at end
  of period         $38,367    $457,101      $(471) $408,722 $(66,272) $837,447
                    =======    ========      =====  ======== ========  ========



Comprehensive (Loss) Income
                                12 Weeks Ended              40 Weeks Ended
                           ------------------------     -----------------------
                           December 2,   December 4,    December 2,  December 4,
                               2000       1999               2000       1999
                           ----------    ----------     ----------   ----------

Net (loss) income           $(14,513)    $  21,354       $(14,303)  $    7,186
Foreign currency
   translation adjustment     (9,679)          289        (12,179)       2,767
Minimum pension
   liability adjustment            -             -          2,682            -
                            --------     ---------       --------    ---------
Total comprehensive
   (loss) income            $(24,192)    $  21,643       $(23,800)      $9,953
                            ========     =========       ========       ======




                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                          Consolidated Balance Sheets
                  (Dollars in thousands except share amounts)

                                             December 2,        February 26,
                                                2000                2000
                                             -----------        -----------
                                             (Unaudited)
ASSETS
Current assets:
    Cash and short-term investments             $103,940          $124,603
    Accounts receivable                          199,124           227,078
    Inventories                                  869,792           791,150
    Prepaid expenses and other assets             85,715            80,052
                                               ---------         ---------
      Total current assets                     1,258,571         1,222,883
                                               ---------         ---------
   Property:
    Property owned                             1,893,594         1,789,662
    Property leased                               88,176            94,146
                                               ---------         ---------
      Property-net                             1,981,770         1,883,808
   Other assets                                  211,308           228,834
                                              ----------        ----------
Total assets                                  $3,451,649        $3,335,525
                                              ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt           $ 15,437          $  2,382
    Current portion of obligations
      under capital leases                        11,525            11,327
    Accounts payable                             617,951           583,142
    Book overdrafts                              110,419           112,465
    Accrued salaries, wages and benefits         155,380           155,649
    Accrued taxes                                 62,111            51,611
    Other accruals                               194,979           208,002
                                               ---------         ---------
      Total current liabilities                1,167,802         1,124,578
                                               ---------         ---------
   Long-term debt                              1,040,035           865,675
   Obligations under capital leases              109,045           117,870
   Other non-current liabilities                 324,090           381,210
                                               ---------         ---------
Total liabilities                              2,640,972         2,489,333
                                               ---------         ---------
   Commitments and contingencies
Shareholders' equity:
    Preferred stock--no par value;
      authorized - 3,000,000
      shares; issued - none                          -                 -
    Common stock--$1 par value;
      authorized - 80,000,000
      shares; issued and outstanding
      38,347,216 and 38,367,216 shares,
      respectively                                38,347            38,367
    Additional paid-in capital                   456,470           457,101
    Unamortized value of restricted stock grant      -                (441)
    Accumulated other comprehensive loss         (70,193)          (60,696)
    Retained earnings                            386,053           411,861
                                              ----------        ----------
Total shareholders' equity                       810,677           846,192
                                              ----------        ----------
Total liabilities and shareholders' equity    $3,451,649        $3,335,525
                                              ==========        ==========




                         See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                     40 Weeks Ended
                                             ----------------------------------
                                             December 2, 2000  December 4, 1999
                                             ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                              $(14,303)        $7,186
  Adjustments to reconcile net (loss)
       income to cash provided
       by operating activities:
    Store/Facilities exit charge (reversal)
      and asset write-off                          (3,061)        11,953
    Environmental charge                            4,029            -
    Depreciation and amortization                 195,047        176,608
    Deferred financing expense                        919            838
    Deferred income tax (benefit) provision        (9,992)         4,975
    Gain on disposal of owned property             (1,634)        (1,297)
  Other changes in assets and liabilities:
    Decrease (increase) in receivables             22,995        (17,290)
    (Increase) in inventories                     (87,561)       (14,763)
    (Increase) decrease in prepaid expenses
       and other current assets                    (3,727)           410
    (Increase) in other assets                     (4,153)        (6,038)
    Increase in accounts payable                   44,521         57,883
    Increase (decrease) in accrued salaries,
      wages and benefits                            3,772         (6,520)
    Increase (decrease) in accrued taxes            8,505         (2,449)
    (Decrease) in other accruals and other
       liabilities                                (44,218)        (9,897)
    Other operating activities, net                 4,481         (1,744)
                                                  -------        -------
Net cash provided by operating activities         115,620        199,855
                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                      (325,729)      (367,822)
  Proceeds from disposal of property               25,240         75,422
                                                 --------       --------
Net cash used in investing activities            (300,489)      (292,400)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                      (17,000)        (4,100)
  Proceeds under revolving lines of credit        511,471        125,027
  Payments on revolving lines of credit          (326,556)      (215,103)
  Proceeds from long-term borrowings               22,620        200,157
  Payments on long-term borrowings                 (3,125)        (3,942)
  Principal payments on capital leases             (8,514)        (8,951)
  Payment of deferred financing fees                 (373)        (6,298)
  Decrease in book overdrafts                        (739)       (15,944)
  Proceeds from stock options exercised                -           1,555
  Cash dividends                                  (11,505)       (11,498)
                                                  -------        -------
Net cash provided by financing activities         166,279         60,903

  Effect of exchange rate changes on cash
    and short-term investments                     (2,073)           816
                                                  -------        -------
Net decrease in cash and short-term investments   (20,663)       (30,826)
Cash and short-term investments at beginning
  of period                                       124,603        136,810
                                                  -------        -------
Cash and short-term investments at end of period $103,940       $105,984
                                                 ========       ========




                         See Notes to Quarterly Report

                The Great Atlantic & Pacific Tea Company, Inc.
                  Notes to Consolidated Financial Statements


1. Basis of Presentation

The consolidated financial statements for the 12 and 40 week periods ended December 2, 2000 and December 4, 1999 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs discussed herein. Interim results are not necessarily indicative of results for a full year.

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


2. Income Taxes

The income tax provision/benefit recorded for the 12 and 40 week periods of fiscal years 2000 and 1999 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.


3. Wholesale Franchise Business

As of December 2, 2000, the Company served 68 franchised stores. These franchisees are required to purchase inventory exclusively from the Company which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $152 million and $128 million for the third quarters of fiscal 2000 and 1999, respectively, and $486 million and $387 million for the 40 week periods ended in fiscal years 2000 and 1999, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $4.4 million and $4.1 million, are included in accounts receivable at December 2, 2000 and February 26, 2000, respectively. The long-term portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $51.9 million and $53.4 million are included in other assets at December 2, 2000 and February 26, 2000, respectively.

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


4. New Accounting Pronouncements Not Yet Adopted

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the Consolidated Balance Sheets as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the Statements of Consolidated Operations.

In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date of FASB Statement No. 133" which delays the adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". This Statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments, for certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group ("DIG") process. Certain decisions arising from the DIG process that required specific amendments to SFAS 133 were incorporated into this Statement. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The Company does not expect these pronouncements will have a material impact on the Company's financial position, results of operations or cash flow.

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

In May 2000, the Emerging Issues Task Force ("EITF") issued No. 00-14 "Accounting for Certain Sales Incentives". The EITF reached a consensus on several issues involving the accounting and income statement classification of rebates, coupons and other discounts. The Company has evaluated the impact of this issue and has concluded that it will have no effect on the accounting or classification of sales incentives since coupons issued by the Company are recorded upon redemption as a reduction of sales.


5. Store and Facilities Exit Costs - Great Renewal - Phase I

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

As of February 27, 1999, the Company had closed and terminated operations with respect to the two warehouses and the coffee plant. The volume associated with the warehouses was transferred to other warehouses in close geographic proximity. Further, the manufacturing processes of the coffee plant were transferred to the Company's remaining coffee processing facility. The processing associated with the Canadian bakery was outsourced in January 1999.

In addition, on December 8, 1998, the Company's Board of Directors approved a plan which included the exit of 127 underperforming stores throughout the United States and Canada and the disposal of two other properties. Included in the 127 stores were 31 stores representing the entire Richmond, Virginia market. Further on January 28, 1999, the Board of Directors approved the closure of five additional underperforming stores. In connection with the Company's plan to exit these 132 stores and the write-down of two properties, the Company recorded a charge in the fourth quarter of fiscal 1998 of approximately $215 million.

This $215 million charge consisted of $8 million of severance (including pension withdrawal obligations), $1 million of facilities occupancy costs, $114 million of store occupancy costs, which principally relates to the present value of future lease obligations, net of anticipated sublease recoveries, which extend through fiscal 2028, an $83 million write-down of store fixed assets and a $9 million write-down to estimated fair value of two properties. To the extent fixed assets included in those stores identified for closure could be utilized in other continuing stores, the Company transferred those assets to continuing stores. The Company plans to scrap fixed assets that could not be transferred, and accordingly, the write-down was calculated based upon an estimated scrap value. This fourth quarter charge of $215 million was reduced by approximately $2 million in fiscal 1998 due to changes in estimates of pension withdrawal liabilities and fixed asset write-downs from the time the original charge was recorded.

In addition to the charges recorded in fiscal 1998, there were other charges related to the plan which could not be accrued for at February 27, 1999 because they did not meet the criteria for accrual under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit Activity (Including Certain Costs Incurred in a Restructuring)." Such costs have been expensed as incurred as the plan was being executed. During the 40 week period ended December 4, 1999, the Company recorded an additional pretax charge of $11 million for severance related to the 132 stores. No additional charges were recorded during the 40 week period of fiscal 2000.

On April 26, 1999, the Company announced that it had reached definitive agreements to sell 14 stores in the Atlanta, Georgia market, two of which were previously included in the Company's store exit program. In conjunction with the sale, the Company decided to exit the entire Atlanta market and close the remaining 22 stores, as well as the distribution center and administrative office. Accordingly, at the time of the announcement, the Company recorded a fiscal 1999 first quarter net pretax charge of approximately $5 million. This charge was comprised of severance of $6 million and future lease commitments of $11 million, partially offset by a $12 million gain related to the disposition of fixed and intangible assets. The net charge was included in "Store operating, general and administrative expense".

The Company paid $28 million of the total net severance charges from the time of the original charges through the third quarter of fiscal 2000 which resulted from the termination of approximately 3,400 employees. The remaining severance payments to individuals will be made by the end of fiscal 2000.

The   following   reconciliation   summarizes   the  activity   related  to  the
aforementioned charges since the beginning of fiscal 1999:

                                      Severance
                    Store      Fixed    and     Facilities
                  Occupancy   Assets  Benefits   Occupancy           Total
                  ---------   ------  --------  ----------           -----
(Dollars in thousands)

Reserve Balance at
   Feb. 27, 1999   $114,532   $   -    $10,066    $4,038           $128,636
Addition (1)         15,730       -     17,060     3,188             35,978
Utilization          (4,614)(2) (295)  (19,626)   (3,659)           (28,194)
Adjustment (3)      (22,195)     295        -        -              (21,900)
                    -------      ---   -------    ------           --------

Reserve Balance at
   Feb. 26, 2000    103,453        -     7,500     3,567            114,520

Addition (4)          3,997        -         -         -              3,997
Utilization (5)     (21,277)       -    (4,580)     (463)           (26,320)
Adjustment (3)          -          -         -    (3,061)            (3,061)
                    --------   -----    ------    -------           -------

Reserve Balance at
   Dec. 2, 2000     $86,173   $   -     $ 2,920   $   43            $89,136
                    =======   =====     =======   ======            =======





   (1)The fiscal 1999 addition represents an increase to the store occupancy reserve for the present value interest accrued ($7.4 million), the additional severance cost ($11.5 million) and the cost of exiting the Atlanta market (including store occupancy of $8.3 million, severance of $5.6 million and facilities costs of $3.2 million).

   (2)Store occupancy utilization for fiscal 1999 is comprised of $29.6 million of lease and other occupancy payments for the period, net of $25.0 million of net proceeds on the assignment of leases which was considered in determining the original charge recorded during fiscal 1998.

   (3)At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, in the third quarter of fiscal 1999, the Company recorded a net reduction in "Store operating, general and administrative expense" of $21.9 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. This amount represents a $22.2 million reduction in "Store operating, general and administrative expense" for lower store occupancy costs resulting primarily from earlier than anticipated lease terminations and subleases. The credit is partially offset by $0.3 million of additional fixed asset write-downs resulting from lower than anticipated proceeds from the sale of fixed assets. Additionally, in the first quarter of fiscal 2000, the Company recorded a net reduction in "Store operating, general and administrative expense" of $3.1 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. The reversal is a result of a change in estimate resulting from the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

   (4)The addition of $4.0 million to store occupancy during the first three quarters of fiscal 2000 represents the present value of accrued interest related to lease obligations.

   (5)Store occupancy utilization of $21.3 million and facilities occupancy of $0.5 million represent lease and other occupancy payments made during the 40 week period ended December 2, 2000.

Based upon current available information, Management evaluated the reserve balance of $89.1 million as of December 2, 2000 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

At December 2, 2000, approximately $28 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations are the operating results of the 132 underperforming stores (including 31 stores in the Richmond, Virginia market) and the 34 Atlanta stores which the Company has exited. The operating results of these stores are as follows:








(In thousands)          12 Weeks Ended                40 Weeks Ended
                  --------------------------     ------------------------
                  December 2,    December 4,     December 2,  December 4,
                     2000             1999          2000          1999
                  -----------    -----------     -----------  -----------

   Sales             $  138      $13,451          $  515       $198,473
                     ======      =======          ======       ========

   Operating Loss    $  (44)     $(3,559)         $ (115)      $(29,690)
                     ======      =======          ======       ========

As of the end of fiscal 1999, the Company had closed 165 stores, including 34 stores in the Atlanta, Georgia market and 31 stores in the Richmond, Virginia market.


6.    Defined Benefit Plan Transfer

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


7. Operating Segments

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


Interim information on segments is as follows:

(Dollars in thousands)
                         12 Weeks Ended          40 Weeks Ended
                     ------------------------- ------------------------
                     December 2,   December 4, December 2,  December 4,
                          2000         1999        2000       1999
                     ------------------------- ------------------------
Sales
   U.S. Retail         $1,883,595  $1,812,210  $6,268,609  $6,105,177
   Canada Retail          393,467     392,216   1,313,545   1,238,089
   Canada Wholesale       151,728     127,702     485,990     386,964
                       ----------  ----------  ----------  ----------
      Total Company    $2,428,790  $2,332,128  $8,068,144  $7,730,230
                       ==========  ==========  ==========  ==========

Depreciation and amortization
   U.S. Retail         $   52,285    $47,505     $170,672    $155,528
   Canada Retail            7,311      6,801       24,375      21,080
   Canada Wholesale         -          -            -           -
                       ----------    -------     --------    --------
      Total Company    $   59,596    $54,306     $195,047    $176,608
                       ==========    =======     ========    ========

(Loss) income from operations
   U.S. Retail         $   (9,281)   $45,328     $ 14,191    $ 41,843
   Canada Retail            1,554      5,479       17,681      18,093
   Canada Wholesale         5,543      5,277       16,166      12,806
                       ----------    -------     --------    --------
      Total Company    $   (2,184)   $56,084     $ 48,038    $ 72,742
                       ==========    =======     ========    ========

(Loss) income before income taxes
   U.S. Retail         $  (29,282)   $28,232     $(48,929)   $(10,063)
   Canada Retail             (518)     3,414       10,320      11,265
   Canada Wholesale         5,848      5,399       17,101      13,536
                       ----------    -------     --------    --------
      Total Company    $  (23,952)   $37,045     $(21,508)   $ 14,738
                       ==========    =======     ========    ========

Capital expenditures
   U.S. Retail         $   74,334    $87,279     $277,223    $315,340
   Canada Retail            9,752     23,777       48,506      52,482
   Canada Wholesale         -          -            -           -
                       ----------   --------     --------    --------
      Total Company    $   84,086   $111,056     $325,729    $367,822
                       ==========   ========     ========    ========



                     December 2,      February 26,
                        2000             2000
                     ------------     ------------
Total assets
   U.S. Retail         $2,827,136      $2,684,624
   Canada Retail          539,604         567,573
   Canada Wholesale        84,909          83,328
                       ----------      ----------
      Total Company    $3,451,649      $3,335,525
                       ==========      ==========



8. Environmental Liability

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

During the first quarter of fiscal 2000, the Company assessed the likelihood that a loss had been incurred at this site as probable and based on findings included in remediation reports and discussion with legal counsel, estimated the potential loss to be approximately $3 million on an undiscounted basis. Accordingly, such amount was accrued at that time. At each balance sheet date the Company assesses its exposure with respect to this environmental remediation based on current available information. During the third quarter of fiscal 2000, with respect to such review, it was determined that additional costs amounting to approximately $1 million would be incurred to remedy these environmental issues, and accordingly, this additional amount was accrued. The total accrued liability of approximately $4 million is included in "Other non-current liabilities" in the Consolidated Balance Sheets.


9. Project Financing Agreement

During the 40 weeks ended December 2, 2000, the Company entered into an agreement with IBM Credit Corporation ("IBM Credit") whereby IBM Credit will provide financing for software purchases and hardware leases primarily relating to the Company's Great Renewal - Phase II supply chain and business process initiative. Under this agreement, IBM Credit will finance software purchases and hardware leases in the aggregate up to $71 million at an effective rate of 8.49% per annum. The software purchases and hardware leases will occur from time to time over the next four years. The Company is committed to make equal monthly payments of $1.4 million through May 2005. Such payments are subject to change based upon the timing and amount of funding from IBM Credit.

As of December 2, 2000, IBM Credit has funded $22.5 million for software purchases and has leased hardware to the Company with a total fair market value of $10.5 million. The leasing of the hardware under this agreement is being accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."


10.   Sale-Leaseback Transaction

On December 29, 2000, the Company entered into an agreement to sell certain properties and subsequently lease them back from the purchaser. The properties subject to this agreement have a carrying value of $18.9 million. Proceeds received by the Company related to this transaction amounted to $26.4 million. The resulting gain of $7.5 million will be deferred and amortized over the life of the respective leases as a reduction of rental expense.



The resulting leases have terms of 20 years, with options to renew for additional periods, and are being accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Future minimum lease payments for these operating leases are as follows:

(Dollars in thousands)

   Remainder of fiscal 2000   $  487
   Fiscal 2001                 2,768
   Fiscal 2002                 2,768
   Fiscal 2003                 2,768
   Fiscal 2004                 2,768
   Fiscal 2005                 2,768
   Thereafter                 43,810
                             -------
      Total                  $58,137
                             =======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

12 Weeks Ended December 2, 2000 Compared to 12 Weeks Ended December 4, 1999

Sales for the third quarter ended December 2, 2000 of $2.4 billion increased $97 million or 4.1% from the prior year third quarter amount. The increase is detailed in the following table:

                                 Increase/           Increase/
                                 (Decrease)         (Decrease)
                                     $                   %
                                 ---------           --------
   New stores (44)                  $115               4.9%
   Same store sales                   32               1.4
   Wholesale sales                    26               1.1
   Canadian exchange rate            (17)             (0.7)
   Closed stores (48)                (59)             (2.6)
                                    ----              -----
      Total                         $ 97               4.1%
                                    ====               ===

Average weekly sales per supermarket were approximately $260,100 in the third quarter of fiscal 2000 versus $247,100 for the corresponding period of the prior year, an increase of 5.3%. Same store sales for Canadian operations increased 4.2% from the prior year and same store sales for U.S. operations increased 0.8% from the prior year.

Gross margin as a percent of sales decreased 65 basis points to 28.35% in the third quarter of fiscal 2000 from 29.00% for the third quarter of fiscal 1999. This decrease was due to the increasingly competitive supermarket environment and promotional programs that were less successful in generating the desired sales expected from those types of programs. The gross margin dollar increase of $12 million resulted from an increase in sales volume partially offset by a decrease in the gross margin rate as well as a decrease in the Canadian exchange rate. The U.S. operations gross margin increase of $15 million resulted from an increase of $22 million due to higher sales volume partially offset by a decrease of $7 million due to a lower gross margin rate. The Canadian operations gross margin decrease of $3 million resulted from a decrease of $9 million due to a lower gross margin rate and a decrease of $4 million in the Canadian exchange rate partially offset by an increase of $10 million due to higher sales volume.

Store operating, general and administrative ("SG&A") expense was $691 million for the third quarter of fiscal 2000 compared to $620 million for the corresponding period in the prior year. As a percentage of sales, SG&A expense increased from 26.59% in the third quarter of fiscal 1999 to 28.44% in the third quarter of fiscal 2000.

The SG&A expense for the third quarter of fiscal 1999 included a net credit of approximately $5 million relating to the Company's Great Renewal - Phase I store closure initiatives ("GR I") as described in Footnote 5 of the Company's Consolidated Financial Statements for the 12 and 40 week periods ended December 2, 2000. This net credit consisted of reversals of previously recorded restructuring charges due to favorable progress in marketing and subleasing the closed stores of approximately $22 million offset by approximately $11 million of costs related to the store exiting charges and approximately $6 million of store operating, general and administrative expense of the stores identified for closure.

The SG&A expense for the third quarter of fiscal 2000 included approximately $18 million relating to the Company's Great Renewal - Phase II supply chain and business process initiative ("GR II"). Such costs consisted primarily of professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

Excluding the GR I and GR II charges noted above, as a percentage of sales, SG&A expense increased from 26.97% in the third quarter of fiscal 1999 to 27.69% in the third quarter of fiscal 2000. The increase of 72 basis points is primarily due to higher occupancy and labor costs associated with the Company's new store development program.

Interest expense increased $2.9 million or 14.4% from the corresponding period of the prior year, primarily due to increased borrowings from banks.

The loss before income taxes for the third quarter ended December 2, 2000 was $24 million compared to income before income taxes of $37 million for the comparable period in the prior year for a decrease of $61 million. The loss was attributable principally to lower gross margin, higher store operating, general and administrative expense and increased interest expense.

The income tax benefit/provision recorded in the third quarter of fiscal years 2000 and 1999 reflect the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.


40 Weeks Ended December 2, 2000 Compared to 40 Weeks Ended December 4, 1999

Sales for the 40 weeks ended December 2, 2000 of $8.1 billion increased $338 million or 4.4% from the prior year. The increase is detailed in the following table:

                                 Increase/          Increase/
                                 (Decrease)        (Decrease)
                                     $                  %
                                 ----------        ----------
   New stores (59)                  $444               5.7%
   Same store sales                  137               2.0
   Wholesale sales                   103               1.3
   Canadian exchange rate             (9)             (0.1)
   Closed stores (151)              (337)             (4.5)
                                    ----              -----
      Total                         $338               4.4%
                                    ====              =====

Average weekly sales per supermarket were approximately $259,800 for the 40 week period of fiscal 2000 versus $241,100 for the corresponding period of the prior year, an increase of 7.8%. Same store sales for Canadian operations increased 4.0% from the prior year and same store sales for U.S. operations increased 1.5% from the prior year.

Gross margin as a percent of sales increased 8 basis points to 28.66% for the 40 week period of fiscal 2000 from 28.58% for the 40 week period of fiscal 1999. The gross margin dollar increase of $103 million resulted from increases in sales volume and the gross margin rate partially offset by a decrease in the Canadian exchange rate. The U.S. operations gross margin increase of $82 million resulted from an increase of $49 million due to higher sales volume and $33 million due to a higher gross margin rate. The Canadian operations gross margin increase of $21 million resulted from an increase of $42 million due to higher sales volume partially offset by a decrease of $19 million due to a lower gross margin rate and a decrease of $2 million in the Canadian exchange rate.

SG&A expense was $2.3 billion for the 40 week period ended December 2, 2000 compared to $2.1 billion for the corresponding period of the prior year. As a percentage of sales, SG&A expense increased from 27.64% in fiscal 1999 to 28.06% in fiscal 2000.

The SG&A expense for the 40 week period of fiscal 1999 included approximately $101 million relating to GR I, including approximately $56 million of costs related to the store exiting charges and approximately $67 million of store operating, general and administrative expense of the stores identified for closure, partially offset by reversals of previously recorded restructuring charges due to favorable progress in marketing and subleasing the closed stores of approximately $22 million.

The SG&A expense for the 40 week period of fiscal 2000 included approximately $52 million relating to GR II. Such costs included primarily professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative. Also included in the fiscal 2000 expense was approximately $4 million of estimated environmental clean up costs for a non-retail property. Partially offsetting the fiscal 2000 expense was a reversal of approximately $3.1 million of GR I charges originally recorded in fiscal 1998 resulting from a change in estimate related to the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

Excluding the charges noted above, as a percentage of sales, SG&A expense increased from 26.88% for the 40 week period of fiscal 1999 to 27.40% for the 40 week period of fiscal 2000. The increase of 52 basis points is primarily due to litigation and severance charges as well as higher labor and occupancy costs in fiscal 2000.

Interest expense increased $11.7 million or 18.7% from the corresponding period of the prior year, primarily due to the issuance of $200 million 9.375% Senior Quarterly Interest Bonds on August 6, 1999 and increased borrowings from banks.

The loss before income taxes for the 40 week period ended December 2, 2000 was $21 million compared to income before income taxes of $15 million for the comparable period in the prior year, a decrease of $36 million. The loss is attributable principally to the increases in store operating, general and administrative expense and interest expense partially offset by higher gross margin.

The income tax benefit/provision recorded in the first three quarters of 2000 and 1999 reflect the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.


Liquidity and Capital Resources

The Company ended the third quarter of fiscal 2000 with working capital of $91 million compared to $98 million at the beginning of the fiscal year. The Company had cash and short-term investments aggregating $104 million at the end of the third quarter of fiscal 2000 compared to $125 million as of fiscal 1999 year end. Short-term investments were approximately $6 million and $27 million at December 2, 2000 and February 26, 2000, respectively. The decrease in working capital is attributable primarily to decreases in cash, short-term investments and accounts receivable, and an increase in accounts payable partially offset by an increase in inventories.

On August 6, 1999, the Company issued $200 million aggregate principal amount 9.375% Senior Quarterly Interest Bonds due August 1, 2039. The Company used the net proceeds from the issuance of the bonds to repay borrowings under its revolving credit facility, to finance the purchase of 16 stores, (6 in the United States and 10 in Canada) and for working capital and general corporate purposes.

The Company has an unsecured five year $493 million revolving credit agreement (the "Credit Agreement") expiring June 10, 2002, with a syndicate of banks, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings. As of December 2, 2000, the Credit Agreement was comprised of the U.S. credit agreement amounting to $415 million and the Canadian credit agreement amounting to C$121 million (U.S. $78 million). As of December 2, 2000, the Company had $320 million of borrowings under the Credit Agreement. Accordingly, as of December 2, 2000, the Company had $173 million available under the Credit Agreement. Borrowings under the agreement bears interest at the weighted average rate of 7.15% as of December 2, 2000 based on the variable LIBOR pricing.

In addition to the Credit Agreement, the Company also has various uncommitted lines of credit with numerous banks totaling $55 million. As of December 2, 2000, the Company had $10 million outstanding and $45 million available in uncommitted lines of credit.

As described in Footnote 9 of the Company's Consolidated Financial Statements for the 12 and 40 week periods ended December 2, 2000, the Company entered into an agreement with IBM Credit Corporation ("IBM Credit") whereby IBM Credit will provide financing for software purchases and hardware leases primarily related to GR II. Under this agreement, IBM Credit will finance software purchases and hardware leases in the aggregate up to $71 million at an effective rate of 8.49% per annum. As of December 2, 2000, IBM Credit has funded $22.5 million for software purchases and has leased hardware to the Company with a total fair market value of $10.5 million.

On November 1, 2000, the Company's Canadian subsidiary, The Great Atlantic & Pacific Company of Canada, Limited, repaid its outstanding $75 million 5 year Notes denominated in U.S. dollars. The repayment of these Notes was funded by the Credit Agreement at an average rate of 6.55%.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of December 2, 2000 at terms determined by market conditions at the time of sale.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum net worth and maximum levels of indebtedness and lease commitments. The Company is in compliance with all such covenants as of December 2, 2000.

The Company is currently negotiating a new, secured revolving credit agreement to replace its existing facility that is expected to have covenants, terms and conditions which reflect the Company's current operating environment and capital programs. Although the Company cannot be certain of the final timing and terms of such agreement, it expects to have the agreement in place prior to its fiscal year end.

On September 7, 2000, Standard & Poor's Ratings Group ("S&P") lowered its rating on the Company's debt to BB stable. At December 2, 2000, the Company's existing senior unsecured debt rating was Ba1 with negative implications with Moody's Investors Service ("Moody's") and BB stable with S&P. On December 15, 2000, Moody's lowered its rating on the Company's debt to Ba3 under continued review. On December 22, 2000, S&P lowered its rating on the Company's debt to BB with negative implications. These rating changes raise the cost of borrowing under the Credit Agreement by 50 basis points on the borrowed amount and 12 1/2 basis points on the entire commitment. Future rating changes could affect the availability and cost of financing to the Company.

For the 40 weeks  ended  December 2, 2000,  capital  expenditures  totaled  $326 million, which included 35 new stores and 37 major remodels and enlargements. Capital expenditures are expected to be approximately $400 million for the entire year.

As described in Footnote 10 of the Company's Consolidated Financial Statements for the 12 and 40 week periods ended December 2, 2000, on December 29, 2000, the Company entered into an agreement to sell certain properties and subsequently lease them back from the purchaser. The properties subject to this agreement have a carrying value of $18.9 million. Proceeds received by the Company related to this transaction amounted to $26.4 million. The resulting gain of $7.5 million will be deferred and amortized over the life of the respective leases as a reduction of rental expense. The Company is currently in discussions to enter similar transactions with other owned properties.

On December 5, 2000, the Company's Board of Directors voted to discontinue payment of the quarterly cash dividend on its common stock.

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

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $700 million in notes as of December 2, 2000 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of December 2, 2000, a 1% change in LIBOR would result in interest expense fluctuating approximately $3.3 million per year.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. For the 12 and 40 week periods ended December 2, 2000, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.3 million and $1.5 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on the financial position or cash flows of the Company.


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

                          PART II. OTHER INFORMATION


ITEM 1 - Legal Proceedings

On January 8, 2001, the United States Supreme Court denied the plaintiffs' petition for certiorari in Shirley A. Lang, et al. v. Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc., which favorably concludes this litigation for the Company.

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who deliver groceries at a Food Emporium store in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In December 2000, the plaintiffs in the federal court action accepted a $3 million offer of judgment made by the Company, such offer being conditional upon the federal court entering an order certifying a class consisting of the individuals who are the subject of a pending motion by the plaintiffs for class certification. In the event the Court enters the class certification order, this judgment will also resolve all related claims of the New York Attorney General.

For a description of other legal matters previously reported during fiscal 2000, reference should be made to the Company's filings on Form 10-Q for the quarters ended June 17, 2000 and September 2, 2000.


ITEM 2 - Changes in Securities

None


ITEM 3 - Defaults Upon Senior Securities

None


ITEM 4 - Submission of Matters to a Vote of Security Holders

None - Matters were previously reported in the first quarter ended June 17, 2000, Form 10-Q report filed with the Commission.


ITEM 5 - Other Information

None

ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits required by item 601 of Regulation S-K

   Management Employment Agreements - Exhibit 10

(b)   Reports on Form 8-K

   None

                The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: January 16, 2001     By:     /s/ Kenneth A. Uhl
                                  Kenneth A. Uhl, Vice President and
                                  Controller (Chief Accounting Officer)