Form 10-K
period 2001-02-24
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2001-05-23
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the fiscal year ended February 24, 2001

                                       OR

[       ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                          For the transition period to

                          Commission file number 1-4141

                THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Maryland                                    13-1890974
           ---------------------------              ---------------------------
           (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                   Identification No.)

                                 2 Paragon Drive
                          Montvale, New Jersey 07645
                   (Address of principal executive offices)

Registrant's telephone number, including area code: 201-573-9700

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock - $1 par value                     New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 7, 2001 was approximately $195,674,000. The number of shares of common stock outstanding at May 7, 2001 was 38,347,216.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part I, Items 1(d) and 3, and Part II, Items 5, 6, 7, 7A, 8 and 14(a)1) are incorporated by reference from the Registrant's 2000 Annual Report to Stockholders. The Registrant has filed with the S.E.C. since the close of its last fiscal year ended February 24, 2001, a definitive proxy statement. Certain information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the proxy statement in this Form 10-K.

PART I

ITEM 1 - Business

General

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 752 stores averaging approximately 37,100 square feet per store as of February 24, 2001. In addition, the Company served as wholesaler to 68 franchise stores in Canada averaging approximately 29,700 square feet per store as of February 24, 2001. On the basis of reported sales for fiscal 2000, the Company believes that it is one of the 10 largest retail food chains in the United States.

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

Modernization of Facilities

The Company is engaged in a continuing program of modernizing its operations including retail stores, warehousing and distribution facilities, supply and logistics and processes. In support of its modernizing program, on March 13, 2000, the Company announced its Great Renewal - Phase II supply chain and business process initiative ("GR II"), a plan to develop a state of the art supply chain and business management infrastructure over the next four years.

During fiscal 2000, the Company expended approximately $416 million for capital projects which included 47 new supermarkets, 10 new franchised stores and 45 major remodels or enlargements. The Company's plans for fiscal 2001 anticipate capital expenditures of approximately $100 million relating to GR II and $275 million relating to ongoing capital projects which include the opening of 25 new supermarkets. In addition, the Company plans to continue with similar levels of capital expenditures in fiscal 2002 and several years thereafter.

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

Employees

As of February 24, 2001, the Company had approximately 83,000 employees, of which 69% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

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

Foreign Operations

The information required is contained under the captions "Management's Discussion and Analysis", "Note 4 - Wholesale Franchise Business", "Note 5 - Indebtedness", "Note 6 - Fair Value of Financial Instruments", "Note 8 - Income Taxes", "Note 9 - Retirement Plans and Benefits", and "Note 13 - Operating Segments" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 2 - Properties

At February 24, 2001, the Company owned 139 properties consisting of the following:

      Stores Not Including Stores in Owned Shopping Centers
      -----------------------------------------------------
         Land and building owned                                32
         Building owned and land leased                         17
                                                               ---
            Total stores                                        49

      Shopping Centers
         Land and building owned                                17
         Building owned and land leased                          4
                                                               ---
            Total shopping centers                              21

      Warehouses
         Land and building owned                                 7
         Building owned and land leased                          -
                                                               ---
            Total warehouses                                     7

      Administrative and Other Properties
         Land and building owned                                20
         Building owned and land leased                          3
         Property under development building owned
            and land leased                                     10
         Property under development land and
            building owned                                       2
         Property under development land only                    2
         Undeveloped land                                       25
                                                               ---
            Total other properties                              62
                                                               ---

      Total Properties                                         139
                                                               ===

At February 24, 2001, the Company operated 752 retail stores and serviced 68 franchised stores. These stores are geographically located as follows:

      Company Stores:
         New England States:
            Connecticut                                         39
            Massachusetts                                       18
            New Hampshire                                        1
            Vermont                                              2
                                                               ---
               Total                                            60
                                                               ---

         Middle Atlantic States:
            District of Columbia                                 1
            Delaware                                            10
            Maryland                                            41
            New Jersey                                         105
            New York                                           152
            Pennsylvania                                        29
                                                               ---
               Total                                           338
                                                               ---

         Midwestern States:
            Michigan                                           101
            Ohio                                                 3
            Wisconsin                                           37
                                                               ---
               Total                                           141
                                                               ---

         Southern States:
            Louisiana                                           21
            Mississippi                                          5
            North Carolina                                       1
            Virginia                                            11
                                                               ---
               Total                                            38
                                                               ---

               Total United States                             577
                                                               ---

            Ontario, Canada                                    175
                                                               ---

               Total Stores                                    752
                                                               ===

      Franchised Stores:
            Ontario, Canada                                     68
                                                               ---
               Total Franchised Stores                          68
                                                               ===


The total area of all Company operated retail stores is 27.9 million square feet averaging approximately 37,100 square feet per store. Excluding liquor and Food Emporium stores, which are generally smaller in size, the average store size is approximately 39,400 square feet. The total area of all franchised stores is 2.0 million square feet averaging approximately 29,700 square feet per store. The 47 new stores added in fiscal 2000 consisted of 45 supermarkets, of which 4 were Food Emporium stores, and 2 liquor stores. Excluding the Food Emporium and liquor stores, the supermarkets opened in fiscal 2000 had a range in size from 21,400 to 70,500 square feet, with an average size of approximately 51,400 square feet. The stores built by the Company over the past several years and those planned for fiscal 2001 and thereafter, generally range in size from 50,000 to 60,000 square feet. The selling area of new stores is approximately 74% of the total square footage.

The Company operates one coffee roasting plant in the United States. In addition, the Company maintains 14 warehouses that service its store network. These warehouses are geographically located as follows:

            Indiana                               1
            Louisiana                             1
            Maryland                              1
            Michigan                              2
            New Jersey                            2
            New York                              2
            Pennsylvania                          1
            Wisconsin                             1
                                                ---
                Total United States              11
            Ontario, Canada                       3
                                                ---
                Total Warehouses                 14
                                                ===

The net book value of real estate pledged as collateral for all mortgage loans amounted to $4.5 million as of February 24, 2001. The net book value of real estate pledged as collateral for the Company's $425 million Secured Revolving Credit Agreement expiring December 31, 2003 amounted to $88.1 million as of February 24, 2001.


ITEM 3 - Legal Proceedings

The information required is contained under the caption "Note 11 - Litigation" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.







PART II

ITEM 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 6 - Selected Financial Data

The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - Management's Discussion and Analysis

The information required is contained under the caption "Management's Discussion and Analysis" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" the in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the sections included herein by reference, the Company's 2000 Annual Report to Stockholders is not deemed to be filed as part of this report.

(b) The information required is contained under the caption "Summary of Quarterly Results" in the 2000 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None





PART III

ITEMS 10 and 11 - Directors and Executive Officers of the Registrant and Executive Compensation

Executive Officers of the Company are as follows:

       Name               Age               Current Position
------------------        ---            --------------------------
Christian W.E. Haub        36   Chairman of the Board, President and Chief
                                Executive Officer
Fred Corrado               61   Vice Chairman of the Board and Chief
                                Financial Officer
Elizabeth Culligan         51   Executive Vice President, Chief Operating
                                Officer
William P. Costantini      53   Senior Vice President, General Counsel &
                                Secretary
Mitchell P. Goldstein      40   Senior Vice President, Finance & Treasurer
Nicholas L. Ioli, Jr.      57   Senior Vice President, Chief Information
                                Officer
Laurane S. Magliari        50   Senior Vice President, People Resources and
                                Services
Brian Pall                 41   Senior Vice President, Chief Development
                                Officer
Brian Piwek                54   Vice Chairman, President and Chief Executive
                                Officer, The Great Atlantic & Pacific Company
                                of Canada, Limited
Don Sommerville            42   Senior Vice President, Chief Marketing Officer
Craig C. Sturken           57   President and Chief Executive Officer,
                                Atlantic Region Operations

Executive officers of the Company are chosen annually and serve at the pleasure of the Chief Executive Officer with the consent of the Board of Directors.


Mr. Haub was elected a director on December 3, 1991, President and Chief Operating Officer of the Company on December 7, 1993 and Co-Chief Executive Officer on April 2, 1997. He was elected President and Chief Executive Officer effective May 1, 1998. He was elected Chairman of the Board of Directors on March 20, 2001, effective May 1, 2001. He is Chairman of the Executive Committee and a member of the Finance Committee.

Mr. Corrado has been a director since 1990. During the past five years, Mr. Corrado has served as Vice Chairman of the Board and Chief Financial Officer. He is Vice Chairman of the Executive Committee and a member of the Finance Committee.

Ms. Culligan was elected Executive Vice President and Chief Operating Officer effective January 8, 2001. Prior to joining the Company, Ms. Culligan was President, Nabisco International at Nabisco Holdings Corporation since 1998 and, before that, Senior Vice President, Marketing, Nabisco Biscuit Division.

Mr. Costantini was elected Senior Vice President, General Counsel & Secretary effective April 24, 2000. Prior to joining the Company, Mr. Costantini was Executive Vice President & General Counsel of Olsten Corporation and, before that, Senior Vice President & General Counsel of Olsten.

Mr. Goldstein was elected Senior Vice President, Finance & Treasurer effective January 17, 2000. Prior to joining the Company, Mr. Goldstein was Chief Financial Officer at Vlasic Foods International, and, before that, Vice President of Strategic Planning and Corporate Development at Vlasic Foods International. Before that, he was Vice President of Strategic Planning at Campbell Soup Company.

Mr. Ioli was elected Senior Vice President, Chief Information Officer on July 13, 1999. Prior to joining the Company, Mr. Ioli was Vice President, Chief Information Officer, Citizens Utilities Company.

Ms. Magliari was elected Senior Vice President, People Resources and Services on February 16, 1999. Prior to joining the Company, Ms. Magliari was
Vice President, Human Resources, Publishers Clearing House and, before that, Vice President, Global Marketing, The Chase Manhattan Bank.

Mr. Pall was appointed Chief Development Officer of the Company on May 1, 2000. Prior to that, Mr. Pall was Senior Vice President, Development and, before that, Corporate Vice President, Real Estate Development.

Mr. Piwek was appointed Vice Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited on February 14, 2000. Before that, Mr. Piwek was Vice Chairman and Co-Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited. Prior to joining the Company, he was President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

Mr. Sommerville was appointed Senior Vice President, Chief Marketing Officer on October 4, 2000. Prior to that, Mr. Sommerville was Vice President and General Manager of the Company's Compass Foods division since 1998. Prior to joining the Company, Mr. Sommerville was Director of Marketing at the Lipton Company.

Mr. Sturken was appointed President and Chief Executive Officer, Atlantic Region on October 25, 2000. Prior to that, he was Chief Executive Officer, Midwestern Operations.

The Company has filed with the Commission since the close of its fiscal year ended February 24, 2001 a definitive proxy statement pursuant to Regulation 14A, involving the election of directors. Accordingly, the information required in Items 10 and 11, except as provided above, appears in the Company's fiscal 2000 definitive proxy statement and is herein incorporated by reference.



ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The information required is contained under the captions "Certain Beneficial Owners" and "Security Ownership of Directors and Management" in the Company's fiscal 2000 definitive proxy statement and is herein incorporated by reference.


ITEM 13 - Certain Relationships and Related Transactions

The information required is contained under the captions "Certain Beneficial Owners" and "Certain Relationships and Transactions" in the Company's fiscal 2000 definitive proxy statement and is herein incorporated by reference.


PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report

    1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 2000 Annual Report to Stockholders. The following required items are herein incorporated by reference:

            Statements of Consolidated Operations
            Statements of Consolidated  Stockholders' Equity and Comprehensive
               (Loss) Income
            Consolidated Balance Sheets
            Statements of Consolidated Cash Flows
            Notes to Consolidated Financial Statements
            Independent Auditors' Report

    2) Financial Statement Schedules are omitted because they are not required or do not apply, or the information is included elsewhere in the financial statements or notes thereto.

    3)  Exhibits:

         Exhibit                                      Incorporation by reference
         Numbers            Description                    (If applicable)
        --------- ------------------------------      ------------------------

            2)    Not Applicable
            3)    Articles of Incorporation and By-Laws
                  a) Articles of Incorporation as      Exhibit 3)a) to Form
                     amended through July 1987         10-K for fiscal year
                                                       ended February 27, 1988

                  b) By-Laws as amended through        Exhibit 3)b) to Form
                     March 1989                        10-K for fiscal year
                                                       ended February 25, 1989

            4)    Instruments defining the rights of   Exhibit 4.1 to Form 8-K
                  security holders, including          dated as of January 1,
                  indentures *                         1991

            9)    Not Applicable

            10)   Material Contracts
                  a) Management Compensation and       Exhibit 10)b) to Form
                     Termination Agreements            10-K for the fiscal years
                                                       ended
                                                       February 25, 1989,
                                                       February 24, 1990,
                                                       Exhibit 10)a) for the
                                                       fiscal years ended
                                                       February 26, 1994,
                                                       February 25, 1995,
                                                       February 22, 1997,
                                                       February 28, 1998,
                                                       February 27, 1999,
                                                       February 26, 2000 and
                                                       Exhibit 10 of Form 10-Q
                                                       for the quarterly periods
                                                       ending June 17, 2000,
                                                       September 9, 2000
                                                       and December 2, 2000

                  b) Supplemental Executive            Exhibit 10)b) to Form
                     Retirement Plan, amended          10-K for the fiscal years
                     and restated                      ended February 27, 1993,
                                                       February 28, 1998 and
                                                       attached

* Agreements with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis shall be furnished to the Commission on request.

                  c) 1984 Stock Option Plan,           Exhibit 10)e) to Form
                     as amended                        10-K for the fiscal year
                                                       ended February 23, 1991

                  d) 1994 Stock Option Plan            Exhibit 10)e) to Form
                                                       10-K for the fiscal year
                                                       ended February 25, 1995

                  e) 1994 Stock Option Plan            Exhibit 10)f) to Form
                     for Non-Employee Directors        10-K for the fiscal year
                                                       ended February 25, 1995

                  f) Directors' Deferred               Exhibit 10)h) to Form
                     Payment Plan                      10-K for the fiscal year
                                                       ended February 22, 1997

                  g) Competitive Advance and           Exhibit 10) to Form 8-K
                     Revolving Credit Facilities       filed on June 12, 1997;
                     Agreement dated as of             Exhibit 10)i) to Form
                     June 10, 1997 and amendment       10-K for the fiscal year
                     dated February 17, 1999           ended February 27, 1999

                  h) Project Great Renewal -           Exhibit 99.1) to Form 8-K
                     Phase I dated as of               filed December 9, 1998;
                     December 8, 1998; Phase II        Exhibit 99) to Form 8-K
                     dated March 13, 2000              filed March 24, 2000

                  i) 1998 Long Term Incentive          Exhibit 10)k) to Form
                     and Share Award plan              10-K for the fiscal year
                                                       ended February 27, 1999

                  j) Supplemental Retirement
                     and Benefit Restoration Plan

                  k) Credit Agreement dated as of
                     February 23, 2001

            11)   Not Applicable

            12)   Not Applicable

            13)   2000 Annual Report to Stockholders

            18)   Not Applicable

            21)   Subsidiaries of Registrant

            22)   Not Applicable

            23)   Independent Auditors' Consent

            24)   Not Applicable

(b)     Reports on Form 8-K

        None
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                The Great Atlantic & Pacific Tea Company, Inc.
                                                     (registrant)

Date:  May 15, 2001                    By:         /s/ Fred Corrado
                                          ------------------------------------
                                           Fred Corrado, Vice Chairman of the
                                            Board and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub                   Chairman of the Board, President
------------------------                  and Chief Executive Officer
Christian W.E. Haub

/s/ Fred Corrado                          Vice Chairman of the Board, Chief
------------------------                  Financial Officer and Director
Fred Corrado

/s/ John D. Barline                       Director
------------------------
John D. Barline

/s/ Rosemarie Baumeister                  Director
------------------------
Rosemarie Baumeister

/s/ Helga Haub                            Director
------------------------
Helga Haub

/s/ Dan Kourkoumelis                      Director
------------------------
Dan Kourkoumelis

/s/ Edward Lewis                          Director
------------------------
Edward Lewis

/s/ Richard L. Nolan                      Director
------------------------
Richard L. Nolan

/s/ R.L. "Sam" Wetzel                     Director
------------------------
R.L. "Sam" Wetzel







The above-named persons signed this report on behalf of the registrant on May 15, 2001.




/s/ Kenneth A. Uhl                        Vice President, Controller
------------------------
Kenneth A. Uhl                                 May 15, 2001