Form 10-Q
period 2001-06-16
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2001-07-31
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 16, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the transition period from _____ to _____

                          Commission File Number 1-4141

                    THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    ----------------------------------------------
                  (Exact name of registrant as specified in charter)

                  Maryland                               13-1890974
--------------------------------------          -------------------------------
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

                                    YES [X] NO [ ]

As of June 16, 2001 the Registrant had a total of 38,347,216 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                     The Great Atlantic & Pacific Tea Company, Inc.
                         Statements of Consolidated Operations
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                  16 Weeks Ended
                                            ---------------------------
                                              June 16,       June 17,
                                                2001           2000
                                            ------------   ------------

Sales                                        $3,388,294     $3,199,820
Cost of merchandise sold                     (2,427,272)    (2,280,475)
                                              ----------     ----------
Gross margin                                    961,022        919,345
Store operating, general and
   administrative expense                      (943,480)      (881,532)
                                              ---------      ----------
Income from operations                           17,542         37,813

Interest expense                                (29,060)       (28,936)
Interest income                                   1,842          1,864
                                              ---------      ---------
(Loss) income before income taxes                (9,676)        10,741
Benefit (provision) for income taxes              2,537         (5,157)
                                              ---------      ---------
Net (loss) income                               $(7,139)        $5,584
                                                =======         ======

(Loss) earnings per share:

Net (loss) income per share -
   basic and diluted                             $(0.19)         $0.15
                                                 ======          =====

Weighted average number of
   common shares outstanding                 38,347,216     38,347,216
Common stock equivalents                        161,433         47,262
                                              ---------      ---------
Weighted average number of common and
   common equivalent shares outstanding      38,508,649     38,394,478
                                             ==========     ==========


















                          See Notes to Quarterly Report

                     The Great Atlantic & Pacific Tea Company, Inc.
Statements of Consolidated Stockholders' Equity and Comprehensive (Loss) Income
             (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                          Unamort-            Accumu-
                                           ized               ulated
                                          Value of            Other
                                 Addit-   Restrict-           Compre-     Total
                                 ional       ed     Retain-   hensive     Stock
                        Common   Paid-in   Stock     ed       (Loss)/   holders'
                         Stock   Capital   Grant   Earnings   Income     Equity
                        ------   -------  -------- --------   -------   -------


FY 2001-16 Week Period
----------------------
Balance at
  beginning of period
   38,347,216 shares    $38,347  $456,470  $  -    $375,288  $(72,808) $797,297
Net loss                                             (7,139)             (7,139)
Other comprehensive
  income:
    Foreign currency
      translation
      adjustment                                                6,428     6,428

                        -------  --------  ----    --------  --------  --------
Balance at end of       $38,347  $456,470  $  -    $368,149  $(66,380) $796,586
  period                =======  ========  ====    ========  ========= ========



FY 2000-16 Week Period
------------------------
Balance at
  beginning of period
   38,367,216 shares    $38,367  $457,101 $(441)   $411,861  $(60,696) $846,192
Net income                                            5,584               5,584
Other comprehensive
  income:
   Foreign currency
      translation
      adjustment                                               (1,279)   (1,279)
Minimum pension
   liability adjustment                                         2,682     2,682
Reversal of restricted
   stock grants              (20)    (631)  441                            (210)
Cash dividends
  ($.10 per share)                                    (3,835)            (3,835)
                         -------  --------  -----   -------- --------  --------
Balance at end of period $38,347 $456,470   $ -     $413,610 $(59,293)  849,134
                         ======= ========   =====   ======== ========  ========



Comprehensive (Loss) Income
---------------------------
                                                  16 Weeks Ended
                                            ---------------------------
                                              June 16,       June 17,
                                                2001           2000
                                            ------------   ------------

Net (loss) income                              $(7,139)        $5,584
Foreign currency translation adjustment          6,428         (1,279)
Minimum pension liability adjustment              -             2,682
                                               -------        -------
Total comprehensive (loss) income                $(711)        $6,987
                                                 =====         ======






                            See Notes to Quarterly Report





                     The Great Atlantic & Pacific Tea Company, Inc.
                             Consolidated Balance Sheets
                     (Dollars in thousands except share amounts)

                                                June 16,           February 24,
                                                  2001                 2001
                                            --------------       --------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and short-term investments                      $164,131      $131,550
    Accounts receivable                                   180,292       183,382
    Inventories                                           768,629       783,758
    Prepaid expenses and other current assets              98,858       103,164
                                                        ---------     ---------
      Total current assets                              1,211,910     1,201,854
                                                        ---------     ---------
    Property:
      Property owned                                    1,791,996     1,805,255
      Property leased under capital leases                 84,425        84,758
                                                        ---------     ---------
    Property - net                                      1,876,421     1,890,013
   Other assets                                           201,004       217,936
                                                        ---------     ---------
Total assets                                           $3,289,335    $3,309,803
                                                       ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                      $5,243        $6,195
    Current portion of obligations under capital leases    11,544        11,634
    Accounts payable                                      553,207       566,482
    Book overdrafts                                       133,944       108,448
    Accrued salaries, wages and benefits                  155,758       158,450
    Accrued taxes                                          69,447        62,169
    Other accruals                                        193,928       194,106
                                                        ---------     ---------
      Total current liabilities                         1,123,071     1,107,484
                                                        ---------     ---------
   Long-term debt                                         896,924       915,321
   Long-term obligations under capital leases             103,738       106,797
   Other non-current liabilities                          369,016       382,904
                                                        ---------     ---------
Total liabilities                                       2,492,749     2,512,506
                                                        ---------     ---------
   Commitments and contingencies
Stockholders' equity:
    Preferred stock--no par value;
      authorized - 3,000,000
      shares; issued - none                                  -             -
    Common stock--$1 par value;
      authorized - 80,000,000
      shares; issued and outstanding-
      38,347,216 shares
      at June 16, 2001 and February 24,2001,
      respectively                                         38,347        38,347
    Additional paid-in capital                            456,470       456,470
    Accumulated other comprehensive loss                  (66,380)      (72,808)
    Retained earnings                                     368,149       375,288
                                                        ---------     ---------
Total stockholders' equity                                796,586       797,297
                                                        ---------     ---------
Total liabilities and stockholders' equity             $3,289,335    $3,309,803
                                                       ==========    ==========






                            See Notes to Quarterly Report





                     The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         16 Weeks Ended
                                                 -------------------------------
                                                 June 16, 2001    June 17, 2000
                                                 -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(7,139)           $5,584
  Adjustments to reconcile net (loss) income
    to cash provided by operating activities:
     Store/Facilities exit charge (reversal)
       and asset write-off                                  -            (3,061)
     Environmental charge                                   -             3,029
     Depreciation and amortization                     82,205            76,648
     Deferred income tax (benefit) provision           (2,537)            3,725
     Loss (gain) on disposal of owned property          1,468            (1,735)
  Other changes in assets and liabilities:
     Decrease in receivables                            3,424            34,438
     Decrease (increase) in inventories                16,145            (9,386)
     (Increase) decrease in prepaid expenses
        and other current assets                       (7,057)            2,587
     Decrease in other assets                           7,459               526
     (Decrease) in accounts payable                   (14,513)          (20,768)
     (Decrease) in accrued salaries, wages
        and benefits                                   (2,906)           (4,172)
     Increase in accrued taxes                          7,249             8,672
     (Decrease) in other accruals and other
        liabilities                                   (13,600)          (25,465)
     Other operating activities, net                    6,507            (1,296)
                                                      -------           -------
Net cash provided by operating activities              76,705            69,326
                                                      -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                           (80,918)         (141,463)
  Proceeds from disposal of property                   33,774            15,911
                                                      -------           -------
Net cash used in investing activities                 (47,144)         (125,552)
                                                      -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                           (5,000)          (12,900)
  Proceeds under revolving lines of credit            267,088            60,000
  Payments on revolving lines of credit              (261,108)          (30,000)
  Proceeds from long-term borrowings                      460             9,906
  Payments on long-term borrowings                    (20,789)           (1,093)
  Principal payments on capital leases                 (3,628)           (3,392)
  Increase in book overdrafts                          25,401            20,740
  Cash dividends                                          -              (3,835)
                                                      -------           -------
Net cash provided by financing activities               2,424            39,426

  Effect of exchange rate changes on cash and
    short-term investments                                596              (688)
                                                      -------           -------
Net increase (decrease) in cash and
  short-term investments                               32,581           (17,488)
Cash and short-term investments at beginning
  of period                                           131,550           124,603
                                                      -------           -------
Cash and short-term investments at end of period     $164,131          $107,115
                                                     ========          ========



                            See Notes to Quarterly Report



                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements


1. Basis of Presentation

The consolidated financial statements for the 16 week periods ended June 16, 2001 and June 17, 2000 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs and the supply chain and business process initiative as discussed herein and in the Management's Discussion and Analysis section of this report. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 2000 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior periods' financial statements in order to conform to the current period presentation.


2. Income Taxes

The income tax provision/benefit recorded for the first quarter of fiscal years 2001 and 2000 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results as well as a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, the tax benefit for the first quarter of 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the tax asset, the benefit from income taxes would have been $3.7 million or 38.6% of the loss before income taxes.

Subsequent to the end of the first quarter, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. The Company is in the process of quantifying the impact this additional Canadian tax rate reduction will have on the financial statements for the 12 weeks ending September 8, 2001.


3. Wholesale Franchise Business

As of June 16, 2001, the Company served 67 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $208 million and $188 million for the first quarters of fiscal 2001 and 2000, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.7 million and $3.7 million, are included in accounts receivable at June 16, 2001 and February 24, 2001, respectively. The long-term portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $50.2 million and $55.3 million are included in other assets at June 16, 2001 and February 24, 2001, respectively.

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


4. New Accounting Pronouncements Not Yet Adopted

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of this statement are required to be applied by the Company starting with fiscal 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company is currently assessing the impact this statement will have on the Company's financial statements when it is adopted at the beginning of fiscal 2002.


5.    Accounting for Derivative and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the Statements of Consolidated Operations.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delayed the adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". This Statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments, for certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group ("DIG") process. Certain decisions arising from the DIG process that required specific amendments to SFAS 133 were incorporated into this Statement. The Company was required to adopt SFAS 133 as amended in the first quarter of fiscal 2001. Upon adoption, the Company did not have any derivative instruments that resulted in a transition adjustment upon the adoption of this standard on February 25, 2001. However, the DIG is continually interpreting SFAS 133. Contracts that the Company has concluded are not derivatives could potentially be classified as derivatives based on new interpretive guidance.


6. Store and Facilities Exit Costs - Great Renewal - Phase I

In May 1998, the Company initiated an assessment of all aspects of its business operations in order to identify the factors that were impacting the performance of the Company. As a result of this assessment, in fiscal 1998, the Company recorded a net charge of approximately $224 million related to the closure of 132 stores, two warehouse facilities and a coffee plant in the U.S. and a bakery plant in Canada. Additionally, in fiscal 1999, the Company recorded an additional charge of $16 million which included $5 million of net costs to exit the Atlanta market (closure of 22 stores, a distribution center and administrative office) and $11 million for additional severance costs related to the 132 stores closed in fiscal 1998.

The Company paid $28.4 million of the total net severance charges from the time of the original charges through the June 16, 2001, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

The following reconciliation summarizes the activity related to the aforementioned charges since the beginning of fiscal 2000:

                                          Severance
                          Store              and        Facilities
(Dollars in thousands)   Occupancy         Benefits      Occupancy       Total
                        ------------     ------------  ------------     -------

Reserve Balance at
   Feb. 26, 2000          $103,453          $7,500        $3,567       $114,520

Addition (1)                 5,062              -             -           5,062
Utilization (4)            (25,654)         (4,779)         (463)       (30,896)
Adjustment (3)                  -               -         (3,104)        (3,104)
                          ---------         -------       -------       -------

Reserve Balance at
   Feb. 24, 2001            82,861           2,721            -          85,582

Addition (1)                 1,361              -             -           1,361
Utilization (2)             (7,975)           (204)           -          (8,179)
                           -------          -------       -------       -------

Reserve Balance at
   June 16, 2001           $76,247          $2,517         $  -         $78,764
                           =======          ======         =====        =======

 (1) The addition of $1.4 million and $5.1 million to store occupancy during the first quarters of fiscal 2001 and 2000, respectively, represent the present value of accrued interest related to lease obligations.

 (2) Store occupancy utilization of $8.0 million represents lease and other occupancy payments made during the first quarter of fiscal 2001.

 (3) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, in fiscal 2000, the Company recorded a net reduction in "Store operating, general and administrative expense" of $3.1 million to reverse a portion of the $215 million restructuring charge recorded in fiscal 1998. The reversal is a result of a change in estimate resulting from the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

 (4) Store occupancy utilization of $25.7 million and facilities occupancy of $0.5 million represent lease and other occupancy payments made during fiscal 2000.

Based upon current available information, Management evaluated the reserve balance of $78.8 million as of June 16, 2001 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

At June 16, 2001, approximately $13.3 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 16 weeks ended June 16, 2001 and June 17, 2000 are the operating results of the one remaining store that was identified for closure as part of this store and facilities exit plan. This store subsequently closed during the second quarter of fiscal 2001. The operating results of this store are as follows:



   (In thousands)             16 Weeks Ended
                        --------------------------
                        June 16,           June 17,
                          2001               2000
                        --------           --------

   Sales                    $181             $214
                            ====             ====

   Operating Loss           $(46)            $(67)
                            ====             ====


7. Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

The Company currently operates in three reportable segments: United States Retail, Canada Retail and Canada Wholesale. The retail segments are comprised of retail supermarkets in the United States and Canada, while the wholesale segment is comprised of the Company's Canadian operation that serves as the exclusive wholesaler to the Company's franchised stores and serves as wholesaler to certain third party retailers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company measures segment performance based upon operating profit.

Interim information on segments is as follows:

(Dollars in thousands)
                                            16 Weeks Ended
                              ------------------------------------------
                                June 16,                      June 17,
                                  2001                          2000
                              ------------                  ------------
Sales
   U.S. Retail                  $2,629,928                    $2,485,844
   Canada Retail                   550,577                       525,716
   Canada Wholesale                207,789                       188,260
                                ----------                    ----------
      Total Company             $3,388,294                    $3,199,820
                                ==========                    ==========

Depreciation and amortization
   U.S. Retail                     $71,660                       $67,106
   Canada Retail                    10,545                         9,542
   Canada Wholesale                     -                            -
                                   -------                       -------
      Total Company                $82,205                       $76,648
                                   =======                       =======

Income from operations
   U.S. Retail                      $7,560                       $21,204
   Canada Retail                     2,145                        10,315
   Canada Wholesale                  7,837                         6,294
                                   -------                       -------
      Total Company                $17,542                       $37,813
                                   =======                       =======

(Loss) income before income taxes
   U.S. Retail                    $(17,847)                      $(3,206)
   Canada Retail                        26                         7,338
   Canada Wholesale                  8,145                         6,609
                                   -------                       -------
      Total Company                $(9,676)                      $10,741
                                   =======                       =======

Capital expenditures
   U.S. Retail                     $62,655                      $120,678
   Canada Retail                    18,263                        20,785
   Canada Wholesale                     -                            -
                                   -------                      --------
      Total Company                $80,918                      $141,463
                                   =======                      ========






                                June 16,                    February 24,
                                  2001                          2001
                              ------------                  ------------
Total assets
   U.S. Retail                  $2,648,537                    $2,679,217
   Canada Retail                   560,909                       548,801
   Canada Wholesale                 79,889                        81,785
                                ----------                    ----------
      Total Company             $3,289,335                    $3,309,803
                                ==========                    ==========


8. Supply Chain and Business Process Initiative - Great Renewal - Phase II

On March 13, 2000, the Company announced GR II, an initiative to develop a state-of-the-art supply and business management infrastructure.

During fiscal 2000, an agreement was entered into which provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to GR II. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004, and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded which relate to software purchases were to be repaid over the next several months. The monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of June 16, 2001, approximately $20 million was available for future financing. The leasing of the hardware under this agreement is being accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases".


9.    Sale-Leaseback Transaction

During the fourth quarter of fiscal 2000, the Company sold 12 properties and simultaneously leased them back from the purchaser. The properties subject to this sale had a carrying value of approximately $68 million. Net proceeds received by the Company related to this transaction amounted to approximately $113 million. Of the 12 properties sold, 11 were sold for a profit resulting in a gain after deducting expenses of approximately $46 million. This gain will be deferred and amortized over the life of the respective leases as a reduction of rental expense. One property in the aforementioned transaction was sold at a loss of approximately $3 million after expenses. Since the fair value of this property was less than its carrying value, the Company recognized this loss in full during fiscal 2000.

During the first quarter of fiscal 2001, the Company sold 4 additional properties and simultaneously leased them back from the purchaser. The properties subject to this sale had a carrying value of approximately $19 million. Net proceeds received by the Company related to these transactions amounted to approximately $26 million. Of the 4 properties sold, 3 were sold for a profit resulting in a gain after deducting expenses of approximately $10 million. This gain will be deferred and amortized over the life of the respective leases as a reduction of rental expense. One property in the aforementioned transaction was sold at a loss of approximately $4 million after expenses. This loss was anticipated at the end of fiscal 2000, and, accordingly, was recognized in full at that time since the carrying value of such property exceeded its fair value less the cost of disposal.

During the remainder of fiscal 2001, the Company expects to enter into similar transactions with two other owned properties.

The resulting leases of the 16 properties sold in fiscal 2000 and 2001 have terms of 20 years, with options to renew for additional periods, and are being accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Future minimum lease payments for these operating leases are as follows:

      (Dollars in thousands)        Fiscal
      ----------------------       -------
   2001                            $10,605
   2002                             15,907
   2003                             15,907
   2004                             15,907
   2005                             15,907
   2006 and thereafter             254,610
                                   -------
      Total                       $328,843
                                  ========



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

16 Weeks Ended June 16, 2001 Compared to 16 Weeks Ended June 17, 2000

Sales for the 16 weeks ended June 16, 2001 of $3,388 million increased $188.5 million or 5.89% from sales of $3,200 million for the 16 weeks ended June 17, 2000. The increase in sales is primarily attributable to the opening of 47 new stores in fiscal 2000 and 6 new stores in fiscal 2001, increasing sales by $204 million. Additionally, comparable store sales for the first quarter of fiscal 2001, which include replacement stores, increased $109 million or 3.8% when compared to the first quarter of fiscal 2000 (2.5% in the U.S. and 9.8% in Canada). This increase was partially offset by the closure of 49 stores in fiscal 2000 and 12 stores in fiscal 2001 which decreased sales $93 million and the unfavorable effect of the Canadian exchange rate which decreased sales $25 million.

Average weekly sales per supermarket were approximately $272,800 for the 16 week period ended June 16, 2001 versus $257,300 for the corresponding period of the prior year, an increase of 6.0%. Sales in the U.S. during the first quarter of fiscal 2001 increased by $144.1 million or 5.8% compared to the first quarter of fiscal 2000. Sales in Canada during the first quarter of fiscal 2001 increased $44.4 million or 6.2% compared to the first quarter of fiscal 2000.

Gross margin as a percentage of sales decreased 37 basis points to 28.36% for the 16 week period ended June 16, 2001 from 28.73% for the 16 week period ended June 17, 2000. The gross margin dollar increase of $41.7 million resulted from an increase in sales volume partially offset by decreases in the gross margin rate and the Canadian exchange rate. The U.S. operations gross margin increase of $37.8 million resulted from an increase of $44.0 million due to higher sales volume offset by a decrease of $6.2 million due to a lower gross margin rate. The Canadian operations gross margin increase of $3.8 million resulted from an increase of $18.4 million due to higher sales volume partially offset by a decrease of $6.4 million due to a lower gross margin rate and a decrease of $8.2 million from fluctuations in the Canadian exchange rate.

Store operating, general and administrative expense ("SG&A") was $943.5 million for the 16 weeks ended June 16, 2001 compared to $881.5 million for the corresponding period of the prior year. As a percentage of sales, SG&A increased from 27.55% in the first quarter of fiscal 2000 to 27.85% in the first quarter of fiscal 2001.

Included in cost of merchandise sold and SG&A are costs relating to the Great Renewal - Phase II supply chain and business process initiative ("GR II") of $4.5 million and $27.3 million for the 16 weeks ended June 16, 2001, respectively, and $0 and $17.1 million for the 16 weeks ended June 17, 2000, respectively. The costs included in cost of merchandise sold, which lowered gross margin as a percentage of sales by 14 basis points, were incurred to mark down inventory to be discontinued as a result of detailed category management studies. The costs included in SG&A primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative. Also included in the first quarter of fiscal 2000 SG&A was $3.0 million of estimated environmental clean up costs for a non-retail property partially offset by a reversal of $3.1 million of charges related to the Great Renewal - Phase I store closure initiative ("GR I") originally recorded in fiscal 1998, resulting primarily from a change in estimate related to the sale of a warehouse sold during the first quarter of fiscal 2000. Excluding the charges described above, as a percentage of sales, SG&A increased slightly from 27.02% for the 16 week period ended June 17, 2000 to 27.04% for the 16 week period ended June 16, 2001.

Interest expense of $29.1 million for the first quarter of fiscal 2001 increased slightly from the prior year quarter amount of $28.9 million.

The loss before income taxes for the 16 week period ended June 16, 2001 was $9.7 million compared to income before income taxes of $10.7 million for the comparable period in the prior year, a decrease of $20.4 million. The loss is attributable principally to the increase in SG&A and lower gross margin.

The benefit from income taxes for the 16 weeks ended June 16, 2001 was $2.5 million compared to a provision for income taxes of $5.2 million. The effective tax rates for the first quarters of fiscal 2001 and 2000 were 26.2% and 48.0%, respectively. This benefit from income taxes for the first quarter of fiscal 2001 and the provision for income taxes for the first quarter of fiscal 2000 reflect the estimated expected annual tax rates applied to its respective domestic and foreign financial results as well as an adjustment relating to a reduction in the Canadian federal corporate income tax rate. This new legislation which was enacted during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. The tax benefit for the first quarter of 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the tax asset, the benefit from income taxes would have been $3.7 million or 38.6% of the loss before income taxes.

Subsequent to the end of the first quarter, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. The Company is in the process of quantifying the impact this additional Canadian tax rate reduction will have on the financial statements for the 12 weeks ending September 8, 2001.

Based on these overall results, the net loss for the 16 weeks ended June 16, 2001 was $7.1 million or $0.19 per share - basic and diluted, as compared to net income of $5.6 million or $0.15 per share - basic and diluted. The decrease in net income of $12.7 million from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 is attributable principally to the increase in SG&A and the lower gross margin rate as well as the change in the Canadian corporate income tax rate.



Liquidity and Capital Resources

The Company had working capital of $88.8 million at June 16, 2001 compared to $94.4 million at fiscal 2000 year end. The Company had cash and short-term investments aggregating $164.1 million at June 16, 2001 compared to $131.6 million as of fiscal 2000 year end, including $34.5 million in short-term investments at June 16, 2001 compared to no short-term investments at February 24, 2001. The decrease in working capital is attributable primarily to increases in book overdrafts and other accruals, and decreases in accounts receivable, inventories and prepaid expenses and other current assets. This is partially offset by increases in short-term investments and deferred tax asset, and decreases in accounts payable and current portion of long-term debt.

The Company has a $426 million secured revolving credit agreement (the "Secured Credit Agreement") expiring December 31, 2003, with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is secured primarily by inventory and company-owned real estate. The Secured Credit Agreement was comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to C$131 million (U.S. $86 million at June 16, 2001). As of June 16, 2001, the Company had $196 million of borrowings under the Secured Credit Agreement. Accordingly, as of June 16, 2001, after reducing availability for outstanding letters of credit, the Company had $205 million available under the Secured Credit Agreement. Borrowings under the agreement bear interest at the weighted average rate of 6.78% as of June 16, 2001 based on the variable LIBOR pricing.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. At June 16, 2001, the Company was in compliance with the covenants on the notes and the Secured Credit Agreement.

As described in Note 8 of the Consolidated Financial Statements, during fiscal 2000, an agreement was entered into which provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to GR II. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004, and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded which relate to software purchases were to be repaid over the next several months. The monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of June 16, 2001, approximately $20 million was available for future financing.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of June 16, 2001 at terms determined by market conditions at the time of sale.

As described in Note 9 of the Consolidated Financial Statements, during the fourth quarter of fiscal 2000, the Company sold 12 properties and simultaneously leased them back from the purchaser. Net proceeds received by the Company related to this transaction amounted to approximately $113 million. Additionally, during the first quarter of fiscal 2001, the Company sold 4 properties and simultaneously leased them back from the purchaser. Net proceeds received by the Company related to these transactions amounted to approximately $26 million. The Company has or expects to enter into similar transactions with two other owned properties in fiscal 2001 with expected gross proceeds of approximately $15 million.

During the first quarter of fiscal 2001, the Company funded its capital expenditures, debt repayments, and GR II expenses through internally generated funds combined with proceeds from disposals of property, bank borrowings, and revolving lines of credit. Capital expenditures totaled $81 million during the first quarter of fiscal 2001, which included 6 new supermarkets, and 9 major remodels or enlargements, and the Company's capital expenditures related to GR
II. Capital expenditures are expected to be approximately $200 million for the remainder of the fiscal year which includes approximately 20 new supermarkets, as well as capital expenditures related to GR II.

During the first quarter of fiscal 2001, the Company incurred expenses related to GR II of approximately $32 million before tax benefits. For the remainder of fiscal 2001, the Company plans to incur an additional $70 million approximately, before tax benefits, of GR II expenses.

As part of the ongoing process of reviewing the performance and potential of each of its businesses and individual stores, the Company is particularly focusing on stores opened in the last three years which, as has been previously stated, include a number of stores that have not achieved expectations. As part of this review, stores may be classified as underperforming as defined by the Company. For each store identified as underperforming, a decision will be made to either fix, sell or close it. As such there is potential for significant additional store disposals or closures during the remainder of fiscal 2001.

On December 5, 2000, the Board of Directors voted to discontinue payment of the quarterly cash dividend on its common stock. As such, the Company does not expect to pay dividends during fiscal 2001.

The Company's existing senior debt rating was B2 with negative implications with Moody's Investors Service and BB with negative implications with Standard & Poor's Ratings Group as of June 16, 2001. Future rating changes could affect the availability and cost of financing to the Company.

The Company believes that its current cash resources, including the funds available under the Secured Credit Agreement, together with cash generated from operations, will be sufficient for the Company's 2001 GR II and other capital expenditure programs and mandatory scheduled debt repayments throughout fiscal 2001.

Market Risk

Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $700 million in notes as of June 16, 2001 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of June 16, 2001, a 1% change in LIBOR would result in interest expense fluctuating approximately $2.0 million per year.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. For the 16 week period ended June 16, 2001, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.3 million. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on the financial position or cash flows of the Company.


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

None


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



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: July 31, 2001            By:        /s/ Kenneth A. Uhl
                                    ------------------------------
                                  Kenneth A. Uhl, Vice President and
                                Controller (Chief Accounting Officer)