Form 10-Q
period 2001-09-08
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2001-10-23
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended September 8, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                          Commission File Number 1-4141

                    THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                    ----------------------------------------------
                  (Exact name of registrant as specified in charter)

                  Maryland                                   13-1890974
--------------------------------                  ----------------------------
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

                                    YES [X] NO [ ]

As of September 8, 2001 the Registrant had a total of 38,347,216 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                     The Great Atlantic & Pacific Tea Company, Inc.
                         Statements of Consolidated Operations
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                12 Weeks Ended             28 Weeks Ended
                          -------------------------    ------------------------
                            Sept. 8,        Sept. 9,      Sept. 8,   Sept. 9,
                              2001            2000          2001       2000
                          ------------  ------------   ----------- ------------

Sales                      $2,547,590   $2,439,534     $5,935,884    $5,639,354
Cost of merchandise sold   (1,809,093)  (1,735,281)    (4,236,365)   (4,015,756)
                           ----------   ----------     ----------    ----------
Gross margin                  738,497      704,253      1,699,519     1,623,598
Store operating, general
   and administrative
   expense                  (725,872)    (691,844)     (1,669,352)   (1,573,376)
                            ---------    ----------     ----------    ----------
Income from operations        12,625       12,409          30,167        50,222

Interest expense             (19,884)     (22,132)        (48,944)      (51,068)
Interest income                1,892        1,426           3,734         3,290
                            ---------    ---------      ---------     ---------
(Loss) income before
   income taxes               (5,367)      (8,297)        (15,043)        2,444
Benefit (provision) for
  income taxes                 2,136        2,923           4,673        (2,234)
                            ---------    ---------      ----------    ---------
Net (loss) income           $ (3,231)   $  (5,374)      $ (10,370)    $     210
                            =========    =========      =========     =========

(Loss) earnings per share:

Net (loss) income
   per share -
   basic and diluted         $  (0.08)    $  (0.14)      $  (0.27)     $    0.01
                             ========     ========       ========      =========

Weighted average number
   of common shares
   outstanding-basic
   and diluted *           38,347,216   38,347,216     38,347,216     38,347,216
                           ==========   ==========     ==========     ==========




* Common share equivalents for 2001 and 2000 have been excluded because they are either antidilutive or zero.




                          See Notes to Quarterly Report

                     The Great Atlantic & Pacific Tea Company, Inc.
 Statements of Consolidated Stockholders' Equity and Comprehensive (Loss) Income
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)



                                         Unamort-            Accumu-
                                           ized               ulated
                                         Value of             Other
                                 Addit-  Restrict-           Compre-     Total
                                  ional      ed    Retain-   hensive     Stock
                        Common   Paid-in   Stock     ed      (Loss)/    holders'
                         Stock   Capital   Grant  Earnings   Income      Equity
                        ------   ------- -------- --------   -------    -------
-----------------------
FY 2001 - 28 Week Period
------------------------
Balance at beginning
   of period
   38,347,216 shares    $38,347  $456,470  $  -   $375,288  $(72,808)  $797,297
Net loss                                           (10,370)             (10,370)
Other comprehensive
   income:
     Foreign currency
       translation
       adjustment                                               (274)      (274)
                        -------   --------  ---   --------  --------   --------
Balance at end
   of period            $38,347   $456,470  $ -   $364,918  $(73,082)  $786,653
                        =======   ========  ===   ========  ========   ========


FY 2000 - 28 Week Period
------------------------
Balance at beginning
   of period
   38,367,216 shares    $38,367   $457,101 $(441) $411,861  $(60,696)  $846,192
Net income                                             210                  210
Other comprehensive
   income:
     Foreign currency
       translation
       adjustment                                             (2,500)    (2,500)
     Minimum pension
       liability
       adjustment                                              2,682      2,682
Reversal of restricted
   stock grants             (20)     (631)   441                           (210)
Cash dividends
   ($.10 per share)                                 (7,670)              (7,670)
                         -------   --------  ---- --------  --------   --------
Balance at end of period $38,347   $456,470  $ -  $404,401  $(60,514)  $838,704
                         =======   ========  ==== ========  ========   ========



Comprehensive (Loss) Income
                                    12 Weeks Ended               28 Weeks Ended
                              --------------------------   ---------------------
                                Sept. 8,      Sept. 9,       Sept. 8,   Sept. 9,
                                  2001          2000           2001       2000
                              ------------  ------------   ------------ --------

Net (loss) income               $(3,231)      $(5,374)       $(10,370)     $210
Foreign currency
   translation adjustment        (6,702)       (1,221)           (274)   (2,500)
Minimum pension
   liability adjustment               -             -               -     2,682
                                --------      --------       --------     -----

Total comprehensive
   (loss) income                $(9,933)      $(6,595)       $(10,644)    $ 392
                                =======       =======        ========     =====





                            See Notes to Quarterly Report


                     The Great Atlantic & Pacific Tea Company, Inc.
                             Consolidated Balance Sheets
                     (Dollars in thousands except share amounts)

                                                    September 8,    February 24,
                                                        2001            2001
                                                    ------------    ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and short-term investments                     $ 159,686     $ 131,550
    Accounts receivable                                   183,903       183,382
    Inventories                                           738,474       783,758
    Prepaid expenses and other current assets             104,893       103,164
                                                        ---------     ---------
      Total current assets                              1,186,956     1,201,854
                                                        ---------     ---------
    Property:
      Property owned                                    1,746,923     1,805,255
      Property leased under capital leases                 81,115        84,758
                                                        ---------     ---------
    Property - net                                      1,828,038     1,890,013
    Other assets                                          191,524       217,936
                                                        ---------     ---------
Total assets                                           $3,206,518    $3,309,803
                                                       ==========    ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                   $   4,076     $   6,195
    Current portion of obligations under capital leases    11,300        11,634
    Accounts payable                                      538,133       566,482
    Book overdrafts                                       145,153       108,448
    Accrued salaries, wages and benefits                  166,150       158,450
    Accrued taxes                                          69,231        62,169
    Other accruals                                        215,207       194,106
                                                        ---------     ---------
      Total current liabilities                         1,149,250     1,107,484
                                                        ---------     ---------
   Long-term debt                                         800,841       915,321
   Long-term obligations under capital leases              99,726       106,797
   Other non-current liabilities                          370,048       382,904
                                                        ---------     ---------
Total liabilities                                       2,419,865     2,512,506
                                                        ---------     ---------
   Commitments and contingencies
Stockholders' equity:
    Preferred stock--no par value;
      authorized-3,000,000
      shares; issued - none                                    -             -
    Common stock--$1 par value;
      authorized - 80,000,000
      shares; issued and outstanding-
      38,347,216 shares
      at September 8, 2001 and February 24, 2001,
      respectively                                         38,347        38,347
    Additional paid-in capital                            456,470       456,470
    Accumulated other comprehensive loss                  (73,082)      (72,808)
    Retained earnings                                     364,918       375,288
                                                        ---------     ---------
Total stockholders' equity                                786,653       797,297
                                                        ---------     ---------
Total liabilities and stockholders' equity             $3,206,518    $3,309,803
                                                       ==========    ==========





                            See Notes to Quarterly Report


                     The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                            28 Weeks Ended
                                                    ---------------------------

                                                    Sept. 8, 2001 Sept. 9, 2000
                                                   -------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $(10,370)    $    210
  Adjustments to reconcile net (loss)
        income to cash provided
        by operating activities:
     Store/facilities exit charge reversal                  -          (3,061)
     Environmental charge                                   -           3,029
     Depreciation and amortization                       143,256      135,451
     Deferred income tax (benefit) provision              (6,617)         376
     Loss (gain) on disposal of owned property             9,015       (1,648)
  Other changes in assets and liabilities:
     (Increase) decrease in receivables                   (1,229)      33,289
     Decrease (increase) in inventories                   43,021      (12,344)
     (Increase) in prepaid expenses and other
        current assets                                   (15,171)      (2,413)
     Decrease (increase) in other assets                   6,627       (2,075)
     (Decrease) in accounts payable                      (25,337)     (13,450)
     Increase in accrued salaries,
        wages and benefits                                 8,260        6,165
     Increase in accrued taxes                             7,123        7,974
     (Decrease) in other accruals and other
        liabilities                                         (572)     (33,450)
     Other operating activities, net                       6,256           80
                                                         -------      -------
Net cash provided by operating activities                164,262      118,133

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                             (123,481)    (241,643)
  Proceeds from disposal of property                      73,963       16,538
                                                        --------     --------
Net cash used in investing activities                    (49,518)    (225,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                              (5,000)      18,000
  Proceeds under revolving lines of credit               827,506       90,000
  Payments on revolving lines of credit                 (917,594)     (45,000)
  Proceeds from long-term borrowings                         852       19,454
  Payments on long-term borrowings                       (22,362)      (2,086)
  Principal payments on capital leases                    (6,338)      (5,973)
  Increase in book overdrafts                             36,937       12,913
  Cash dividends                                               -       (7,670)
                                                         -------      -------
Net cash provided by financing activities                (85,999)      79,638

  Effect of exchange rate changes on cash
     and short-term investments                             (609)        (875)
                                                         -------      --------
Net increase (decrease) in cash and
  short-term investments                                  28,136      (28,209)
Cash and short-term investments at beginning
  of period                                              131,550      124,603
                                                         -------      -------
Cash and short-term investments at end of period        $159,686      $96,394
                                                        ========      =======





                            See Notes to Quarterly Report



                    The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements



1. Basis of Presentation

The consolidated financial statements for the 12 and 28 week periods ended September 8, 2001 and September 9, 2000 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the store and facilities exit costs and the supply chain and business process strategic initiatives as discussed herein and in the Management's Discussion and Analysis section of this report. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 2000 Annual Report on Form 10-K.


2. Income Taxes

The income tax provision/benefit recorded for the 28 week period of fiscal years 2001 and 2000 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results as well as a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, the tax benefit for the 28 weeks ended September 8, 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the tax asset, the benefit from income taxes would have been $5.9 million or 39.0% of the loss before income taxes.

During the quarter ended September 8, 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. This additional Canadian tax rate reduction had no impact on the financial statements for the 12 and 28 weeks ended September 8, 2001.


3. Wholesale Franchise Business

As of September 8, 2001, the Company served 67 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $154 million and $146 million for the second quarters of fiscal 2001 and 2000, respectively, and $362 million and $334 million for the 28 week periods ended in fiscal 2001 and 2000. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.5 million and $3.7 million, are included in accounts receivable at September 8, 2001 and February 24, 2001, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $48.0 million and $55.3 million are included in other assets at September 8, 2001 and February 24, 2001, respectively.

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


4. New Accounting Pronouncements Not Yet Adopted

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of this statement are required to be applied by the Company starting with fiscal 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company is currently assessing the impact this statement will have on the Company's financial statements when it is adopted at the beginning of fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting For Asset
Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain of loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, adoption of this statement will have on its financial position or results of operations.


5.    Store and Facilities Exit Costs

In May 1998, the Company initiated an assessment of its business operations in order to identify the factors that were impacting the performance of the Company. As a result of this assessment, in fiscal 1998, the Company recorded a net charge of approximately $224 million related to the closure of 132 stores, two warehouse facilities and a coffee plant in the U.S. and a bakery plant in Canada. Additionally, in fiscal 1999, the Company recorded an additional charge of $16 million which included $5 million of net costs to exit the Atlanta market (closure of 22 stores, a distribution center and administrative office) and $11 million for additional severance costs related to the 132 stores closed in fiscal 1998.

The Company paid $28.5 million of the total net severance charges from the time of the original charges through the September 8, 2001, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

The following reconciliation summarizes the activity related to the aforementioned charges since the beginning of fiscal 2000:

                                      Severance
                           Store         and        Facilities
(Dollars in thousands)  Occupancy     Benefits      Occupancy        Total
                        ---------     ----------   ------------      ------

Reserve Balance at
   Feb. 26, 2000        $103,453       $ 7,500       $ 3,567        $114,520

Addition (1)               5,062           -             -             5,062
Utilization (4)          (25,654)       (4,779)         (463)        (30,896)
Adjustment (3)                 -             -        (3,104)         (3,104)
                        --------        -------      -------        ---------

Reserve Balance at
   Feb. 24, 2001          82,861         2,721           -            85,582

Addition (1)               2,331             -           -             2,331
Utilization (2)          (11,909)         (320)          -           (12,229)
                         -------        -------     -------          -------

Reserve Balance at
   September 8, 2001     $73,283       $ 2,401       $   -           $75,684
                         =======       =======      =======          =======


  (1) The addition to store occupancy of $2.3 million during the 28 weeks ended September 8, 2001 and $5.1 million during fiscal 2000, respectively, represent the present value of accrued interest related to lease obligations.

  (2) Store occupancy utilization of $11.9 million represents lease and other occupancy payments made during the 28 weeks ended September 8, 2001.

  (3) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, in fiscal 2000, the Company recorded a net reduction in "Store operating, general and administrative expense" of $3.1 million to reverse a portion of the $224 million net restructuring charge recorded in fiscal 1998. The reversal is a result of a change in estimate resulting from the sale of one of the Company's warehouses sold during the first quarter of fiscal 2000.

  (4) Store occupancy utilization of $25.7 million and facilities occupancy of $0.5 million represent lease and other occupancy payments made during fiscal 2000.


Based upon current available information, Management evaluated the reserve balance of $75.7 million as of September 8, 2001 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

At September 8, 2001, approximately $12.3 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 8, 2001 and September 9, 2000 are the operating results of the one remaining store that was identified for closure as part of this store and facilities exit plan. This store was closed during the second quarter of fiscal 2001. The operating results of this store are as follows:


   (In thousands)             12 Weeks Ended                28 Weeks Ended
                        --------------------------    --------------------------
                        September 8,  September 9,    September 8,  September 9,
                            2001          2000            2001          2000
                        ------------  ------------    ------------  ------------

   Sales                     $   16       $  163           $  197       $  377
                             ======       ======           ======       ======

   Operating Loss            $  (62)      $   (4)          $ (108)      $  (71)
                             ======       ======           ======       ======



6. Operating Segments

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's Fiscal 2000 Annual Report. The Company measures segment performance based upon operating profit.


Interim information on segments is as follows:

(Dollars in thousands)
                                 12 Weeks Ended                28 Weeks Ended
                           -------------------------     ----------------------
                           Sept. 8,       Sept. 9,       Sept. 8,      Sept. 9,
                             2001            2000          2001         2000
                          -----------    -----------    ----------   ----------
Sales
   U.S. Retail              $1,977,265    $1,899,170   $4,607,193   $4,385,014
   Canada Retail               416,431       394,362      967,008      920,078
   Canada Wholesale            153,894       146,002      361,683      334,262
                            ----------    ----------   ----------   ----------
      Total Company         $2,547,590    $2,439,534   $5,935,884   $5,639,354
                            ==========    ==========   ==========   ==========

Depreciation and
 amortization
   U.S. Retail             $    52,728   $    51,281   $   124,388   $ 118,387
   Canada Retail                 8,323         7,522        18,868      17,064
   Canada Wholesale                  -             -             -           -
                           -----------   -----------   -----------   ----------
      Total Company        $    61,051   $    58,803   $   143,256   $ 135,451
                           ===========   ===========   ===========   =========

Income from operations
   U.S. Retail             $    (1,199)  $     2,268   $     6,361   $  23,472
   Canada Retail                 7,881         5,812        10,026      16,127
   Canada Wholesale              5,943         4,329        13,780      10,623
                           -----------   -----------   -----------   ---------
      Total Company        $    12,625   $    12,409   $    30,167   $  50,222
                           ===========   ===========   ===========   =========

(Loss) income before
 income taxes
   U.S. Retail             $   (18,068)  $   (16,441)  $   (35,915)   $(19,647)
   Canada Retail                 6,533         3,500         6,559      10,838
   Canada Wholesale              6,168         4,644        14,313      11,253
                           -----------   -----------   ------------    --------
      Total Company        $    (5,367)  $    (8,297)  $   (15,043)   $  2,444
                           ===========   ===========   ============   =========

Capital expenditures
   U.S. Retail             $    39,400   $    82,211   $    102,055   $202,889
   Canada Retail                 3,163        17,969         21,426     38,754
   Canada Wholesale                  -             -              -          -
                           -----------   -----------   ------------   --------
      Total Company        $    42,563   $   100,180   $    123,481   $241,643
                           ===========   ===========   ============   ========



                              September 8,                  February 24,
                                  2001                          2001
                              ------------                  ------------
Total assets
   U.S. Retail                $  2,616,563                  $  2,679,217
   Canada Retail                   513,555                       548,801
   Canada Wholesale                 76,400                        81,785
                              ------------                  ------------
      Total Company           $  3,206,518                  $  3,309,803
                              ============                  ============



7. Supply Chain and Business Process Strategic Initiatives

On March 13, 2000, the Company announced an initiative to develop a state-of-the-art supply and business management infrastructure.

During fiscal 2000, an agreement was entered into which provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to these initiatives. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004, and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded related to software purchases of approximately $29 million were to be repaid over the next several months. Accordingly, as of September 8, 2001, approximately $25 million had been repaid and $4 million was payable related to software. Additionally, the monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of September 8, 2001, approximately $27 million had been funded related to hardware leases, and as a result, approximately $15 million was available for future financing. The leasing of the hardware under this agreement is being accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases".


8.    Sale-Leaseback Transaction

During the fourth quarter of fiscal 2000, the Company sold 12 properties and simultaneously leased them back from the purchaser. The properties subject to this sale had a carrying value of approximately $68 million. Net proceeds received by the Company related to this transaction amounted to approximately $113 million. Of the 12 properties sold, 11 were sold for a profit resulting in a gain after deducting expenses of approximately $45 million. This gain will be deferred and amortized over the life of the respective leases as a reduction of rental expense. One property in the aforementioned transaction was sold at a loss of approximately $3 million after expenses. Since the fair value of this property was less than its carrying value, the Company recognized this loss in full during fiscal 2000.

During fiscal 2001, the Company sold 7 additional properties and simultaneously leased them back from the purchaser. The properties subject to this sale had a carrying value of approximately $37 million. Net proceeds received by the Company related to these transactions amounted to approximately $50 million. Of the 7 properties sold, 5 were sold for a profit resulting in a gain after deducting expenses of approximately $15 million. This gain will be deferred and amortized over the life of the respective leases as a reduction of rental expense. Two properties in the aforementioned transaction were sold at a loss of approximately $4 million after expenses. The majority of this loss was related to one of these properties, which was anticipated at the end of fiscal 2000, and, accordingly, was recognized in full at that time since the carrying value of such property exceeded its fair value less the cost of disposal.

The resulting leases of the 19 properties sold in fiscal 2000 and 2001 have terms ranging from 20 to 25 years, with options to renew for additional periods, and are being accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Future minimum lease payments for these operating leases are as follows:


      (Dollars in thousands)
      ----------------------
  Fiscal
  ------
   2001                            $ 7,832
   2002                             18,795
   2003                             18,795
   2004                             18,795
   2005                             18,795
   2006 and thereafter             306,189
                                   -------
      Total                       $389,201
                                  ========

During the remainder of fiscal 2001, the Company expects to enter into similar transactions with 2 other owned properties.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

12 Weeks Ended September 8, 2001 Compared to 12 Weeks Ended September 9, 2000

Sales for the 12 weeks ended September 8, 2001 of $2,548 million increased $108 million or 4.4% from sales of $2,440 million for the 12 weeks ended September 9, 2000. The increase in sales is due to increases in retail sales of $100 million and wholesale sales of $8 million. The increase in retail sales is attributable to the opening of 41 new stores since the beginning of the second quarter of fiscal 2000, of which 8 were opened in fiscal 2001, increasing sales by $114 million. Additionally, comparable store sales for the second quarter of fiscal 2001, which include replacement stores, increased $59 million or 2.7% when compared to the second quarter of fiscal 2000. This increase was partially offset by the closure of 49 stores since the beginning of the second quarter of fiscal 2000, of which 18 were closed in fiscal 2001, which decreased sales $57 million, and the unfavorable effect of the Canadian exchange rate which decreased sales $16 million. The increase in wholesale sales is attributable to higher sales volume of $14 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $6 million.

Average weekly sales per supermarket were approximately $275,100 for the 12 week period ended September 8, 2001 versus $262,400 for the corresponding period of the prior year, an increase of 4.8%. Sales in the U.S. during the second quarter of fiscal 2001 increased by $78.1 million or 4.1% compared to the second quarter of fiscal 2000. Sales in Canada during the second quarter of fiscal 2001 increased $30.0 million or 5.5% compared to the second quarter of fiscal 2000.

Gross margin as a percentage of sales increased 12 basis points to 28.99% for the 12 week period ended September 8, 2001 from 28.87% for the 12 week period ended September 9, 2000. The gross margin dollar increase of $34.2 million resulted from increases in sales volume and the gross margin rate partially offset by a decrease in the Canadian exchange rate.

Store operating, general and administrative expense ("SG&A") was $725.9 million for the 12 weeks ended September 8, 2001 compared to $691.8 million for the corresponding period of the prior year. As a percentage of sales, SG&A increased from 28.36% in the second quarter of fiscal 2000 to 28.49% in the second quarter of fiscal 2001.

Included in SG&A for the 12 weeks ended September 8, 2001 and September 9, 2000 are costs relating to the supply chain and business process strategic initiatives of $21.5 million and $17.0 million, respectively. These costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiatives. Excluding the charges described above, as a percentage of sales, SG&A decreased from 27.66% for the 12 week period ended September 9, 2000 to 27.65% for the 12 week period ended September 8, 2001.

Interest expense of $19.9 million for the second quarter of fiscal 2001 decreased from the prior year quarter amount of $22.1 million. This was primarily due to decreased borrowing requirements in the second quarter of fiscal 2001 compared to fiscal 2000 as a result of lower capital expenditures, a reduction in working capital, and the proceeds received on the sale leaseback transaction described in Note 8 of the Consolidated Financial Statements. The reduction is also partially due to a decrease in interest rates.

The loss before income taxes for the 12 week period ended September 8, 2001 was $5.4 million compared to a loss before income taxes of $8.3 million for the comparable period in the prior year, an improvement of $2.9 million. The improvement is attributable principally to the increase in gross margin and lower interest expense partially offset by higher SG&A.

The benefit from income taxes for the 12 weeks ended September 8, 2001 was $2.1 million compared to a benefit from income taxes of $2.9 million in the comparable period of fiscal 2000. The effective tax rates for the second quarters of fiscal 2001 and 2000 were 39.8% and 35.2%, respectively. These benefits from income taxes for the second quarters of fiscal 2001 and 2000 reflect the estimated expected annual tax rates applied to its respective domestic and foreign financial results.

During the second quarter of fiscal 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. This Canadian tax rate reduction did not have an impact on the financial statements for the 12 weeks ended September 8, 2001.

Based on these overall results, the net loss for the 12 weeks ended September 8, 2001 was $3.2 million or $0.08 per share - basic and diluted, as compared to a net loss of $5.4 million or $0.14 per share - basic and diluted in the prior year. The improvement in net loss from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 is attributable principally to the increase in gross margin and lower interest expense partially offset by higher SG&A and a lower benefit from income taxes due to the improved loss before income taxes.


28 Weeks Ended September 8, 2001 Compared to 28 Weeks Ended September 9, 2000

Sales for the 28 weeks ended September 8, 2001 of $5,936 million increased $297 million or 5.3% from sales of $5,639 million for the 28 weeks ended September 9, 2000. The increase in sales is due to increases in retail sales of $269 million and wholesale sales of $28 million. The increase in retail sales is attributable to the opening of 47 new stores in fiscal 2000 and 8 new stores in fiscal 2001, increasing sales by $294 million. Additionally, comparable store sales for the second quarter of fiscal 2001, which include replacement stores, increased $168 million or 3.3% when compared to the second quarter of fiscal 2000. This increase was partially offset by the closure of 49 stores in fiscal 2000 and 18 stores in fiscal 2001 which decreased sales $150 million and the unfavorable effect of the Canadian exchange rate which decreased sales $43 million. The increase in wholesale sales is attributable to higher sales volume of $44 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $16 million.

Average weekly sales per supermarket were approximately $273,800 for the 28 week period ended September 8, 2001 versus $259,700 for the corresponding period of the prior year, an increase of 5.4%. Sales in the U.S. during the 28 weeks ended September 8, 2001 increased by $222.2 million or 5.1% compared to fiscal 2000. Sales in Canada during the 28 weeks ended September 8, 2001 increased $74.3 million or 5.9% compared to fiscal 2000.

Gross margin as a percentage of sales decreased 16 basis points to 28.63% for the 28 week period ended September 8, 2001 from 28.79% for the 28 week period ended September 9, 2000. The gross margin dollar increase of $75.9 million resulted from an increase in sales volume partially offset by decreases in the gross margin rate and the Canadian exchange rate.

SG&A was $1,669.4 million for the 28 weeks ended September 8, 2001 compared to $1,573.4 million for the corresponding period of the prior year. As a percentage of sales, SG&A increased from 27.90% for the 28 weeks ended September 9, 2000 to 28.12% for the 28 weeks ended September 8, 2001.

Included in cost of merchandise sold and SG&A are costs relating to the supply chain and business process strategic initiatives of $5.6 million and $48.9 million for the 28 weeks ended September 8, 2001, respectively, and $0 and $34.1 million for the 28 weeks ended September 9, 2000, respectively. The costs included in cost of merchandise sold for the 28 weeks ended September 8, 2001, which lowered gross margin as a percentage of sales by 10 basis points, were incurred to mark down inventory to be discontinued as a result of detailed category management studies. The costs included in SG&A for both periods primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiatives. Also included in the first half of fiscal 2000 SG&A was $3.0 million of estimated environmental clean up costs for a non-retail property. Partially offsetting the fiscal 2000 expense was a reversal of $3.1 million of charges related to the store closure initiative originally recorded in fiscal 1998, resulting primarily from a change in estimate related to the sale of a warehouse sold during the first quarter of fiscal 2000. Excluding the charges described above, as a percentage of sales, SG&A was 27.30% for both the 28 week period ended September 9, 2000 and the 28 week period ended September 8, 2001.

Interest expense of $48.9 million for the 28 week period ended September 8, 2001 decreased from the prior year amount of $51.0 million. This was due to decreased borrowing requirements during fiscal 2001 compared to fiscal 2000 as a result of lower capital expenditures, a reduction in working capital, and the proceeds received on the sale leaseback transaction described in Note 8 of the Consolidated Financial Statements. The reduction is also partially due to a decrease in interest rates.

The loss before income taxes for the 28 week period ended September 8, 2001 was $15.0 million compared to income before income taxes of $2.4 million for the comparable period in the prior year, a decrease of $17.4 million. The loss is attributable principally to the increase in SG&A and the lower gross margin rate partially offset by lower interest expense.

The benefit from income taxes for the 28 weeks ended September 8, 2001 was $4.7 million compared to a provision for income taxes of $2.2 million in the comparable period of fiscal 2000. This benefit from income taxes for the 28 weeks ended September 8, 2001 reflects the estimated expected annual tax rates applied to its respective domestic and foreign financial results as well as an adjustment relating to a reduction in the Canadian federal corporate income tax rate. This new legislation, which was enacted during the first half of fiscal 2001, will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. The tax benefit for the first half of 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the tax asset, the benefit from income taxes would have been $5.9 million or 39.0% of the loss before income taxes.

During the 28 weeks ended September 8, 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. This Canadian tax rate reduction did not have an impact on the financial statements for the 28 weeks ended September 8, 2001.

Based on these overall results, the net loss for the 28 weeks ended September 8, 2001 was $10.4 million or $0.27 per share - basic and diluted, as compared to net income of $0.2 million or $0.01 per share - basic and diluted. The decrease in net income of $10.6 million from the first half of fiscal 2000 to the first half of fiscal 2001 is attributable principally to the lower gross margin rate, the increase in SG&A and the change in the Canadian corporate income tax rate, partially offset by lower interest expense.



Liquidity and Capital Resources

The Company had working capital of $37.7 million at September 8, 2001 compared to $94.4 million at fiscal 2000 year end. The Company had cash and short-term investments aggregating $159.7 million at September 8, 2001 compared to $131.6 million as of fiscal 2000 year end, including $26.9 million in short-term investments at September 8, 2001 compared to no short-term investments at February 24, 2001. The decrease in working capital is attributable primarily to increases in book overdrafts and other accruals, as well as a decrease in inventories. This is partially offset by increases in short-term investments, as well as a decrease in accounts payable.

The Company has a $425 million secured revolving credit agreement (the "Secured Credit Agreement") expiring December 31, 2003, with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is secured primarily by inventory and company-owned real estate. The Secured Credit Agreement was comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$133 million at September 8, 2001). As of September 8, 2001, the Company had $100 million of borrowings under the Secured Credit Agreement. Accordingly, as of September 8, 2001, after reducing availability for outstanding letters of credit and inventory requirements, the Company had $282 million available under the Secured Credit Agreement. Borrowings under the agreement bear interest at the weighted average rate of 6.20% as of September 8, 2001 based on the variable LIBOR pricing.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. At September 8, 2001, the Company was in compliance with the covenants on the notes and the Secured Credit Agreement.

As described in Note 7 of the Consolidated Financial Statements, during fiscal 2000, an agreement was entered into which provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to the supply chain and business process strategic initiatives. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004, and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded related to software purchases of approximately $29 million were to be repaid over the next several months. Accordingly, as of September 8, 2001, approximately $25 million had been repaid and $4 million was payable related to software. Additionally, the monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of September 8, 2001, approximately $27 million had been funded related to hardware leases and, as a result, approximately $15 million was available for future financing.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of September 8, 2001 at terms determined by market conditions at the time of sale.

As described in Note 8 of the Consolidated Financial Statements, during the fourth quarter of fiscal 2000, the Company sold 12 properties and simultaneously leased them back from the purchaser. Net proceeds received by the Company related to this transaction amounted to approximately $113 million. Additionally, during the fiscal 2001, the Company sold 7 properties and simultaneously leased them back from the purchaser. Net proceeds received by the Company related to these transactions amounted to approximately $50 million. During the remainder of fiscal 2001, the Company expects to enter into similar transactions with 2 other owned properties with expected gross proceeds of approximately $15 million.

During the 28 weeks ended September 8, 2001, the Company funded its capital expenditures, debt repayments, and expenses related to the supply chain and business process strategic initiatives through internally generated funds combined with proceeds from disposals of property and revolving lines of credit. Capital expenditures totaled $123 million during the 28 weeks ended September 8, 2001, which included 8 new supermarkets, and 10 major remodels or enlargements, and the Company's capital expenditures related to the supply chain and business process strategic initiatives. Capital expenditures are expected to be approximately $135 million for the remainder of the fiscal year, which includes approximately 12 new supermarkets, as well as capital expenditures related to the supply chain and business process strategic initiatives.

During the 28 weeks ended September 28, 2001, the Company incurred expenses related to the supply chain and business process strategic initiatives of approximately $54 million before tax benefits. For the remainder of fiscal 2001, the Company plans to incur approximately an additional $45 million in expenses, before tax benefits, related to the supply chain and business process strategic initiatives.

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

The Company's existing senior debt rating was B2 with negative implications with Moody's Investors Service and BB with negative implications with Standard & Poor's Ratings Group as of September 8, 2001. Future rating changes could affect the availability and cost of financing to the Company.

The Company believes that its current cash resources, including the funds available under the Secured Credit Agreement, together with cash generated from operations, will be sufficient for the Company's supply chain and business process strategic initiatives expenses, other capital expenditure programs, and mandatory scheduled debt repayments throughout the next twelve months.



Market Risk

Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $700 million in notes as of September 8, 2001 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of September 8, 2001, a 1% change in LIBOR would result in interest expense fluctuating approximately $1.0 million per year.

Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. For the 12 and 28 week periods ended September 8, 2001, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.7 million and $1.0 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on the financial position or cash flows of the Company.

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

      None

(b)   Reports on Form 8-K

      None

                    The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date: October 23, 2001         By:        /s/ Kenneth A. Uhl
                                    ------------------------------
                                  Kenneth A. Uhl, Vice President and
                                 Controller (Chief Accounting Officer)