Form 10-Q
period 2001-12-01
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-01-15
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For Quarter Ended December 1, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                    YES [X] NO [ ]

As of December 1, 2001 the Registrant had a total of 38,347,466 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                     The Great Atlantic & Pacific Tea Company, Inc.
                         Statements of Consolidated Operations
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                               12 Weeks Ended                40 Weeks Ended
                           -----------------------     ------------------------
                             Dec. 1,      Dec. 2,       Dec. 1,        Dec 2,
                               2001         2000          2001           2000
                           -----------  ----------     ----------    ----------

Sales                      $2,525,388   $2,428,790     $8,461,272    $8,068,144
Cost of merchandise sold   (1,799,951)  (1,740,230)    (6,036,316)   (5,755,986)
                           ----------   ----------     ----------    ----------
Gross margin                  725,437      688,560      2,424,956     2,312,158
Store operating, general
   and administrative
   expense                   (866,721)    (690,744)    (2,536,073)   (2,264,120)
                            ---------    ---------     ----------    ----------
(Loss) income from
   operations                (141,284)      (2,184)      (111,117)       48,038

Interest expense              (19,410)     (23,240)       (68,354)      (74,308)
Interest income                 1,450        1,472          5,184         4,762
                            ---------    ---------      ---------     ---------
Loss before income taxes     (159,244)     (23,952)      (174,287)      (21,508)
Benefit from income taxes      66,757        9,439         71,430         7,205
                             ---------    ---------    ----------      --------
Net loss                     $(92,487)    $(14,513)     $(102,857)     $(14,303)
                             ========     ========      =========      ========

Loss per share:

Net loss per share -
   basic and diluted           $(2.41)      $(0.38)        $(2.68)       $(0.37)
                               ======       ======         ======        ======

Weighted average number
   of common shares
   outstanding - basic and
   diluted *               38,347,225   38,347,216     38,347,219    38,347,216
                           ==========   ==========     ==========    ==========




* Common share equivalents for 2001 and 2000 have been excluded because they are either antidilutive or zero.













                          See Notes to Quarterly Report

                     The Great Atlantic & Pacific Tea Company, Inc.
         Statements of Consolidated Stockholders' Equity and Comprehensive Loss
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                         Unamort-
                                           ized               Accumu-
                                         Value of              ulated
                                 Addit-  Restrict-              Other    Total
                                  ional      ed    Retain-     Compre-   Stock
                        Common   Paid-in   Stock      ed       hensive  holders'
                         Stock   Capital   Grant   Earnings      Loss    Equity
                        ------   ------- --------- --------  ---------  -------


40 Week Period Ended December 1, 2001
-------------------------------------
Balance at beginning
   of period
   38,347,216 shares   $38,347   $456,470   $-     $375,288  $(72,808) $797,297
Net loss                                           (102,857)           (102,857)
Other comprehensive loss:
  Foreign currency
   translation adjustment                                      (1,214)   (1,214)
Stock options exercised                 2                                     2
                       -------   --------   ---    --------   -------   -------
Balance at end of
   period              $38,347   $456,472   $-     $272,431  $(74,022) $693,228
                       =======   ========   ===    ========  ========  ========


40 Week Period Ended December 2, 2000
-------------------------------------
Balance at beginning
   of period
   38,367,216 shares   $38,367   $457,101  $(441)  $411,861  $(60,696) $846,192
Net loss                                            (14,303)            (14,303)
Other comprehensive loss:
  Foreign currency
   translation adjustment                                     (12,179)  (12,179)
  Minimum pension
   liability adjustment                                         2,682     2,682
Reversal of restricted
   stock grants            (20)      (631)   441                           (210)
Cash dividends
   ($.10 per share)                                 (11,505)            (11,505)
                       -------   --------   ----   --------  --------  --------
Balance at end of
   period              $38,347   $456,470    $-    $386,053  $(70,193) $810,677
                       =======   ========   ====   ========  ========  ========



Comprehensive Loss
                                    12 Weeks Ended             40 Weeks Ended
                              --------------------------   ---------------------
                                 Dec. 1,       Dec. 2,        Dec. 1,    Dec. 2,
                                  2001          2000           2001       2000
                              ------------  ------------    ---------- ---------

Net loss                       $(92,487)      $(14,513)     $(102,857) $(14,303)
Foreign currency
   translation adjustment          (940)        (9,679)        (1,214)  (12,179)
Minimum pension liability
   adjustment                       -              -              -       2,682
                               --------     ----------      ---------  --------

Total comprehensive loss       $(93,427)      $(24,192)     $(104,071) $(23,800)
                               ========       ========      =========  ========






                            See Notes to Quarterly Report







             The Great Atlantic & Pacific Tea Company, Inc.
                          Consolidated Balance Sheets
              (Dollars in thousands except share amounts)

                                              December 1,          February 24,
                                                 2001                  2001
                                            --------------        --------------
                                              (Unaudited)
ASSETS
Current assets:
    Cash and short-term investments               $111,205             $131,550
    Accounts receivable                            202,875              183,382
    Inventories                                    803,036              783,758
    Prepaid expenses and other current assets      116,977              103,164
                                                 ---------            ---------
      Total current assets                       1,234,093            1,201,854
                                                 ---------            ---------
    Property:
      Property owned                             1,634,167            1,805,255
      Property leased under capital leases          77,530               84,758
                                                 ---------            ---------
    Property - net                               1,711,697            1,890,013
    Other assets                                   235,139              217,936
                                                 ---------            ---------
Total assets                                    $3,180,929           $3,309,803
                                                ==========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt               $4,073            $   6,195
    Current portion of obligations under
       capital leases                               10,852               11,634
    Accounts payable                               578,111              566,482
    Book overdrafts                                128,607              108,448
    Accrued salaries, wages and benefits           162,348              158,450
    Accrued taxes                                   66,657               62,169
    Other accruals                                 222,693              194,106
                                                 ---------            ---------
      Total current liabilities                  1,173,341            1,107,484
                                                 ---------            ---------
   Long-term debt                                  806,349              915,321
   Long-term obligations under capital leases       94,226              106,797
   Other non-current liabilities                   413,785              382,904
                                                 ---------            ---------
Total liabilities                                2,487,701            2,512,506
                                                 ---------            ---------
   Commitments and contingencies
Stockholders' equity:
    Preferred stock - no par value;
      authorized - 3,000,000
      shares; issued - none                              -                    -
    Common stock - $1 par value;
      authorized - 80,000,000 shares;
      issued and outstanding -
      38,347,466 and 38,347,216 shares at
      December 1, 2001 and February 24, 2001,
      respectively                                  38,347               38,347
    Additional paid-in capital                     456,472              456,470
    Accumulated other comprehensive loss           (74,022)             (72,808)
    Retained earnings                              272,431              375,288
                                                 ---------            ---------
Total stockholders' equity                         693,228              797,297
                                                 ---------            ---------
Total liabilities and stockholders' equity      $3,180,929           $3,309,803
                                                ==========           ==========



                          See Notes to Quarterly Report




                     The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          40 Weeks Ended
                                               --------------------------------
                                                 Dec. 1, 2001      Dec. 2, 2000
                                               ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(102,857)         $(14,303)
  Adjustments to reconcile net loss to
        cash provided by operating activities:
     Asset disposition initiative                     172,474               -
     Store/facilities exit charge reversal                -              (3,061)
     Environmental charge                                 -               4,029
     Depreciation and amortization                    204,953           195,047
     Deferred income tax benefit                      (73,717)           (9,992)
     Loss (gain) on disposal of owned property             22            (1,634)
  Other changes in assets and liabilities:
     (Increase) decrease in receivables               (20,429)           22,995
     Increase in inventories                          (22,600)          (87,561)
     Increase in prepaid expenses and other
        current assets                                (18,108)           (3,727)
     Decrease (increase) in other assets                4,609            (3,607)
     Increase in accounts payable                      15,811            44,521
     Increase in accrued salaries, wages and benefits   4,635             3,772
     Increase in accrued taxes                          4,566             8,505
     Decrease in other accruals and other liabilities (14,801)          (44,218)
     Other operating activities, net                    3,872             4,481
                                                      -------           -------
Net cash provided by operating activities             158,430           115,247

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                          (176,209)         (325,729)
  Proceeds from disposal of property                   97,843            25,240
                                                     --------           -------
Net cash used in investing activities                 (78,366)         (300,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                           10,000           (17,000)
  Proceeds under revolving lines of credit          1,092,412           511,471
  Payments on revolving lines of credit            (1,192,018)         (326,556)
  Proceeds from long-term borrowings                      915            22,620
  Payments on long-term borrowings                    (22,404)           (3,125)
  Principal payments on capital leases                 (9,030)           (8,514)
  Increase (decrease) in book overdrafts               20,419              (739)
  Proceeds from stock option exercises                      2               -
  Cash dividends                                            -           (11,505)
                                                    ---------           -------
Net cash (used in) provided by financing activities   (99,704)          166,652

  Effect of exchange rate changes on cash
     and short-term investments                          (705)           (2,073)
                                                       -------      ------------
Net decrease in cash and short-term investments       (20,345)          (20,663)
Cash and short-term investments at beginning
     of period                                        131,550           124,603
                                                      -------           -------
Cash and short-term investments at end of period     $111,205          $103,940
                                                     ========          ========





                            See Notes to Quarterly Report




                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for the 12 and 40 week periods ended December 1, 2001 and December 2, 2000 are unaudited, and in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for the supply chain and business process strategic initiatives and the asset disposition initiative as discussed herein and in the Management's Discussion and Analysis section of this report. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 2000 Annual Report on Form 10-K.


2. Income Taxes

The income tax benefit recorded for the 12 and 40 week periods of fiscal years 2001 and 2000 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results as well as a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, the tax benefit for the 40 weeks ended December 1, 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the deferred tax asset, the benefit from income taxes would have been $72.6 million or 41.7% of the loss before income taxes.

During the 40 weeks ended December 1, 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. This additional Canadian tax rate reduction did not have a significant impact on the financial statements for the 12 and 40 weeks ended December 1, 2001.


3. Wholesale Franchise Business

As of December 1, 2001, the Company served 67 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $157 million and $152 million for the third quarters of fiscal 2001 and 2000, respectively, and $518 million and $486 million for the 40 week periods ended in fiscal 2001 and 2000. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee, which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $2.1 million and $3.7 million, are included in accounts receivable at December 1, 2001 and February 24, 2001, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $46.6 million and $55.3 million are included in other assets at December 1, 2001 and February 24, 2001, respectively.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain of loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2002. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

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


5.    Asset Disposition Initiative

In May 1998, the Company initiated an assessment of its business operations in order to identify the factors that were impacting the performance of the Company. As a result of this assessment, in fiscal 1998, the Company recorded a net charge of approximately $224 million related to the closure of 132 stores, two warehouse facilities and a coffee plant in the U.S. and a bakery plant in Canada. Additionally, in fiscal 1999 the Company recorded an additional charge of $16 million, which included $5 million of net costs to exit the Atlanta market (sale of 14 stores, two of which were included in the previously announced closure, the closure of the 22 remaining stores, a distribution center and administrative office) and $11 million for additional severance costs related to the 132 stores closed in fiscal 1998.

The Company paid $28.6 million of the total net severance charges from the time of the original charges through December 1, 2001, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.







The following reconciliation summarizes the activity related to the aforementioned charges since the beginning of fiscal 2000:


(Dollars in thousands)
                                          Severance
                           Store             and          Facilities
                         Occupancy         Benefits        Occupancy      Total
                        ------------     ------------    ------------    ------

Reserve Balance at
   Feb. 26, 2000          $103,453          $ 7,500        $ 3,567     $114,520

Addition (1)                 5,062                -             -         5,062
Utilization (4)            (25,654)          (4,779)          (463)     (30,896)
Adjustment (3)                   -                -         (3,104)      (3,104)
                          --------           -------       -------      -------

Reserve Balance at
   Feb. 24, 2001            82,861            2,721              -       85,582

Addition (1)                 3,259                -              -        3,259
Utilization (2)            (19,056)            (433)             -      (19,489)
                           -------           -------       -------      -------

Reserve Balance at
   December 1, 2001        $67,064           $2,288             $-      $69,352
                           =======           ======         ======      =======


(1) The addition to store occupancy of $3.3 million during the 40 weeks ended December 1, 2001 and $5.1 million during fiscal 2000, respectively, represent the present value of accrued interest related to lease obligations.

(2) Store occupancy utilization of $19.1 million represents lease and other occupancy payments made during the 40 weeks ended December 1, 2001.

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


Based upon current available information, Management evaluated the reserve balance of $69.4 million as of December 1, 2001 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and further adjustments to the reserve balance may be recorded in the future, if necessary.

At December 1, 2001, approximately $11.8 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 1, 2001 and December 2, 2000 are the operating results of the one remaining store that was identified for closure as part of this store and facilities exit plan. This store was closed during the second quarter of fiscal 2001. The operating results of this store are as follows:


   (In thousands)             12 Weeks Ended                40 Weeks Ended
                        --------------------------    --------------------------
                         December 1,   December 2,     December 1,   December 2,
                            2001          2000            2001          2000
                        ------------  ------------    ------------  ------------

   Sales                     $  -         $  138           $  197       $  515
                             ======       ======           ======       ======

   Operating Loss            $  -         $  (44)          $ (108)      $ (115)
                             ======       ======           ======       ======


During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores, should be closed and sold. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax ($115 - $125 million after tax) through the third quarter of fiscal 2002. Of this amount, $164.9 million pretax ($95.7 million after tax) was included in the Statements of Consolidated Operations for the 40 week period ended December 1, 2001. The components of this net pretax charge were as follows:

o $151.7 million of non-cash costs to close 39 stores (30 in the United States and 9 in Canada) and certain other operations of which $63.5 million related to the present value of future occupancy obligations, $85.0 million related to net costs of disposing of fixed assets, $2.0 million related to severance for store and administrative personnel and $1.2 million related to other miscellaneous items;

o $20.8 million of non-cash costs to discontinue development of 4 potential stores of which $16.9 million related to the present value of future occupancy obligations, $3.5 million related to fixed asset write-offs and $0.4 million related to occupancy costs incurred in the current period;

o $7.6 million in cash gains on the sale of other properties and equipment, primarily land and buildings

Of this pretax charge, $0.2 million was included in "Cost of merchandise sold" and $164.7 million was included in "Store operating, general and administrative expense" in the Statements of Consolidated Operations for the 40 week period ended December 1, 2001.

To the extent fixed assets included in the items noted above could be used in other continuing operations, the Company will transfer those assets as needed. Fixed assets that the Company can not transfer to other operations will be scrapped. Accordingly, the write down recorded during the third quarter of fiscal 2001 was based on expected transfers.

In addition to the charges recorded during the third quarter of fiscal 2001, there were, and will continue to be, other charges related to the plan which could not be accrued for at December 1, 2001 because they did not meet the criteria for accrual under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit Activity (Including Certain Costs Incurred in a Restructuring)". Such costs have been, and will continue to be, expensed as incurred as the asset disposition is being executed. During the 12 and 40 weeks ended December 1, 2001, the Company incurred additional costs as part of this asset disposition of $0.8 million and $1.0 million, respectively, primarily related to non-accruable closing costs. These costs are included in the charge described above, but excluded from the table below, which represents only the reserve balance on the balance sheet.

As of December 1, 2001, the Company paid approximately $0.3 million of the total severance charge recorded to date which resulted from the termination of approximately 125 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

The following reconciliation summarizes the activity related to the aforementioned charges since their announcement in November 2001:

                                          Severance    Goodwill/
                                             and         Fixed
(Dollars in thousands)   Occupancy         Benefits      Assets      Total
                        ------------     ------------ ----------- -----------

Original charge            $80,456         $1,982       $81,519     $163,957
Addition (1)                   400              -             -          400
Utilization (2)                  -           (342)      (81,519)     (81,861)
                           -------        -------       -------      -------

Reserve Balance at
   December 1, 2001        $80,856         $1,640         $-         $82,496
                           =======         ======         ===        =======


   (1)The addition to store occupancy of $0.4 million represents the present value of accrued interest related to lease obligations.

   (2)Severance utilization of $0.3 million represents payments made to terminated employees during the period. Goodwill/fixed asset utilization of $81.5 million represents the writeoff of fixed assets of the operations to be discontinued and the writeoff of goodwill related to the Barn acquisition in Canada that was deemed to be impaired.


Based upon current available information, Management evaluated the reserve balance of $82.5 million as of December 1, 2001 and has concluded that it is adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

At December 1, 2001, approximately $18.7 million of the reserve is included in "Other accruals" and the remaining amount is included in "Other non-current liabilities" in the Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 1, 2001 and December 2, 2000 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:

   (In thousands)             12 Weeks Ended                40 Weeks Ended
                        --------------------------    --------------------------
                         December 1,   December 2,     December 1,   December 2,
                            2001          2000            2001          2000
                        ------------  ------------    ------------  ------------

   Sales                    $68,875      $73,503         $236,549     $236,083
                            =======      =======         ========     ========

   Operating Loss           $(6,265)     $(6,886)        $(21,072)    $(18,348)
                            =======      =======         ========     ========


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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's Fiscal 2000 Annual Report. The Company measures segment performance based upon loss/income from operations.



Interim information on segments is as follows:

(Dollars in thousands)
                                  12 Weeks Ended            40 Weeks Ended
                           -------------------------   ------------------------
                              Dec. 1,        Dec. 2,     Dec. 1,      Dec. 2,
                                2001           2000        2001         2000
                           ------------   ----------   -----------   ---------
Sales
   U.S. Retail               $1,952,948   $1,883,595   $6,560,141   $6,268,609
   Canada Retail                415,671      393,467    1,382,679    1,313,545
   Canada Wholesale             156,769      151,728      518,452      485,990
                           ------------   ----------   ----------   ----------
      Total Company          $2,525,388   $2,428,790   $8,461,272   $8,068,144
                             ==========   ==========   ==========   ==========

Depreciation and amortization
   U.S. Retail                  $53,527      $52,285     $177,915     $170,672
   Canada Retail                  8,170        7,311       27,038       24,375
   Canada Wholesale                  -             -            -            -
                                -------      -------     --------     --------
      Total Company             $61,697      $59,596     $204,953     $195,047
                                =======      =======     ========     ========

(Loss) income from operations
   U.S. Retail                $(149,561)     $(9,281)   $(143,200)     $14,191
   Canada Retail                  2,115        1,554       12,141       17,681
   Canada Wholesale               6,162        5,543       19,942       16,166
                              ---------      -------    ---------      -------
      Total Company           $(141,284)     $(2,184)   $(111,117)     $48,038
                              =========      =======    =========      =======

Loss before income taxes
   U.S. Retail                $(166,706)    $(29,282)   $(202,621)    $(48,929)
   Canada Retail                  1,036         (518)       7,595       10,320
   Canada Wholesale               6,426        5,848       20,739       17,101
                              ---------     ---------   ---------     --------
      Total Company           $(159,244)    $(23,952)   $(174,287)    $(21,508)
                              =========     ========    =========     ========

Capital expenditures
   U.S. Retail                  $38,320      $74,334     $140,375     $277,223
   Canada Retail                 14,408        9,752       35,834       48,506
   Canada Wholesale                  -            -            -            -
                                -------      -------     --------     --------
      Total Company             $52,728      $84,086     $176,209     $325,729
                                =======      =======     ========     ========



                            December 1,                  February 24,
                               2001                          2001
                           ------------                  ------------
Total assets
   U.S. Retail               $2,557,306                    $2,679,217
   Canada Retail                546,567                       548,801
   Canada Wholesale              77,056                        81,785
                           ------------                  ------------
      Total Company          $3,180,929                    $3,309,803
                             ==========                    ==========



7. Project Financing Agreement

On March 13, 2000, the Company announced an initiative to develop a state-of-the-art supply and business management infrastructure.

During fiscal 2000, the Company entered into an agreement that provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to these initiatives. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004 and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded, relating to software purchases of approximately $29 million were to be repaid over the next several months. Accordingly, as of December 1, 2001, approximately $26 million had been repaid and $4 million was payable related to software and accrued interest. Additionally, the monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of December 1, 2001, approximately $29 million had been funded related to hardware leases, and as a result, approximately $13 million was available for future financing. The leasing of the hardware under this agreement is being accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases".


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

During fiscal 2001 to date, the Company has sold 8 additional properties and simultaneously leased them back from the purchaser. Of these 8 transactions in fiscal 2001, 1 closed during the third quarter. The properties subject to this sale had a carrying value of approximately $46 million. Net proceeds received by the Company related to these transactions amounted to approximately $60 million. Of the 8 properties sold, 5 were sold for a profit resulting in a gain after deducting expenses of approximately $16 million. This gain will be deferred and amortized over the life of the respective leases as a reduction of rental expense. Three properties in the aforementioned transaction were sold at a loss of approximately $4 million after expenses. The majority of this loss was related to one of these properties, which was anticipated at the end of fiscal 2000, and, accordingly, was recognized in full at that time since the carrying value of such property exceeded its fair value less the cost of disposal.

The Company expects to enter into similar transactions with other owned properties from time to time in the future.

The resulting leases of the 20 properties sold in fiscal 2000 and 2001 have terms ranging from 20 to 25 years, with options to renew for additional periods, and are being accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Future minimum lease payments for these operating leases are as follows:

   (Dollars in thousands)

   Fiscal
   ------
   2001                             $3,327
   2002                             19,964
   2003                             19,964
   2004                             19,964
   2005                             19,964
   2006 and thereafter             325,763
                                   -------
      Total                       $408,946
                                  ========


9. Subsequent Events

On December 14, 2001, the Company issued $275 million 9 1/8% Senior Notes due December 15, 2011. These notes pay interest semi-annually on June 15 and December 15 and are callable beginning December 15, 2006. The Company used the proceeds from the issuance of these notes to repay approximately $178 million of the total $200 million 7.70% Senior Notes due January 15, 2004 and for general corporate purposes including repayment of borrowings under the Company's secured revolving credit agreement. The repayment of approximately $178 million of the 7.70% Senior Notes due January 15, 2004 took place in the form of a tender offer whereby the Company paid a 6.25% premium to par. The premium plus costs to tender will result in a fourth quarter extraordinary loss due to the early extinguishment of debt of approximately $7 million after tax ($13 million pretax).

On January 4, 2002, the Company entered into an interest rate swap with a commercial bank with a notional amount of $50 million maturing on April 15, 2007. This swap effectively converts a portion of the Company's $300 million 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12 Weeks Ended December 1, 2001 Compared to 12 Weeks Ended December 2, 2000

Sales for the 12 week period ended December 1, 2001 of $2,525 million increased $97 million or 4.0% from sales of $2,429 million for the 12 week period ended December 2, 2000. The increase in sales is due to increases in retail sales of $92 million and wholesale sales of $5 million. The increase in retail sales is attributable to the opening of 37 new stores since the beginning of the third quarter of fiscal 2000, of which 15 were opened in fiscal 2001, increasing sales by $98 million. Additionally, comparable store sales for the third quarter of fiscal 2001, which include replacement stores, increased $67 million or 3.1% when compared to the third quarter of fiscal 2000. This increase was partially offset by the closure of 48 stores since the beginning of the third quarter of fiscal 2000, of which 28 were closed in fiscal 2001, which decreased sales $57 million, and the unfavorable effect of the Canadian exchange rate, which decreased sales $16 million. The increase in wholesale sales is attributable to higher sales volume of $11 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $6 million.

Average weekly sales per supermarket were approximately $273,800 for the 12 week period ended December 1, 2001 versus $260,100 for the corresponding period of the prior year, an increase of 5.3%. Sales in the U.S. during the third quarter of fiscal 2001 increased by $69.4 million or 3.7% compared to the third quarter of fiscal 2000. Sales in Canada during the third quarter of fiscal 2001 increased $27.2 million or 5.0% compared to the third quarter of fiscal 2000.

Gross margin as a percentage of sales increased 38 basis points to 28.73% for the 12 week period ended December 1, 2001 from 28.35% for the 12 week period ended December 2, 2000. The gross margin dollar increase of $36.9 million resulted from increases in sales volume and the gross margin rate partially offset by a decrease in the Canadian exchange rate. Included in gross margin for the 12 week period ended December 1, 2001 were costs related to the supply chain and business process strategic initiatives of $0.7 million, which were incurred to mark down inventory to be discontinued as a result of detailed category management studies, and costs related to the Company's asset disposition initiative of $0.2 million, which were incurred to mark down inventory in stores announced for closure. Excluding the charges described above, as a percentage of sales, gross margin would have been 28.76% for the 12 week period ended December 1, 2001.

Store operating, general and administrative expense ("SG&A") was $866.7 million for the 12 week period ended December 1, 2001 compared to $690.7 million for the corresponding period of the prior year. As a percentage of sales, SG&A increased from 28.44% in the third quarter of fiscal 2000 to 34.32% in the third quarter of fiscal 2001.

Included in SG&A for the 12 week period ended December 1, 2001 and December 2, 2000 are costs relating to the supply chain and business process strategic initiatives of $22.6 million and $18.1 million, respectively. These costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiatives. Also included in SG&A for the 12 week period ended December 1, 2001 are net costs relating to the Company's asset disposition initiative of $164.5 million as described in Note 5 of the Consolidated Financial Statements. Excluding the charges described above, as a percentage of sales, SG&A decreased from 27.69% for the 12 week period ended December 2, 2000 to 26.91% for the 12 week period ended December 1, 2001.

Interest expense of $19.4 million for the third quarter of fiscal 2001 decreased from the prior year quarter amount of $23.2 million. This was primarily due to decreased borrowing requirements in the third quarter of fiscal 2001 compared to fiscal 2000 as a result of lower capital expenditures, a reduction in working capital and the proceeds received on the sale leaseback transaction described in
Note 8 of the Consolidated Financial Statements. The reduction is also partially due to a decrease in interest rates.

The loss before income taxes for the 12 week period ended December 1, 2001 was $159.2 million compared to a loss before income taxes of $23.9 million for the comparable period in the prior year, a change of $135.3 million. This fluctuation is attributable principally to the increase in SG&A resulting primarily from the asset disposition charge partially offset by the increase in gross margin and lower interest expense.

The benefit from income taxes for the 12 week period ended December 1, 2001 was $66.7 million compared to a benefit from income taxes of $9.4 million in the comparable period of fiscal 2000. The increase in benefit from income taxes is primarily attributable to the asset disposition charge. The effective tax rates for the third quarters of fiscal 2001 and 2000 were 41.9% and 39.4%, respectively. These benefits from income taxes for the third quarters of fiscal 2001 and 2000 reflect the estimated expected annual tax rates applied to its respective domestic and foreign financial results.

Based on these overall results, the net loss for the 12 week period ended December 1, 2001 was $92.5 million or $2.41 per share - basic and diluted, as compared to a net loss of $14.5 million or $0.38 per share - basic and diluted in the prior year. The change in net loss from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 is attributable principally to the asset disposition charge partially offset by higher gross margin and lower interest expense.


40 Weeks Ended December 1, 2001 Compared to 40 Weeks Ended December 2, 2000

Sales for the 40 weeks ended December 1, 2001 of $8,461 million increased $393 million or 4.9% from sales of $8,068 million for the 40 weeks ended December 2, 2000. The increase in sales is due to increases in retail sales of $361 million and wholesale sales of $32 million. The increase in retail sales is attributable to the opening of 47 new stores in fiscal 2000 and 15 new stores in fiscal 2001, increasing sales by $391 million. Additionally, comparable store sales for the 40 weeks of fiscal 2001, which include replacement stores, increased $235 million or 3.2% when compared to the 40 weeks of fiscal 2000. This increase was partially offset by the closure of 49 stores in fiscal 2000 and 28 stores in fiscal 2001, which decreased sales $205 million, and the unfavorable effect of the Canadian exchange rate which decreased sales $60 million. The increase in wholesale sales is attributable to higher sales volume of $55 million partially offset by the unfavorable effect of the Canadian exchange rate, which decreased sales by $23 million.

Average weekly sales per supermarket were approximately $273,800 for the 40 week period ended December 1, 2001 versus $259,800 for the corresponding period of the prior year, an increase of 5.4%. Sales in the U.S. during the 40 weeks ended December 1, 2001 increased by $291.5 million or 4.7% compared to fiscal 2000. Sales in Canada during the 40 weeks ended December 1, 2001 increased $101.6 million or 5.6% compared to fiscal 2000.

Gross margin as a percentage of sales was 28.66% for the 40 week periods ended December 1, 2001 and December 2, 2000. The gross margin dollar increase of $112.8 million resulted from an increase in sales volume partially offset by decreases in the gross margin rate and the Canadian exchange rate. Included in gross margin for the 40 weeks ended December 1, 2001 were costs related to the supply chain and business process strategic initiatives of $6.3 million which were incurred to mark down inventory to be discontinued as a result of detailed category management studies, and the Company's asset disposition initiative of $0.2 million which were incurred to mark down inventory in stores announced for closure. Excluding the charges described above, as a percentage of sales, gross margin would have been 28.74% for the 40 week period ended December 1, 2001.

SG&A was $2,536.1 million for the 40 weeks ended December 1, 2001 compared to $2,264.1 million for the corresponding period of fiscal 2000. As a percentage of sales, SG&A increased from 28.06% for the 40 weeks ended December 2, 2000 to 29.97% for the 40 weeks ended December 1, 2001.

Included in SG&A for the 40 weeks ended December 1, 2001 and December 2, 2000 are costs relating to the supply chain and business process strategic initiatives of $71.2 million and $52.2 million, respectively. These costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiatives. Also included in SG&A for the 40 weeks ended December 1, 2001 are costs relating to the Company's asset disposition initiative of $164.7 million as described in Note 5 of the Consolidated Financial Statements. Also included in SG&A for the 40 weeks ended December 2, 2000 was $4.0 million of estimated environmental clean up costs for a non-retail property. Partially offsetting the fiscal 2000 expense was a reversal of $3.1 million of charges related to the store closure initiative originally recorded in fiscal 1998, resulting primarily from a change in estimate related to the sale of a warehouse sold during the first quarter of fiscal 2000. Excluding the charges described above, as a percentage of sales, SG&A decreased from 27.40% for the 40 week period ended December 2, 2000 to 27.18% for the 40 week period ended December 1, 2001.

Interest expense of $68.4 million for the 40 week period ended December 1, 2001 decreased from the prior year amount of $74.3 million. This was due to decreased borrowing requirements during fiscal 2001 compared to fiscal 2000 as a result of lower capital expenditures, a reduction in working capital and the proceeds received on the sale leaseback transaction described in Note 8 of the Consolidated Financial Statements. The reduction is also partially due to a decrease in interest rates.

The loss before income taxes for the 40 week period ended December 1, 2001 was $174.3 million compared to a loss before income taxes of $21.5 million for the comparable period in fiscal 2000, a decrease of $152.8 million. This fluctuation is attributable principally to the increase in SG&A resulting primarily from the asset disposition charge partially offset by the increase in gross margin and lower interest expense.

The benefit from income taxes for the 40 weeks ended December 1, 2001 was $71.4 million compared to a benefit from income taxes of $7.2 million in the comparable period of fiscal 2000. The increase in benefit from income taxes is primarily attributable to the asset disposition charge. This benefit from income taxes for the 40 weeks ended December 1, 2001 reflects the estimated expected annual tax rates applied to its respective domestic and foreign financial results, as well as an adjustment relating to a reduction in the Canadian federal corporate income tax rate. This new legislation, which was enacted during the first half of fiscal 2001, will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. The tax benefit for the 40 weeks ended December 1, 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the tax asset, the benefit from income taxes would have been $72.6 million or 41.7% of the loss before income taxes.

During the 40 weeks ended December 1, 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2005. This Canadian tax rate reduction did not have a significant impact on the financial statements for the 40 weeks ended December 1, 2001.

Based on these overall results, the net loss for the 40 weeks ended December 1, 2001 was $102.9 million or $2.68 per share - basic and diluted, as compared to net loss of $14.3 million or $0.37 per share - basic and diluted for the 40 week period ended December 2, 2000. The change in net loss from the 40 weeks ended December 2, 2000 to December 1, 2001 is attributable principally to the asset disposition charge partially offset by higher gross margin and lower interest expense.


Asset Disposition Initiative

As described in Note 5 of the Consolidated Financial Statements, during the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores, should be closed and sold. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax ($115 -
$125 million after tax). Of this amount, $164.9 million pretax ($95.7 million after tax) was included in the Statements of Consolidated Operations for the 40 week period ended December 1, 2001. The components of this net pretax charge were as follows:

o $151.7 million of non-cash costs to close 39 stores (30 in the United States and 9 in Canada) and certain other operations of which $63.5 million related to the present value of future occupancy obligations, $85.0 million related to net costs of disposing of fixed assets, $2.0 million related to severance for store and administrative personnel and $1.2 million related to other miscellaneous items;

o $20.8 million of non-cash costs to discontinue development of 4 potential stores of which $16.9 million related to the present value of future occupancy obligations, $3.5 million related to fixed asset write-offs and $0.4 million related to occupancy costs incurred in the current period;

o $7.6 million in cash gains on the sale of other properties and equipment, primarily land and buildings

Liquidity and Capital Resources

The Company had working capital of $60.8 million at December 1, 2001 compared to $94.4 million at fiscal 2000 year end. The Company had cash and short-term investments aggregating $111.2 million at December 1, 2001 compared to $131.6 million at fiscal 2000 year end. The Company had no short-term investments at December 1, 2001 or February 24, 2001. The decrease in working capital is attributable primarily to increases in book overdrafts, accounts payable and other accruals, as well as decreases in cash and prepaid expenses. This is partially offset by increases in accounts receivable, inventories and deferred tax asset.

The Company has a $425 million secured revolving credit agreement (the "Secured Credit Agreement") expiring December 31, 2003, with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is secured primarily by inventory and company-owned real estate. The Secured Credit Agreement was comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$134 million at December 1, 2001). As of December 1, 2001, the Company had $105 million of borrowings under the Secured Credit Agreement. Accordingly, as of December 1, 2001, after reducing availability for outstanding letters of credit and inventory requirements, the Company had $292 million available under the Secured Credit Agreement. Borrowings under the agreement bear interest at the weighted average rate of 4.89% as of December 1, 2001 based on the variable LIBOR pricing.

On December 14, 2001, the Company issued $275 million 9 1/8% Senior Notes due December 15, 2011. These notes pay interest semi-annually on June 15 and December 15 and are callable beginning December 15, 2006. The Company used the proceeds from the issuance of these notes to repay approximately $178 million of the total $200 million 7.70% Senior Notes due January 15, 2004 and for general corporate purposes including repayment of borrowings under the Company's secured revolving credit agreement. The repayment of approximately $178 million of the 7.70% Senior Notes due January 15, 2004 took place in the form of a tender offer whereby the Company paid a 6.25% premium to par. The premium plus costs to tender will result in a fourth quarter extraordinary loss due to the early extinguishment of debt of approximately $7 million after tax ($13 million pretax).

On January 4, 2002, the Company entered into an interest rate swap with a commercial bank with a notional amount of $50 million maturing on April 15, 2007. This swap effectively converts a portion of the Company's $300 million 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt.

The Company's loan agreements and certain of its notes contain various financial covenants that require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. At December 1, 2001, the Company was in compliance with the covenants on the notes and the Secured Credit Agreement.

As described in Note 7 of the Consolidated Financial Statements, during fiscal 2000 an agreement was entered into which provided financing for software purchases and hardware leases up to $71 million in the aggregate primarily relating to the supply chain and business process strategic initiatives. At that time, software purchases and hardware leases were to be financed at an effective rate of 8.49% per annum, were to occur from time to time through 2004 and were to have equal monthly payments of $1.4 million. In May 2001, the agreement was amended to include only hardware leases. The amounts previously funded relating to software purchases of approximately $29 million were to be repaid over the next several months. Accordingly, as of December 1, 2001, approximately $26 million had been repaid and $4 million was payable related to software and accrued interest. Additionally, the monthly payment amount was amended to reflect expected utilization related to hardware leases, and, as such, these payments are expected to change based upon the timing and amount of such funding. As of December 1, 2001, approximately $29 million had been funded related to hardware leases and, as a result, approximately $13 million was available for future financing.

The Company has filed two Shelf Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $350 million of debt and/or equity securities as of December 1, 2001 at terms determined by market conditions at the time of sale. As described above and in Note 9 of the Consolidated Financial Statements, on December 14, 2001 the Company issued $275 million 9 1/8% Senior Notes due December 15, 2011. After this issuance, the Shelf Registration Statements were reduced to $75 million.

As described in Note 8 of the Consolidated Financial Statements, during the fourth quarter of fiscal 2000 the Company sold 12 properties and simultaneously leased them back from the purchaser. Net proceeds received by the Company related to this transaction amounted to approximately $113 million. Additionally, during fiscal 2001 to date, the Company has sold 8 properties and simultaneously leased them back from the purchaser. Of these 8 transactions in fiscal 2001, 1 closed during the third quarter. Net proceeds received by the Company related to these transactions amounted to approximately $60 million. The Company expects to enter into similar transactions with other owned properties from time to time in the future.

During the 40 weeks ended December 1, 2001, the Company funded its capital expenditures, debt repayments and expenses related to the supply chain and business process strategic initiatives through internally generated funds combined with proceeds from disposals of property and revolving lines of credit. Capital expenditures totaled $176 million during the 40 weeks ended December 1, 2001, which included 15 new supermarkets, 17 major remodels or enlargements and the Company's capital expenditures related to the supply chain and business process strategic initiatives. Capital expenditures are expected to be approximately $75 million for the remainder of fiscal 2001, which includes approximately 5 new supermarkets, as well as capital expenditures related to the supply chain and business process strategic initiatives.

During the 40 weeks ended December 1, 2001, the Company incurred expenses related to the supply chain and business process strategic initiatives of approximately $78 million before tax benefits. For the remainder of fiscal 2001, the Company plans to incur approximately an additional $20-$25 million in expenses, before tax benefits, related to the supply chain and business process strategic initiatives.

On December 5, 2000, the Board of Directors voted to discontinue payment of the quarterly cash dividend on its common stock. As such, the Company does not expect to pay dividends during fiscal 2001.

The Company's existing senior debt rating was B2 with negative implications with Moody's Investors Service and BB with negative implications with Standard & Poor's Ratings Group as of December 1, 2001. Future rating changes could affect the availability and cost of financing to the Company.

The Company believes that its current cash resources, including the funds available under the Secured Credit Agreement, together with cash generated from operations, will be sufficient for the Company's supply chain and business process strategic initiatives expenses, other capital expenditure programs and mandatory scheduled debt repayments throughout the next twelve months.


Market Risk

Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

Interest rates
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $700 million in notes as of December 1, 2001 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Accordingly, as of December 1, 2001, a 1% change in LIBOR would result in interest expense fluctuating approximately $1.1 million per year.


Foreign Exchange Risk
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. For the 12 and 40 week periods ended December 1, 2001, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.4 million and $1.5 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on the financial position or cash flows of the Company.


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

ITEM 5 - Other Information

None

ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits required by item 601 of Regulation S-K

   Exhibit Index:

         Exhibit                                      Incorporation by reference
         Numbers            Description                    (If applicable)
        --------- ------------------------------      ------------------------

            1)    Underwriting Agreement               Exhibit 1 to Form 8-K
                                                       filed December 20, 2001
            2)    Not Applicable

            3)    Articles of Incorporation and
                  By-Laws
                  a) Articles of Incorporation as      Exhibit 3)a) to Form 10-K
                     amended through July 1987         for fiscal year ended
                                                       February 27, 1988

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

                                                       Exhibit 4.1 to Form 8-K
                                                       filed December 4, 2001

                                                       Exhibit 4.1 to Form 8-K
                                                       December 20, 2001







* Agreements with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis shall be furnished to the Commission on request.









    Exhibit Index (continued):

         Exhibit                                      Incorporation by reference
         Numbers            Description                    (If applicable)
        --------- ------------------------------      ------------------------


            10)   Material Contracts
                  a) Management Compensation and      Exhibit 10)b) to Form 10-K
                     Termination Agreements           for the fiscal years ended
                                                      February 25, 1989,
                                                      February 24, 1990,
                                                      Exhibit 10)a) for the
                                                      fiscal years ended
                                                      February 26, 1994,
                                                      February 25, 1995,
                                                      February 22, 1997,
                                                      February 28, 1998,
                                                      February 27, 1999,
                                                      February 26, 2000, and
                                                      Exhibit 10 of Form 10-Q
                                                      for the quarterly periods
                                                      ending June 17, 2000,
                                                      September 9, 2000
                                                      and December 2, 2000

                  b) Supplemental Executive           Exhibit 10)b) to Form 10-K
                     Retirement Plan, amended         for the fiscal years ended
                     and restated                     February 27, 1993,
                                                      February 28, 1998 and
                                                      attached

                  c) 1984 Stock Option Plan,          Exhibit 10)e) to Form 10-K
                                                      as amended for the fiscal
                                                      year ended February 23,
                                                      1991

                  d) 1994 Stock Option Plan           Exhibit 10)e) to Form 10-K
                                                      for the fiscal year ended
                                                      February 25, 1995

                  e) 1994 Stock Option Plan           Exhibit 10)f) to Form 10-K
                     for Non-Employee Directors       for the fiscal year ended
                                                      February 25, 1995

                  f) Directors' Deferred              Exhibit 10)h) to Form 10-K
                     Payment Plan                     for the fiscal year ended
                                                      February 22, 1997



    Exhibit Index (continued):

         Exhibit                                      Incorporation by reference
         Numbers            Description                    (If applicable)
        --------- ------------------------------      ------------------------

                  g) Competitive Advance and          Exhibit 10) to Form 8-K
                     Revolving Credit Facilities      filed on June 12, 1997;
                     Agreement dated as of            Exhibit 10)i) to Form 10-K
                     June 10, 1997 and amendment      for the fiscal year ended
                     dated February 17, 1999          February 27, 1999

                  h) Project Great Renewal -          Exhibit 99.1) to Form 8-K
                     Phase I dated as of              filed December 9, 1998;
                     December 8, 1998; Phase II       Exhibit 99) to Form 8-K
                     dated March 13, 2000             filed March 24, 2000

                  i) 1998 Long Term Incentive         Exhibit 10)k) to Form 10-K
                     and Share Award plan             for the fiscal year ended
                                                      February 27, 1999

                  j) Supplemental Retirement and
                     Benefit Restoration Plan

                  k) Credit Agreement dated as
                     of February 23, 2001


(b)Reports on Form 8-K

   On December 20, 2001, the Company filed a report on Form 8-K containing (i) an Underwriting Agreement dated December 14, 2001, relating to the Company's issuance of $275,000,000 aggregate principal amount of 9 1/8% Senior Notes due 2011, (ii) a form of Second Supplemental Indenture and (iii) a form of Global Note.

   On December 4, 2001, the Company filed a report on Form 8-K containing a supplemental indenture, dated as of December 4, 2001, to the existing indenture, dated as of January 1, 1991, between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company).

   On December 3, 2001, the Company filed a report on Form 8-K containing a prospectus supplement relating to the Company's offer of $225 million aggregate principal amount of senior notes.

   On November 14, 2001, the Company filed a report on Form 8-K containing a press release regarding the Company's program to improve operating results by disposing of underperforming assets and updates to its fiscal 2001 earnings guidance.

                    The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date:  January 15, 2002        By:        /s/ Kenneth A. Uhl
                                    ------------------------------
                                Kenneth A. Uhl, Vice President and
                               Controller (Chief Accounting Officer)











                    The Great Atlantic & Pacific Tea Company, Inc.