Form 10-K
period 2002-02-23
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-07-05
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 23, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                        13-1890974
-------------------------------                  -------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 23, 2002 was approximately $415,356,000. The number of shares of common stock outstanding at May 23, 2002 was 38,506,565.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 14 are incorporated by reference from the Registrant's 2001 Annual Report to Stockholders.

PART I

ITEM 1 - Business

General
-------

The Great Atlantic & Pacific Tea Company, Inc. ("A&P" or the "Company") is engaged in the retail food business. The Company operated 702 stores averaging approximately 38,000 square feet per store as of February 23, 2002. In addition, the Company served as wholesaler to 67 franchise stores in Canada averaging approximately 31,500 square feet per store as of February 23, 2002. On the basis of reported sales for fiscal 2001, the Company believes that it is one of the 10 largest retail food chains in the United States.

Operating under the trade names A&P(R), Super Fresh(R), Sav-A-Center(R), Farmer Jack(R), Kohl's, Waldbaum's(TM), Super Foodmart, Ultra Food & Drug, Dominion(R), Food Basics(TM), The Barn Markets and The Food Emporium(TM), the Company sells groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments, and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of its retail operations, the Company also operates one coffee roasting plant in the United States. Through its Compass Foods Division, the Company manufactures and distributes a line of whole bean coffees under the Eight O'Clock(R), Bokar(R) and Royale(TM) labels, for sale through its own stores as well as other retail channels. The Company sells other private label products in its stores under other brand names of the Company which include without limitation, America's Choice(R), Master Choice(R), Health Pride(R), Savings Plus and The Farm.

Building upon a broad base of A&P supermarkets, the Company has historically expanded and diversified within the retail food business through the acquisition of other supermarket chains and the development of several alternative store types. The Company now operates its stores with merchandise, pricing and identities tailored to appeal to different segments of the market, including buyers seeking gourmet and ethnic foods, a wide variety of premium quality private label goods and health and beauty aids along with the array of traditional grocery products.

Modernization of Facilities
---------------------------

The Company is engaged in a continuing program of modernizing its operations including retail stores, warehousing and distribution facilities, supply and logistics and processes. In support of its modernizing program, on March 13, 2000, the Company announced its business process initiative, a plan to develop a state of the art supply chain and business management infrastructure over four years.

During fiscal 2001, the Company expended approximately $246 million for capital projects which included 21 new supermarkets and 26 major remodels or enlargements. The Company has planned capital expenditures of approximately $300 million in fiscal 2002. These expenditures relate primarily to opening 25 new supermarkets, enlarging or remodeling 70 - 75 supermarkets and capital purchases associated with the Company's business process initiative. In addition, the Company plans to continue with similar levels of capital expenditures in fiscal 2003 and several years thereafter.

Restatement of Previously Issued Financial Statements
-----------------------------------------------------

Prior to filing its 2001 Annual Report on Form 10-K, the Company discovered certain irregularities relating to the timing for the recognition of vendor allowances and the accounting for inventory. As the Company announced on May 24, 2002, it promptly commenced a review of these issues. This review caused the Company to delay filing its Annual Report on Form 10-K. As a result of this review, the Company has restated its financial statements for fiscal 1999, fiscal 2000 and the first, second and third quarters of fiscal 2001, to adjust for vendor allowances recorded prior to the accounting period in which they were earned and improper inventory adjustments, each in violation of Company policies. In addition, the Company has concluded that the financial statements should also be restated to reflect primarily 1) the appropriate timing for the recognition of vendor allowances, 2) an actuarially-based methodology of estimating self-insurance reserves, and 3) the timing of recognition of sublet income associated with certain closed stores. See Note 2 "Restatement of Previously Issued Financial Statements" of the Company's Financial Statements in the 2001 Annual Report to Stockholders filed herein for further details regarding this restatement.

Asset Disposition Initiative
----------------------------

In May 1998, the Company initiated an assessment of its business operations in order to identify the factors that were impacting the performance of the Company. As a result of this assessment, in fiscal 1998 and 1999, the Company announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets.

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $29 million of the total net severance charges from the time of the original charges through February 23, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses should be closed and/or sold, and certain administrative streamlining should take place. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax ($115 - $125 million after tax) through the third quarter of fiscal 2002. Of this amount, $193.5 million pretax ($112.3 million after tax) was included in the Statements of Consolidated Operations for fiscal 2001. The components of this net pretax charge were as follows:

o $180.3 million of costs to close the stores and warehouses and perform certain administrative streamlining, of which $63.5 million related to the present value of future occupancy obligations, $85.0 million related to the write-down of fixed assets, $24.3 million related to severance for store and administrative personnel and $7.5 million related to other miscellaneous items;

o $20.8 million of costs to discontinue development of 4 potential stores, of which $16.9 million related to the present value of future occupancy obligations, $3.5 million related to fixed asset write-offs and $0.4 million related to occupancy costs incurred in the current period; and

o $7.6 million in gains on the sale of other properties and equipment, primarily land and buildings.

As of February 23, 2002, the Company had closed 31 of the aforementioned stores.

As of February 23, 2002, the Company paid approximately $2.9 million of the total severance charge recorded to date which resulted from the termination of approximately 850 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

Sources of Supply
-----------------

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

Employees
---------

As of February 23, 2002, the Company had approximately 79,000 employees, of which 67% were employed on a part-time basis. Approximately 88% of the Company's employees are covered by union contracts.

Competition
-----------

The supermarket business is highly competitive throughout the marketing areas served by the Company and is generally characterized by low profit margins on sales with earnings primarily dependent upon rapid inventory turnover, effective cost controls and the ability to achieve high sales volume. The Company competes for sales and store locations with a number of national and regional chains, as well as with many independent and cooperative stores and markets.

Segment Information
-------------------

The segment information required is contained under the caption "Note 13 - Operating Segments" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.



Foreign Operations
------------------

The information required is contained under the captions "Management's Discussion and Analysis", "Note 5 - Wholesale Franchise Business", "Note 6 - Indebtedness", "Note 9 - Income Taxes", "Note 10 - Retirement Plans and Benefits" and "Note 13 - Operating Segments" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 2 - Properties

At February 23, 2002, the Company owned 121 properties consisting of the following:

         Stores, Not Including Stores in Owned Shopping Centers
         ------------------------------------------------------
              Land and building owned                                         27
              Building owned and land leased                                  19
                                                                            ----
                  Total stores                                                46

         Shopping Centers
         ----------------
              Land and building owned                                         13
              Building owned and land leased                                   1
                                                                            ----
                  Total shopping centers                                      14

         Warehouses
         ----------
              Land and building owned                                          7
              Building owned and land leased                                   -
                                                                            ----
                  Total warehouses                                             7

         Administrative and Other Properties
         -----------------------------------
              Land and building owned                                         22
              Building owned and land leased                                   2
              Property under development building owned and land leased        2
              Property under development land and building owned               2
              Property under development land only                             1
              Undeveloped land                                                25
                                                                            ----
                  Total other properties                                      54

                                                                            ----
         Total Properties                                                    121
                                                                            ====


At February 23, 2002, the Company operated 702 retail stores and serviced 67 franchised stores. These stores are geographically located as follows:

         Company Stores:
         ---------------
              New England States:
              -------------------
                  Connecticut                                                 37
                  Massachusetts                                               17
                  New Hampshire                                                1
                  Vermont                                                      2
                                                                            ----
                      Total                                                   57

              Middle Atlantic States:
              -----------------------
                  District of Columbia                                         1
                  Delaware                                                     9
                  Maryland                                                    32
                  New Jersey                                                 100
                  New York                                                   142
                  Pennsylvania                                                23
                                                                            ----
                      Total                                                  307

              Midwestern States:
              ------------------
                  Michigan                                                   104
                  Ohio                                                         6
                  Wisconsin                                                   33
                                                                            ----
                      Total                                                  143

              Southern States:
              ----------------
                  Louisiana                                                   21
                  Mississippi                                                  4
                  North Carolina                                               1
                  Virginia                                                     1
                                                                            ----
                      Total                                                   27

                                                                            ----
                      Total United States                                    534

                  Ontario, Canada                                            168

                                                                            ----
                      Total Stores                                           702
                                                                            ====

         Franchised Stores:
                  Ontario, Canada                                             67
                                                                            ----
                      Total Franchised Stores                                 67
                                                                            ====

The total area of all Company operated retail stores is 26.7 million square feet averaging approximately 38,000 square feet per store. Excluding liquor and The Food Emporium(TM) stores, which are generally smaller in size, the average store size is approximately 40,400 square feet. The total area of all franchised stores is 2.1 million square feet averaging approximately 31,500 square feet per store. The 21 new stores added in fiscal 2001 consisted of 20 supermarkets and 1 liquor store. Excluding the liquor store, the supermarkets opened in fiscal 2001 had a range in size from 31,500 to 72,100 square feet, with an average size of approximately 52,200 square feet. The stores built by the Company over the past several years and those planned for fiscal 2002 and thereafter, generally range in size from 50,000 to 60,000 square feet. The selling area of new stores is approximately 74% of the total square footage.

As of the end of fiscal 2001, the Company operated one coffee roasting plant in the United States. In addition, the Company operated 13 warehouses to service its store network. These warehouses are geographically located as follows:

                  Indiana                                                 1
                  Louisiana                                               1
                  Maryland                                                1
                  Michigan                                                2
                  New Jersey                                              2
                  New York                                                2
                  Pennsylvania                                            1
                  Wisconsin                                               1
                                                                       ----
                      Total United States                                11
                  Ontario, Canada                                         2
                                                                       ----
                      Total Warehouses                                   13
                                                                       ====

During fiscal 2001, one of the Company's warehouses was closed as part of the asset disposition initiative. Subsequent to the end of fiscal 2001, one warehouse was closed and another was announced for closure as a result of the asset disposition initiative.

The net book value of real estate pledged as collateral for all mortgage loans amounted to $1.0 million as of February 23, 2002. The net book value of real estate pledged as collateral for the Company's $425 million Secured Revolving Credit Agreement expiring December 31, 2003 amounted to $85.7 million as of February 23, 2002.


ITEM 3 - Legal Proceedings

The information required is contained under the caption "Note 12 - Commitments and Contingencies" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.




On December 14, 2001, the Company issued $275 million 9 1/8% Senior Notes due December 15, 2011. These notes were issued at par, pay interest semi-annually on June 15 and December 15 and are callable beginning December 15, 2006. The Company used the proceeds from the issuance of these notes to repay approximately $178 million of the total $200 million 7.70% Senior Notes due January 15, 2004 and for general corporate purposes including repayment of borrowings under the Company's secured revolving credit agreement. The joint lead underwriters of these notes were Lehman Brothers and Goldman, Sachs & Co.


ITEM 6 - Selected Financial Data

The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - Management's Discussion and Analysis

The information required is contained under the caption "Management's Discussion and Analysis" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - Financial Statements and Supplementary Data

(a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 14 of this report. Except for the sections included herein by reference, the Company's 2001 Annual Report to Stockholders is not deemed to be filed as part of this report.

(b) Supplementary Data: The information required is contained under the caption "Summary of Quarterly Results" in the 2001 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

            Name                        Age                            Current Position
---------------------------           ------      -----------------------------------------------------------
Christian W.E. Haub                     37        Chairman of the Board and Chief Executive Officer
Elizabeth R. Culligan                   52        President, Chief Operating Officer and Director
Victor T. Alessandro                    43        Senior Vice President, Chief Category Management
                                                  Officer
William P. Costantini                   54        Senior Vice President, General Counsel & Secretary
Brenda M. Galgano                       33        Vice President and Corporate Controller
Mitchell P. Goldstein                   41        Senior Vice President, Chief Financial Officer
Laurane S. Magliari                     51        Senior Vice President, People Resources and
                                                  Services
John E. Metzger                         47        Senior Vice President, Chief Information Officer
William Moss                            54        Vice President and Treasurer
Brian Pall                              42        Senior Vice President, Chief Development Officer
Brian Piwek                             55        Chairman, President and Chief Executive Officer,
                                                  The Great Atlantic & Pacific Company of Canada,
                                                  Limited
David A. Smithies                       57        President, Atlantic Region
Don Sommerville                         43        Senior Vice President, Chief Marketing Officer
John D. Barline, Esq.                   55        Director
Rosemarie Baumeister                    68        Director
Bobbie Gaunt                            55        Director
Helga Haub                              67        Director
Dan P. Kourkoumelis                     51        Director
Edward Lewis                            62        Director
Richard L. Nolan                        62        Director
Maureen B. Tart-Bezer                   46        Director

The directors are elected annually. Each of the current directors has been nominated for election to the Board of Directors at the Company's Annual Meeting of Stockholders to be held on July 30, 2002.

The executive officers of the Company are chosen annually and serve under the direction of the Chief Executive Officer with the consent of the Board of Directors.

Mr. Haub was elected a director on December 3, 1991, Chairman of the Board on March 20, 2001, effective May 1, 2001 and Chief Executive Officer on May 1, 1998. Prior to that, he was Chief Operating Officer from December 7, 1993 until he became Co-Chief Executive Officer on April 2, 1997 and was President from December 7, 1993 until the election of Ms. Culligan on February 24, 2002. Mr. Haub is Chairman of the Executive Committee and a member of the Finance Committee. Mr. Haub, son of Erivan and Helga Haub, is a partner, and as of July 1, 2002 Co-Chief Executive Officer, of Tengelmann Warenhandelsgesellschaft, a partnership organized under the laws of the Federal Republic of Germany ("Tengelmann"). Mr. Haub is on the Board of Directors of the Food Marketing Institute.

Ms. Culligan was elected a director on March 19, 2002 and President & Chief Operating Officer of the Company on February 24, 2002. Prior to that, she was Executive Vice President, Chief Operating Officer since joining the Company in January, 2001. Ms. Culligan was President of Nabisco International from March 1998 to December 2000. She joined Nabisco in September 1996 as Senior Vice President of Marketing in the Nabisco Biscuit Division. She started her career at Bristol-Myers Squibb and served in various managerial positions in the pharmaceutical industry over the course of her career. Ms. Culligan serves on the Board of Directors of F. Schumacher and Co.

Mr. Alessandro was elected Senior Vice President and Chief Category Management Officer on July 13, 2001. Prior to joining the Company, Mr. Alessandro served as Vice President, Category Management and Retail Services for PLMARKET INC. from June 2000 to June 2001. From July 1996 to June 2000, Mr. Alessandro operated a category management and merchandising consultancy. Prior to that Mr. Alessandro was employed by H.E. Butt Grocery Co. from March 1991 to July 1996.

Mr. Costantini was elected Senior Vice President, General Counsel & Secretary effective April 24, 2000. Prior to joining the Company, Mr. Costantini served as Executive Vice President & General Counsel and Senior Vice President & General Counsel of Olsten Corporation, during the period from June, 1992 through March, 2000.

Ms. Galgano was appointed Vice President, Corporate Controller on February 24, 2002. Ms. Galgano served as Assistant Corporate Controller of the Company from July 2000 to February 2002 and Director of Accounting from October 1999 to July 2000. Prior to joining the Company, Ms. Galgano was with PriceWaterhouseCoopers from July 1997 to July 1999 as Senior Manager and Manager of the Audit and Business Advisory Services Group respectively.

Mr. Goldstein was elected Senior Vice President & Chief Financial Officer on February 24, 2002. From January 2000 to February 24, 2002, Mr. Goldstein was Senior Vice President, Finance & Treasurer of the Company. Prior to joining the Company, Mr. Goldstein was Chief Financial Officer from October 1998 to January 2000 and, Vice President of Strategic Planning and Corporate Development from September 1997 to October 1998 at Vlasic Foods International. Before that, he was Director of Strategic Planning at the Campbell Soup Company. Vlasic Foods International filed a petition under the Federal bankruptcy laws in January 2001.

Ms. Magliari was elected Senior Vice President, People Resources and Services on February 16, 1999. Prior to joining the Company, she was Vice President, Human Resources, Publishers Clearing House from December 1997 to February 1999 and, before that, Vice President, Global Marketing, Chase Manhattan Bank from February 1990 to March 1997.

Mr. Metzger was appointed Senior Vice President, Chief Information Officer on February 11, 2002. Prior to that, he was Senior Vice President and Business Process Initiative Business Leader from May 2001 to February 2002, and Vice President, Supply & Logistics from October 1999 to May 2001. Prior to joining the Company, Mr. Metzger was Senior Vice President of CS Integrated LLC from January 1998 to October 1999 and before that, Vice President, Distribution for Darden Restaurants, Inc. from October 1993 to November 1998.

Mr. Moss was appointed Vice President, Treasurer on February 24, 2002. Prior to that Mr. Moss was Vice President, Treasury Services and Risk Management from 1992 to February 2002.

Mr. Pall was appointed Chief Development Officer on May 1, 2000. Prior to that, he was Senior Vice President, Development from 1996 to 2000 and, before that, Corporate Vice President, Real Estate Development from 1993 to 1996.

Mr. Piwek was appointed Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited on April 1, 2002. Prior to that, he was Vice Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from February 2000. Before that, Mr. Piwek was Vice Chairman and Co-Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from October 1997. Prior to joining the Company, he was President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

Mr. Smithies was elected President of the Atlantic Region on February 24, 2002. Prior to that, he was President of the Atlantic Region's Northeast Operations Group from February 2000 to February 2002 and President of Waldbaum Inc. from August 1995 to January 2000.

Mr. Sommerville was appointed Senior Vice President, Chief Marketing Officer on October 4, 2000. Prior to that, he was President of the Company's Compass Foods division since March 1999. Mr. Sommerville joined the Company as Vice President and General Manager of Eight O'Clock(R)Coffee in June 1998. Prior to joining the Company, Mr. Sommerville was Director of Marketing at the Thomas J. Lipton Company Inc., a subsidiary of Unilever, from July 1980 to May 1998.

Mr. Barline has been a member of the Board of Directors since July 9, 1996. He is Chairman of the Compensation Committee and a member of the Governance and Executive Committees. Mr. Barline, an attorney in private practice since 1973, is currently associated with the law firm of Williams, Kastner & Gibbs LLP in Tacoma, Washington. His areas of practice include corporate tax law, mergers and acquisitions, general business law, estate planning and real estate. He provides personal legal services to the Haub family, including Helga and Erivan Haub and Christian W. E. Haub. Mr. Barline is a member of the Board of Directors and corporate secretary of Sun Mountain Resorts, Inc. and a director of Wissoll Trading Company, Inc., each a small closely held corporation owned primarily by the Haub family. He is also a director of the Franciscan Foundation, the Le May Automobile Museum, Precision Machine Works, Inc. and Sun Mountain Lodge, Inc.

Mrs. Baumeister has been a member of the Board of Directors since 1979. She is a member of the Compensation Committee. Mrs. Baumeister is currently Senior Vice President of Tengelmann. Prior to assuming her present position, she served in various executive capacities with Tengelmann. Mrs. Baumeister is a member of the Supervisory Board of Kaiser's Tengelmann AG, an affiliate of Tengelmann, a member of the Supervisory Board of Tengelmann Espana and a member of the Advisory Board of Deutsche Bank.

Mrs. Gaunt was elected to the Board of Directors on May 15, 2001. She is a member of the Compensation and Audit Committees. Mrs. Gaunt was elected Officer, Vice President, of the Ford Motor Company in June, 1999, and served as President and Chief Executive Officer of the Ford Motor Company of Canada, Ltd., from 1997 until her retirement from the company in December of 2000. Mrs. Gaunt began her automotive career with Ford in 1972 and over 28 years served in various managerial positions in the areas of sales, marketing, research and building customer relationships. Mrs. Gaunt also serves on the Board of Advisors at the Katz Business School, University of Pittsburgh and serves as a mentor to fellows of the International Women's Forum in Washington, D.C.

Mrs. Haub has been a member of the Board of Directors since 1979. She is a member of the Executive and Finance Committees. Mrs. Haub is a member of the Supervisory Board of Kaiser's Tengelmann AG, an affiliate of Tengelmann, a consultant to Tengelmann and has an interest in Tenga Capital Corporation. She is also a director of The George C. Marshall Home Preservation Fund, Inc., a member of the Board of Governors of World USO, president of the Board of Trustees of the Elizabeth Haub Foundation for Environmental Policy and Law and a member of the Supervisory Board of GfK Gesellschaft fur Konsumforschung, Germany. Mrs. Haub is the wife of Mr. Erivan Haub and mother of Mr. Christian Haub.

Mr. Kourkoumelis has been a member of the Board of Directors since March 21, 2000. Mr. Kourkoumelis is Chairman of the Governance Committee and a member of the Audit and Executive Committees. Mr. Kourkoumelis was President and Chief Operating Officer of Quality Food Centers, Inc. from May 1989 until September 1996, and thereafter President and Chief Executive Officer of Quality Food Centers, Inc. until September 25, 1998, when he retired after Quality Food Centers, Inc. was acquired. He also served as a director of Quality Food Centers, Inc. from April 1991 until March 1998. Mr. Kourkoumelis is a director of Expeditors International, a director, and past president, of the Western Association of Food Chains and a director of Briazz, Inc.

Mr. Lewis has been a member of the Board of Directors since May 16, 2000. Mr. Lewis is Chairman of the Finance Committee and a member of the Executive and Governance Committees. Mr. Lewis is Chairman and Chief Executive Officer of Essence Communications Partners. He is cofounder and publisher of ESSENCE magazine. He is also a member of the Leadership Council of the Tanenbaum Center for Interreligious Understanding, the Harvard Business School Board of Directors of the Associates, the Economic Club of New York and a committee member of the Minority Business Round Table of the Joint Center for Political and Economic Studies. Mr. Lewis sits on the boards of the New York City Partnership, the Central Park Conservancy, Girls, Inc., NYC2012, the committee leading New York's bid effort to host the 2012 Olympic Games, and the Board of Jazz at Lincoln Center for the Performing Arts. He also served as chairman of the Magazine Publishers of America from 1997 to 1999, becoming the first African-American to hold this position in the 75-year history of the organization.

Mr. Nolan has been a member of the Board of Directors since October 5, 1999. He is Chairman of the Audit Committee and a member of the Executive and Governance Committees. Mr. Nolan, the William Barclay Harding Professor of Management of Technology at the Harvard Business School since 1991, is the originator of the "Stages Theory," one of the most widely used management frameworks for information technology baselining and planning. He is also a member of the Board of Directors for Novell and ArcStream.

Ms. Tart-Bezer has been a member of the Board of Directors since May 15, 2001. She is a member of the Audit and Finance Committees. Ms. Tart-Bezer is a Senior Financial Advisor to Wireless MVNO (mobile virtual network operator) Ventures in the United States. Prior to this Ms. Tart-Bezer was Executive Vice President and General Manager of the American Express Company, U.S. Consumer Charge Group through December, 2001. From 1977 to 2000, Ms. Tart-Bezer was with AT&T Corporation, serving as a senior financial officer of the company, including positions as Senior Vice President and Corporate Controller and Senior Vice President and Chief Financial Officer for the Consumer Services Group. Ms. Tart-Bezer has served as a trustee of the AT&T Foundation and as a director of AT&T Capital Corp. and Lucent Technologies. She is a prior director of MaMamedia.com and trustee to St. Peter's College in Jersey City, New Jersey.


Compliance with Section 16(a) of the Exchange Act

In November, 2001, Don Sommerville, Senior Vice President, Chief Marketing Officer, filed a late Form 4 for shares of the Company's Common Stock that Mr. Sommerville purchased in October, 2001. In April, 2002, John Metzger filed a late Form 4 for stock options that the Company granted to Mr. Metzger in conjunction with his promotion to Chief Information Officer in February 2002. The Company believes that during fiscal 2001, all other reports required by
Section 16 of the Securities Exchange Act of 1934 were timely filed.


ITEM 11 - Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by the Company and its subsidiaries for services rendered in all capacities during each of the last three (3) fiscal years to or for the account of the chief executive officer of the Company (the "CEO") and the other four (4) most highly compensated officers of the Company other than the CEO during fiscal 2001 (collectively with the CEO, the "Named Executive Officers"), each of whom was serving as an executive officer at February 23, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                            Securities
                                                                                            Underlying      All Other
                                                                                             Options/     Compensation
Principal Position During Fiscal Year              Year      Salary ($)       Bonus ($)        SAR's         ($)(1)
                                                 ---------  -------------  -------------  --------------  -------------

Christian Haub                                      2001        696,851        490,000        150,000          33,746
   Chairman & Chief Executive Officer               2000        660,000        112,475         82,500          32,744
                                                    1999        619,615        319,838              -          12,444

Elizabeth Culligan (2)                              2001        500,000        330,000              -          11,900
   President & Chief Operating Officer              2000         67,307              -        200,000               -
                                                    1999              -              -              -               -

Fred Corrado (3)                                    2001        585,000        239,680        110,000          69,397
   Vice Chairman of the Board                       2000        563,462         58,850         57,750          60,105
   Chief Financial Officer                          1999        546,677        167,348              -          47,805

Laurane S. Magliari                                 2001        335,000        150,000         75,000          20,353
   Senior Vice President                            2000        313,462         33,550         27,500          19,093
   People Resources and Services                    1999        300,000        122,000              -           1,293

Craig Sturken (3)                                   2001        400,000        108,580         75,000          45,095
   President, Chief Executive Officer,              2000        350,096         28,258         50,000          35,975
   Atlantic Region                                  1999        332,308         98,820              -          26,075

------------

(1) Consists of, respectively, Company contributions to the Retirement/Savings Plan and related supplemental plan, and the cost for insurance, for 2001:
      Mr. Haub ($32,634 and $1,112); Mr. Corrado ($28,500 and $35,897); Ms.
      Culligan ($11,900 and $0); Ms. Magliari ($18,500 and $1,853); and Mr.
      Sturken ($23,995 and $21,100). Additionally, a tax preparation and planning fee of $5,000 is included for Mr. Corrado.

(2)   Ms. Culligan was hired on January 8, 2001.

(3) Mr. Corrado retired as an officer of the Company, from the Board of Directors and as an employee on February 23, 2002, March 19, 2002 and May 20, 2002, respectively. Mr. Sturken retired as an officer of the Company and as an employee on February 25, 2002 and April 9, 2002, respectively.


Employment and Termination Agreements

The Company is a party to employment agreements with each of Ms. Culligan and Ms. Magliari (the "Employment Agreements") which provide for minimum base annual salaries of $575,000 and $375,000, respectively. The Employment Agreements for Ms. Culligan and Ms. Magliari have initial termination dates of January 8, 2004 and October 31, 2003, respectively; provided, however, that they provide for a rolling eighteen (18) month term commencing July 8, 2002 for Ms. Culligan and May 1, 2002 for Ms. Magliari. The Employment Agreements also provide for participation in Company benefit programs (including bonus programs) and services, facilities and perquisites appropriate to their positions, including without limitation, the Executive Medical Plan.

Following termination other than for cause, permanent total disability, death or a resignation not for Good Reason and in the absence of a Change of Control (as such terms are defined in the Employment Agreements), each executive is entitled to receive (i) eighteen (18) equal monthly payments of one-twelfth of annual base salary plus average bonus and (ii) continued insurance coverage for such eighteen (18) month period. In addition, the Employment Agreements provide for a pro rata bonus for the year of termination.

Under the Change of Control provisions of the Employment Agreements, the separation pay is increased to three (3) times the executive's final base salary plus the bonus amount and is payable in lump sum. Additionally, the insurance continuation is extended to three (3) years. These provisions apply to terminations without cause or resignations for Good Reason occurring within thirteen (13) months following a Change of Control and for any reason during the thirty (30) days beginning on the first anniversary of a Change of Control. The Employment Agreements also provide for gross-up payments to the executive with respect to any excise tax on golden parachute payments.

Mr. Corrado resigned as an officer of the Company as of February 23, 2002, and as a member of the Company's Board of Directors as of March 19, 2002. In connection with such resignations, the Company and Mr. Corrado entered into a letter agreement on February 22, 2002 pursuant to which Mr. Corrado continued as a non-executive employee of the Company until May 20, 2002 in order to provide certain transition services and retired on that date. Pursuant to the letter agreement, Mr. Corrado became entitled upon his retirement to (i) the eighteen
(18) months of severance benefits and other benefits provided under his employment agreement, which are the same as those indicated in the Employment Agreements above, except that Mr. Corrado's employment agreement also provided for life insurance coverage equal to three (3) times his base salary upon attainment of age 62, a credit for twenty years of service under Supplemental Executive Retirement Plan ("SERP"), infra, and a SERP benefit unreduced for early retirement prior to age 65 and (ii) employer provided executive medical coverage for three (3) years following his retirement. In addition, the Company agreed to vest the stock options granted to Mr. Corrado on March 20, 2001, covering 110,000 shares of the Company's Common Stock, and to allow these options to be exercised until the third anniversary of Mr. Corrado's retirement.

Mr. Sturken resigned from his positions with the Company on February 25, 2002 and as an employee on April 9, 2002. In connection with Mr. Sturken's resignation, Mr. Sturken became entitled to the eighteen (18) months of severance benefits and other benefits provided under his employment agreement, which are the same as those indicated in the Employment Agreements above.

Option Tables

The following tables provide information with respect to stock options granted to the Named Executive Officers during Fiscal 2001 and the fiscal year-end value of options held by such officers.

                        Option Grants in Last Fiscal Year

                                                  Number of     % of Total
                                                 Securities      Options
                                                 Underlying     Granted to     Exercise                    Grant Date
                                                   Options       Employees     or Base                      Present
                                                   Granted       in Fiscal      Price       Expiration        Value
                      Name                         (#)(1)        Year (2)      ($/Sh)          Date          ($)(3)
-----------------------------------------------  -----------  -------------  -----------  --------------  -------------

Christian Haub.................................     150,000        10.01           9.06        3/20/11         826,500
Elizabeth Culligan.............................           -           -              -              -                -
Fred Corrado...................................     110,000         7.34           9.06        3/20/11         606,100
Laurane S. Magliari............................      75,000         5.00           9.06        3/20/11         413,250
Craig C. Sturken...............................      75,000         5.00           9.06        3/20/11         413,250

------------

(1) The options vest 100% on the third anniversary of the grant date. All grants have a ten-year term.

(2)  Based on total grants during Fiscal 2001 of 1,498,513.

(3) These values were calculated using the Black-Scholes option pricing model. The Black-Scholes model is a complicated mathematical formula which is widely used and accepted for valuing traded stock options. The model is premised on immediate exercisability and transferability of the options. This is not generally true for the Company's options granted to executive officers and other employees. Therefore, the values shown are purely theoretical and do not reflect the market value of the Company's stock at a future date. In addition to the stock prices at time of grants and exercise prices, which are identical, and the ten-year term of each option, the following assumptions were used to calculate the values shown for options granted during Fiscal 2001: expected dividend yield of 0.0, expected stock price volatility of 55%, risk-free rate of return of 4.07% and 5.54% and a weighted average of seven (7) years from date of grant to date of exercise. If the Named Executive Officers realize the grant date values shown in the table, such values will be less than 1% of the total stockholder appreciation.

                        Fiscal Year-End Option/SAR Values

                                                                                                Value of Unexercised
                                                               Number of Securities                 In-the-Money
                                 Shares                       Underlying Options/SARs              Options/SARs at
                                Acquired                        at Fiscal Year End                Fiscal Year End (1)
                                   on           Value     -------------------------------  -------------------------------
            Name                Exercise      Realized     Exercisable     Unexercisable    Exercisable     Unexercisable
---------------------------  -------------  ------------  -------------   ---------------  -------------   ---------------
                                     (#)         ($)            (#)               (#)            ($)              ($)
Christian Haub.............          None            -         250,625          261,875         271,414        3,294,117
Elizabeth Culligan.........          None            -          13,750          186,250         271,734        3,680,766
Fred Corrado...............          None            -         219,437           73,313       2,240,873          401,187
Laurane S. Magliari........          None            -          34,625          104,875          63,680        1,551,539
Craig C. Sturken...........         6,250       97,813          31,250          125,250          57,891        1,866,047

------------

(1) Based on the closing price of the Company's Common Stock on February 22, 2002 of $27.20.

                               PENSION PLAN TABLE

                                                          Years of Service
                         -----------------------------------------------------------------------------------
        Remuneration          15                20               25                30               35
     -----------------   -------------    -------------     -------------    -------------     -------------
          $450,000          $202,500         $270,000          $270,000         $270,000          $270,000
           500,000           225,000          300,000           300,000          300,000           300,000
           550,000           247,500          330,000           330,000          330,000           330,000
           600,000           270,000          360,000           360,000          360,000           360,000
           650,000           292,500          390,000           390,000          390,000           390,000
           700,000           315,000          420,000           420,000          420,000           420,000

The table above indicates the amount of annual benefit payable to a person at age 65 in the specified final average remuneration and years-of-service classifications under the SERP, except that such benefits do not reflect the requisite reduction for any applicable Social Security, or other Company retirement benefits. SERP is an unfunded defined benefit final average pay plan that covers, among the Named Executive Officers, Messrs. Corrado and Sturken and Ms. Culligan.

The compensation covered by SERP is base salary, the "Annual Salary" reflected in the Summary Compensation Table, computed as an average of such base salary over the highest compensated five (5) years of employment during the last ten
(10) years. The benefit is computed at the rate of 3% for Messrs. Corrado and Sturken for each year up to twenty (20) years of service, and for Ms. Culligan, 4% for each year up to fifteen (15) years of service, all with a maximum benefit of up to 60% of such average base salary. Estimated or actual credited years of service at retirement for each participating Named Executive Officer are: Mr. Corrado, eighteen (18) years; Mr. Sturken, eighteen (18) years; Ms. Culligan, fifteen (15) years.


Compensation of Directors

The Company does not pay officers of the Company who are also directors any additional compensation or benefits for serving on the Board of Directors. The Company pays directors who are neither officers nor employees of the Company an annual retainer of $32,000, plus an attendance fee of $1,000 for each Board of Directors meeting attended and $1,000 for each Committee meeting attended if substantial time or effort is involved, plus expenses of attendance. If two (2) compensable meetings are held on the same day, the fee for the second meeting is limited to $500. The Company pays the Chairman of each Committee, except the Executive Committee, an additional $5,000 per year. Under the directors stock option plan, non-employee directors are entitled to an initial stock option grant of 2,000 shares and an additional grant of 500 shares after each annual meeting thereafter. These shares vest in one-third increments on succeeding annual meeting dates.

The Company revised the compensation program for its non-employee directors effective May 1, 1996. It suspended the retirement plan pursuant to which directors, after serving five (5) years and attaining age 70, were entitled upon retirement from the Board of Directors to an annual benefit equal to the highest annual retainer paid during their tenure (currently $32,000) for a period equal to their years of service up to fifteen (15) years. The directors had a one-time election to transfer the present value of their accrued benefits to the new plan. Under the deferred compensation plan, the Company contributes to book accounts of all directors with less than fifteen (15) years of service an amount equal to 75% of the current retainer. Up to all and at least 50% of these deferred payments will be credited to a Company Common Stock equivalent account. The balance, at the director's election in increments of 25% will be credited to a 10-year U. S. Treasury bond equivalent account. The directors are fully vested in their accounts. Accruals will be made to these accounts through the fifteenth anniversary of service on the Board of Directors. Upon termination from service as a director, the value of the Company Common Stock equivalent account will be determined using the final average market value of the Company's shares for the prior 180 calendar days, inclusive of appreciation for the effect of dividends. The value of the bond equivalent account will be the sum of the credits and interest to the date of termination. Benefits will then be paid to the retired director equally over the subsequent 180 months or the length of service, whichever is shorter. However, in the event of death, benefits will continue to be paid to the director's beneficiary for a maximum of ten (10) years, which includes any period of payment before death.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors during fiscal 2001 has ever been an officer or employee of the Company or any of its subsidiaries.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of More than 5% of the Company's Common Stock

Except as set forth below, as of June15, 2002, no person beneficially owned, to the knowledge of the Company, more than 5% of the outstanding shares of the Company's Common Stock.

                                                    Amount and Nature of Beneficial Ownership
                                      --------------------------------------------------------------------
                                                             Sole             Shared
                                           Total            Voting/           Voting/
          Name and Address of           Beneficial        Investment        Investment          % of
           Beneficial Owner              Ownership           Power             Power            Class
   ---------------------------------  ---------------  ----------------  ---------------  ----------------
   Erivan Karl Haub (1)                   21,800,100            90,100       21,710,000          56.8%
   Wissollstrasse 5-43
   45478 Mulheim/Ruhr, Germany

   Tengelmann                             21,710,000                 -       21,710,000          56.6%
   Warenhandelsgesellschaft (1)
   Wissollstrasse 5-43
   45478 Mulheim/Ruhr, Germany

   Dimensional Fund Advisors Inc. (2)      2,032,600         2,032,600                -           5.3%
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401

------------

(1) The Company obtained the information regarding Tengelmann from Tengelmann itself. Erivan Karl Haub controls Tengelmann. The partners of Tengelmann are Erivan Karl Haub, Erivan Karl Haub's three sons, Karl-Erivan W. Haub, Georg R. O. Haub and Christian W. E. Haub, and Tengelmann Verwaltungs-und Beteiligungsgesellschaft, whose only shareholders are Erivan Karl Haub and his three sons. Tengelmann controls, among others, Kaiser's Tengelmann AG, a supermarket retailer in Germany, as well as Wilh. Schmitz-Scholl ("Wissoll"), a candy manufacturer in Germany. Mr. Erivan Haub also has an interest in Tenga Capital Corporation.

(2) The information regarding Dimensional Fund Advisors Inc., a Delaware corporation ("Dimensional"), is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2002. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. It furnishes investment advice to four registered investment companies, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the "Funds"). In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds, but all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

Security Ownership of Directors and Management

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of June 15, 2002, by each director and nominee, the chief executive officer of the Company (the "CEO"), the four (4) most highly compensated officers of the Company other than the CEO during the fiscal year ended February 23, 2002 (collectively, with the CEO, the "Named Executive Officers") and by all directors and the Named Executive Officers as a group:

                                        Shares             Stock
                                     Beneficially         Option          Deferred                           % of
                                         Owned          Shares (1)        Plan (2)            Total          Class
                                    ---------------  ----------------  ---------------  ----------------  -----------
John D. Barline, Esq. (3)........         2,700            3,600             5,978           12,278             *
Rosemarie Baumeister (3).........         2,800            4,200                 -            7,000             *
Elizabeth Culligan...............        10,000          266,000                 -          276,000             *
Fred Corrado (4).................        11,700          252,750                 -          264,450             *
Christian Haub (3)...............         3,500          482,500                 -          486,000           1.3
Helga Haub (3)...................         2,800            4,200                 -            7,000             *
Bobbie Andrea Gaunt..............             -            2,500             1,044            3,544             *
Dan Kourkoumelis.................             -            3,000             3,247            6,247             *
Edward Lewis.....................             -            3,000             3,070            6,070             *
Laurane S. Magliari..............           507          139,500                 -          140,007             *
Richard L. Nolan.................             -            3,000             3,647            6,647             *
Craig Sturken (4)................            50           31,249                 -           31,299             *
Maureen B. Tart-Bezer............             -            2,500               521            3,021             *
All directors and
   executive officers                  --------      -----------          --------      -----------          -----
   as a group (13 persons).......        34,057        1,197,999            17,507        1,249,563           3.2
                                       ========      ===========          ========      ===========          =====


* Less than 1%

(1) The amounts shown include all purchase options granted under the Company's stock option plans regardless of whether exercisable within sixty (60) days.

(2) These shares represent the stock equivalent units accrued under the Company's deferred compensation plan for non-employee directors. These share equivalents are subject to Common Stock market price fluctuations.

(3) The association of Mmes. Baumeister and Haub, and Messrs. Barline and Haub, with Tengelmann and Mr. Erivan Haub is set forth herein under Items 10 and 11. Mr. Christian Haub disclaims investment and voting power over the shares owned by Tengelmann and they are excluded herein. Mrs. Haub disclaims any investment or voting power over the shares owned by Mr. Erivan Haub and the organizations which he controls and the same are not included herein.

(4) Mr. Corrado retired as an officer of the Company, from the Board of Directors and as an employee on February 23, 2002, March 19, 2002 and May 20, 2002, respectively. Mr. Sturken retired as an officer of the Company and as an employee on February 25, 2002 and April 9, 2002, respectively.

ITEM 13 - Certain Relationships and Related Transactions

A&P Properties Limited, an indirect subsidiary of the Company, leases a store in Windsor, Ontario, Canada that sits on property of Tenga Capital Corporation, which is owned by Erivan and Helga Haub. The initial term of the lease, which commenced in 1983, expires on October 31, 2003, with four 5-year renewal options. The base annual rental is CN$467,603, with percentage rents subject to specified caps.

The Company is a party to agreements granting Tengelmann and its affiliates the exclusive right to use the A&P(R) and Master Choice(R) trademarks in Germany and other European countries pursuant to which it received $100,000 which is the maximum annual royalty fee under such agreements. The Company is also a party to agreements under which it purchased from Wissoll, an affiliate of Tengelmann, approximately $598,091 worth of the Black Forest line and Master Choice candy.

The Company owns a jet aircraft which Tengelmann leases under a full cost reimbursement lease that also allows the Company to charter the aircraft for its use at a below market charter rate. During fiscal 2001, the annual amount Tengelmann was obligated to reimburse the Company was $2.5 million.


PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Documents filed as part of this report.

     1) Financial Statements: The financial statements required by Item 8 are included in the fiscal 2001 Annual Report to Stockholders. The following required items are herein incorporated by reference:

                  Statements of Consolidated Operations
                  Statements of Consolidated Stockholders' Equity and Comprehensive (Loss) Income
                  Consolidated Balance Sheets
                  Statements of Consolidated Cash Flows
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report

     2) Financial Statement Schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

     3)  Exhibits:

         The following are filed as Exhibits to this Report:

     EXHIBIT NO.            DESCRIPTION
     -----------            -----------

          3.1 Articles of Incorporation of the Great Atlantic & Pacific Tea Company, as amended through July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

          3.2* By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 2, 2002

          4.1 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K

          4.2 First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2001)

          4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between the Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

+ Agreements with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis shall be furnished to the Commission on request.


         10.1               Not Applicable

         10.2 Employment Agreement, made and entered into as of the 8th day of January, 2001, by and between the Company and Elizabeth R. Culligan (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Culligan Agreement")

         10.3*              Amendment to Culligan Agreement dated April 8, 2002

         10.4 Employment Agreement dated December 6, 1994, between the Company and Fred Corrado (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 24, 1995)

         10.5* Amendment to Fred Corrado Employment Agreement dated February 22, 2002

         10.6 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

         10.7*              Amendment to Costantini Agreement dated April 30,
                            2002

         10.8* Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between the Company and Mitchell P. Goldstein

         10.9 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Nicholas Ioli, Jr. (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001)

         10.10* Amendment to Nicholas Ioli Employment Agreement dated April 3, 2002

         10.11 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Laurane Magliari (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Magliari Agreement")

         10.12*             Amendment to Magliari Agreement dated April 30, 2002

         10.13* Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger ("Metzger Agreement") as amended February 14, 2002

         10.14* Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between the Company and David A. Smithies

         10.15 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

         10.16 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

         10.17 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

         10.18 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

         10.19 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

         10.20 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

         10.21 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

         10.22 Credit Agreement dated as of February 23, 2001, among the Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

         10.23* Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement.

         10.24*             Amendment No. 2 dated as of March 21, 2002 to Credit
                            Agreement

         10.25*             Amendment No. 3 dated as of April 23, 2002 to Credit
                            Agreement

         10.26*             Waiver dated as of June 14, 2002 to Credit Agreement

         11                 Not Applicable

         12                 Not Applicable

         13*                2001 Annual Report to Stockholders

         16                 Not applicable

         18                 Not Applicable

         21*                Subsidiaries of Registrant

         22                 Not Applicable

         23*                Independent Auditors' Consent

         24                 Not Applicable

         99                 Not Applicable

         * Filed with this 10K

(b)  Reports on Form 8-K

     None.

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

                                                                 The Great Atlantic & Pacific Tea Company, Inc.
                                                                                (registrant)

Date: July 3, 2002                                        By:             /s/ Mitchell P. Goldstein
                                                              -------------------------------------------------
                                                               Mitchell P. Goldstein, Senior Vice President and
                                                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub                                   Chairman of the Board and Chief Executive Officer
------------------------------------
Christian W.E. Haub

/s/ John D. Barline                                       Director
------------------------------------
John D. Barline

/s/ Rosemarie Baumeister                                  Director
------------------------------------
Rosemarie Baumeister

/s/ Elizabeth R. Culligan                                 President, Chief Operating Officer and Director
------------------------------------
Elizabeth R. Culligan

/s/ Bobbie Gaunt                                          Director
------------------------------------
Bobbie Gaunt

/s/ Helga Haub                                            Director
------------------------------------
Helga Haub

/s/ Dan P. Kourkoumelis                                   Director
------------------------------------
Dan P. Kourkoumelis

/s/ Edward Lewis                                          Director
------------------------------------
Edward Lewis

/s/ Richard L. Nolan                                      Director
------------------------------------
Richard L. Nolan

/s/ Maureen B. Tart-Bezer                                 Director
------------------------------------
Maureen B. Tart-Bezer

The above-named persons signed this report on behalf of the registrant on July 3, 2002.



/s/ Brenda M. Galgano                                            Vice President, Corporate Controller
------------------------------------
Brenda M. Galgano                                                             July 3, 2002