Form 10-Q
period 2002-06-15
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-07-30
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         For Quarter Ended June 15, 2002

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

                                 YES [X] NO [ ]

As of June 15, 2002 the Registrant had a total of 38,511,074 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                        The Great Atlantic & Pacific Tea Company, Inc.
                             Statements of Consolidated Operations
                  (Dollars in thousands, except share and per share amounts)
                                          (Unaudited)


                                                  16 Weeks Ended
                                            ---------------------------
                                                           June 16, 2001
                                                           (As Restated
                                            June 15, 2002   See Note 2)
                                            --------------- -------------

Sales                                        $3,307,238     $3,388,294
Cost of merchandise sold                     (2,359,683)    (2,417,860)
                                             ----------     ----------
Gross margin                                    947,555        970,434
Store operating, general and
   administrative expense                      (919,784)      (940,809)
                                              ---------      ----------
Income from operations                           27,771         29,625

Interest expense                                (26,752)       (30,505)
Interest income                                   1,959          1,842
                                              ---------      ---------
Income before income taxes and
   extraordinary item                             2,978            962
Provision for income taxes                         (706)        (1,931)
                                              ---------      ----------
Income (loss) before extraordinary item           2,272           (969)
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $287      (397)             -
                                              ---------      ---------
Net income (loss)                             $   1,875      $    (969)
                                              =========      =========

Net income (loss) per share - basic and diluted:
   Income (loss) before extraordinary item $ 0.06 $ (0.03) Extraordinary loss on early
      extinguishment of debt                      (0.01)            -
                                              ---------      ---------
Net income (loss) per share - basic and
      diluted                               $      0.05      $  (0.03)
                                            ===========      =========


Weighted average number of
   common shares outstanding                 38,450,102     38,347,216
Common stock equivalents                      1,012,148        161,433
                                              ---------     ----------
Weighted average number of common and
   common equivalent shares outstanding      39,462,250     38,508,649
                                             ==========     ==========













                                 See Notes to Quarterly Report

                     The Great Atlantic & Pacific Tea Company, Inc.
       Statements of Consolidated Stockholders' Equity and Comprehensive Income
                  (Dollars in thousands, except share and per share amounts)
                                          (Unaudited)


                                                              Accumu-
                                                              lated
                                                              Other
                                           Addit-             Compre-    Total
                           Common Stock    ional              hensive    Stock
                        ---------------   Paid-in   Retained (Loss)/    holders'
                        Shares   Amount   Capital   Earnings  Income    Equity
                        ------   ------   -------   --------  ------    ------

16 Week Period Ended
June 15, 2002
--------------------
Balance at
   beginning
   of period        38,367,628  $38,368  $456,753  $254,896  $(77,029) $672,988
Net income                                            1,875               1,875
Other comprehensive
   income                                                       6,765     6,765
Stock options
   exercised           143,446      143     2,617                         2,760
                      --------  -------   -------  --------   -------    -------
Balance at end
   of period        38,511,074  $38,511  $459,370  $256,771  $(70,264) $684,388
                    ==========  =======  ========  ========  ========  ========

16 Week Period Ended
June 16, 2001
As Restated -
   See Note 2
--------------------
Balance at
   beginning
   of period        38,347,216  $38,347  $456,470  $326,801  $(72,808) $748,810
Net loss                                               (969)               (969)
Other comprehensive
   income                                                       6,428     6,428
                    ----------  -------  --------  --------  --------   -------
Balance at end
   of period        38,347,216  $38,347  $456,470  $325,832  $(66,380) $754,269
                    ==========  =======  ========  ========  ========  ========



Comprehensive Income
--------------------
                                                  16 Weeks Ended
                                            ---------------------------
                                                           (As Restated
                                                            See Note 2)
                                            June 15, 2002  June 16, 2001
                                            -------------  -------------

Net income (loss)                              $ 1,875        $  (969)
                                               -------        -------
Reclassification adjustment for gains
   included in net income                         (933)             -
Foreign currency translation adjustment          7,698          6,428
                                               -------        -------
Other comprehensive income                       6,765          6,428
                                               -------        -------
Total comprehensive income                     $ 8,640        $ 5,459
                                               =======        =======





                          See Notes to Quarterly Report

                        The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                        (Dollars in thousands except share amounts)

                                                      June 15,      February 23,
                                                        2002           2002
                                                   --------------   ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $ 157,157     $ 168,620
    Accounts receivable, net of allowance for
       doubtful accounts of
       $8,019 and $8,274 at June 15, 2002 and
       February 23, 2002, respectively                    183,527       206,188
    Inventories                                           722,603       716,083
    Prepaid expenses and other current assets             101,645       121,183
                                                        ---------      --------
      Total current assets                              1,164,932     1,212,074
                                                        ---------     ---------
Non-current assets:
    Property:
      Property owned                                    1,647,902     1,631,540
      Property leased under capital leases                 83,725        76,800
                                                        ---------     ---------
    Property - net                                      1,731,627     1,708,340
    Other assets                                          243,385       273,850
                                                        ---------     ---------
Total assets                                           $3,139,944    $3,194,264
                                                       ==========    ==========


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                   $   1,562     $     526
    Current portion of obligations under capital leases    11,987        10,691
    Accounts payable                                      563,921       547,113
    Book overdrafts                                       126,413       127,079
    Accrued salaries, wages and benefits                  158,230       167,724
    Accrued taxes                                          54,097        69,559
    Other accruals                                        254,213       261,771
                                                        ---------       -------
      Total current liabilities                         1,170,423     1,184,463
                                                        ---------     ---------
Non-current liabilities:
    Long-term debt                                        743,074       779,440
    Long-term obligations under capital leases             99,034        93,587
    Other non-current liabilities                         443,025       463,786
                                                        ---------       -------
Total liabilities                                       2,455,556     2,521,276
                                                        ---------     ---------
    Commitments and contingencies
Stockholders' equity:
    Preferred stock--no par value;
      authorized - 3,000,000
      shares; issued - none                                   -              -
    Common stock--$1 par value; authorized -
      80,000,000 shares; issued and outstanding  -
      38,511,074 and 38,367,628 shares at
      June 15, 2002 and February 23, 2002, respectively    38,511        38,368
    Additional paid-in capital                            459,370       456,753
    Accumulated other comprehensive loss                  (70,264)      (77,029)
    Retained earnings                                     256,771       254,896
                                                        ---------       -------
Total stockholders' equity                                684,388       672,988
                                                        ---------     ---------
Total liabilities and stockholders' equity             $3,139,944    $3,194,264
                                                       ==========    ==========




                          See Notes to Quarterly Report

                        The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                           16 Weeks Ended
                                                    ---------------------------
                                                                   June 16, 2001
                                                                   (As Restated
                                                     June 15, 2002   See Note 2)
                                                    --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ 1,875         $  (969)
  Adjustments to reconcile net income (loss)
        to cash provided by operating activities:
     Asset disposition initiative                         6,963               -
     Depreciation and amortization                       76,906          82,205
     Deferred income tax provision                       23,643           1,930
     Deferred income tax benefit from early
        extinguishment of debt                             (287)              -
     (Gain) loss on disposal of owned property           (4,493)          1,468
  Other changes in assets and liabilities:
     Decrease in receivables                             24,139           3,659
     (Increase) decrease in inventories                  (3,230)         15,128
     Decrease (increase) in prepaid expenses and
        other current assets                             26,431          (7,057)
     Decrease in other assets                             5,243           8,177
     Increase (decrease) in accounts payable              2,835         (14,513)
     Decrease in accrued salaries, wages and benefits   (10,508)         (2,906)
     (Decrease) increase in accrued taxes               (14,848)          7,249
     Increase (decrease) in other accruals                1,288         (12,978)
     Decrease in other liabilities                      (47,029)         (7,827)
     Other operating activities, net                       (419)          6,507
                                                        -------         -------
Net cash provided by operating activities                88,509          80,073
                                                         ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                             (88,491)        (80,918)
  Gain on sale of securities                             (1,717)              -
  Proceeds from disposal of property                     29,335          33,774
                                                         ------         -------
Net cash used in investing activities                   (60,873)        (47,144)
                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term debt                                  -          (5,000)
  Proceeds under revolving lines of credit                8,253         267,088
  Payments on revolving lines of credit                  (8,253)       (261,108)
  Proceeds from long-term borrowings                      2,239             460
  Payments on long-term borrowings                      (37,569)        (20,789)
  Principal payments on capital leases                   (4,098)         (3,628)
  (Decrease) increase in book overdrafts                   (867)         25,401
  Deferred financing fees                                (2,437)         (3,368)
  Proceeds from stock option exercise                     2,760               -
                                                         -------        -------
Net cash used in financing activities                   (39,972)           (944)

  Effect of exchange rate changes on cash and
     cash equivalents                                       873             596
                                                        --------        -------
Net (decrease) increase in cash and cash equivalents    (11,463)         32,581
Cash and cash equivalents at beginning of period        168,620         131,550
                                                        -------         -------
Cash and cash equivalents at end of period             $157,157        $164,131
                                                       ========        ========


                          See Notes to Quarterly Report

                       The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. (the "Company") for the 16 weeks ended June 15, 2002 and June 16, 2001 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2001 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.


2. Restatement of Previously Issued Financial Statements

Prior to filing its 2001 Annual Report on Form 10-K, the Company discovered certain irregularities relating to the timing for the recognition of vendor allowances and the accounting for inventory. As the Company announced on May 24, 2002, it promptly commenced a review of these issues. This review caused the Company to delay filing its Annual Report on Form 10-K. As a result of this review, the Company has restated its financial statements for fiscal 1999, fiscal 2000 and the first, second and third quarters of fiscal 2001, to adjust for vendor allowances recorded prior to the accounting period in which earned and improper inventory adjustments, each in violation of Company policies. The financial statements for the first quarter of fiscal 2001 include an aggregate after-tax credit of $0.7 million and an after-tax charge of $0.1 million relating to these vendor allowances and perishable inventory adjustments, respectively. As summarized immediately below, the Company has concluded that the financial statements should also be restated to reflect primarily 1) the appropriate timing for the recognition of vendor allowances received, 2) an actuarially-based method of estimating self-insurance reserves, and 3) the timing of recognition of sublet income associated with certain closed stores.

Vendor Allowances
-----------------
The Company enters into agreements with vendors to receive cash allowances for, among other things, slotting, purchase volume, advertising, and carrying of new products. It is appropriate to record these allowances as reductions of the cost of merchandise sold during the periods in which they are earned. The Company's previous methodology for recognizing vendor allowances for certain one-year and multi-year allowance contracts resulted in inappropriate timing of the recognition of cost reductions. The Company's financial statements have been adjusted to reflect the effect of proper recognition of such allowances as a reduction of cost of merchandise sold in the period earned. The after-tax impact on net loss is a decrease of $4.9 million for the first quarter of fiscal 2001.

Self-Insurance Reserves
-----------------------
The Company's insurance coverages result in significant self-insured risks. The Company's previous method of establishing its self-insurance reserves was not based on an appropriate methodology. Accordingly, the Company has adjusted the financial statements based on actuarially determined estimates. The after-tax impact on net loss is a decrease of $1.1 million for the first quarter of fiscal 2001.

Closed Store Subleases
----------------------
In recording accruals for closed stores, the Company's previous methodology resulted, for certain properties, in the recognition of a portion of sublease amounts in excess of the related obligations. The Company has adjusted the financial statements to restore such excess to the closed store accruals. Such methodology had no effect on stores closed as part of the Asset Disposition Initiative discussed in Note 6 of the Company's Consolidated Financial Statements. Accordingly, the Company has adjusted the financial statements to correct the timing of the recognition of subleases. As a result of the foregoing, the Company has restated its financial statements from amounts previously reported. The after-tax impact on net loss is an increase of $0.4 million for the first quarter of fiscal 2001.

The following is a summary of the significant effects of the restatement on the Company's financial statements for the first quarter of fiscal 2001:

                                          As
                                      Previously                        As
                                       Reported    Adjustments      Restated
                                      ----------   ------------     -----------

First Quarter Ended June 16, 2001
---------------------------------
Statement of Consolidated Operations
  Cost of merchandise sold           $(2,427,272)     $9,412      $(2,417,860)
  Gross margin                           961,022       9,412          970,434
  Store operating, general and
     administrative expense             (943,480)      2,671         (940,809)
  Income from operations                  17,542      12,083           29,625
  Interest expense                       (29,060)     (1,445)         (30,505)
  (Loss) income before income taxes       (9,676)     10,638              962
  Benefit from (provision for) income
     taxes                                 2,537      (4,468)          (1,931)
  Net loss                                (7,139)      6,170             (969)
  Net loss per share - basic and diluted  $(0.19)     $ 0.16          $ (0.03)



3. Income Taxes

The income tax provision recorded for the first quarter of fiscal years 2002 and 2001 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.

The income tax provision recorded for the first quarter of fiscal 2001 reflects a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, income tax expense for the first quarter of 2001 was increased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to NOL carryforwards) resulting from the lower rates. Excluding this adjustment of the deferred tax asset, income tax expense would have been $0.7 million.

During the second quarter of fiscal 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2006. This additional Canadian tax rate reduction did not have a significant impact on the financial statements for the 16 weeks ending June 15, 2002.

4. Wholesale Franchise Business

As of June 15, 2002, the Company served 68 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $221 million and $208 million for the first quarter of fiscal years 2002 and 2001, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee, which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $4.7 million and $2.8 million, are included in accounts receivable at June 15, 2002 and February 23, 2002, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $44.8 million are included in other assets at both June 15, 2002 and February 23, 2002, respectively.

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


5. Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". The provisions of this statement are required to be applied by the Company starting with fiscal 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually. Amortization expense for the first quarter of fiscal year 2001 was $0.5 million. Had goodwill continued to be amortized, the Company would have recorded $0.5 million in amortization expense during the first quarter of fiscal 2002. Additionally, impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company intends to complete its assessment of the impact that this statement will have on its financial statements during the second quarter of fiscal 2002.

In June 2001, the FASB issued SFAS 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2003. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement were required to be adopted by the Company at the beginning of fiscal 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 related to lease modification to have a material impact on its financial position or results of operations.


6.    Asset Disposition Initiative

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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $28.9 million of the total net severance charges from the time of the original charges through June 15, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

The following table summarizes the activity related to the aforementioned charges since the beginning of fiscal 2001:
                                                    Severance
                                        Store          and
                                     Occupancy       Benefits          Total
                                     ---------      ---------         -------

Reserve Balance at Feb. 24, 2001      $82,861         $2,721          $85,582
Addition (1)                            3,818            -              3,818
Utilization (2)                       (23,302)          (544)         (23,846)
                                      -------         -------         -------
Reserve Balance at Feb. 23, 2002       63,377          2,177           65,554

Addition (1)                            1,104            -              1,104
Utilization (2)                        (5,413)          (143)          (5,556)
                                       ------         ------           ------
Reserve Balance at June 15, 2002      $59,068         $2,034          $61,102
                                      =======         ======          =======


(1) The additions to store occupancy of $3.8 million and $1.1 million during fiscal 2001 and the first quarter of fiscal 2002 represent the present value of accrued interest related to lease obligations.

(2) Store occupancy utilization of $23.3 million and $5.4 million for fiscal 2001 and the first quarter of fiscal 2002 represent lease and other occupancy payments made during those periods.

At June 15, 2002, approximately $8.5 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations are the operating results of the aforementioned stores while they were open during the periods presented. The operating results of these stores are as follows:
                                                       16 Weeks Ended
                                                   ---------------------
                                                    June 15,    June 16,
                                                      2002        2001
                                                   ---------   ---------
 Sales                                             $       -   $     181
                                                   =========   =========

 Operating loss                                    $       -   $     (46)
                                                   =========   =========


During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses should be closed and/or sold, and certain administrative streamlining should take place. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax ($115 - $125 million after tax) through the third quarter of fiscal 2002. Of this amount, $193.5 million pretax ($112.3 million after tax) and $7.0 million pretax ($4.1 million after tax) was included in the Statements of Consolidated Operations for fiscal 2001 and the first quarter of fiscal 2002, respectively.

Of the net pretax charge of $193.5 million incurred in fiscal 2001, $3.9 million was included in "Cost of merchandise sold" in the Statements of Consolidated Operations and was comprised of inventory markdowns, and $189.6 million was included in "Store operating, general and administrative expense" in the Statements of Consolidated Operations for fiscal 2001 and consisted of future vacancy costs, severance and fixed asset write-downs.

Of the net pretax charge of $7.0 million incurred during the first quarter of fiscal 2002, $0.9 million was included in "Cost of merchandise sold" in the Statements of Consolidated Operations and was comprised of inventory markdowns, and $6.1 million was included in "Store operating, general and administrative expense" in the Statements of Consolidated Operations of which $3.6 million was severance and $2.5 million was closing costs.

To the extent fixed assets included in the items noted above could be used in other continuing operations, the Company has or will transfer those assets as needed. Fixed assets that the Company cannot transfer to other operations will be scrapped. Accordingly, the write-down recorded during fiscal 2001 was based on expected transfers.

Included in the $193.5 million net charges recorded during fiscal 2001, there were other charges related to the plan that were not accounted for in this reserve because they were expensed as incurred. Such costs have been, and will continue to be, expensed as incurred while the asset disposition is being executed. During fiscal 2001, these costs amounted to $8.7 million, which were primarily related to non-accruable closing costs and inventory markdowns. Also included in the $193.5 million net charges was a reversal of previously accrued severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada in accordance with Ontario provincial law. Included in the $7.0 million net charges recorded during the first quarter of fiscal 2002, there were similar items that were not accounted for in this reserve because they were expensed as incurred. These costs amounted to $3.5 million, which were primarily related to non-accruable closing costs and inventory markdowns. These costs for both periods discussed are excluded from the table below which represents only the reserve recorded on the balance sheet.

The following table summarizes the activity related to the aforementioned reserve recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:

                                       Severance
                                          and      Goodwill/
                           Occupancy    Benefits  Fixed Assets   Total
                           ---------   ---------  ------------   -----


   Original Charge         $ 80,456    $ 23,435    $ 81,519    $185,410
   Addition (1)               1,673           -           -       1,673
   Utilization (2)           (1,806)     (2,891)    (81,519)    (86,216)
   Adjustment (3)                 -        (584)          -        (584)
                           --------    --------    --------    --------
   Reserve Balance at
      February 23, 2002      80,323      19,960           -     100,283

   Addition (1)               1,475       3,544           -       5,019
   Utilization (2)          (10,281)    (11,045)          -     (21,326)
                           --------    --------    --------    --------
   Reserve Balance at
      June 16, 2002        $ 71,517    $ 12,459    $      -    $ 83,976
                           ========    ========    ========    ========


(1) The additions to occupancy of $1.7 million and $1.5 million during fiscal 2001 and the first quarter of fiscal 2002 represent the present value of accrued interest related to lease obligations.

(2) Occupancy utilization of $1.8 million and $10.3 million during fiscal 2001 and the first quarter of fiscal 2002 represents vacancy related payments for closed locations. Severance utilization of $2.9 million and $11.0 million during fiscal 2001 and the first quarter of fiscal 2002 represents payments made to terminated employees during the period. Goodwill/fixed asset utilization of $81.5 million during fiscal 2001 represents the write-off of fixed assets of the operations to be discontinued and the write-off of goodwill related to the Barn warehouse in Canada that was deemed to be impaired.

(3) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, during fiscal 2001, the Company recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period.

As of June 15, 2002, the Company paid approximately $13.9 million of the total severance charge recorded which resulted from the termination of approximately 850 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

At June 15, 2002, approximately $24.4 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2001 and 2000 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition initiative while they were open during the periods presented. The results of these operations are as follows:

                                                          16 Weeks Ended
                                                     ------------------------
                                                      June 15,      June 16,
                                                        2002          2001
                                                     ----------   -----------

   Sales                                             $   19,096   $   97,813
                                                     ==========   ==========

   Operating loss                                    $   (1,337)  $   (7,950)
                                                     ==========    ==========


As of June 15, 2002, the Company had closed 35 of the aforementioned stores.

Based upon current available information, Management evaluated the reserve balances as of June 15, 2002 of $61.1 million for the 1998 phase of the asset disposition initiative and $84.0 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.


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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's Fiscal 2001 Annual Report. The Company measures segment performance based upon income from operations.

Interim information on segments is as follows:
                                                           16 Weeks Ended
                                                    ---------------------------
(Dollars in thousands)                                June 15,       June 16,
                                                        2002           2001
                                                    ------------   ------------
Sales
   U.S. Retail                                      $  2,513,178   $  2,629,928
   Canada Retail                                         572,884        550,577
   Canada Wholesale                                      221,176        207,789
                                                    ------------   ------------
      Total Company                                 $  3,307,238   $  3,388,294
                                                    ============   ============

Depreciation and amortization
   U.S. Retail                                      $     65,030   $     71,660
   Canada Retail                                          11,876         10,545
   Canada Wholesale                                            -              -
                                                    ------------   ------------
      Total Company                                 $     76,906   $     82,205
                                                    ============   ============

Income from operations
   U.S. Retail                                      $      6,413   $     15,751
   Canada Retail                                          11,502          6,037
   Canada Wholesale                                        9,856          7,837
                                                    ------------   ------------
      Total Company                                 $     27,771   $     29,625
                                                    ============   ============

(Loss) income before income taxes and extraordinary item
   U.S. Retail                                      $    (17,180)  $    (11,101)
   Canada Retail                                          10,011          3,918
   Canada Wholesale                                       10,147          8,145
                                                    ------------   ------------
      Total Company                                 $      2,978   $        962
                                                    ============   ============

Capital expenditures
   U.S. Retail                                      $     69,354   $     62,655
   Canada Retail                                          19,137         18,263
   Canada Wholesale                                            -              -
                                                    ------------   ------------
      Total Company                                 $     88,491   $     80,918
                                                    ============   ============

                                                      June 15,     February 23,
                                                        2002           2002
                                                    ------------   ------------
Total assets
   U.S. Retail                                      $  2,515,641   $  2,599,628
   Canada Retail                                         548,167        521,278
   Canada Wholesale                                       76,136         73,358
                                                    ------------   ------------
      Total Company                                 $  3,139,944   $  3,194,264
                                                    ============   ============


8. Gain On Proceeds From The Demutualization Of A Mutual Insurance Company

During the fourth quarter of fiscal 2001, the Company received cash and common stock totaling $60.6 million from the demutualization of The Prudential Insurance Company. This amount was recorded as a nonrecurring gain and included in the determination of pretax income for fiscal 2001. During the first quarter of fiscal 2002, the Company sold its remaining holdings in this common stock and recognized a gain of $1.7 million. This gain was included in "Store operating, general and administrative expense" on the Company's Statements of Consolidated Operations for the 16 weeks ended June 15, 2002.

9.  Commitments and Contingencies

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who deliver groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On June 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Memorandum of Understanding providing for a settlement of the actions brought by the plaintiff class and by the Attorney General. Under the proposed settlement, the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement remains subject to, among other things, execution of a definitive settlement agreement and the approval of the federal court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-2674 (FSH) (D.N.J.). On June 17, 2002, June 26, 2002 and July 18, 2002, three similar purported class action Complaints, captioned Huelsman v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-2882 (JAG) (D.N.J.), Davis v. The Great Atlantic & Pacific Tea Co., Inc., et. al., Civ. Action No. 02-3059
(WGB) (D.N.J.) and Aurelien v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-3442 (FSH) (D.N.J.), respectively, were filed in the same federal district court. (The lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The Complaints in the Class Action Lawsuits purport to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices, and allege that the Company made material misrepresentations and omissions concerning its financial results. The Complaints in the Class Action Lawsuits seek unspecified money damages, costs and expenses. On July 17, 2002, the United States District Court for the District of New Jersey, upon motion by the plaintiff, dismissed the Davis Class Action Lawsuit, without prejudice and without costs against any party. The defendants have not yet responded to the Complaints filed in the Class Action Lawsuits.

On May 31, 2002, a stockholders' derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against the Company's Board of Directors and certain of its executive officers in an action entitled Osher v. Barline, et al., Civ. Action No. BER L-4673-02 (N.J. Super. Ct.). The Complaint alleges that the defendants violated their fiduciary obligations to the Company and its stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of the Company, and seeks unspecified money damages, costs and expenses. The defendants have not yet responded to the Complaint filed in the Osher Lawsuit.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

16 WEEKS ENDED JUNE 15, 2002 COMPARED TO THE 16 WEEKS ENDED JUNE 16, 2001
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2002 were $3.3 billion, compared with $3.4 billion in the first quarter of fiscal 2001; comparable store sales increased 0.2%. Net income per share for the first quarter of fiscal 2002 was $0.05 compared to a net loss per share of $0.03 for the first quarter of fiscal 2001. Included in the Company's results for the first quarter of fiscal 2002 was an extraordinary after tax charge of $0.4 million or $0.01 per share for the cost of repurchasing $37.7 million of its 7.75% Notes due April 15, 2007, a $7.0 million charge ($4.1 million after tax or $0.10 per share - diluted) relating to its asset disposition initiative (see Note 6 of the Company's Consolidated Financial Statements), and a nonrecurring pretax gain of $1.7 million ($1.0 million after tax or $0.03 per share) from proceeds received as a result of the sale of securities received as part of the demutualization of The Prudential Insurance Company (see Note 8 of the Company's Consolidated Financial Statements).

     The following schedule details the adjustments from "as reported" to "as adjusted" results for the first quarter of fiscal 2002:

                                  Adjustments to be (added)
                                         subtracted
                                 --------------------------
                                                              First     First
                      First      Asset                       Quarter   Quarter
                     Quarter    dispos-   Extra-    Gain on    2002      2001
                       2002     ition     ordin-    sale of  results   results
                    results as  initia-     ary     common      as        As
(In Millions)        reported    tive      loss      stock   adjusted  restated*
                    ---------   ------    -----     -------  --------  --------

Sales                $3,307.2     $  -     $  -      $   -   $3,307.2  $3,388.3
Cost of
   merchandise sold  (2,359.7)    (0.9)       -          -   (2,358.8) (2,417.9)
                     --------    -----      ---      -----   --------   -------

Gross margin            947.5     (0.9)       -          -      948.4     970.4

Rate to sales           28.65%                                  28.68%    28.64%
Store operating,
   general and
   administrative
   expense             (919.8)    (6.1)       -         1.7    (915.4)   (940.8)

Rate to sales           27.81%                                  27.68%    27.77%
                       -------    -----     ---       ----     -------   ------

Income (loss) from
   operations            27.7     (7.0)       -         1.7      33.0      29.6
Interest expense        (26.7)       -        -           -     (26.7)    (30.5)
Interest income           2.0        -        -           -       2.0       1.8
                        -----     ----      ---       -----    -------   -------
Income (loss) before
   income taxes and
   extraordinary item     3.0     (7.0)       -         1.7       8.3       0.9
(Provision for) benefit
   from income taxes     (0.7)     2.9        -        (0.7)     (2.9)     (1.9)
                        -----     ----      ---        ----    ------    ------
Net income (loss)
   before
   extraordinary item     2.3     (4.1)       -         1.0       5.4      (1.0)
Extraordinary loss on
   early extinguishment
   of debt, net of
   income tax
   benefit of $0.3       (0.4)       -     (0.4)          -         -         -
                        -----     ----     -----        ---    ------    ------
Net income (loss)       $ 1.9    $(4.1)   $(0.4)       $1.0     $ 5.4    $ (1.0)
                        =====    =====    ======       ====     =====    ======

* See Note 2 - Restatement of Previously Issued Financial Statements in the
               Company's Consolidated Financial Statement.



SALES
-----
Sales for the first quarter of fiscal 2002 of $3,307 million decreased $81 million or 2.4% from sales of $3,388 million for the first quarter of fiscal 2001. The lower sales were due to a decrease in retail sales of $94 million offset by an increase in wholesale sales of $13 million. The decrease in retail sales was attributable to the closure of 91 stores since the beginning of fiscal 2001, of which 19 were closed in fiscal 2002, which decreased sales by $152 million. Included in the 91 stores closed since the beginning of fiscal 2001 were 35 stores closed as part of the asset disposition initiative. Additionally, the unfavorable effect of the Canadian exchange rate decreased sales by $8 million. This decrease was partially offset by the opening of 30 new stores since the beginning of fiscal 2001, of which 9 were opened in fiscal 2002, increasing sales by $61 million. This was additionally offset by increased comparable store sales, which include replacement stores, for the first quarter of fiscal 2002 of 0.2% (down 1.0% in the U.S. and up 5.6% in Canada) when compared to the first quarter of fiscal 2001. The increase in wholesale sales was attributable to higher sales volume of $16 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $3 million.

Sales in the U.S. for the first quarter of fiscal 2002 decreased by $117 million or 4.4% compared to the first quarter of fiscal 2001. Sales in Canada for the first quarter of fiscal 2002 increased by $36 million or 4.7% from the first quarter of fiscal 2001.

Average weekly sales per supermarket were approximately $285,200 for the first quarter of fiscal 2002 versus $272,800 for the corresponding period of the prior year, an increase of 4.5%. This increase was primarily due to the closure of stores with lower average weekly sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales increased 1 basis point to 28.65% for the first quarter of fiscal 2002 from 28.64% for the first quarter of fiscal 2001. The gross margin dollar decrease of $23 million resulted from decreases in sales volume, the gross margin rate and the Canadian exchange rate. The U.S. operations gross margin decrease of $30 million resulted from a decrease of $36 million due to lower sales volume offset by an increase of $6 million due to a higher gross margin rate. The Canadian operations gross margin increase of $7 million resulted from an increase of $10 million due to higher sales volume partially offset by decreases of $1 million due to a lower gross margin rate and $2 million from fluctuations in the Canadian exchange rate.

Included in gross margin for the first quarter of fiscal 2002 were costs related to the Company's asset disposition initiative of $0.9 million which were incurred to mark down inventory in stores announced for closure. Excluding this charge, as a percentage of sales, the gross margin rate would have been 28.68% for the first quarter of fiscal 2002. Gross margin for the first quarter ended June 16, 2001 included costs of $4.5 million incurred as part of the Company's business process initiative. These costs were incurred to mark down inventory to be discontinued as a result of detailed category management studies.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $920 million for the first quarter of fiscal 2002 compared to $941 million for the first quarter of fiscal 2001. As a percentage of sales, SG&A was 27.81% for the first quarter of fiscal 2002 compared to 27.77% for the first quarter of fiscal 2001.

Included in SG&A for the first quarter of fiscal 2002 were costs relating to the Company's asset disposition initiative of $6.1 million as described in Note 6 of the Consolidated Financial Statements. Also included in SG&A for the first quarter of fiscal 2002 was a gain of $1.7 million related to the sale of securities received as part of the demutualization of the Prudential Insurance Company as described in Note 8 of the Consolidated Financial Statements. Excluding these items, SG&A was $915 million or 27.68% for the first quarter of fiscal 2002 compared to $941 million or 27.77% for the first quarter of fiscal 2001. This decrease of 9 basis points was primarily due to higher labor costs offset by gains on the sale of property and equipment and lower costs related to utilities.

Included in SG&A for the first quarters of fiscal 2002 and fiscal 2001 were $20 million and $27 million, respectively, relating to the Company's business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

INTEREST EXPENSE
----------------
Interest expense of $27 million for the first quarter of fiscal 2002 decreased from the prior year amount of $31 million. This was due to decreased borrowing requirements during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 as a result of lower capital expenditures, a reduction in working capital, the proceeds received on the sale leaseback transactions described in Note 14 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K, and the proceeds received as a result of the demutualization of the Prudential Insurance Company as described in Note 8 of the Company's Consolidated Financial Statements filed herein.


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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $28.9 million of the total net severance charges from the time of the original charges through June 15, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses should be closed and/or sold, and certain administrative streamlining should take place. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax ($115 - $125 million after tax) through the third quarter of fiscal 2002. Of this amount, $193.5 million pretax ($112.3 million after tax) and $7.0 million pretax ($4.1 million after tax) was included in the Statements of Consolidated Operations for fiscal 2001 and the first quarter of fiscal 2002, respectively.

Of the net pretax charge of $193.5 million incurred in fiscal 2001, $3.9 million was included in "Cost of merchandise sold" in the Statements of Consolidated Operations and was comprised of inventory markdowns, and $189.6 million was included in "Store operating, general and administrative expense" in the Statements of Consolidated Operations for fiscal 2001 and consisted of future vacancy costs, severance and fixed asset write-downs.

Of the net pretax charge of $7.0 million incurred during the first quarter of fiscal 2002, $0.9 million was included in "Cost of merchandise sold" in the Statements of Consolidated Operations and was comprised of inventory markdowns, and $6.1 million was included in "Store operating, general and administrative expense" in the Statements of Consolidated Operations of which $3.6 million was severance and $2.5 million was closing costs.

To the extent fixed assets included in the items noted above could be used in other continuing operations, the Company has or will transfer those assets as needed. Fixed assets that the Company cannot transfer to other operations will be scrapped. Accordingly, the write-down recorded during fiscal 2001 was based on expected transfers.

At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, during fiscal 2001, the Company recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period.

As of June 15, 2002, the Company paid approximately $13.9 million of the total severance charge recorded which resulted from the termination of approximately 850 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

As of June 15, 2002, the Company had closed 35 of the aforementioned stores.

Based upon current available information, Management evaluated the reserve balances as of June 15, 2002 of $61.1 million for the 1998 phase of the asset disposition initiative and $84.0 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.



Liquidity and Capital Resources
-------------------------------
The Company had negative working capital of $5 million at June 15, 2002 compared to positive working capital of $28 million at February 23, 2002. The Company had cash and cash equivalents aggregating $157 million at June 15, 2002 compared to $169 million at the end of fiscal 2001. The decrease in working capital was attributable primarily to decreases in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets and an increase in accounts payable partially offset by an increase in inventories and decreases in accrued salaries, wages and benefits, accrued taxes and other accruals.

At June 15, 2002, the Company had a $425 million secured revolving credit agreement (the "Secured Credit Agreement") expiring December 31, 2003, with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement was secured primarily by inventory and company-owned real estate. The Secured Credit Agreement was comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$131 million at June 15, 2002). As of June 15, 2002, the Company had no borrowings under the Secured Credit Agreement. Accordingly, as of June 15, 2002, after reducing availability for outstanding letters of credit and inventory requirements, the Company would have had $288 million available under the Secured Credit Agreement had it been in compliance with its reporting covenant as described below. Borrowings under the agreement bear interest based on the variable LIBOR pricing. On March 21, 2002 and April 23, 2002, the Company amended the Secured Credit Agreement in order to allow for, among other things, additional debt repayments, the ability to enter additional interest rate hedging agreements and an increase in the amount of letters of credit available under the agreement. In addition, $385 million of the initial $425 million of loan commitments under the original facility scheduled to expire in December 2003 was extended for an additional 18 months and will now expire in June 2005.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. At June 15, 2002, except as described in the next paragraph, the Company was in compliance with all of its covenants.

As a result of its delayed filing of the Annual Report on Form 10-K, beginning on May 25, 2002, the Company was not in compliance with its reporting covenant and therefore became unable to draw upon the Secured Credit Agreement. On June 14, 2002 the Company received a waiver from its lenders allowing it to borrow up to $50 million under the Secured Credit Agreement through July 29, 2002. The filing of the Company's Annual Report on Form 10-K on July 5, 2002 cured said covenant violation. The filing delay also caused a covenant violation under the indenture covering the Company's debt. Such violation was also cured upon filing.

The Company has active Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $75 million of debt and/or equity securities as of June 15, 2002 at terms determined by market conditions at the time of sale.

During the first quarter of fiscal 2002, the Company funded its capital expenditures and debt repayments through internally generated funds combined with proceeds from disposals of property. Capital expenditures totaled $88.5 million during the first quarter of fiscal 2002, which included 9 new supermarkets, 7 major remodels or enlargements and capital expenditures related to the business process initiative.

For the remainder of fiscal 2002, the Company has planned capital expenditures of approximately $210 million. These expenditures relate primarily to opening 16 new supermarkets, enlarging or remodeling 60 - 65 supermarkets, and capital purchases associated with the Company's business process initiative. The Company currently expects to close a total of approximately 10 - 15 stores during the remainder of fiscal 2002.

The Company does not expect to pay dividends in the foreseeable future.

The Company's existing senior debt rating was B2 with negative implications with Moody's Investors Service and BB with negative implications with Standard & Poor's Ratings Group as of June 15, 2002. Future rating changes could affect the availability and cost of financing to the Company.

The Company believes that its current cash resources, including the funds available under the Secured Credit Agreement, together with cash generated from operations, will be sufficient for the Company's capital expenditure programs and mandatory scheduled debt repayments for the next twelve months. However, certain external factors such as unfavorable economic conditions, competition, labor relations, and fuel and utility costs could have a significant impact on cash generated from operations.


MARKET RISK
-----------
Market risk represents the risk of loss from adverse market changes that may impact the consolidated financial position, results of operations or cash flows of the Company. Among other possible market risks, the Company is exposed to such risk in the areas of interest rates and foreign currency exchange rates.

From time to time, the Company may enter hedging agreements in order to manage risks incurred in the normal course of business including the managing of interest expense and exposure to fluctuations in foreign exchange rates. These agreements may include interest rate swaps, locks, caps, floors and collars as well as the use of foreign currency swaps and forward exchange contracts.

Interest Rates
--------------
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $739 million in notes as of June 15, 2002 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Since the Company has borrowed minimal amounts under these facilities during the first quarter of fiscal 2002, a presumed 1% change in LIBOR would not have had a material impact on interest expense.

The Company has entered into three interest rate swaps with commercial banks with an aggregate notional amount of $150 million, all maturing on April 15, 2007. These hedging agreements were designated as fair value hedging instruments and effectively convert a portion of the Company's 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt. There were no ineffective changes in fair value of these hedging agreements. At June 15, 2002, these hedging agreements had a fair value of $3.2 million that was recorded as an asset on the Company's Consolidated Balance Sheets. A presumed 1% change in LIBOR during the time the hedging agreements were outstanding during fiscal 2002 would not have had a material impact on borrowing costs.

Foreign Exchange Risk
---------------------
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the first quarter of fiscal 2002, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $1.2 million. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on its financial position or cash flows.


CRITICAL ACCOUNTING POLICIES
----------------------------
Critical accounting policies are those accounting policies that Management believes are important to the portrayal of the Company's financial condition and results and require Management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Insurance
---------
The Consolidated Balance Sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company determines the required liability of such claims on a discounted basis, utilizing an actuarially determined method which is based upon various assumptions which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll, and other data. It is possible that the final resolution of some of these claims may vary from the Company's estimate of existing reserves.

Long-Lived Assets
-----------------
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If such review indicates an impairment exists, the Company measures such impairment on a discounted basis.

Store Closing Reserves
----------------------
For stores to be closed that are under long-term leases, the Company records a liability for the future minimum lease payments and related costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries. The Company estimates future net cash flows based on its experience and knowledge of the market in which the store expected to be closed is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions.

Net Operating Loss Carryforwards
--------------------------------
The Company has net operating loss carryforwards from its Canadian and U.S. operations. The Canadian portion of the net operating loss carryforwards will expire between February 2003 and February 2009 and the U.S. portion will expire between February 2019 and February 2022. The Company has assessed its ability to utilize the net operating loss carryforwards and concluded that no valuation allowance currently is required since the Company believes that it is more likely than not that the net operating loss carryforwards will be utilized either by generating taxable income or through tax planning strategies. However, this cannot be assured. Accordingly, some portions of these net operating loss carryforwards may expire before they can be utilized by the Company to reduce its income tax obligations.

CAUTIONARY NOTE
---------------
This presentation may contain forward-looking statements about the future performance of the Company, and is based on Management's assumptions and beliefs in light of information currently available. The Company assumes no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including but not limited to: competitive practices and pricing in the food industry generally and particularly in the Company's principal markets; the Company's relationships with its employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect the Company's cost of capital or the ability to access capital; supply or quality control problems with the Company's vendors; and changes in economic conditions, which may affect the buying patterns of the Company's customers.


                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who deliver groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On June 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Memorandum of Understanding providing for a settlement of the actions brought by the plaintiff class and by the Attorney General. Under the proposed settlement, the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement remains subject to, among other things, execution of a definitive settlement agreement and the approval of the federal court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-2674 (FSH) (D.N.J.). On June 17, 2002, June 26, 2002 and July 18, 2002, three similar purported class action Complaints, captioned Huelsman v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-2882 (JAG) (D.N.J.), Davis v. The Great Atlantic & Pacific Tea Co., Inc., et. al., Civ. Action No. 02-3059
(WGB) (D.N.J.) and Aurelien v. The Great Atlantic & Pacific Tea Co., Inc., et al., Civ. Action No. 02-3442 (FSH) (D.N.J.), respectively, were filed in the same federal district court. (The lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The Complaints in the Class Action Lawsuits purport to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices, and allege that the Company made material misrepresentations and omissions concerning its financial results. The Complaints in the Class Action Lawsuits seek unspecified money damages, costs and expenses. On July 17, 2002, the United States District Court for the District of New Jersey, upon motion by the plaintiff, dismissed the Davis Class Action Lawsuit, without prejudice and without costs against any party. The defendants have not yet responded to the Complaints filed in the Class Action Lawsuits.

On May 31, 2002, a stockholders' derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against the Company's Board of Directors and certain of its executive officers in an action entitled Osher v. Barline, et al., Civ. Action No. BER L-4673-02 (N.J. Super. Ct.). The Complaint alleges that the defendants violated their fiduciary obligations to the Company and its stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of the Company, and seeks unspecified money damages, costs and expenses. The defendants have not yet responded to the Complaint filed in the Osher Lawsuit.

ITEM 2 - Changes in Securities

None


ITEM 3 - Defaults Upon Senior Securities

None


ITEM 4 - Submission of Matters to a Vote of Security Holders

None


ITEM 5 - Other Information

None


ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K


EXHIBIT NO.          DESCRIPTION
----------           -----------
3.1                  Articles of Incorporation of The Great Atlantic & Pacific
                     Tea Company, as amended through July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

3.2 By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 2, 2002

4.1 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K)

4.2 First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2001)

4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between the Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

+ Agreements with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis shall be furnished to the Commission on request.


10.1                 Not Applicable

10.2 Employment Agreement, made and entered into as of the 8th day of January, 2001, by and between the Company and Elizabeth R. Culligan (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Culligan Agreement")

10.3 Amendment to Culligan Agreement dated April 8, 2002 (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed on July 5, 2002)

10.4 Employment Agreement dated December 6, 1994, between the Company and Fred Corrado (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 24, 1995)

10.5 Amendment to Fred Corrado Employment Agreement dated February 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on July 5, 2002)

10.6 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

10.7 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

10.8 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between the Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on July 5, 2002)

10.9 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Nicholas Ioli, Jr. (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001)

10.10 Amendment to Nicholas Ioli Employment Agreement dated April 3, 2002 (incorporated herein by reference to Exhibit 10.10 to Form 10-K filed on July 5, 2002)

10.11 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Laurane Magliari (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Magliari Agreement")

10.12 Amendment to Magliari Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on July 5, 2002)

10.13 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger ("Metzger Agreement") as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

10.14 Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between the Company and David
                     A. Smithies (incorporated herein by reference to Exhibit
                     10.14 to Form 10-K filed on July 5, 2002)

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

10.18 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

10.19 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

10.20 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

10.21 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

10.22 Credit Agreement dated as of February 23, 2001, among the Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

10.23 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

10.24 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit
                     10.24 to Form 10-K filed on July 5, 2002)

10.25 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit
                     10.25 to Form 10-K filed on July 5, 2002)

10.26 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

11                   Not Applicable

12                   Not Applicable

13 2001 Annual Report to Stockholders (incorporated herein by reference to Exhibit 13 to Form 10-K filed on July 5, 2002)

16                   Not applicable

18                   Not Applicable

21 Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to Form 10-K filed on July 5, 2002)

22                   Not Applicable

23 Independent Auditors' Consent (incorporated herein by reference to Exhibit 23 to Form 10-K filed on July 5, 2002)

24                   Not Applicable

99                   Not Applicable

(b)   Reports on Form 8-K

On June 19, 2002, the Company filed a report on Form 8-K containing a press release regarding the Company's expectation that it would complete its review of the accounting issues identified in the Company's May 24, 2002 announcement and file its annual report with the Securities and Exchange Commission no later than July 3, 2002. The Company also said that it had obtained a waiver from its lenders granting it the ability to borrow up to $50 million under its credit facility until July 29, 2002.

On February 27, 2002, the Company filed a report on Form 8-K disclosing that it had received cash and common stock totaling $60.6 million from the demutualization of a mutual insurance company.






                  The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated: July 30, 2002       By:     /s/ Brenda M. Galgano
                                   ------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                   Controller (Chief Accounting Officer)










                               CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of The Great Atlantic & Pacific Tea Company, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 15, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



Dated:  July 30, 2002


                                           /s/Christian W.E. Haub
                                           ----------------------
                                           Chairman of the Board,
                                           Chief Executive Officer




                                           /s/Mitchell P. Goldstein
                                           ------------------------
                                           Senior Vice President,
                                           Chief Financial Officer