Form 10-K/A
period 2002-02-23
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-08-01
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

The Great Atlantic & Pacific Tea Company, Inc. ("The Company") is filing this amendment to its Annual Report on Form 10-K for the year ended February 23, 2002 to correct a classification error between its United States Retail operations and its Canada Retail operations. This amended filing impacts the 2001 Annual Report to Stockholders and the Independent Auditors' Consent which were filed with the Securities and Exchange Commission as Exhibit 13 and Exhibit 23, respectively, to Form 10-K on July 5, 2002. As such, this amended filing consists only of Exhibit 13 and Exhibit 23 in their entirety.

This reclassification impacts the following sections on the Form 10-K:

o The geographic makeup of gross margin in the sections entitled "Gross Margin" in Management's Discussion and Analysis

o "Note 9 - Income Taxes"

o "Note 13 - Operating Segments"

                 The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated: July 31, 2002           By:             /s/ Brenda M. Galgano
                                   --------------------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                      Controller (Chief Accounting Officer)

                                 CERTIFICATION

       Each of the undersigned hereby certifies in his capacity as an officer of The Great Atlantic & Pacific Tea Company, Inc. (the "Company") that the Annual Report of the Company on Form 10-K/A for the fiscal year ended February 23, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of the periods covered by such report and the results of operations of the Company for such periods.

Dated: July 31, 2002                          /s/ Christian W.E. Haub
                                             ----------------------------------
                                              Christian W.E. Haub
                                                Chairman of the Board,
                                                Chief Executive Officer


                                              /s/ Mitchell P. Goldstein
                                             ----------------------------------
                                              Mitchell P. Goldstein
                                                Senior Vice President,
                                                Chief Financial Officer

     EXHIBIT NO.            DESCRIPTION
     -----------            -----------


     13                     2001 Annual Report to Stockholders

     23                     Independent Auditors' Consent