Form 10-K/A
period 2002-02-23
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-08-22
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


                                 Amendment No. 2


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

                                EXPLANATORY NOTE


     On July 5, 2002, The Great Atlantic & Pacific Tea Company, Inc. ("the Company") filed its Annual Report on Form 10-K for the year ended February 23, 2002. In that Form 10-K, the Company restated its financial statements for fiscal 1999, fiscal 2000 and supplementary financial information for the first three quarters of fiscal 2001 to correct accounting errors primarily related to
(1) the Company's recognition of certain vendor allowances, (2) the Company's method of estimating self-insurance reserves and (3) the Company's recognition of sublet income associated with certain closed stores.

     On July 31, 2002, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended February 23, 2002 to correct a classification error between its United States Retail operations and its Canada Retail operations. That amended filing impacted the 2001 Annual Report to Stockholders and the Independent Auditors' Consent which were filed with the Securities and Exchange Commission as Exhibit 13 and Exhibit 23, respectively, to Form 10-K on July 5, 2002. That reclassification impacted the following sections on the Form 10-K:

o The geographic makeup of gross margin in the sections entitled "Gross Margin" in Management's Discussion and Analysis
o   "Note 9 - Income Taxes"
o   "Note 13 - Operating Segments"

     On August 22, 2002, the Company is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended February 23, 2002 to expand the disclosures related to the restatement and provide additional disclosures of certain accounting policies. This amended filing impacted the following sections of the Form 10-K:

o   Management's Discussion and Analysis
o   "Note 1 - Summary of Significant Accounting Policies"
o   "Note 2 - Restatement of Previously Issued Financial Statements"
o   "Note 18 - Summary of Quarterly Results"

                 The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.




Dated: August 22, 2002         By:             /s/ Brenda M. Galgano
                                   --------------------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                      Controller (Chief Accounting Officer)

     EXHIBIT NO.            DESCRIPTION
     -----------            -----------


     13                     2001 Annual Report to Stockholders

     23                     Independent Auditors' Consent