Form 10-Q
period 2002-09-07
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2002-10-22
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 7, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
              (Exact name of registrant as specified in charter)

           Maryland                                           13-1890974
---------------------------------                   ---------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                           --------------------------
                     (Address of principal executive offices)

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

                                 YES [X] NO [ ]

As of September 9, 2002 the Registrant had a total of 38,515,806 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                        The Great Atlantic & Pacific Tea Company, Inc.
                               Statements of Consolidated Operations
                  (Dollars in thousands, except share and per share amounts)
                                        (Unaudited)



                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   Sept. 8, 2001                             Sept. 8, 2001
                                                                   (As Restated                              (As Restated
                                               Sept. 7, 2002        See Note 2)          Sept. 7, 2002        See Note 2)
                                            ------------------  ------------------    ------------------  -----------------


Sales                                            $  2,500,478      $    2,547,590        $    5,807,716      $   5,935,884
Cost of merchandise sold                           (1,790,907)         (1,810,214)           (4,150,590)        (4,228,074)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          709,571             737,376             1,657,126          1,707,810
Store operating, general and
    administrative expense                           (712,736)           (721,100)           (1,632,520)        (1,661,909)
                                                 ------------      --------------        ---------------     -------------
(Loss) income from operations                          (3,165)             16,276                24,606             45,901

Interest expense                                      (19,640)            (20,969)              (46,392)           (51,474)
Interest income                                         3,105               1,892                 5,064              3,734
                                                 ------------      --------------        --------------      -------------
Loss before income taxes and
    extraordinary item                                (19,700)             (2,801)              (16,722)            (1,839)
(Provision for) benefit from income taxes            (124,984)              1,058              (125,403)              (873)
                                                 ------------      --------------        --------------      -------------
Loss before extraordinary item                       (144,684)             (1,743)             (142,125)            (2,712)
Extraordinary loss on early
    extinguishment of debt                                  -                   -                  (684)                 -
                                                 ------------      --------------        --------------      -------------
Net loss                                         $   (144,684)     $       (1,743)       $     (142,809)     $      (2,712)
                                                 ============      ==============        ==============      =============

Net loss per share - basic and diluted:
    Loss before extraordinary item               $      (3.76)     $        (0.05)       $       (3.69)      $       (0.07)
    Extraordinary loss on early extinguishment
       of debt                                              -                    -               (0.02)                  -
                                                 ------------      ---------------       -------------       -------------
Net loss per share - basic and diluted           $      (3.76)     $        (0.05)       $       (3.71)      $       (0.07)
                                                 ============      ==============        ==============      =============


Weighted average number of
    common shares outstanding                      38,512,439          38,347,216            38,476,818         38,347,216
Common stock equivalents                              422,850             622,265               776,986            380,960
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           38,935,289          38,969,481            39,253,804         38,728,176
                                                =============      ==============        ==============      =============







                               See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
              Statements of Consolidated Stockholders' Equity and
               Comprehensive Income (Dollars in thousands, except
                         share and per share amounts)
                                   (Unaudited)


                                                                                                   Accumulated
                                          Common Stock             Additional                        Other               Total
                                 -----------------------------      Paid-in       Retained       Comprehensive       Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss)/Income          Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------


28 Week Period Ended
September 7, 2002
-----------------
Balance at beginning of period       38,367,628    $    38,368    $   456,753     $   254,896      $   (77,029)     $    672,988
Net loss                                                                             (142,809)                          (142,809)
Other comprehensive income                                                                               4,138             4,138
Stock options exercised                 148,178            148          2,658                                              2,806
                                   ------------    -----------    -----------     -----------      -----------       -----------
Balance at end of period             38,515,806    $    38,516    $   459,411     $   112,087      $   (72,891)     $    537,123
                                   ============    ===========    ===========     ===========      ===========      ============

28 Week Period Ended
September 8, 2001
As Restated - See Note 2
------------------------
Balance at beginning of period       38,347,216    $    38,347    $   456,470     $   326,802      $   (72,808)     $    748,811
Net loss                                                                               (2,712)                            (2,712)
Other comprehensive loss                                                                                  (274)             (274)
                                   ------------    -----------    -----------     -----------      -----------       -----------
Balance at end of period             38,347,216    $    38,347    $   456,470     $   324,090       $  (73,082)     $    745,825
                                   ============    ===========    ===========     ===========      ============     ============



Comprehensive Income
--------------------
                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   (As Restated                              (As Restated
                                                                    See Note 2)                               See Note 2)
                                               Sept. 7, 2002       Sept. 8, 2001         Sept. 7, 2002       Sept. 8, 2001
                                            ------------------  ------------------    ------------------  -----------------


Net loss                                         $  (144,684)        $    (1,743)           $  (142,809)        $   (2,712)
                                                 -----------         -----------            -----------         ----------
Reclassification adjustment for gains
    included in net loss                                    -                   -                  (933)                 -
Unrealized loss on commodity contract                   (152)                   -                  (152)                 -
Foreign currency translation adjustment               (2,475)             (6,702)                 5,223               (274)
                                                 -----------         -----------            -----------         ----------
Other comprehensive (loss) income                     (2,627)             (6,702)                 4,138               (274)
                                                 -----------         -----------            -----------         ----------
Total comprehensive loss                         $  (147,311)        $    (8,445)           $  (138,671)        $   (2,986)
                                                 ===========         ===========            ===========         ==========







                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)



                                                                               September 7,                   February 23,
                                                                                   2002                           2002
                                                                           --------------------           --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     146,111                    $   168,620
      Accounts receivable, net of allowance for doubtful accounts of $8,019 and $8,274 at September 7, 2002 and
         February 23, 2002, respectively                                                205,325                        206,188
      Inventories                                                                       710,289                        716,083
      Prepaid expenses and other current assets                                          39,329                        121,183
                                                                                  -------------                 --------------
         Total current assets                                                         1,101,054                      1,212,074
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,612,789                      1,627,722
         Property leased under capital leases                                            81,000                         76,800
                                                                                  -------------                 --------------
      Property - net                                                                  1,693,789                      1,704,522
      Other assets                                                                      191,317                        273,850
                                                                                  -------------                 --------------
Total assets                                                                      $   2,986,160                  $   3,190,446
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      31,534                  $         526
      Current portion of obligations under capital leases                                12,132                         10,691
      Accounts payable                                                                  526,686                        547,113
      Book overdrafts                                                                   130,223                        127,079
      Accrued salaries, wages and benefits                                              166,983                        167,724
      Accrued taxes                                                                      71,754                         69,559
      Other accruals                                                                    242,984                        261,771
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,182,296                      1,184,463
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    751,068                        779,440
      Long-term obligations under capital leases                                         95,394                         93,587
      Other non-current liabilities                                                     420,279                        459,968
                                                                                  -------------                 --------------
Total liabilities                                                                     2,449,037                      2,517,458
                                                                                  -------------                 --------------
      Commitments and contingencies Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,515,806 and 38,367,628
         shares at September 7, 2002 and February 23, 2002,  respectively                38,516                         38,368
      Additional paid-in capital                                                        459,411                        456,753
      Accumulated other comprehensive loss                                              (72,891)                       (77,029)
      Retained earnings                                                                 112,087                        254,896
                                                                                  -------------                 --------------
Total stockholders' equity                                                              537,123                        672,988
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,986,160                 $    3,190,446
                                                                                  =============                 ==============



                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              28 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             Sept. 8, 2001
                                                                                                             (As Restated
                                                                                  Sept. 7, 2002               See Note 2)
                                                                             ----------------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (142,809)              $    (2,712)
   Adjustments to reconcile net loss to cash provided
           by operating activities:
       Asset disposition initiative                                                         8,266                         -
       Depreciation and amortization                                                      138,750                   143,256
       Deferred income tax provision (benefit)                                            146,709                    (1,071)
       (Gain) loss on disposal of owned property                                           (3,809)                    9,015
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  26,138                    (2,158)
       Decrease in inventories                                                              7,720                    43,443
       Decrease (increase) in prepaid expenses and other current assets                    22,408                   (15,171)
       Decrease in other assets                                                             7,073                    12,112
       Decrease in accounts payable                                                       (32,741)                  (25,337)
       (Decrease) increase in accrued salaries, wages and benefits                         (1,513)                    8,260
       (Decrease) increase in accrued taxes                                               (21,285)                    7,123
       (Decrease) increase in other accruals                                              (19,151)                   21,024
       Decrease in other non-current liabilities                                          (54,865)                  (23,883)
       Other operating activities, net                                                        356                    (4,154)
                                                                                      -----------               -----------
Net cash provided by operating activities                                                  81,247                   169,747
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (134,019)                 (123,481)
   Gain on sale of securities                                                              (1,717)                        -
   Proceeds from disposal of property                                                      42,933                    73,963
                                                                                      -----------               -----------
Net cash used in investing activities                                                     (92,803)                  (49,518)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term debt                                                              30,000                    (5,000)
   Proceeds under revolving lines of credit                                                28,253                   827,506
   Payments on revolving lines of credit                                                  (28,253)                 (917,594)
   Proceeds from long-term borrowings                                                          77                       852
   Payments on long-term borrowings                                                       (37,576)                  (22,362)
   Principal payments on capital leases                                                    (7,239)                   (6,338)
   Increase in book overdrafts                                                              3,038                    36,937
   Deferred financing fees                                                                 (2,522)                   (5,485)
   Proceeds from exercises of stock options                                                 2,806                         -
                                                                                      -----------               -----------
Net cash used in financing activities                                                     (11,416)                  (91,484)

   Effect of exchange rate changes on cash and cash equivalents                               463                      (609)
                                                                                      -----------               -----------
Net (decrease) increase in cash and cash equivalents                                      (22,509)                   28,136
Cash and cash equivalents at beginning of period                                          168,620                   131,550
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   146,111               $   159,686
                                                                                      ===========               ===========




                          See Notes to Quarterly Report




                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. (the "Company") for the 12 and 28 weeks ended September 7, 2002 and September 8, 2001 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2001 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.


2.   Restatement of Previously Issued Financial Statements

Prior to filing its 2001 Annual Report on Form 10-K, the Company discovered certain irregularities relating to the timing for the recognition of vendor allowances and the accounting for certain inventory. As the Company announced on May 24, 2002, it promptly commenced a review of these issues. This review caused the Company to delay filing its Annual Report on Form 10-K. As a result of the accounting errors discovered during this review, the Company restated its financial statements for fiscal 1999 and fiscal 2000, and supplementary unaudited financial information for the first, second and third quarters of fiscal 2001. In addition, the Company restated its financial statements to correct other accounting errors for 1) the timing of the recognition of certain other vendor allowances which were not accounted for in accordance with generally accepted accounting principles ("GAAP"), 2) the use of a method of estimating self-insurance reserves which did not comply with GAAP, and 3) the recognition of sublet income associated with certain closed stores, which did not comply with GAAP. The summary of the effects of restatement are presented in the tables below entitled "Overall Impact of the Restatement".

Overall Impact of the Restatement
---------------------------------
The following schedules show the effects of the restatement on previously reported earnings for the 12 and 28 weeks ended September 8, 2001. The restatement had the aggregate effect of decreasing retained earnings by $75 million as of February 27, 1999. This amount had previously been reported as net income in years prior to fiscal 1999 using accounting methods that did not conform with GAAP. In general, the Company's prior methodologies understated its reported earnings for the 12 and 28 weeks ended September 8, 2001. This resulted from errors in accounting from reduced recognition of vendor allowance credits and increased recognition of self-insurance claims expense in order to reduce the balance sheet underaccruals for these matters. The Company restated its financial statements to properly present its results of operations and financial condition in accordance with GAAP.





Before Tax (a)                                                                 Earnings Increase (Decrease)
--------------                                                       ------------------------------------------------
                                                                         12 Weeks Ended            28 Weeks Ended
                                                                        September 8, 2001         September 8, 2001
                                                                     ---------------------     ----------------------


(Dollars in millions)
Vendor allowances:
     Irregularities                                                      $    (5,436)              $    (4,312)
     Non-GAAP policy                                                           4,612                    13,136
Perishable inventory irregularity                                               (297)                     (533)
Self-insurance reserves                                                        3,923                     5,754
Closed store subleases                                                          (236)                     (842)
                                                                         -----------               -----------
Pre-tax impact of restatement                                                  2,566                    13,203
Provision for income taxes                                                    (1,078)                   (5,546)
                                                                         -----------               -----------
Total impact of restatement                                              $     1,488               $     7,657
                                                                         ===========               ===========



(a) Changes to vendor allowances and perishable inventory irregularities impact the cost of merchandise sold line on the Statements of Consolidated
    Operations. Changes to closed store subleases impact the selling, general and administrative expense line on the Statements of Consolidated
    Operations. Changes to self-insurance reserves impact both the selling, general and administrative expense and interest expense lines on the Statements of Consolidated Operations as follows:









                                                                               Earnings Increase (Decrease)
                                                                     ------------------------------------------------
                                                                         12 Weeks Ended            28 Weeks Ended
                                                                        September 8, 2001         September 8, 2001
                                                                     ---------------------     ----------------------


Selling, general and administrative expense                              $     5,008               $     8,285
Interest expense                                                              (1,085)                   (2,531)
                                                                         -----------               -----------
                                                                         $     3,923               $     5,754
                                                                         ===========               ===========



Effect on Net Income                                                           Earnings Increase (Decrease)
--------------------                                                 ------------------------------------------------
                                                                         12 Weeks Ended            28 Weeks Ended
                                                                        September 8, 2001         September 8, 2001
                                                                     ---------------------     ----------------------


(Dollars in millions)
Vendor allowances:
     Irregularities                                                      $    (3,153)              $    (2,501)
     Non-GAAP policy                                                           2,675                     7,619
Perishable inventory irregularity                                               (172)                     (309)
Self-insurance reserves                                                        2,275                     3,338
Closed store subleases                                                          (137)                     (490)
                                                                         -----------               -----------
Total impact of restatement                                              $     1,488               $     7,657
                                                                         ===========               ===========



Irregularities
--------------
As referred to above, the Company discovered certain irregularities with respect to accounting for vendor allowances and perishable inventory. The resultant review identified that certain employees circumvented the Company's system of internal controls resulting in accounting errors. With respect to vendor allowances, those errors caused valid allowances generally to be recognized before they were earned. With respect to perishable inventories, the irregularities related to overstatement of inventory due to inappropriate adjustments made to physical counts, causing errors in the periods presented in the tables above. The Company modified certain procedures and is in the process of implementing additional procedural changes designed to prevent such irregularities in the future.

Vendor Allowances
-----------------
Prior to fiscal 1997, the Company recognized vendor allowances for certain one-year and multi-year allowance contracts as cash was received since the Company believed that such amounts received were non-refundable and that no future performance was required. In fiscal 1997, the Company implemented a new accounting policy whereby the amount of allowances recognized was limited to the amount of such allowances recognized in the prior year. Allowances in excess of such limit were deferred and were not amortized. Neither policy was in conformity with GAAP. The Company's methods resulted in the overstatement of its reported earnings in the aggregate prior to fiscal 1997. Furthermore, the policy implemented in fiscal 1997 had the effect of reducing its reported earnings in subsequent periods as the Company limited its recognition of these allowances in order to increase its accrual for unearned allowances. Also, the volume of these transactions has been decreasing in recent years, further causing the allowances recognized in recent years to be less than they would have been if these contracts had previously been deferred and recognized over their term in accordance with GAAP. See "Overall Impact of the Restatement" above for the amount of such restatement.

Self-Insurance Reserves
-----------------------
The Company's business results in significant risks that the Company self-insures. These risks relate primarily to customer and employee accidents. The Company estimates and records the present value of the expected self-insured portion of the cost of such accidents and related liability matters as self-insurance reserves. The Company's previous method of establishing its self-insurance reserves was not appropriate because it did not adequately consider its historical loss experience resulting from the frequency (number of incidents) and severity (ultimate cost) of claims. It also improperly included adjustments to reduce the reserve in anticipation of future improvement in expected loss experience resulting from planned risk management changes intended to reduce the frequency and severity of future claims. This method was not in conformity with GAAP. Accordingly, the Company restated its financial statements to correct this accounting error by reflecting its self-insurance reserves on the basis of actuarially determined estimates. The Company's prior method resulted in overstatement of its reported earnings in the aggregate prior to fiscal 1997. In recent years, the Company had generally reduced its reported earnings as it accrued these costs at rates in excess of its actual development of the underlying claims. The reserve is impacted by and was determined as of each report date based upon the Company's information regarding frequency and severity, among other factors, which was available at each report date. The Company's frequency decreased approximately 10% from fiscal 1999 through fiscal 2001; severity was relatively unchanged during this period. These reserves represent the present value of the estimated self-insured portion of claims, including claims incurred but not reported. Such claims generally are expected to be paid within five years, although payments on some employee accident claims extend beyond this period. See "Overall Impact of the Restatement" above for the amount of such restatement.

Closed Store Subleases
----------------------
In the normal course of business, the Company closes stores periodically. For stores closed that are under long-term leases, the Company records a liability for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable cost recoveries from sublease rentals. In some cases, the Company subleases the stores for amounts in excess of its own related costs under its lease. Under the Company's prior accounting method, such excess of sublease amounts was recorded as an offset to the cost of closure of other locations. Such a methodology was not in conformity with GAAP. Accordingly, the Company restated its financial statements to correct this accounting error by recognizing those sublease excesses ratably as income over the term of the sublease. The Company's prior accounting method had the effect of overstating reported earnings in the period in which a sublease was entered into by the amount that total sublease rental exceeded the lease obligations, and decreasing reported earnings in the subsequent periods in which the excess should have been recognized. See "Overall Impact of the Restatement" above for the amount of such restatements. The Company's prior methodology had no effect on stores closed as part of the Asset Disposition Initiative discussed in Note 6 of the Company's Consolidated Financial Statements.

The following is a summary of the significant effects of the restatement on the Company's Statements of Consolidated Operations for the 12 and 28 weeks ended September 8, 2001:





                                                                              12 Weeks Ended September 8, 2001
                                                                -----------------------------------------------------------
(Dollars in thousands)                                             As Previously
                                                                     Reported             Adjustments         As Restated
                                                                ------------------    ------------------  -----------------

Statement of Consolidated Operations
------------------------------------
Cost of merchandise sold                                          $    (1,809,093)           $   (1,121)   $    (1,810,214)
Gross margin                                                              738,497                (1,121)           737,376
Store operating, general and administrative expense                      (725,872)                4,772           (721,100)
Income from operations                                                     12,625                 3,651             16,276
Interest expense                                                          (19,884)               (1,085)           (20,969)
(Loss) income before income taxes                                          (5,367)                2,566             (2,801)
Benefit from (provision for) income taxes                                   2,136                (1,078)             1,058
Net (loss) income                                                          (3,231)                1,488             (1,743)
Net (loss) income - basic and diluted                             $         (0.08)           $     0.03    $         (0.05)



                                                                              28 Weeks Ended September 8, 2001
                                                                -----------------------------------------------------------
                                                                   As Previously
                                                                     Reported             Adjustments         As Restated
                                                                ------------------    ------------------  -----------------
Statement of Consolidated Operations
------------------------------------
Cost of merchandise sold                                          $    (4,236,365)           $    8,291    $    (4,228,074)
Gross margin                                                            1,699,519                 8,291          1,707,810
Store operating, general and administrative expense                    (1,669,352)                7,443         (1,661,909)
Income from operations                                                     30,167                15,734             45,901
Interest expense                                                          (48,944)               (2,530)           (51,474)
(Loss) income before income taxes                                         (15,043)               13,204             (1,839)
Benefit from (provision for) income taxes                                   4,673                (5,546)              (873)
Net (loss) income                                                         (10,370)                7,658             (2,712)
Net (loss) income - basic and diluted                             $         (0.27)           $     0.20    $         (0.07)






3.   Income Taxes

The income tax provision recorded for the 28 weeks ended September 7, 2002 and September 8, 2001 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.

Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Based upon the Company's continued assessment of the realization of its U.S. net deferred tax asset and its historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax asset in the amount of approximately $134 million for the 12 and 28 weeks ended September 7, 2002. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

The Company had a net current deferred tax asset related to its Canadian operations which was included in prepaid expenses and other current assets on its Consolidated Balance Sheet amounting to $1.8 million and a net non-current deferred tax asset related to its Canadian operations which was included in other assets on its Consolidated Balance Sheet amounting to $4.6 million at September 7, 2002.

The income tax provision recorded for the 28 weeks ended September 8, 2001 reflects a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, income tax expense for the 28 weeks ended September 8, 2001 was increased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to net operating loss carryforwards) resulting from the lower rates. Excluding this adjustment of the deferred tax asset, the Company would have had an income tax benefit of $0.3 million.

During the second quarter of fiscal 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2006. This additional Canadian tax rate reduction did not have a significant impact on the financial statements for the 12 and 28 weeks ended September 7, 2002 or September 8, 2001.


4.   Wholesale Franchise Business

As of September 7, 2002, the Company served 66 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $160 million and $154 million for the second quarters of fiscal 2002 and 2001, respectively, and $381 million and $362 million for the first 28 weeks of fiscal 2002 and 2001, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee, which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of an allowance for doubtful accounts, amounting to approximately $5.0 million and $2.8 million, are included in accounts receivable at September 7, 2002 and February 23, 2002, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $40.9 and $44.8 million are included in other assets at September 7, 2002 and February 23, 2002, respectively.

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


5.   Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets". The provisions of this statement were required to be applied by the Company starting in fiscal 2002. This statement applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill was no longer required to be amortized, but will be tested for impairment annually. Had goodwill continued to be amortized, the Company would have recorded $0.3 million and $0.8 million, respectively, in amortization expense during the 12 and 28 weeks ended September 7, 2002. Amortization expense for the 12 and 28 weeks ended September 8, 2001 was $0.3 million and $0.8 million, respectively. Additionally, impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company has completed its initial testing for impairment of goodwill and indefinite-lived intangible assets and has determined that no impairment existed at the end of the second quarter of fiscal 2002.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement were required to be adopted by the Company at the beginning of fiscal 2002. The Company has determined that no impairment occurred during the 12 and 28 weeks ended September 7, 2002.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 related to lease modification to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement will impact the timing of recognition of costs associated with the Company's store closures after December 31, 2002.


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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $29 million of the total net severance charges from the time of the original charges through September 7, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

The following table summarizes the activity related to the aforementioned charges since the beginning of fiscal 2001:


                                                                  Severance
                                                  Store              and
                                                Occupancy         Benefits           Total
                                            ----------------  ---------------   ---------------


Reserve Balance at Feb. 24, 2001                $   82,861        $    2,721        $   85,582
Addition                                             3,818 (1)             -             3,818
Utilization                                        (23,302)(2)          (544)          (23,846)
                                                ----------        ----------        ----------
Reserve Balance at Feb. 23, 2002                    63,377             2,177            65,554

Addition                                             1,861 (1)             -             1,861
Utilization                                         (7,829)(2)          (247)           (8,076)
                                                ----------        ----------        ----------
Reserve Balance at September 7, 2002            $   57,409        $    1,930        $   59,339
                                                ==========        ==========        ==========



(1) The additions to store occupancy of $3.8 million and $1.9 million during fiscal 2001 and the 28 weeks ended September 7, 2002 represent the present value of accrued interest related to lease obligations.

(2)  Store occupancy utilization of $23.3 million and $7.8 million for fiscal
     2001 and the 28 weeks ended September 7, 2002 represent lease and other occupancy payments made during those periods.



At September 7, 2002, approximately $9.4 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheet.

Included in the Statements of Consolidated Operations are the operating results of the aforementioned stores while they were open during the periods presented. The operating results of these stores were as follows:



                                                12 Weeks Ended                     28 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Sept. 7,         Sept. 8,          Sept. 7,         Sept. 8,
                                             2002             2001              2002             2001
                                        -------------     -------------    -------------     -------------

   Sales                                $           -     $          16     $           -    $         197
                                        =============     =============     =============    =============

   Operating loss                       $           -     $         (62)    $           -    $        (108)
                                        =============     ==============    =============    ==============



During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses should be closed and/or sold, and certain administrative streamlining should take place. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax through the third quarter of fiscal 2002. The following table details the amounts charged to the Statements of Consolidated Operations since the announcement of the initiative.



                                                          12 Weeks              28 Weeks
                                                            Ended                 Ended
     (In millions)                                      Sept. 7, 2002         Sept. 7, 2002          Fiscal 2001
                                                     ------------------    ------------------    ------------------

     Cost of merchandise sold                            $    0.2 (a)          $    1.1 (a)         $    3.9 (a)
     Store operating, general and
         administrative expense                               1.1 (b)               7.2 (c)            189.6 (d)
                                                         ------------          ------------         ------------

     Pretax charge                                       $    1.3              $    8.3             $  193.5
                                                         ============          ============         ============


(a) The amounts included in "Cost of merchandise sold" in the Statements of Consolidated Operations were comprised solely of inventory markdowns that were expensed as incurred.

(b) The entire pretax charge of $1.1 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for the 12 weeks ended September 7, 2002 related to closing costs that were expensed as incurred.

(c) Of the pretax charges of $7.2 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for the 28 weeks ended September 7, 2002, $3.6 million related to severance and $3.6 million related to closing costs that were expensed as incurred.

(d) Of the net pretax charges of $189.6 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for fiscal 2001, $80.8 million related to future vacancy costs, $24.3 million related to net severance charges, $81.5 million related to fixed asset and goodwill write-downs, and $3.0 million related to closing costs that were expensed as incurred.



To the extent fixed assets included in the items noted above could be used in other continuing operations, the Company has or will transfer those assets as needed. Fixed assets that the Company cannot transfer to other operations will be scrapped. Accordingly, the write-down recorded during fiscal 2001 was based on expected transfers.

Included in the $193.5 million net charges recorded during fiscal 2001 were other charges related to the plan that were not accounted for in the reserve recorded on the Consolidated Balance Sheets because they were expensed as incurred. Such costs have been, and will continue to be, expensed as incurred while the asset disposition is being executed. During fiscal 2001, these costs amounted to $8.7 million, which were primarily related to non-accruable closing costs and inventory markdowns. Also included in the $193.5 million net charges was a reversal of previously accrued severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada in accordance with Ontario provincial law. Included in the $1.3 million and $8.3 million pretax charges recorded during the 12 and 28 weeks ended September 7, 2002, were similar items that were not accounted for in the reserve recorded on the Consolidated Balance Sheets because they were expensed as incurred. These costs amounted to $1.3 million and $4.7 million, which were primarily related to non-accruable closing costs and inventory markdowns for the 12 and 28 weeks ended September 7, 2002. These costs for all periods discussed are excluded from the table below which represents only the reserve recorded on the balance sheet as well as the goodwill/fixed asset write-downs.

The following table summarizes the activity related to the aforementioned reserve recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                                           Severance
                                                              and            Goodwill/
                                         Occupancy         Benefits        Fixed Assets         Total
                                      ---------------  ----------------  --------------   ----------------

     Original Charge                    $    80,456     $      23,435      $    81,519      $    185,410
     Addition (1)                             1,673                 -                -             1,673
     Utilization (2)                         (1,806)           (2,891)         (81,519)          (86,216)
     Adjustment (3)                               -              (584)               -              (584)
                                        -----------     -------------      -----------      ------------
     Reserve Balance at
        February 23, 2002                    80,323            19,960                -           100,283

     Addition (1)                             2,502             3,544                -             6,046
     Utilization (2)                        (14,407)          (15,455)               -           (29,862)
                                        -----------     -------------      -----------      ------------
     Reserve Balance at
        September 7, 2002               $    68,418     $       8,049      $         -      $     76,467
                                        ===========     =============      ===========      ============

(1) The additions to occupancy of $1.7 million and $2.5 million during fiscal 2001 and the 28 weeks ended September 7, 2002 represent the present value of accrued interest related to lease obligations. The addition to severance of $3.5 million during the 28 weeks ended
         September 7, 2002 related to retention and productivity incentives that were accrued as earned.

(2)      Occupancy utilization of $1.8 million and $14.4 million during fiscal
         2001 and the 28 weeks ended September 7, 2002 represents vacancy related payments for closed locations. Severance utilization of $2.9 million and $15.5 million during fiscal 2001 and the 28 weeks ended
         September 7, 2002 represents payments made to terminated employees during the period. Goodwill/fixed asset utilization of $81.5 million during fiscal 2001 represents the write-off of fixed assets of the operations to be discontinued and the write-off of goodwill related to the Barn warehouse in Canada that was deemed to be impaired.

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


As of September 7, 2002, the Company paid approximately $18 million of the total severance charge recorded which resulted from the termination of approximately 970 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

At September 7, 2002, approximately $18.5 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheet.

Included in the Statements of Consolidated Operations are the operating results of the aforementioned stores while they were open during the periods presented. The operating results of these stores were as follows:




                                                12 Weeks Ended                     28 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Sept. 7,         Sept. 8,          Sept. 7,         Sept. 8,
                                             2002             2001              2002             2001
                                        -------------     -------------    -------------     -------------

     Sales                              $       7,434     $     69,636     $      26,546     $     167,686
                                        =============     ============     =============     =============

     Operating loss                     $        (932)    $     (6,853)    $      (2,220)    $     (14,807)
                                        =============     ============     =============     =============


As of September 7, 2002, the Company closed 37 of the aforementioned stores.

Based upon current available information, Management evaluated the reserve balances as of September 7, 2002 of $59.3 million for the 1998 phase of the asset disposition initiative and $76.5 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances will be recorded in the future, if necessary.


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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's Fiscal 2001 Annual Report. The Company measures segment performance based upon income (loss) from operations.

Interim information on segments is as follows:




                                                     12 Weeks Ended                              28 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
(Dollars in thousands)                                           September 8,                                September 8,
                                           September 7,              2001              September 7,              2001
                                               2002               As Restated              2002               As Restated
                                        ------------------    ------------------    -----------------     -----------------

Sales
     U.S. Retail                        $        1,888,469    $        1,977,265    $       4,401,647     $       4,607,193
     Canada Retail                                 451,934               416,431            1,024,818               967,008
     Canada Wholesale                              160,075               153,894              381,251               361,683
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,500,478    $        2,547,590    $       5,807,716     $       5,935,884
                                        ==================    ==================    =================     =================


Depreciation and amortization
     U.S. Retail                        $           52,385    $           52,728    $         117,415     $         124,388
     Canada Retail                                   9,459                 8,323               21,335                18,868
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           61,844    $           61,051    $         138,750     $         143,256
                                        ==================    ==================    =================     =================


(Loss) income from operations
     U.S. Retail                        $          (26,679)   $               82    $         (20,266)    $          15,832
     Canada Retail                                  16,754                10,251               28,256                16,289
     Canada Wholesale                                6,760                 5,943               16,616                13,780
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           (3,165)   $           16,276    $          24,606     $          45,901
                                        ==================    ==================    =================     =================


(Loss) income before income taxes
   and extraordinary item
     U.S. Retail                        $          (42,343)   $          (17,872)   $         (59,523)    $         (28,974)
     Canada Retail                                  15,687                 8,903               25,698                12,822
     Canada Wholesale                                6,956                 6,168               17,103                14,313
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (19,700)   $           (2,801)   $         (16,722)    $          (1,839)
                                        ==================    ==================    =================     =================


Capital expenditures
     U.S. Retail                        $           38,895    $           39,400    $         108,249     $         102,055
     Canada Retail                                   6,633                 3,163               25,770                21,426
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           45,528    $           42,563    $         134,019     $         123,481
                                        ==================    ==================    =================     =================



                                                                                       September 7,          February 23,
                                                                                           2002                  2002
                                                                                    -----------------     -----------------
Total assets
     U.S. Retail                                                                    $       2,371,195     $       2,595,810
     Canada Retail                                                                            543,701               521,278
     Canada Wholesale                                                                          71,264                73,358
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,986,160     $       3,190,446
                                                                                    =================     =================



8.   Gain On Proceeds From The Demutualization Of A Mutual Insurance Company

During the fourth quarter of fiscal 2001, the Company received cash and common stock totaling $60.6 million from the demutualization of The Prudential Insurance Company. This amount was recorded as a nonrecurring gain and included in the determination of pretax income for fiscal 2001. During the 28 weeks ended September 7, 2002, the Company sold its remaining holdings in this common stock and recognized a gain of $1.7 million. This gain was included in "Store operating, general and administrative expense" on the Company's Statement of Consolidated Operations for the 28 weeks ended September 7, 2002.


9.   Commitments and Contingencies

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who delivered groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On September 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Stipulation and Agreement of Settlement pursuant to which the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement remains subject to, among other things, the approval of the federal court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-2674 (FSH). On June 17, 2002, June 26, 2002, July 18, 2002 and July 31, 2002, four similar purported class action Complaints, captioned Huelsman v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-2882 (JAG); Davis v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3059 (WGB); Aurelien v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3442 (FSH); and Johnson v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3700 (FSH), respectively, were filed in the same federal district court. (The lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The Complaints in the Class Action Lawsuits purport to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices, and allege that the Company made material misrepresentations and omissions concerning its financial results. The Complaints in the Class Action Lawsuits seek unspecified money damages, costs and expenses. On July 17, 2002, the United States District Court for the District of New Jersey, upon motion by the plaintiff, dismissed the Davis Class Action Lawsuit, without prejudice and without costs against any party. On September 9, 2002, the Court entered an Order consolidating the Class Action Lawsuits and appointing Lead Plaintiffs and Lead and Liaison Plaintiffs' Counsel. A single Consolidated Amended Complaint is to be filed by plaintiffs in the Class Action Lawsuits.

On May 31, 2002, a stockholders' derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against the Company's directors (some of whom are also executive officers) in an action captioned Osher v. Barline, Civ. Action No. BER L-4673-02 (N.J. Super. Ct.) (the "Derivative Lawsuit"). The Complaint alleges that the defendants violated their fiduciary obligations to the Company and its stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of the Company, and seeks unspecified money damages, costs and expenses. On September 13, 2002, the parties submitted for the Court's consideration a stipulation and proposed Order staying the Derivative Lawsuit.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of the Company, including a discussion of the results of operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation -- a discussion of the Company's fiscal year end and interim reporting periods.
o Operating Results and Liquidity and Capital Resources -- a discussion of the following:
  - Results for the 12 weeks ended September 7, 2002 compared to the 12 weeks ended September 8, 2001;
  - Results for the 28 weeks ended September 7, 2002 compared to the 28 weeks ended September 8, 2001;
  - The Company's Asset Disposition Initiative; and
  - Current and expected future liquidity.
o Critical Accounting Policies -- a discussion of significant estimates made by Management.

BASIS OF PRESENTATION
---------------------
The Company's fiscal year ends on the last Saturday in February. Fiscal 2001 ended February 23, 2002, fiscal 2000 ended February 24, 2001 and fiscal 1999 ended February 26, 2000. Fiscal 2001, fiscal 2000 and fiscal 1999 were each comprised of 52 weeks. The first quarter of each fiscal year contains 16 weeks, while the other quarters each contain 12 weeks. As such, the second quarter year-to-date periods consist of 28 weeks. Except where noted, all per share data presented is both basic and diluted.


OPERATING RESULTS AND LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

12 WEEKS ENDED SEPTEMBER 7, 2002 COMPARED TO THE 12 WEEKS ENDED
SEPTEMBER 8, 2001
--------------------------------------------------------------------------------
OVERALL
-------
Sales for the second quarter of fiscal 2002 were $2.50 billion, compared with $2.55 billion in the second quarter of fiscal 2001; comparable store sales increased 0.5%. Net loss per share for the second quarter of fiscal 2002 was $3.76 compared to a net loss per share of $0.05 for the second quarter of fiscal 2001. Included in the Company's results for the second quarter of fiscal 2002 was a charge of $134 million relating to a U.S. net deferred tax asset valuation allowance ($3.48 per share; see Note 3 of the Company's Consolidated Financial Statements) and a $1.3 million charge ($0.8 million after tax or $0.02 per share) relating to its asset disposition initiative (see Note 6 of the Company's Consolidated Financial Statements).

The following schedule details the adjustments from "as reported" to "as adjusted" results for the second quarter of fiscal 2002:



                                                               Adjustments to be
                                          Second             (added) subtracted             Second               Second
                                          Quarter      -------------------------------      Quarter              Quarter
                                           2002             Asset       Deferred tax          2002                 2001
                                        results as      disposition    asset valuation      results              results
(In Millions)                            reported        initiative       allowance       as adjusted          As Restated*
                                      ---------------  --------------  ---------------    -----------         --------------


Sales                                  $    2,500.5       $      -         $        -     $  2,500.5          $    2,547.6
Cost of merchandise sold                   (1,790.9)          (0.2)                 -       (1,790.7)             (1,810.2)
                                       ------------       --------         ----------     ----------          -------------
Gross margin                                  709.6           (0.2)                 -          709.8                 737.4

Rate to sales                                28.38%                                           28.38%                 28.94%
Store operating, general and
    administrative expense                   (712.8)          (1.1)                 -         (711.7)               (721.1)

Rate to sales                                28.50%                                           28.46%                 28.31%
                                       ------------       ---------        ----------      ----------         ------------

(Loss) income from operations                  (3.2)          (1.3)                 -           (1.9)                 16.3
Interest expense                              (19.6)             -                  -          (19.6)                (21.0)
Interest income                                 3.1              -                  -            3.1                   1.9
                                       ------------       ---------        ----------     ----------          -------------
Loss before income taxes and
     extraordinary item                       (19.7)          (1.3)                 -          (18.4)                 (2.8)
(Provision for) benefit
     from income taxes                       (125.0)           0.5             (133.7)           8.2                   1.1
                                       ------------     -----------        ----------     ----------          ------------
Net loss before reinstatement of
     tax benefit                             (144.7)          (0.8)            (133.7)         (10.2)                 (1.7)
Reinstatement of tax benefit on
     extraordinary item                            -             -               (0.3)           0.3                      -
                                       -------------    ------------       ----------     ----------          -------------
Net loss                               $     (144.7)    $     (0.8)        $   (134.0)    $     (9.9)         $        (1.7)
                                       ============     ============       ==========     ==========          =============


* See Note 2 - Restatement of Previously Issued Financial Statements in the
Company's Consolidated Financial Statements.



SALES
-----
Sales for the second quarter of fiscal 2002 of $2,501 million decreased $47 million or 1.8% from sales of $2,548 million for the second quarter of fiscal 2001. The lower sales were due to a decrease in retail sales of $53 million offset by an increase in wholesale sales of $6 million. The decrease in retail sales was attributable to the closure of 91 stores since the beginning of the second quarter of fiscal 2001, of which 31 were closed in fiscal 2002, which decreased sales by $115 million. Included in the 91 stores closed since the beginning of second quarter of fiscal 2001 were 37 stores closed as part of the asset disposition initiative. Additionally, the unfavorable effect of the Canadian exchange rate decreased sales by $5 million. This decrease was partially offset by the opening of 34 new stores since the beginning of the second quarter of fiscal 2001, of which 19 were opened in fiscal 2002, increasing sales by $62 million. This was additionally offset by increased comparable store sales, which include replacement stores, for the second quarter of fiscal 2002 of 0.5% (down 1.2% in the U.S. and up 8.3% in Canada) when compared to the second quarter of fiscal 2001. The increase in wholesale sales was attributable to higher sales volume of $8 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $2 million.

Sales in the U.S. for the second quarter of fiscal 2002 decreased $89 million or 4.5% compared to the second quarter of fiscal 2001. Sales in Canada for the second quarter of fiscal 2002 increased $42 million or 7.3% from the second quarter of fiscal 2001.

Average weekly sales per supermarket were approximately $289,800 for the second quarter of fiscal 2002 versus $275,100 for the corresponding period of the prior year, an increase of 5.3%. This increase was primarily due to the following:

o Closure of smaller stores with lower average weekly sales;
o Closure of underperforming stores; and
o Opening and remodeling of larger stores.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 56 basis points to 28.38% for the second quarter of fiscal 2002 from 28.94% for the second quarter of fiscal 2001. This decrease was caused primarily by the following:

o More aggressive promotional activity in the U.S. stores and the coffee business during the current period in order to drive sales volume in response to competitive pressures; and
o Increased warehousing costs as a percentage of sales in the U.S. due to the fixed nature of such costs.

The gross margin dollar decrease of $28 million resulted from decreases in sales volume, the gross margin rate and the Canadian exchange rate. The U.S. operations gross margin decrease of $35 million resulted from decreases of $27 million due to lower sales volume and $8 million due to a lower gross margin rate. The Canadian operations gross margin increase of $7 million resulted from an increase of $11 million due to higher sales volume partially offset by decreases of $2 million due to a lower gross margin rate and $2 million from fluctuations in the Canadian exchange rate.

Also included in gross margin for the second quarter of fiscal 2002 were costs related to the Company's asset disposition initiative of $0.2 million which were incurred to mark down inventory in stores announced for closure. This charge did not impact gross margin as a percentage of sales for the second quarter of fiscal 2002. Gross margin for the second quarter of fiscal 2001 included costs of $1.1 million incurred as part of the Company's business process initiative. These costs were incurred to mark down inventory to be discontinued as a result of detailed category management studies.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $713 million for the second quarter of fiscal 2002 compared to $721 million for the second quarter of fiscal 2001. As a percentage of sales, SG&A was 28.50% for the second quarter of fiscal 2002 compared to 28.31% for the second quarter of fiscal 2001. Included in SG&A for the second quarter of fiscal 2002 were costs relating to the Company's asset disposition initiative of $1.1 million as described in Note 6 of the Consolidated Financial Statements. Excluding this item, SG&A was $712 million or 28.46% as a percentage of sales for the second quarter of fiscal 2002 compared to $721 million or 28.31% for the second quarter of fiscal 2001. This increase of 15 basis points was primarily due to the following:

o    Increased labor costs as a percentage of sales in the U.S.;
o More aggressive advertising activity in the U.S. and Canada during the current period in order to drive sales volume in response to competitive pressures;
o Higher occupancy costs as a percentage of sales in the U.S. due to the fixed nature of such costs; and
o Costs associated with the restatement of previously issued financial statements as discussed further in Note 2 of the Company's Consolidated Financial Statements.

Partially offset by the following:

o    Lower management bonus expenses;
o    Improved results on the disposal of fixed assets; and
o Lower expenditures related to the Company's business process initiative which has been ongoing since fiscal 2000 (the "business process initiative").

Included in SG&A for the second quarters of fiscal 2002 and fiscal 2001 were $15 million and $22 million, respectively, relating to the Company's business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

INTEREST EXPENSE
----------------
Interest expense of $20 million for the second quarter of fiscal 2002 decreased from the prior year amount of $21 million due primarily to the following:

o Lower interest expense on the Company's Secured Credit Agreement during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001; and
o The Company's effective utilization of interest rate swaps which commenced in the fourth quarter of fiscal 2001.

Partially offset by the following:

o Higher interest expense on the $275 million 9.125% Senior Notes due December 15, 2011 which were issued to refinance $178 million of the $200 million 7.70% Senior Notes due January 15, 2004.

The decreased borrowing requirement on the Company's Secured Credit Agreement was caused by the following:

o Proceeds received from the refinancing of $178 million of the $200 million 7.70% Senior Notes due January 15, 2004 with the issuance of $275 million 9.125% Senior Notes due December 15, 2011;
o Proceeds received on the sale leaseback transactions described in Note 14 of the Consolidated Financial Statements in the Company's Fiscal 2001 Annual Report on Form 10-K; and
o Proceeds received as a result of the demutualization of the Prudential Insurance Company as described in Note 8 of the Company's Consolidated Financial Statements filed herein.


INCOME TAXES
------------
Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Based upon the Company's continued assessment of the realization of its U.S. net deferred tax asset and its historic cumulative losses, the Company concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax asset in the amount of approximately $134 million during the 12 weeks ended September 7, 2002. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.



28 WEEKS ENDED SEPTEMBER 7, 2002 COMPARED TO THE 28 WEEKS ENDED
SEPTEMBER 8, 2001
--------------------------------------------------------------------------------

OVERALL
-------
Sales for the 28 weeks ended September 7, 2002 were $5.81 billion, compared with $5.94 billion for the 28 weeks ended September 8, 2001; comparable store sales increased 0.3%. Net loss per share for the 28 weeks ended September 7, 2002 was $3.71 compared to a net loss per share of $0.07 for the 28 weeks ended September 8, 2001. Included in the Company's results for the 28 weeks ended September 7, 2002 was a $134 million U.S. net deferred tax asset valuation allowance ($3.48 per share; see Note 3 of the Company's Consolidated Financial Statements), an extraordinary after tax charge of $0.4 million or $0.01 per share for the cost of repurchasing $37.7 million of its 7.75% Notes due April 15, 2007, an $8.3 million charge ($4.9 million after tax or $0.13 per share) relating to its asset disposition initiative (see Note 6 of the Company's Consolidated Financial Statements), and a nonrecurring pretax gain of $1.7 million ($1.0 million after tax or $0.03 per share) from proceeds received as a result of the sale of securities received as part of the demutualization of The Prudential Insurance Company (see Note 8 of the Company's Consolidated Financial Statements).

The following schedule details the adjustments from "as reported" to "as adjusted" results for the 28 weeks ended September 7, 2002:



                                                     Adjustments to be (added) subtracted
                                  28 Weeks       ---------------------------------------------     28 Weeks        28 Weeks
                                    Ended                                 Deferred    Gain on        Ended           Ended
                                Sept. 7, 2002       Asset       Extra-    tax asset   sale of   Sept. 7, 2002   Sept. 8, 2001
                                  results as     disposition   ordinary   valuation    common        results        results
(In Millions)                      reported      initiative      loss     allowance    stock      as adjusted    As Restated*
                                -------------   -------------  ---------  ---------  ---------  --------------   ------------

Sales                           $    5,807.7     $         -   $      -    $      -  $      -   $    5,807.7    $  5,935.9
Cost of merchandise sold            (4,150.6)           (1.0)         -           -         -       (4,149.6)     (4,228.1)
                                ------------     -----------   --------    --------  --------   ------------    -----------
Gross margin                         1,657.1            (1.0)         -           -                  1,658.1       1,707.8

Rate to sales                         28.53%                                                           28.55%        28.77%
Store operating, general and
    administrative expense          (1,632.5)           (7.3)         -           -       1.7       (1,626.9)     (1,661.9)

Rate to sales                         28.11%                                                           28.01%        28.00%
                                ------------     ------------  --------    --------  --------    ------------    ----------

Income (loss) from operations           24.6            (8.3)         -           -       1.7           31.2          45.9
Interest expense                       (46.4)              -          -           -         -          (46.4)        (51.5)
Interest income                          5.1               -          -           -         -            5.1           3.8
                                ------------     -----------   --------    --------  --------   ------------  -------------
(Loss) income before
     income taxes and
     extraordinary item                (16.7)           (8.3)         -           -       1.7          (10.1)         (1.8)
(Provision for) benefit
     from income taxes                (125.4)            3.4          -     (133.7)      (0.7)           5.6          (0.9)
                                ------------     -----------   --------    -------   --------   ------------  ------------
Net (loss) income before
     extraordinary item               (142.1)           (4.9)         -     (133.7)       1.0           (4.5)         (2.7)
Extraordinary loss on
     early extinguishment
     of debt                            (0.7)              -      (0.4)       (0.3)         -              -              -
                                ------------     -----------   -------     -------   --------   ------------  -------------
Net (loss) income               $     (142.8)    $      (4.9)  $  (0.4)    $(134.0)  $    1.0   $       (4.5) $       (2.7)
                                ============     ===========   =======     =======   ========   ============  =============


* See Note 2 - Restatement of Previously Issued Financial Statements in the
  Company's Consolidated Financial Statements.




SALES
-----
Sales for the 28 weeks ended September 7, 2002 of $5,808 million decreased $128 million or 2.2% from sales of $5,936 million for the 28 weeks ended September 8, 2001. The lower sales were due to a decrease in retail sales of $148 million partially offset by an increase in wholesale sales of $20 million. The decrease in retail sales was attributable to the closure of 103 stores since the beginning of fiscal 2001, of which 31 were closed in fiscal 2002, which decreased sales by $257 million. Included in the 103 stores closed since the beginning of fiscal 2001 were 37 stores closed as part of the asset disposition initiative. Additionally, the unfavorable effect of the Canadian exchange rate decreased sales by $13 million. This decrease was partially offset by the opening of 40 new stores since the beginning of fiscal 2001, of which 19 were opened in fiscal 2002, increasing sales by $109 million. This was additionally offset by increased comparable store sales, which include replacement stores, for the 28 weeks ended September 7, 2002 of 0.3% (down 1.1% in the U.S. and up 6.8% in Canada) when compared to the 28 weeks ended September 8, 2001. The increase in wholesale sales was attributable to higher sales volume of $24 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $4 million.

Sales in the U.S. for the 28 weeks ended September 7, 2002 decreased by $205 million or 4.5% compared to the 28 weeks ended September 8, 2001. Sales in Canada for the 28 weeks ended September 7, 2002 increased by $77 million or 5.8% from the 28 weeks ended September 8, 2001.

Average weekly sales per supermarket were approximately $287,100 for the 28 weeks ended September 7, 2002 versus $273,800 for the corresponding period of the prior year, an increase of 4.9%. This increase was primarily due to the closure of stores with lower average weekly sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 24 basis points to 28.53% for the 28 weeks ended September 7, 2002 from 28.77% for the 28 weeks ended September 8, 2001. The gross margin dollar decrease of $51 million resulted from decreases in sales volume, the gross margin rate and the Canadian exchange rate. The U.S. operations gross margin decrease of $65 million resulted from decreases of $63 million due to lower sales volume and $2 million due to a lower gross margin rate. The Canadian operations gross margin increase of $14 million resulted from an increase of $21 million due to higher sales volume partially offset by decreases of $3 million due to a lower gross margin rate and $4 million from fluctuations in the Canadian exchange rate.

Included in gross margin for the 28 weeks ended September 7, 2002 were costs related to the Company's asset disposition initiative of $1.0 million which were incurred to mark down inventory in stores announced for closure. Excluding this charge, as a percentage of sales, the gross margin rate would have been 28.55% for the 28 weeks ended September 7, 2002 compared to 28.77% for the 28 weeks ended September 8, 2001. This decrease was caused primarily by the following:

o More aggressive promotional activity in the U.S. stores and the coffee business during the current period in order to drive sales volume in response to competitive pressures; and
o Increased inventory shrink losses during the current year period compared to the prior year period.

Gross margin for the 28 weeks ended September 8, 2001 included costs of $5.6 million incurred as part of the Company's business process initiative. These costs were incurred to mark down inventory to be discontinued as a result of detailed category management studies.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $1,632 million for the 28 weeks ended September 7, 2002 compared to $1,662 million for the 28 weeks ended September 8, 2001. As a percentage of sales, SG&A was 28.11% for the 28 weeks ended September 7, 2002 compared to 28.00% for the 28 weeks ended September 8, 2001. Included in SG&A for the 28 weeks ended September 7, 2002 were costs relating to the Company's asset disposition initiative of $7.2 million as described in Note 6 of the Consolidated Financial Statements. Also included in SG&A for the 28 weeks ended September 7, 2002 was a gain of $1.7 million related to the sale of securities received as part of the demutualization of the Prudential Insurance Company as described in Note 8 of the Consolidated Financial Statements. Excluding these items, SG&A was $1,627 million or 28.01% as a percentage of sales for the 28 weeks ended September 7, 2002 compared to $1,662 million or 28.00% for the 28 weeks ended September 8, 2001. The major items impacting SG&A as a percentage of sales for the 28 weeks ended September 7, 2002 compared to the 28 weeks ended September 8, 2001 were as follows:

o    Increased labor costs as a percentage of sales in the U.S.;
o Higher consulting costs due to a non-merchandise product and service sourcing initiative; and
o Costs associated with the restatement of previously issued financial statements as discussed further in Note 2 of the Company's Consolidated Financial Statements.

Partially offset by the following:

o    Gains on the sale of property and equipment;
o Lower depreciation expense as a result of the aforementioned sale of property and equipment and the asset impairment recognized as a result of the asset disposition initiative;
o    Lower costs related to utilities; and
o    Lower costs related to the Company's business process initiative.


Included in SG&A for the 28 weeks ended September 7, 2002 and September 8, 2001 were $35.1 million and $48.9 million, respectively, relating to the Company's business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

INTEREST EXPENSE
----------------
Interest expense of $46 million for the 28 weeks ended September 7, 2002 decreased from the prior year amount of $51 million due primarily to the following:

o Lower interest expense on the Company's Secured Credit Agreement during the 28 weeks ended September 7, 2002 compared to the 28 weeks ended September 8, 2001; and
o The Company's effective utilization of interest rate swaps which commenced in the fourth quarter of fiscal 2001.

Partially offset by the following:

o Higher interest expense on the $275 million 9.125% Senior Notes due December 15, 2011 which were issued to refinance $178 million of the $200 million 7.70% Senior Notes due January 15, 2004.

The decreased borrowing requirement on the Company's Secured Credit Agreement was caused by the following:

o Proceeds received from the refinancing of $178 million of the $200 million 7.70% Senior Notes due January 15, 2004 with the issuance of $275 million 9.125% Senior Notes due December 15, 2011;
o Proceeds received on the sale leaseback transactions described in Note 14 of the Consolidated Financial Statements in the Company's Fiscal 2001 Annual Report on Form 10-K; and
o Proceeds received as a result of the demutualization of the Prudential Insurance Company as described in Note 8 of the Company's Consolidated Financial Statements filed herein.


INCOME TAXES
------------
SFAS 109 requires that a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Based upon the Company's continued assessment of the realization of its U.S. net deferred tax asset and its historic cumulative losses, the Company concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax asset in the amount of approximately $134 million during the 28 weeks ended September 7, 2002. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.


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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $29 million of the total net severance charges from the time of the original charges through September 7, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from Management's review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, the Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses should be closed and/or sold, and certain administrative streamlining should take place. As a result of these decisions, the Company announced on November 14, 2001 that it would incur costs of approximately $200 - $215 million pretax through the third quarter of fiscal 2002. The following table details the amounts charged to the Statements of Consolidated Operations since the announcement of the initiative.



                                                          12 Weeks              28 Weeks
                                                            Ended                 Ended
                                                        Sept. 7, 2002         Sept. 7, 2002          Fiscal 2001
                                                     ------------------    ------------------    ------------------

     Cost of merchandise sold                            $    0.2 (a)          $    1.1 (a)         $     3.9 (a)
     Store operating, general and
         administrative expense                               1.1 (b)               7.2 (c)             189.6 (d)
                                                         --------              --------             ---------
     Pretax charge                                       $    1.3              $    8.3             $   193.5
                                                         ========              ========             =========


(a) The amounts included in "Cost of merchandise sold" in the Statements of Consolidated Operations were comprised of inventory markdowns that were expensed as incurred.

(b) The entire pretax charge of $1.1 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for the 12 weeks ended September 7, 2002 related to closing costs that were expensed as incurred.

(c) Of the pretax charges of $7.2 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for the 28 weeks ended September 7, 2002, $3.6 million related to severance and $3.6 million related to closing costs that were expensed as incurred.

(d) Of the net pretax charges of $189.6 million included in "Store operating, general and administrative expense" in the Statement of Consolidated
      Operations for fiscal 2001, $80.8 related to future vacancy costs, $24.3 million related to net severance charges, $81.5 million related to fixed asset and goodwill write-downs, and $3.0 million related to closing costs that were expensed as incurred.



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

As of September 7, 2002, the Company paid approximately $18 million of the total severance charge recorded which resulted from the termination of approximately 970 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

As of September 7, 2002, the Company had closed 37 of the aforementioned stores.

Based upon current available information, Management evaluated the reserve balances as of September 7, 2002 of $59.3 million for the 1998 phase of the asset disposition initiative and $76.5 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances will be recorded in the future, if necessary.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had negative working capital of $81 million at September 7, 2002 compared to positive working capital of $28 million at February 23, 2002. The Company had cash and cash equivalents aggregating $146 million at September 7, 2002 compared to $169 million at the end of fiscal 2001. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows;
o    A decrease in inventories due to seasonality;
o A decrease in the net deferred tax asset due to the recording of a valuation allowance for the entire U.S. net deferred tax asset (see Note 3 of the Company's Consolidated Financial Statements);
o A decrease in prepaid expenses and other current assets due primarily to the sale of securities received as part of the demutualization of The Prudential Insurance Company (see Note 8 of the Company's Consolidated Financial Statements); and
o An increase in short-term borrowings due to temporary borrowings under the Company's revolving credit facility.

Partially offset by the following:

o A decrease in accounts payable due to seasonality and timing of payments; and
o    A decrease in other accruals.

At September 7, 2002, the Company had a $425 million secured revolving credit agreement (the "Secured Credit Agreement") expiring December 31, 2003, with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement was secured primarily by inventory and Company-owned real estate. The Secured Credit Agreement was comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$133 million at September 7, 2002). As of September 7, 2002, the Company had $30 million of borrowings under the Secured Credit Agreement. Accordingly, as of September 7, 2002, after reducing availability for outstanding letters of credit and inventory requirements, the Company had $255 million available under the Secured Credit Agreement. Borrowings under the agreement bear interest based on the variable LIBOR pricing. On March 21, 2002 and April 23, 2002, the Company amended the Secured Credit Agreement in order to allow for, among other things, additional debt repayments, the ability to enter additional interest rate hedging agreements and an increase in the amount of letters of credit available under the agreement. In addition, $385 million of the initial $425 million of loan commitments under the original facility scheduled to expire in December 2003 was extended for an additional 18 months and will now expire in June 2005.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. At September 7, 2002, the Company was in compliance with all of its covenants. On October 10, 2002, the Company amended the Secured Credit Agreement to change the fixed charge coverage ratio from 1.65 to 1.4 for the remainder of the term of the Secured Credit Agreement.

The Company has active Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $75 million of debt and/or equity securities as of September 7, 2002 at terms determined by market conditions at the time of sale.

During the 28 weeks ended September 7, 2002, the Company funded its capital expenditures and debt repayments through internally generated funds combined with proceeds from disposals of property. Capital expenditures totaled $134 million during the 28 weeks ended September 7, 2002, which included 19 new supermarkets, 20 major remodels or enlargements and capital expenditures related to the business process initiative.

For the remainder of fiscal 2002, the Company has planned capital expenditures of approximately $140 million. These expenditures relate primarily to opening 6 new supermarkets, enlarging or remodeling 50 - 55 supermarkets, and capital purchases associated with the Company's business process initiative. The Company currently expects to close a total of approximately 10 stores during the remainder of fiscal 2002.

The Company does not expect to pay dividends in the foreseeable future.

The Company's existing senior debt rating was B2 with negative implications with Moody's Investors Service and BB with negative implications with Standard & Poor's Ratings Group ("S&P") as of September 7, 2002. On October 18, 2002, S&P lowered its rating on the Company's debt to BB- with negative implications. Future rating changes could affect the availability and cost of financing to the Company.

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

Self-Insurance Reserves
-----------------------
The Consolidated Balance Sheets include liabilities with respect to self-insured workers' compensation and general liability claims. The Company estimates the required liability of such claims on a discounted basis, utilizing an actuarial method which is based upon various assumptions which include, but are not limited to, the Company's historical loss experience, projected loss development factors, actual payroll, and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, the Company records a liability for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable cost recoveries from sublease rentals. If estimated cost recoveries exceed the liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. The Company estimates future net cash flows based on its experience and knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to the Company's estimates.

Income Taxes
------------
The Company has net operating loss carryforwards from its Canadian operations. This net operating loss carryforward will expire between February 2003 and February 2009. The Company has assessed its ability to utilize the Canadian net operating loss carryforwards and concluded that no valuation allowance currently is required since the Company believes that it is more likely than not that the net operating loss carryforwards will be utilized either by generating taxable income or through tax planning strategies. However, this cannot be assured. Accordingly, some portions of these net operating loss carryforwards may expire before they can be utilized by the Company to reduce its income tax obligations. As discussed in Note 3 of the Consolidated Financial Statements, the Company recorded a valuation allowance for the entire U.S. net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if the Company experiences improvement in its U.S. operations prior to the expiration of the U.S. net operating loss carryforwards between 2019 and 2022.

Inventories
-----------
Store inventories are valued principally at the lower of cost or market with cost determined under the retail method on a first-in, first-out basis. Warehouse and other inventories are valued primarily at the lower of cost or market with cost determined on a first-in, first-out basis. Inventories of certain acquired companies are valued using the last-in, first-out method, which was their practice prior to acquisition. The Company evaluates inventory shrinkage throughout the year based on actual physical counts in its stores and distribution centers and records reserves based on the results of these counts to provide for the estimated shrinkage as of the balance sheet date.





ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates
--------------
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $739 million in notes as of September 7, 2002 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Since the Company has borrowed minimal amounts under these facilities during the first 28 weeks of fiscal 2002, a presumed 1% change in LIBOR would not have had a material impact on interest expense.

The Company has entered into three interest rate swaps with commercial banks with an aggregate notional amount of $150 million, all maturing on April 15, 2007. These hedging agreements were designated as fair value hedging instruments and effectively convert a portion of the Company's 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt. There were no ineffective changes in fair value of these hedging agreements. At September 7, 2002, these hedging agreements had a fair value of $11.1 million that was recorded as an asset on the Company's Consolidated Balance Sheets. An assumed 1% change in LIBOR during the 12 and 28 weeks ended September 7, 2002 would have impacted borrowing costs by $0.3 million and $0.6 million, respectively.

Foreign Exchange Risk
---------------------
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 28 weeks ended September 7, 2002, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $1.4 million and $2.6 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on its financial position or cash flows.





ITEM 4 - Controls and Procedures

Within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Office and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

This evaluation consisted of a year-end control review that was subsequently updated in October 2002. The following paragraphs detail Management's significant areas of focus to further enhance internal controls:

o The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to vendor allowance transactions. The actions related to vendor allowances include, among others, revising the vendor allowance transaction reporting form, providing additional training to employees concerning financial reporting obligations with an emphasis on vendor allowance transactions, establishing additional internal resources to account for and review on a regular basis vendor allowance transactions, and providing additional management and internal audit oversight of vendor allowances.

o Further, subsequent to September 7, 2002, the Company implemented an enterprise resource planning system encompassing the finance function and is in the process of implementing this platform for the human resources function. This new system provides a common platform for all the Company's operations, including the improvement of approval and authorization processes and information flow across the organization. This system will serve as the record keeping tool for, among others, general ledger, accounts payable, accounts receivable, fixed assets and payroll.

Other than the above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

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









                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who delivered groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On September 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Stipulation and Agreement of Settlement pursuant to which the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement remains subject to, among other things, the approval of the federal court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-2674 (FSH) . On June 17, 2002, June 26, 2002, July 18, 2002 and July 31, 2002, four similar purported class action Complaints, captioned Huelsman v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-2882 (JAG); Davis v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3059 (WGB); Aurelien v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3442 (FSH); and Johnson v. The Great Atlantic & Pacific Tea Co., Inc., Civ. Action No. 02-3700 (FSH), respectively, were filed in the same federal district court. (The lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The Complaints in the Class Action Lawsuits purport to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices, and allege that the Company made material misrepresentations and omissions concerning its financial results. The Complaints in the Class Action Lawsuits seek unspecified money damages, costs and expenses. On July 17, 2002, the United States District Court for the District of New Jersey, upon motion by the plaintiff, dismissed the Davis Class Action Lawsuit, without prejudice and without costs against any party. On September 9, 2002, the Court entered an Order consolidating the Class Action Lawsuits and appointing Lead Plaintiffs and Lead and Liaison Plaintiffs' Counsel. A single Consolidated Amended Complaint is to be filed by plaintiffs in the Class Action Lawsuits.

On May 31, 2002, a stockholders' derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against the Company's directors (some of whom are also executive officers) in an action captioned Osher v. Barline, Civ. Action No. BER L-4673-02 (N.J. Super. Ct.) (the "Derivative Lawsuit"). The Complaint alleges that the defendants violated their fiduciary obligations to the Company and its stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of the Company, and seeks unspecified money damages, costs and expenses. On September 13, 2002, the parties submitted for the Court's consideration a stipulation and proposed Order staying the Derivative Lawsuit.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.


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

           3.2 By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 2, 2002 (incorporated herein by reference to Exhibit 3.2 to Form 10-K filed on July 5, 2002)

           4.1 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K)

           4.2 First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to
                               Exhibit 4.1 to Form 8-K filed on December 4,
                               2001)

           4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between the Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

           10.1 Employment Agreement, made and entered into as of the 8th day of January, 2001, by and between the Company and Elizabeth R. Culligan (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Culligan Agreement")

           10.2 Amendment to Culligan Agreement dated April 8, 2002 (incorporated herein by reference to Exhibit
                               10.3 to Form 10-K filed on July 5, 2002)

           10.3 Employment Agreement dated December 6, 1994, between the Company and Fred Corrado (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 24, 1995)

           10.4 Amendment to Fred Corrado Employment Agreement dated February 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on July 5, 2002)

           10.5 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

           10.6 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit
                               10.7 to Form 10-K filed on July 5, 2002)

           10.7 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between the Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on July 5, 2002)

           10.8 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Nicholas Ioli, Jr. (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001)

           10.9 Amendment to Nicholas Ioli Employment Agreement dated April 3, 2002 (incorporated herein by reference to Exhibit 10.10 to Form 10-K filed on July 5, 2002)

           10.10 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and Laurane Magliari (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Magliari Agreement")

           10.11 Amendment to Magliari Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit
                               10.12 to Form 10-K filed on July 5, 2002)

           10.12 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.13 Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between the Company and David A. Smithies (incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on July 5, 2002)

           10.14 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.15 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.16 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

           10.17 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.18               1994 Stock Option Plan for Non-Employee
                               Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

           10.19 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

           10.20 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.21 Credit Agreement dated as of February 23, 2001, among the Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.22 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.23 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.24 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.25 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.26 Employment Agreement, made and entered into as of the 2nd day of October, 2002 by and between the Company and Peter Jueptner, as filed herein

           10.27 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement as filed herein

           15 Independent Auditors' Consent (incorporated herein by reference to Exhibit 23 to Form 10-K filed on July 5, 2002)

           24                  Not Applicable

(b)      Reports on Form 8-K

On September 18, 2002, the Company filed a report on Form 8-K disclosing that on September 11, 2002, the Board of Directors of the Company, based upon the recommendation of the Company's Audit Committee, dismissed Deloitte & Touche LLP (D&T) as its independent auditors, and engaged PricewaterhouseCoopers LLP to serve as the Company's new independent auditors for fiscal 2002.

On September 24, 2002, the Company filed a Form 8-K/A, amending its Form 8-K filed on September 18, 2002. The Form 8-K/A was comprised solely of Exhibit 16.2, a revised letter from D&T to the Company, which broadened the breadth of D&T's concurrence with certain statements made by the Company in its Form 8-K filed on September 18, 2002.


                 The Great Atlantic & Pacific Tea Company, Inc.




SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated: October 21, 2002            By:    /s/ Brenda M. Galgano
                                         -------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                        Controller (Chief Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, Christian W.E. Haub, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Christian W.E. Haub                              Date:  October 21, 2002
-----------------------
Christian W. E. Haub
Chairman of the Board,
Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Mitchell P. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Mitchell P. Goldstein                            Date:  October 21, 2002
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer




                   Certification Accompanying Periodic Report
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W.E. Haub, Chairman of the Board and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 7, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated: October 21, 2002                          /s/ Christian W.E. Haub
                                                -----------------------
                                                Chairman of the Board,
                                                Chief Executive Officer




Dated: October 21, 2002                         /s/ Mitchell P. Goldstein
                                                -------------------------
                                                Senior Vice President,
                                                Chief Financial Officer