Form 10-Q
period 2002-11-30
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2003-01-10
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended November 30, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

          Maryland                                       13-1890974
-------------------------------                      --------------------
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

                                 YES [X] NO [ ]

As of December 2, 2002 the Registrant had a total of 38,515,806 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                              The Great Atlantic & Pacific Tea Company, Inc.
                                                   Statements of Consolidated Operations
                                        (Dollars in thousands, except share and per share amounts)
                                                                 (Unaudited)


                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   Dec. 1, 2001                              Dec. 1, 2001
                                                                   (As Restated                              (As Restated
                                               Nov. 30, 2002        See Note 2)          Nov. 30, 2002        See Note 2)
                                            ------------------  ------------------    ------------------  -----------------

Sales                                            $  2,466,475      $    2,525,388        $    8,274,191      $   8,461,272
Cost of merchandise sold                           (1,774,345)         (1,798,476)           (5,924,935)        (6,026,550)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          692,130             726,912             2,349,256          2,434,722
Store operating, general and
    administrative expense                           (699,733)           (862,196)           (2,332,253)        (2,524,105)
                                                 ------------      --------------        ---------------     -------------
(Loss) income from operations                          (7,603)           (135,284)               17,003            (89,383)

Interest expense                                      (19,816)            (20,495)              (66,208)           (71,969)
Interest income                                         1,231               1,450                 6,295              5,184
                                                 ------------      --------------        --------------      -------------
Loss before income taxes and
    extraordinary item                                (26,188)           (154,329)              (42,910)          (156,168)
(Provision for) benefit from income taxes              (3,544)             64,693              (128,947)            63,820
                                                 ------------      --------------        --------------      -------------
Loss before extraordinary item                        (29,732)            (89,636)             (171,857)           (92,348)
Extraordinary loss on early
    extinguishment of debt                                  -                   -                  (684)                 -
                                                 ------------      --------------        --------------      -------------
Net loss                                         $    (29,732)     $      (89,636)       $     (172,541)     $     (92,348)
                                                 ============      ==============        ==============      =============

Net loss per share - basic and diluted:
    Loss before extraordinary item               $      (0.77)     $        (2.34)       $       (4.46)      $       (2.41)
    Extraordinary loss on early extinguishment
       of debt                                              -                    -               (0.02)                  -
                                                 ------------      ---------------       -------------       -------------
Net loss per share - basic and diluted           $      (0.77)     $        (2.34)       $       (4.48)      $       (2.41)
                                                 ============      ==============        ==============      =============


Weighted average number of
    common shares outstanding                      38,515,806          38,347,225            38,488,514         38,347,219
Common stock equivalents                                6,337             678,214               529,313            473,250
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           38,522,143          39,025,439            39,017,827         38,820,469
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



                                                                                                  Accumulated
                                          Common Stock            Additional                         Other              Total
                                 -----------------------------      Paid-in       Retained       Comprehensive      Stockholders'
                                     Shares         Amount          Capital       Earnings       (Loss)/Income          Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------

40 Week Period Ended
November 30, 2002
-----------------
Balance at beginning of period       38,367,628    $    38,368    $   456,753     $   254,896      $   (77,029)      $   672,988
Net loss                                                                             (172,541)                          (172,541)
Other comprehensive income                                                                               4,445             4,445
Stock options exercised                 148,178            148          2,658                                              2,806
                                   ------------    -----------    -----------     -----------      -----------       -----------
Balance at end of period             38,515,806    $    38,516    $   459,411     $    82,355      $   (72,584)      $   507,698
                                   ============    ===========    ===========     ===========      ===========       ===========

40 Week Period Ended
December 1, 2001
As Restated - See Note 2
------------------------
Balance at beginning of period       38,347,216    $    38,347    $   456,470     $   326,802      $   (72,808)      $   748,811
Net loss                                                                              (92,348)                           (92,348)
Other comprehensive loss                                                                                (1,214)           (1,214)
                                   ------------    -----------    -----------     -----------      -----------       -----------
Balance at end of period             38,347,216    $    38,347    $   456,470     $   234,454      $   (74,022)      $   655,249
                                   ============    ===========    ===========     ===========      ===========       ===========



Comprehensive Income
                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   (As Restated                              (As Restated
                                                                    See Note 2)                               See Note 2)
                                               Nov. 30, 2002       Dec. 1, 2001          Nov. 30, 2002       Dec. 1, 2001
                                            ------------------  ------------------    ------------------  -----------------

Net loss                                         $    (29,732)       $   (89,636)           $  (172,541)        $  (92,348)
                                                 ------------        -----------            -----------         ----------
Reclassification adjustment for gains
    included in net loss                                    -                   -                  (933)                 -
Unrealized gain on derivatives                          2,408                  -                  2,256                 -
Foreign currency translation adjustment                (2,101)              (940)                 3,122             (1,214)
                                                 ------------        -----------            -----------         ----------
Other comprehensive income (loss)                         307               (940)                 4,445             (1,214)
                                                 ------------        -----------            -----------         ----------
Total comprehensive loss                         $    (29,425)       $   (90,576)           $  (168,096)        $  (93,562)
                                                 ============        ===========            ===========         ==========





                          See Notes to Quarterly Report

                            The Great Atlantic & Pacific Tea Company, Inc.
                                     Consolidated Balance Sheets
                            (Dollars in thousands except share amounts)
                                          (Unaudited)


                                                                                  November 30,                     February 23,
                                                                                      2002                             2002
                                                                              --------------------             --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     171,210                 $      168,620
      Accounts receivable, net of allowance for doubtful accounts of $9,512 and $9,198 at November 30, 2002 and
         February 23, 2002, respectively                                                192,526                        206,188
      Inventories                                                                       745,430                        716,083
      Prepaid expenses and other current assets                                          36,674                        121,183
                                                                                  -------------                 --------------
         Total current assets                                                         1,145,840                      1,212,074
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,590,808                      1,627,722
         Property leased under capital leases                                            74,004                         76,800
                                                                                  -------------                 --------------
      Property - net                                                                  1,664,812                      1,704,522
      Other assets                                                                      174,637                        273,850
                                                                                  -------------                 --------------
Total assets                                                                      $   2,985,289                 $    3,190,446
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       1,504                 $          526
      Current portion of obligations under capital leases                                12,601                         10,691
      Accounts payable                                                                  515,370                        547,113
      Book overdrafts                                                                   174,239                        127,079
      Accrued salaries, wages and benefits                                              166,071                        167,724
      Accrued taxes                                                                      66,361                         69,559
      Other accruals                                                                    233,051                        261,771
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,169,197                      1,184,463
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    826,638                        779,440
      Long-term obligations under capital leases                                         87,081                         93,587
      Other non-current liabilities                                                     394,675                        459,968
                                                                                  -------------                 --------------
Total liabilities                                                                     2,477,591                      2,517,458
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,515,806 and 38,367,628
         shares at November 30, 2002 and February 23, 2002,  respectively                38,516                         38,368
      Additional paid-in capital                                                        459,411                        456,753
      Accumulated other comprehensive loss                                              (72,584)                       (77,029)
      Retained earnings                                                                  82,355                        254,896
                                                                                  -------------                 --------------
Total stockholders' equity                                                              507,698                        672,988
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,985,289                 $    3,190,446
                                                                                  =============                 ==============






                          See Notes to Quarterly Report

                                The Great Atlantic & Pacific Tea Company, Inc.
                                     Statements of Consolidated Cash Flows
                                            (Dollars in thousands)
                                                 (Unaudited)





                                                                                                40 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             Dec. 1, 2001
                                                                                                             (As Restated
                                                                                  Nov. 30, 2002               See Note 2)
                                                                             ----------------------     ----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (172,541)              $   (92,348)
   Adjustments to reconcile net loss to cash provided
           by operating activities:
       Asset disposition initiative                                                        (2,862)                  172,474
       Depreciation and amortization                                                      199,881                   204,953
       Deferred income tax provision (benefit)                                            147,624                   (66,107)
       (Gain) loss on disposal of owned property                                           (4,806)                       22
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  38,776                   (21,890)
       Increase in inventories                                                            (28,076)                  (22,038)
       Decrease (increase) in prepaid expenses and other current assets                    25,178                   (18,108)
       Decrease in other assets                                                            18,552                   10,287
       (Decrease) increase in accounts payable                                            (43,466)                   15,811
       (Decrease) increase in accrued salaries, wages and benefits                         (2,318)                    4,635
       (Decrease) increase in accrued taxes                                               (26,654)                    4,566
       (Decrease) increase in other accruals                                              (28,833)                    2,897
       Decrease in other non-current liabilities                                          (69,088)                  (24,101)
       Other operating activities, net                                                      5,462                    (6,945)
                                                                                      -----------               -----------
Net cash provided by operating activities                                                  56,829                   164,108
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (182,278)                 (176,209)
   Gain on sale of securities                                                              (1,717)                        -
   Proceeds from disposal of property                                                      51,982                    97,843
                                                                                      -----------               -----------
Net cash used in investing activities                                                    (132,013)                  (78,366)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term debt                                                              28,000                    10,000
   Proceeds under revolving lines of credit                                                98,253                 1,092,412
   Payments on revolving lines of credit                                                  (48,253)               (1,192,018)
   Proceeds from long-term borrowings                                                          87                       915
   Payments on long-term borrowings                                                       (37,578)                  (22,404)
   Principal payments on capital leases                                                    (9,530)                   (9,030)
   Increase in book overdrafts                                                             47,068                    20,419
   Deferred financing fees                                                                 (3,470)                   (5,678)
   Proceeds from exercises of stock options                                                 2,806                         2
                                                                                      -----------               -----------
Net cash used in financing activities                                                      77,383                  (105,382)

   Effect of exchange rate changes on cash and cash equivalents                               391                      (705)
                                                                                      -----------               -----------
Net increase in cash and cash equivalents                                                   2,590                   (20,345)
Cash and cash equivalents at beginning of period                                          168,620                   131,550
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   171,210               $   111,205
                                                                                      ===========               ===========






                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. (the "Company") for the 12 and 40 weeks ended November 30, 2002 and December 1, 2001, respectively, are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2001 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

2.   Restatement of Previously Issued Financial Statements

Prior to filing its 2001 Annual Report on Form 10-K, the Company discovered certain irregularities relating to the timing for the recognition of vendor allowances and the accounting for certain inventory. As the Company announced on May 24, 2002, it promptly commenced a review of these issues. This review caused the Company to delay filing its Annual Report on Form 10-K. As a result of the accounting errors discovered during this review, the Company restated its financial statements for fiscal 1999 and fiscal 2000, and supplementary unaudited financial information for the first, second and third quarters of fiscal 2001. In addition, the Company restated its financial statements to correct other accounting errors for 1) the timing of the recognition of certain other vendor allowances which were not accounted for in accordance with generally accepted accounting principles ("GAAP"), 2) the use of a method of estimating self-insurance reserves which did not comply with GAAP, and 3) the recognition of sublet income associated with certain closed stores, which did not comply with GAAP. The summary of the effects of the restatement are presented in the tables below entitled "Overall Impact of the Restatement".

Overall Impact of the Restatement
---------------------------------
The following schedules show the effects of the restatement on previously reported earnings for the 12 and 40 weeks ended December 1, 2001. The restatement had the aggregate effect of decreasing retained earnings by $75 million as of February 27, 1999. This amount had previously been reported as net income in years prior to fiscal 1999 using accounting methods that did not conform with GAAP. In general, the Company's prior methodologies understated its reported earnings for the 12 and 40 weeks ended December 1, 2001. This resulted from errors in accounting from reduced recognition of vendor allowance credits and increased recognition of self-insurance claims expense in order to reduce the balance sheet underaccruals for these matters. The Company restated its financial statements to properly present its results of operations and financial condition in accordance with GAAP.






Before Tax (a)                                                                 Earnings Increase (Decrease)
--------------                                                       ------------------------------------------------
                                                                         12 Weeks Ended            40 Weeks Ended
                                                                        December 1, 2001          December 1, 2001
                                                                     ---------------------     ----------------------

(Dollars in millions)
Vendor allowances:
     Irregularities                                                      $    (2,559)              $    (6,871)
     Non-GAAP policy                                                           4,109                    17,245
Perishable inventory irregularity                                                (75)                     (608)
Self-insurance reserves                                                        3,523                     9,278
Closed store subleases                                                           (83)                     (925)
                                                                         -----------               -----------
Pre-tax impact of restatement                                                  4,915                    18,119
Provision for income taxes                                                    (2,064)                   (7,610)
                                                                         -----------               -----------
Total impact of restatement                                              $     2,851               $    10,509
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





                                                                               Earnings Increase (Decrease)
                                                                     ------------------------------------------------
                                                                         12 Weeks Ended            40 Weeks Ended
                                                                        December 1, 2001          December 1, 2001
                                                                     ---------------------     ----------------------


Selling, general and administrative expense                              $     4,608               $    12,893
Interest expense                                                              (1,085)                   (3,615)
                                                                         -----------               -----------
                                                                         $     3,523               $     9,278
                                                                         ===========               ===========



Effect on Net Income                                                           Earnings Increase (Decrease)
--------------------                                                 ------------------------------------------------
                                                                         12 Weeks Ended            40 Weeks Ended
                                                                        December 1, 2001          December 1, 2001
                                                                     ---------------------     ----------------------
(Dollars in millions)
Vendor allowances:
     Irregularities                                                      $    (1,484)              $    (3,985)
     Non-GAAP policy                                                           2,383                    10,002
Perishable inventory irregularity                                                (44)                     (353)
Self-insurance reserves                                                        2,043                     5,381
Closed store subleases                                                           (47)                     (536)
                                                                         -----------               -----------
Total impact of the restatement                                          $     2,851               $    10,509
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

The following is a summary of the significant effects of the restatement on the Company's Statements of Consolidated Operations for the 12 and 40 weeks ended December 1, 2001:




                                                                               12 Weeks Ended December 1, 2001
                                                                -----------------------------------------------------------
(Dollars in thousands)                                             As Previously
                                                                     Reported             Adjustments         As Restated
                                                                ------------------    ------------------  -----------------

Statement of Consolidated Operations
------------------------------------
Cost of merchandise sold                                          $    (1,799,951)           $    1,475     $   (1,798,476)
Gross margin                                                              725,437                 1,475            726,912
Store operating, general and administrative expense                      (866,721)                4,525           (862,196)
(Loss) income from operations                                            (141,284)                6,000           (135,284)
Interest expense                                                          (19,410)               (1,085)           (20,495)
(Loss) income before income taxes                                        (159,244)                4,915           (154,329)
Benefit from (provision for) income taxes                                  66,757                (2,064)            64,693
Net (loss) income                                                         (92,487)                2,851            (89,636)
Net (loss) income - basic and diluted                             $        (2.41)            $     0.07     $        (2.34)



                                                                               40 Weeks Ended December 1, 2001
                                                                -----------------------------------------------------------
                                                                   As Previously
                                                                     Reported             Adjustments         As Restated
                                                                ------------------    ------------------  -----------------
Statement of Consolidated Operations
------------------------------------
Cost of merchandise sold                                          $    (6,036,316)           $    9,766     $   (6,026,550)
Gross margin                                                            2,424,956                 9,766          2,434,722
Store operating, general and administrative expense                    (2,536,073)               11,968         (2,524,105)
(Loss) income from operations                                            (111,117)               21,734            (89,383)
Interest expense                                                          (68,354)               (3,615)           (71,969)
(Loss) income before income taxes                                        (174,287)               18,119           (156,168)
Benefit from (provision for) income taxes                                  71,430                (7,610)            63,820
Net (loss) income                                                        (102,857)               10,509            (92,348)
Net (loss) income - basic and diluted                             $        (2.68)            $     0.27     $        (2.41)



3.   Income Taxes

The income tax provision recorded for the 40 weeks ended November 30, 2002 and December 1, 2001 reflects the Company's estimated expected annual tax rates applied to its respective domestic and foreign financial results.

Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon the Company's continued assessment of the realization of its U.S. net deferred tax asset and its historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax asset in the amount of approximately $134 million during the 28 weeks ended September 7, 2002. During the 12 weeks ended November 30, 2002, the valuation allowance was increased by an additional $15 million. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

The Company had a net current deferred tax asset related to its Canadian operations which was included in prepaid expenses and other current assets on its Consolidated Balance Sheet totaling $1.9 million and a net non-current deferred tax asset related to its Canadian operations which was included in other assets on its Consolidated Balance Sheet totaling $3.5 million at November 30, 2002.

The income tax benefit recorded for the 40 weeks ended December 1, 2001 reflects a one-time adjustment relating to an enacted federal tax rate reduction from the Canadian government. This new legislation which became effective during the first quarter of fiscal 2001 will reduce the Canadian federal corporate income tax rate by a total of 7% from 28% to 21% by January 1, 2004. However, the income tax benefit for the 40 weeks ended December 1, 2001 was decreased by $1.2 million to reflect the reduction in value of the deferred Canadian tax asset (primarily relating to net operating loss carryforwards) resulting from the lower rates. Excluding this adjustment of the deferred tax asset, the Company would have had an income tax benefit of $65.0 million or 41.6% of the loss before income taxes.

During the 40 weeks ended December 1, 2001, the Ontario government enacted corporate income tax rate changes, gradually reducing the rate from 14% to 8% by January 1, 2006. This additional Canadian tax rate reduction did not have a significant impact on the financial statements for the 12 and 40 weeks ended November 30, 2002 or December 1, 2001.

4.   Wholesale Franchise Business

As of November 30, 2002, the Company served 65 franchised stores. These franchisees are required to purchase inventory exclusively from the Company, which acts as a wholesaler to the franchisees. The Company had sales to these franchised stores of $165 million and $157 million for the third quarters of fiscal 2002 and 2001, respectively, and $547 million and $518 million for the first 40 weeks of fiscal 2002 and 2001, respectively. In addition, the Company subleases the stores and leases the equipment in the stores to the franchisees. The Company also provides merchandising, advertising, accounting and other consultative services to the franchisees for which it receives a fee, which primarily represents the reimbursement of costs incurred to provide such services.

The Company holds as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of an allowance for doubtful accounts, totaling approximately $4.7 million and $2.8 million, are included in accounts receivable at November 30, 2002 and February 23, 2002, respectively. The long-term portion of the inventory notes and equipment leases totaling approximately $39.1 and $44.8 million are included in other assets at November 30, 2002 and February 23, 2002, respectively.

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

Refer to Note 9 - Commitments and Contingencies regarding the Company's pending class action lawsuit relating to its Canadian franchisee business.

5.   Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets". The provisions of this statement were required to be applied by the Company starting in 2002. This statement applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill was no longer required to be amortized, but will be tested for impairment annually. Had goodwill continued to be amortized, the Company would have recorded $0.3 million and $1.1 million, respectively, in amortization expense during the 12 and 40 weeks ended November 30, 2002. Amortization expense for the 12 and 40 weeks ended December 1, 2001 was $0.3 million and $1.1 million, respectively. Additionally, impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement would be reported as resulting from a change in accounting principle. The Company has completed its initial testing for impairment of goodwill and indefinite-lived intangible assets and has determined that no impairment existed at the end of the second quarter of fiscal 2002.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement were required to be adopted by the Company at the beginning of fiscal 2002. The Company has determined that no impairment occurred during the 12 and 40 weeks ended November 30, 2002.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees and requires that upon issuance of a guarantee, the entity (i.e. the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. The disclosure provisions of the Interpretation are effective for financial statements of interim and annual periods that end after December 15, 2002. This Interpretation will impact the accounting for, and disclosure of, the Company's guarantees beginning in the fourth quarter of 2002.

In November 2002, the EITF reached consensus on several issues related to EITF 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". The Task Force reached a consensus that in most cases, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The Task Force also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, it should be recognized as the milestones are achieved. The Company does not expect these consensuses to have a significant impact on the financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends FAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect this statement to have a significant impact on the financial statements.

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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $29 million of the total net severance charges from the time of the original charges through November 30, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

The following table summarizes the activity related to the aforementioned charges since the beginning of fiscal 2001:


                                                                  Severance
                                                  Store              and
                                                Occupancy         Benefits           Total
                                            ----------------  ---------------   ---------------

Reserve Balance at Feb. 24, 2001                $   82,861        $    2,721        $   85,582
Addition                                             3,818 (1)             -             3,818
Utilization                                        (23,302)(2)          (544)          (23,846)
                                                ----------        ----------        ----------
Reserve Balance at Feb. 23, 2002                    63,377             2,177            65,554

Addition                                             2,399 (1)             -             2,399
Utilization                                        (10,664) (2)         (308)          (10,972)
                                                ----------        ----------        ----------
Reserve Balance at November 30, 2002            $   55,112        $    1,869        $   56,981
                                                ==========        ==========        ==========



(1) The additions to store occupancy of $3.8 million and $2.4 million during fiscal 2001 and the 40 weeks ended November 30, 2002 represent the present value of accrued interest related to lease obligations.

(2) Store occupancy utilization of $23.3 million and $10.7 million for fiscal 2001 and the 40 weeks ended November 30, 2002 represent lease and other occupancy payments made during those periods.

At November 30, 2002, approximately $8.7 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheet.

Included in the Statements of Consolidated Operations are the operating results of the aforementioned stores while they were open during the periods presented. The operating results of these stores were as follows:





                                                12 Weeks Ended                     40 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Nov. 30,          Dec. 1,          Nov. 30,          Dec. 1,
                                             2002             2001              2002             2001
                                        -------------     -------------    -------------     -------------


    Sales                               $           -     $          -     $           -     $         197
                                        =============     ============     =============     =============

   Operating loss                       $           -     $          -     $           -     $        (108)
                                        =============     ============     =============     ==============



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



                                                          12 Weeks              40 Weeks
                                                            Ended                 Ended
     (In millions)                                      Nov. 30, 2002         Nov. 30, 2002          Fiscal 2001
                                                     ------------------    ------------------    ------------------

     Cost of merchandise sold                               $    (243) (a)        $  (1,263) (a)    $    (3,888)  (a)
     Store operating, general and
         administrative expense                                11,371  (b)            4,125  (c)       (189,580)  (d)
                                                            ----------            ----------        ------------
     Pretax credit/(charge)                                 $  11,128            $    2,862        $   (193,468)
                                                            ==========            ==========        ===========


(a) The amounts included in "Cost of merchandise sold" in the Statements of Consolidated Operations were comprised solely of inventory markdowns that were expensed as incurred.

(b) The pretax credit of $11.4 million included in "Store operating, general and administrative expense" in the Statement of Consolidated Operations for the 12 weeks ended November 30, 2002 consisted of $10.2 million of reversals of previously accrued amounts for vacancy related costs and the recognition of a gain on the disposal of fixed assets in the amount of $1.6 million partially offset by $0.5 million related to closing costs that were expensed as incurred.

(c) The pretax credit of $4.1 million included in "Store operating, general and administrative expense" in the Statement of Consolidated Operations for the 40 weeks ended November 30, 2002 consisted of $10.2 million of reversals of previously accrued amounts for vacancy related costs and the recognition of a gain on the disposal of fixed assets in the amount of $1.6 million partially offset by $4.1 million related to closing costs that were expensed as incurred and $3.6 million related to severance.

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

Included in the $193.5 million net charges recorded during fiscal 2001 were other charges related to the plan that were not accounted for in the reserve recorded on the Consolidated Balance Sheets because they were expensed as incurred. Such costs have been, and will continue to be, expensed as incurred while the asset disposition is being executed. During fiscal 2001, these costs amounted to $8.7 million, which were primarily related to non-accruable closing costs and inventory markdowns. Also included in the $193.5 million net charges was a reversal of previously accrued severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada in accordance with Ontario provincial law. Included in the $11.1 million and $2.9 million pretax credits recorded during the 12 and 40 weeks ended November 30, 2002, were similar items that were not accounted for in the reserve recorded on the Consolidated Balance Sheets because they were expensed as incurred. These costs amounted to $0.7 million and $5.3 million, which were primarily related to non-accruable closing costs and inventory markdowns for the 12 and 40 weeks ended November 30, 2002.
These costs for all periods discussed are excluded from the table below which represents only the reserve recorded on the balance sheet as well as the goodwill/fixed asset writedowns.

The following table summarizes the activity related to the aforementioned reserve recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                                           Severance
                                                              and            Goodwill/
                                         Occupancy         Benefits        Fixed Assets         Total
                                      ---------------  ----------------  --------------   ----------------


     Original Charge                    $    80,456     $      23,435      $    81,519      $    185,410
     Addition (1)                             1,673                 -                -             1,673
     Utilization (2)                         (1,806)           (2,891)         (81,519)          (86,216)
     Adjustment (3)                               -              (584)               -              (584)
                                        -----------     -------------      -----------      ------------
     Reserve Balance at
        February 23, 2002                    80,323            19,960                -           100,283

     Addition (1)                             3,323             3,544                -             6,867
     Utilization (2)                        (17,553)          (17,842)               -           (35,395)
     Adjustment (3)                         (10,180)                -                -           (10,180)
                                        -----------     -------------      -----------      ------------
     Reserve Balance at
        November 30, 2002               $    55,913     $       5,662      $         -      $     61,575
                                        ===========     =============      ===========      ============



(1) The additions to occupancy of $1.7 million and $3.3 million during fiscal 2001 and the 40 weeks ended November 30, 2002 represent the present value of accrued interest related to lease obligations. The addition to severance of $3.5 million during the 40 weeks ended November 30, 2002 related to retention and productivity incentives that were accrued as earned.

(2) Occupancy utilization of $1.8 million and $17.6 million during fiscal 2001 and the 40 weeks ended November 30, 2002 represents vacancy related payments for closed locations. Severance utilization of $2.9 million and $17.8 million during fiscal 2001 and the 40 weeks ended November 30, 2002 represents payments made to terminated employees during the period. Goodwill/fixed asset utilization of $81.5 million during fiscal 2001 represents the write-off of fixed assets of the operations to be discontinued and the write-off of goodwill related to the Barn warehouse in Canada that was deemed to be impaired.

(3) At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, during fiscal 2001, the Company recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. Further, during the third quarter of fiscal 2002, the Company reversed $10.2 million of previously accrued vacancy related costs due to the following:

         o Favorable results of assigning leases at certain locations of $3.6 million;
         o The decision to continue to operate one of the stores previously identified for closure due to changes in the competitive environment in the market in which that store is located of $3.3 million; and
         o The decision to proceed with development at a site that the Company had chosen to abandon at the time of the original charge due to changes in the competitive environment in the market in which that store is located of $3.3 million.

As of November 30, 2002, the Company paid approximately $21 million of the total severance charge recorded which resulted from the termination of approximately 970 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

At November 30, 2002, approximately $12.1 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheet.

Included in the Statements of Consolidated Operations are the operating results of the aforementioned stores while they were open during the periods presented. The operating results of these stores were as follows:


                                                12 Weeks Ended                     40 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Nov. 30,          Dec. 1,          Nov. 30,          Dec. 1,
                                             2002             2001              2002             2001
                                        -------------     -------------    -------------     -------------

     Sales                              $       2,491     $     65,392     $      20,794     $     224,784
                                        =============     ============     =============     =============

     Operating income (loss)            $          70     $     (5,874)    $        (957)    $     (19,841)
                                        =============     ============     =============     =============


As of November 30, 2002, the Company closed all of the aforementioned stores except one location in the United States that the Company has decided to continue operations at due to changes in the competitive environment in the market in which that store is located and one location in Canada where the closing is dependent upon the opening of another store in close proximity.

Based upon current available information, Management evaluated the reserve balances as of November 30, 2002 of $57.0 million for the 1998 phase of the asset disposition initiative and $61.6 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances will be recorded in the future, if necessary.

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

Interim information on segments is as follows:



                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
(Dollars in thousands)                                            December 1,                                 December 1,
                                           November 30,              2001              November 30,              2001
                                               2002               As Restated              2002               As Restated
                                        ------------------    ------------------    -----------------     -----------------

Sales
     U.S. Retail                        $        1,845,234    $        1,952,948    $       6,246,881     $       6,560,141
     Canada Retail                                 455,971               415,671            1,480,789             1,382,679
     Canada Wholesale                              165,270               156,769              546,521               518,452
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,466,475    $        2,525,388    $       8,274,191     $       8,461,272
                                        ==================    ==================    =================     =================

Depreciation and amortization
     U.S. Retail                        $           52,412    $           53,527    $         169,827     $         177,915
     Canada Retail                                   8,719                 8,170               30,054                27,038
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           61,131    $           61,697    $         199,881     $         204,953
                                        ==================    ==================    =================     =================

(Loss) income from operations
     U.S. Retail                        $          (16,991)   $         (145,325)   $         (37,257)    $        (129,493)
     Canada Retail                                   3,049                 3,879               31,310                20,168
     Canada Wholesale                                6,339                 6,162               22,950                19,942
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           (7,603)   $         (135,284)   $          17,003     $         (89,383)
                                        ==================    ===================   =================     ==================

(Loss) income before income taxes
   and extraordinary item
     U.S. Retail                        $          (35,015)   $         (163,556)   $         (94,586)    $        (192,530)
     Canada Retail                                   2,320                 2,801               28,131                15,623
     Canada Wholesale                                6,507                 6,426               23,545                20,739
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (26,188)   $         (154,329)   $         (42,910)    $        (156,168)
                                        ==================    ==================    =================     =================

Capital expenditures
     U.S. Retail                        $           33,802    $           38,320    $         142,051     $         140,375
     Canada Retail                                  14,457                14,408               40,227                35,834
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           48,259    $           52,728    $         182,278     $         176,209
                                        ==================    ==================    =================     =================


                                                                                       November 30,          February 23,
                                                                                           2002                  2002
                                                                                    -----------------     -----------------
Total assets
     U.S. Retail                                                                    $       2,339,436     $       2,595,810
     Canada Retail                                                                            575,575               521,278
     Canada Wholesale                                                                          70,278                73,358
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,985,289     $       3,190,446
                                                                                    =================     =================




8.   Gain On Proceeds From The Demutualization Of A Mutual Insurance Company
                                                                            -

During the fourth quarter of fiscal 2001, the Company received cash and common stock totaling $60.6 million from the demutualization of The Prudential Insurance Company. This amount was recorded as a nonrecurring gain and included in the determination of pretax income for fiscal 2001. During the 40 weeks ended November 30, 2002, the Company sold its remaining holdings in this common stock and recognized a gain of $1.7 million. This gain was included in "Store operating, general and administrative expense" on the Company's Statement of Consolidated Operations for the 40 weeks ended November 30, 2002.

9.   Commitments and Contingencies

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who delivered groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On September 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Stipulation and Agreement of Settlement pursuant to which the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement has been preliminarily approved by the federal court, but remains subject to entry of an order of final approval by such court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002.

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

In June and July 2002, several purported securities class action Complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors, purporting to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices and certain alleged material misrepresentations and omissions made by the Company concerning its financial results. On September 9, 2002, the Court entered an Order consolidating the class action lawsuits under the caption In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation (the "Class Action") and appointing Lead Plaintiffs and Lead and Liaison Plaintiffs' Counsel. A single Consolidated Amended Complaint was filed by plaintiffs in the Class Action on December 2, 2002. Defendants' motion seeking an Order dismissing the Amended Complaint is to be filed by January 17, 2003.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of the Company, including a discussion of the results of operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation -- a discussion of the Company's fiscal year end and interim reporting periods.
o Operating Results and Liquidity and Capital Resources -- a discussion of the following:
  - Results for the 12 weeks ended November 30, 2002 compared to the 12 weeks ended December 1, 2001;
  - Results for the 40 weeks ended November 30, 2002 compared to the 40 weeks ended December 1, 2001;
  - The Company's Asset Disposition Initiative; and
  - Current and expected future liquidity.
o Critical Accounting Policies -- a discussion of significant estimates made by Management.

BASIS OF PRESENTATION
---------------------
The Company's fiscal year ends on the last Saturday in February. Fiscal 2001 ended February 23, 2002 and fiscal 2000 ended February 24, 2001. Fiscal 2001 and fiscal 2000 were each comprised of 52 weeks. The first quarter of each fiscal year contains 16 weeks, while the other quarters each contain 12 weeks. As such, the third quarter and year-to-date periods consist of 12 and 40 weeks, respectively. Except where noted, all per share data presented is both basic and diluted.


OPERATING RESULTS AND LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

12 WEEKS ENDED NOVEMBER 30, 2002 COMPARED TO THE 12 WEEKS ENDED DECEMBER 1, 2001
--------------------------------------------------------------------------------

OVERALL
-------
Sales for the third quarter of fiscal 2002 were $2.47 billion, compared with $2.53 billion in the third quarter of fiscal 2001; comparable store sales increased 0.1%. Net loss per share for the third quarter of fiscal 2002 was $0.77 compared to a net loss per share of $2.34 for the third quarter of fiscal 2001. Included in the Company's results for the third quarter of fiscal 2002 was a benefit of $11.1 million ($0.29 per share) relating to its asset disposition initiative (see Note 6 of the Company's Consolidated Financial Statements).

The following schedule details the adjustments from "as reported" to "as adjusted" results for the third quarter of fiscal 2002:



                                          Third                                            Third                 Third
                                         Quarter              Adjustments to be           Quarter               Quarter
                                           2002              (added) subtracted             2002                  2001
                                        results as      ----------------------------      results               results
(In Millions)                            reported       Asset disposition initiative    as adjusted           As Restated*
                                      ---------------  -----------------------------   ---------------       ------------


Sales                                  $    2,466.5                     $ -               $  2,466.5          $     2,525.4
Cost of merchandise sold                   (1,774.4)                     (0.3)              (1,774.1)              (1,798.5)
                                       ------------                ----------             ----------          --------------
Gross margin                                  692.1                      (0.3)                 692.4                  726.9

Rate to sales                                28.06%                                           28.07%                 28.78%
Store operating, general and
    administrative expense                   (699.7)                     11.4                 (711.1)                (862.2)

Rate to sales                                28.37%                                           28.83%                 34.14%
                                                                            -
                                       ------------               -----------             ----------          -------------
(Loss) income from operations                  (7.6)                     11.1                  (18.7)                (135.3)
Interest expense                              (19.8)                        -                  (19.8)                 (20.5)
Interest income                                 1.2                        -                     1.2                    1.5
                                       ------------               -----------             ----------          -------------
(Loss) income before income taxes and
     extraordinary item                       (26.2)                     11.1                  (37.3)                (154.3)
(Provision for) benefit
     from income taxes                         (3.5)                      -                     (3.5)                  64.7
                                       ------------               -----------             ----------          -------------
Net loss (income)                      $      (29.7)              $      11.1             $    (40.8)         $       (89.6)
                                       ============               ===========             ==========          =============

*    See Note 2 - Restatement of Previously Issued Financial Statements in the Company's Consolidated Financial Statements.



SALES
-----
Sales for the third quarter of fiscal 2002 of $2.47 billion decreased $59 million or 2.3% from sales of $2.53 billion for the third quarter of fiscal 2001. The lower sales were due to a decrease in retail sales of $67 million offset by an increase in wholesale sales of $8 million. The decrease in retail sales was attributable to the closure of 94 stores since the beginning of the third quarter of fiscal 2001, of which 40 were closed in fiscal 2002, which decreased sales by $124 million. Included in the 94 stores closed since the beginning of third quarter of fiscal 2001 were 37 stores closed as part of the asset disposition initiative. This decrease was partially offset by the opening of 40 new stores since the beginning of the third quarter of fiscal 2001, of which 27 were opened in fiscal 2002, increasing sales by $57 million, and a favorable effect of the Canadian exchange rate, which increased sales by $0.8 million. This was additionally offset by increased comparable store sales, which include replacement stores, for the third quarter of fiscal 2002 of 0.1% (down 1.5% in the U.S. and up 7.1% in Canada) when compared to the third quarter of fiscal 2001. The increase in wholesale sales was attributable to higher sales volume of $8 million and a favorable effect of the Canadian exchange rate, which increased sales by $0.3 million.

Sales in the U.S. for the third quarter of fiscal 2002 decreased $108 million or 5.5% compared to the third quarter of fiscal 2001. Sales in Canada for the third quarter of fiscal 2002 increased $49 million or 8.5% from the third quarter of fiscal 2001.

Average weekly sales per supermarket were approximately $284,000 for the third quarter of fiscal 2002 versus $273,800 for the corresponding period of the prior year, an increase of 3.7%. This increase was primarily due to the following:

o   Closure of smaller stores with lower average weekly sales;
o   Closure of underperforming stores; and
o   Opening and remodeling of larger stores.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 72 basis points to 28.06% for the third quarter of fiscal 2002 from 28.78% for the third quarter of fiscal 2001. This decrease was caused primarily by more aggressive promotional activity during the current period in order to drive sales volume.

The gross margin dollar decrease of $35 million resulted from decreases in sales volume and the gross margin rate, offset slightly by a favorable effect of the Canadian exchange rate. The U.S. operations gross margin decrease of $37 million resulted from decreases of $33 million due to lower sales volume and $4 million due to a lower gross margin rate. The Canadian operations gross margin increase of $2 million resulted from increases of $11 million due to higher sales volume and $0.2 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $9 million due to a lower gross margin rate.

Also included in gross margin for the third quarters of fiscal 2002 and 2001 were costs related to the Company's asset disposition initiative of $0.3 million and $0.2 million, respectively, which were incurred to mark down inventory in stores announced for closure. Excluding the charges described above, as a percentage of sales, gross margin would have been 28.07% and 28.79% for the 12 week period ended November 30, 2002 and December 1, 2001, respectively.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $700 million for the third quarter of fiscal 2002 compared to $862 million for the third quarter of fiscal 2001. As a percentage of sales, SG&A was 28.37% for the third quarter of fiscal 2002 compared to 34.14% for the third quarter of fiscal 2001. Included in SG&A for the third quarters of fiscal 2002 and 2001 were gains of $11.4 million and net costs of $164.5 million, respectively, relating to the Company's asset disposition initiative as described in Note 6 of the Consolidated Financial Statements. Excluding these items, SG&A was $711 million or 28.83% as a percentage of sales for the third quarter of fiscal 2002 compared to $698 million or 27.63% for the third quarter of fiscal 2001. This increase of 120 basis points was primarily due to the following:

o Increased labor costs as a percentage of sales in the U.S.;
o Increased advertising activity in the U.S. and Canada during the current period in order to drive sales volume;
o Higher occupancy costs as a percentage of sales in the U.S. due to the fixed nature of such costs;
o Higher consulting costs due to a non-merchandise product and service sourcing initiative;
o Higher closed store expenses for stores closed during the normal course of business.

Partially offset by the following:

o Lower expenditures related to the Company's business process initiative, which was announced in fiscal 2000 (the "business process initiative").

Included in SG&A for the third quarters of fiscal 2002 and fiscal 2001 were $13.9 million and $22.6 million, respectively, relating to the Company's business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.


INTEREST EXPENSE
----------------
Interest expense of $20 million for the third quarter of fiscal 2002 decreased from the prior year amount of $21 million due primarily to the following:

o Lower interest expense on the Company's Secured Credit Agreement during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001; and
o The Company's effective utilization of interest rate swaps which commenced in the fourth quarter of fiscal 2001.

Partially offset by the following:

o Higher interest expense on the $275 million 9.125% Senior Notes due December 15, 2011 which were issued to refinance $178 million of the $200 million 7.70% Senior Notes due January 15, 2004.

The decreased borrowing requirement on the Company's Secured Credit Agreement was primarily caused by the following:

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


INCOME TAXES
------------
The provision for income taxes for the 12 week period ended November 30, 2002 was $3.5 million compared to a benefit from income taxes of $64.7 million in the comparable period of fiscal 2001. The increase in the provision for income taxes relates to the absence of the tax effect on U.S. losses that would have been recorded if a valuation allowance was not created and offset against the Company's net deferred tax asset during the second quarter of fiscal 2002. During the 12 weeks ended November 30, 2002, the valuation allowance was increased by an additional $15 million. Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires such a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.


40 WEEKS ENDED NOVEMBER 30, 2002 COMPARED TO THE 40 WEEKS ENDED DECEMBER 1, 2001
--------------------------------------------------------------------------------

OVERALL
-------
Sales for the 40 weeks ended November 30, 2002 were $8.27 billion, compared with $8.46 billion for the 40 weeks ended December 1, 2001; comparable store sales increased 0.3%. Net loss per share for the 40 weeks ended November 30, 2002 was $4.48 compared to a net loss per share of $2.41 for the 40 weeks ended December 1, 2001. Included in the Company's results for the 40 weeks ended November 30, 2002 was a $134 million U.S. net deferred tax asset valuation allowance ($3.48 per share; see Note 3 of the Company's Consolidated Financial Statements), an extraordinary after tax charge of $0.4 million or $0.01 per share for the cost of repurchasing $37.7 million of its 7.75% Notes due April 15, 2007, a $2.9 million gain ($6.3 million after tax or $0.16 per share) relating to its asset disposition initiative (see Note 6 of the Company's Consolidated Financial Statements), and a nonrecurring pretax gain of $1.7 million ($1.0 million after tax or $0.03 per share) from proceeds received as a result of the sale of securities received as part of the demutualization of The Prudential Insurance Company (see Note 8 of the Company's Consolidated Financial Statements).

The following schedule details the adjustments from "as reported" to "as adjusted" results for the 40 weeks ended November 30, 2002:




                                                    Adjustments to be (added) subtracted
                                  40 Weeks      ---------------------------------------------     40 Weeks           40 Weeks
                                    Ended                                 Deferred    Gain on       Ended              Ended
                                Nov. 30, 2002      Asset         Extra-   tax asset   sale of   Nov. 30, 2002     Dec. 1, 2001
                                  results as    disposition    ordinary   valuation   common        results           results
(In Millions)                      reported      initiative      loss     allowance    stock      as adjusted      As Restated*
                                -------------   -------------  ---------  ---------  ---------  --------------    -------------

Sales                           $    8,274.2     $         -   $      -    $      -  $      -   $    8,274.2      $    8,461.3
Cost of merchandise sold            (5,924.9)           (1.2)         -           -         -       (5,923.7)         (6,026.6)
                                ------------     -----------   --------    --------  --------   ------------      -------------
Gross margin                         2,349.3            (1.2)         -           -         -        2,350.5           2,434.7

Rate to sales                         28.39%                                                           28.41%            28.77%
Store operating, general and
    administrative expense          (2,332.3)            4.1          -           -       1.7       (2,338.1)         (2,524.1)

Rate to sales                         28.19%                                                           28.26%            29.83%

Income (loss) from operations           17.0             2.9          -           -       1.7           12.4             (89.4)
Interest expense                       (66.2)              -          -           -         -          (66.2)            (72.0)
Interest income                          6.3               -          -           -         -            6.3               5.2
                                ------------     -----------   --------    --------  --------   ------------      -------------
(Loss) income before
     income taxes and
     extraordinary item                (42.9)            2.9          -           -       1.7          (47.5)           (156.2)
(Provision for) benefit
     from income taxes                (128.9)            3.4          -      (133.7)     (0.7)           2.1              63.8
                                ------------     ------------  --------    --------   --------   ------------      -------------
Net (loss) income before
     extraordinary item               (171.8)            6.3          -      (133.7)      1.0          (45.4)            (92.4)
Extraordinary loss on
     early extinguishment
     of debt                            (0.7)            -         (0.4)       (0.3)         -             -                 -
                                ------------     -----------    -------     -------   --------   ------------       -------------
Net (loss) income               $     (172.5)    $       6.3    $  (0.4)    $(134.0)  $    1.0   $     (45.4)    $       (92.4)
                                ============     ===========    =======     =======   ========   ============       =============

*    See Note 2 - Restatement of Previously Issued Financial Statements in the Company's Consolidated Financial Statements.



SALES
-----
Sales for the 40 weeks ended November 30, 2002 of $8.27 billion decreased $187 million or 2.2% from sales of $8.46 billion for the 40 weeks ended December 1, 2001. The lower sales were due to a decrease in retail sales of $215 million partially offset by an increase in wholesale sales of $28 million. The decrease in retail sales was attributable to the closure of 112 stores since the beginning of fiscal 2001, of which 40 were closed in fiscal 2002, which decreased sales by $384 million. Included in the 112 stores closed since the beginning of fiscal 2001 were 37 stores closed as part of the asset disposition initiative. Additionally, the unfavorable effect of the Canadian exchange rate decreased sales by $12 million. This decrease was partially offset by the opening of 48 new stores since the beginning of fiscal 2001, of which 27 were opened in fiscal 2002, increasing sales by $157 million. This was additionally offset by increased comparable store sales, which include replacement stores, for the 40 weeks ended November 30, 2002 of 0.3% (down 1.1% in the U.S. and up 6.9% in Canada) when compared to the 40 weeks ended December 1, 2001. The increase in wholesale sales was attributable to higher sales volume of $32 million partially offset by the unfavorable effect of the Canadian exchange rate which decreased sales by $4 million.

Sales in the U.S. for the 40 weeks ended November 30, 2002 decreased by $313 million or 4.8% compared to the 40 weeks ended December 1, 2001. Sales in Canada for the 40 weeks ended November 30, 2002 increased by $126 million or 6.6% from the 40 weeks ended December 1, 2001.

Average weekly sales per supermarket were approximately $286,200 for the 40 weeks ended November 30, 2002 versus $273,800 for the corresponding period of the prior year, an increase of 4.5%. This increase was primarily due to:

o Closure of smaller stores with lower average weekly sales;
o Closure of underperforming stores; and
o Opening and remodeling of larger stores.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 38 basis points to 28.39% for the 40 weeks ended November 30, 2002 from 28.77% for the 40 weeks ended December 1, 2001. The gross margin dollar decrease of $86 million resulted from decreases in sales volume, the gross margin rate and the Canadian exchange rate. The U.S. operations gross margin decrease of $102 million resulted from decreases of $96 million due to lower sales volume and $6 million due to a lower gross margin rate. The Canadian operations gross margin increase of $16 million resulted from an increase of $32 million due to higher sales volume partially offset by decreases of $12 million due to a lower gross margin rate and $4 million from fluctuations in the Canadian exchange rate.

Included in gross margin for the 40 weeks ended November 30, 2002 and December 1, 2001 were costs related to the Company's asset disposition initiative of $1.2 million and $0.2 million, respectively, which were incurred to mark down inventory in stores announced for closure. Excluding this charge, as a percentage of sales, the gross margin rate would have been 28.41% for the 40 weeks ended November 30, 2002 compared to 28.78% for the 40 weeks ended December 1, 2001. This decrease was caused primarily by the following:

o More aggressive promotional activity during the current period in order to drive sales volume; and
o Increased inventory shrink losses during the current year period compared to the prior year period.

Gross margin for the 40 weeks ended December 1, 2001 included costs of $6.3 million incurred as part of the Company's business process initiative. These costs were incurred to mark down inventory to be discontinued as a result of detailed category management studies.

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $2.33 billion for the 40 weeks ended November 30, 2002 compared to $2.52 million for the 40 weeks ended December 1, 2001. As a percentage of sales, SG&A was 28.19% for the 40 weeks ended November 30, 2002 compared to 29.83% for the 40 weeks ended December 1, 2001. Included in SG&A for the 40 weeks ended November 30, 2002 and December 1, 2001 were gains of $4.1 million and net costs of $164.7 million, respectively, relating to the Company's asset disposition initiative as described in Note 6 of the Consolidated Financial Statements. Also included in SG&A for the 40 weeks ended November 30, 2002 was a gain of $1.7 million related to the sale of securities received as part of the demutualization of the Prudential Insurance Company as described in Note 8 of the Consolidated Financial Statements. Excluding these items, SG&A was $2.34 billion or 28.26% as a percentage of sales for the 40 weeks ended November 30, 2002 compared to $2.36 billion or 27.88% for the 40 weeks ended December 1, 2001. The major items impacting SG&A as a percentage of sales for the 40 weeks ended November 30, 2002 compared to the 40 weeks ended December 1, 2001 were as follows:

o Lower costs related to the Company's business process initiative;
o Gains on the sale of property and equipment;
o Lower depreciation expense as a result of the aforementioned sale of property and equipment and the asset impairment recognized as a result of the asset disposition initiative;
o Lower management bonus expenses; and
o Lower costs related to utilities.

Partially offset by the following:

o Increased labor costs as a percentage of sales in the U.S.;
o Higher consulting costs due to a non-merchandise product and service sourcing initiative;
o Higher closed store expenses for stores closed during the normal course of business; and
o Costs associated with the restatement of previously issued financial statements as discussed further in Note 2 of the Company's Consolidated Financial Statements.

Included in SG&A for the 40 weeks ended November 30, 2002 and December 1, 2001 were $49.0 million and $71.2 million, respectively, relating to the Company's business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.


INTEREST EXPENSE
----------------
Interest expense of $66 million for the 40 weeks ended November 30, 2002 decreased from the prior year amount of $72 million due primarily to the following:

o Lower interest expense on the Company's Secured Credit Agreement during the 40 weeks ended November 30, 2002 compared to the 40 weeks ended December 1, 2001;
o Lower interest expense on the Company's bank borrowings during the 40 weeks ended November 30, 2002 compared to the 40 weeks ended December 1, 2001; and
o The Company's effective utilization of interest rate swaps which commenced in the fourth quarter of fiscal 2001.

Partially offset by the following:

o Higher interest expense on the $275 million 9.125% Senior Notes due December 15, 2011 which were issued to refinance $178 million of the $200 million 7.70% Senior Notes due January 15, 2004.

The decreased borrowing requirement on the Company's Secured Credit Agreement was primarily caused by the following:

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


INCOME TAXES
------------
The provision for income taxes for the 40 week period ended November 30, 2002 was $128.9 million compared to a benefit from income taxes of $63.8 million in the comparable period of fiscal 2001. The increase in the provision for income taxes relates to the absence of the tax effect on U.S. losses that would have been recorded if a valuation allowance was not created and offset against the Company's net deferred tax asset during the second quarter of fiscal 2002. During the 12 weeks ended November 30, 2002, the valuation allowance was increased by an additional $15 million. Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires such a valuation allowance be created and offset against the net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

As of February 23, 2002, the Company had closed all stores and facilities related to this phase of the initiative. The Company paid $29 million of the total net severance charges from the time of the original charges through November 30, 2002, which resulted from the termination of approximately 3,400 employees. The remaining severance liability primarily relates to future obligations for early withdrawals from multi-employer union pension plans.

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



                                                          12 Weeks              40 Weeks
                                                            Ended                 Ended
     (In millions)                                      Nov. 30, 2002         Nov. 30, 2002          Fiscal 2001
                                                     ------------------    ------------------    ------------------

     Cost of merchandise sold                               $   (243) (a)        $  (1,263) (a)    $    (3,888)  (a)
     Store operating, general and
         administrative expense                               11,371  (b)            4,125  (c)       (189,580)  (d)
                                                            ----------            ----------        ------------
     Pretax credit/(charge)                                   11,128             $   2,862         $  (193,468)
                                                            ==========            ==========        ===========



(a) The amounts included in "Cost of merchandise sold" in the Statements of Consolidated Operations were comprised solely of inventory markdowns that were expensed as incurred.


(b) The pretax credit of $11.4 million included in "Store operating, general and administrative expense" in the Statement of Consolidated Operations for the 12 weeks ended November 30, 2002 consisted of $10.2 million of reversals of previously accrued amounts for vacancy related costs and the recognition of a gain on the disposal of fixed assets in the amount of $1.6 million partially offset by $0.5 million related to closing costs that were expensed as incurred.

(c) The pretax credit of $4.1 million included in "Store operating, general and administrative expense" in the Statement of Consolidated Operations for the 40 weeks ended November 30, 2002 consisted of $10.2 million of reversals of previously accrued amounts for vacancy related costs and the recognition of a gain on the disposal of fixed assets in the amount of $1.6 million partially offset by $4.1 million related to closing costs that were expensed as incurred and $3.6 million related to severance.

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

At each balance sheet date, Management assesses the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. As a result, during fiscal 2001, the Company recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. Further, during the third quarter of fiscal 2002, the Company reversed $10.2 million of previously accrued vacancy related costs due to the following:


o    Favorable results of assigning leases at certain locations of $3.6 million;
o The decision to continue to operate one of the stores previously identified for closure due to changes in the competitive environment in the market in which that store is located of $3.3 million; and
o The decision to proceed with development at a site that the Company had chosen to abandon at the time of the original charge due to changes in the competitive environment in the market in which that store is located of $3.3 million.

As of November 30, 2002, the Company paid approximately $21 million of the total severance charge recorded which resulted from the termination of approximately 970 employees. The remaining individual severance payments will be paid by the end of fiscal 2003.

As of November 30, 2002, the Company had closed all of the aforementioned stores except the one location that the Company has decided to continue operations at due to changes in the competitive environment in the market in which that store is located.

Based upon current available information, Management evaluated the reserve balances as of November 30, 2002 of $57.0 million for the 1998 phase of the asset disposition initiative and $61.6 million for the 2001 phase of the asset disposition initiative and has concluded that they are adequate. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances will be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had negative working capital of $23 million at November 30, 2002 compared to positive working capital of $28 million at February 23, 2002. The Company had cash and cash equivalents aggregating $171 million at November 30, 2002 compared to $169 million at the end of fiscal 2001. The decrease in working capital was attributable primarily to the following:

o    A decrease in accounts receivable due to timing of receipts;
o A decrease in the net deferred tax asset due to the recording of a valuation allowance for the entire U.S. net deferred tax asset during the second quarter of fiscal 2002 (see Note 3 of the Company's Consolidated Financial Statements);
o A decrease in prepaid expenses and other current assets due primarily to the sale of securities received as part of the demutualization of The Prudential Insurance Company (see Note 8 of the Company's Consolidated Financial Statements); and
o An increase in accounts payable (inclusive of book overdrafts) due to seasonality and timing of payments.

Partially offset by the following:

o An increase in cash and cash equivalents as detailed in the Consolidated Statement of Cash Flows;
o    An increase in inventories due to seasonality; and
o    A decrease in other accruals.

At November 30, 2002, the Company had a $425 million secured revolving credit agreement (as amended, the "Secured Credit Agreement") with a syndicate of lenders, enabling it to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is secured primarily by inventory and Company-owned real estate. The Secured Credit Agreement is comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$133 million at November 30, 2002). As of November 30, 2002, the Company had $78 million of borrowings under the Secured Credit Agreement. Accordingly, as of November 30, 2002, after reducing availability for outstanding letters of credit and inventory requirements, the Company had $203 million available under the Secured Credit Agreement. Borrowings under the agreement bear interest based on LIBOR and Prime interest rate pricing. On March 21, 2002 and April 23, 2002, the Company amended the Secured Credit Agreement in order to allow for, among other things, additional debt repayments, the ability to enter additional interest rate hedging agreements and an increase in the amount of letters of credit available under the agreement. Under the Secured Credit Agreement, $40 million of the loan commitments expires in December 2003 and $385 million of the loan commitments expires in June 2005.

During the first quarter of 2002, the Company repurchased in the open market $38 million of its 7.75% Notes due April 17, 2007. The cost of this open market repurchase resulted in an extraordinary loss due to the early extinguishment of debt of $0.7 million. The Company has the right to make additional repurchases and intends to do so from time to time in the future.

The Company's loan agreements and certain of its notes contain various financial covenants which require, among other things, minimum fixed charge coverage and maximum levels of leverage and capital expenditures. On October 10, 2002, the Company amended the Secured Credit Agreement to change the fixed charge coverage ratio from 1.65 to 1.4 for the remainder of the term of the Secured Credit Agreement. At November 30, 2002, the Company was in compliance with all of its covenants. If operating conditions do not improve in fiscal 2003, the Company may need to seek relief and amend its Secured Credit Agreement. The Company is pursuing several actions to mitigate this risk.

The Company has active Registration Statements dated January 23, 1998 and June 23, 1999, allowing it to offer up to $75 million of debt and/or equity securities as of November 30, 2002 at terms determined by market conditions at the time of sale.

During the 40 weeks ended November 30, 2002, the Company funded its capital expenditures and debt repayments through internally generated funds combined with proceeds from disposals of property. Capital expenditures totaled $182 million during the 40 weeks ended November 30, 2002, which included 27 new supermarkets, 31 major remodels or enlargements and capital expenditures related to the business process initiative.

For the remainder of fiscal 2002, the Company has planned capital expenditures of approximately $75 million. These expenditures relate primarily to opening 7 new supermarkets, enlarging or remodeling 15 - 20 supermarkets, and capital purchases associated with the Company's business process initiative. The Company currently expects to close a total of approximately 5 stores during the remainder of fiscal 2002.

The Company does not expect to pay dividends in the foreseeable future.

The Company's existing senior debt rating was B3 with negative implications with Moody's Investors Service ("Moody's") and BB- with negative implications with Standard & Poor's Ratings Group ("S&P") as of November 30, 2002. On January
10, 2003, S&P lowered its rating to B+ with negative implications. Future rating changes could affect the availability and cost of financing to the Company.

The Company believes that its current cash resources will be sufficient for the Company's capital expenditure programs and mandatory scheduled debt repayments for the next twelve months. However, certain external factors such as unfavorable economic conditions, competition, labor relations, and fuel and utility costs could have a significant impact on cash generation. As previously noted, the Company is exploring several actions to mitigate the potential risk, however, there can be no assurance that such actions will be successful.


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

Interest Rates
--------------
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $738 million in notes as of November 30, 2002 because they are at fixed interest rates. However, the Company does have cash flow exposure on its committed and uncommitted bank lines of credit due to its variable LIBOR pricing. Since the Company has borrowed minimal amounts under these facilities during the first 40 weeks of fiscal 2002, a presumed 1% change in LIBOR would not have had a material impact on interest expense.

The Company has entered into three interest rate swaps with commercial banks with an aggregate notional amount of $150 million, all maturing on April 15, 2007. These hedging agreements were designated as fair value hedging instruments and effectively convert a portion of the Company's 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt. There were no ineffective changes in fair value of these hedging agreements. At November 30, 2002, these hedging agreements had a fair value of $9.1 million that was recorded as an asset on the Company's Consolidated Balance Sheet. An assumed 1% change in LIBOR during the 12 and 40 weeks ended November 30, 2002 would have impacted borrowing costs by $0.3 million and $0.9 million, respectively.

Foreign Exchange Risk
---------------------
The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 40 weeks ended November 30, 2002, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.5 million and $3.1 million, respectively. The Company does not believe that a change in the Canadian currency of 10% will have a material effect on its financial position or cash flows.



ITEM 4 - Controls and Procedures

Within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer completed an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries.

This evaluation consisted of a year-end control review that was subsequently updated in January 2003. The following paragraphs detail management's significant areas of focus to further enhance internal controls:

o The Company has implemented certain enhancements and is in the process of enhancing internal controls relating to vendor allowance transactions. The actions related to vendor allowances include, among others, revising the vendor allowance transaction reporting form, providing additional training to employees concerning financial reporting obligations with an emphasis on vendor allowance transactions, establishing additional internal resources to account for and review on a regular basis vendor allowance transactions, and providing additional management and internal audit oversight of vendor allowances.

o During the third quarter of fiscal 2002, the Company implemented an enterprise resource planning system encompassing the finance function and is in the process of implementing this platform for the human resources function. This new system provides a common platform for certain of the Company's operations, including the improvement of approval and authorization processes and information flow across the organization. This system will serve as the record keeping tool for, among others, general ledger, accounts payable, accounts receivable, fixed assets and payroll.

Other than the above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine and enhance its internal control procedures on an ongoing basis as deemed appropriate.


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




                          PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

On January 13, 2000, the Attorney General of the State of New York filed an action in New York Supreme Court, County of New York, alleging that the Company and its subsidiary Shopwell, Inc., together with the Company's outside delivery service Chelsea Trucking, Inc., violated New York law by failing to pay minimum and overtime wages to individuals who delivered groceries at one of the Food Emporium's stores in New York City. The complaint seeks a determination of violation of law, an unspecified amount of restitution, an injunction and costs. A purported class action lawsuit was filed on January 13, 2000 in the federal district court for the Southern District of New York against the Company, Shopwell, Inc. and others by Faty Ansoumana and others. The federal court action makes similar minimum wage and overtime pay allegations under both federal and state law and extends the allegations to various stores operated by the Company. In May 2001, the federal court granted plaintiffs' motion for certification of a class action. On September 18, 2002, the plaintiffs, the Attorney General and the Company entered into a Stipulation and Agreement of Settlement pursuant to which the Company would pay approximately $3 million in full settlement of the actions and would receive releases from the class and the Attorney General, and the actions would be dismissed with prejudice. The proposed settlement has been preliminarily approved by the federal court, but remains subject to entry of an order of final approval by such court. The settlement amount has been accrued for and is included in "Other accruals" on the Company's Consolidated Balance Sheets.

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002.

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

In June and July 2002, several purported securities class action Complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and directors, purporting to assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of the Company's accounting practices and certain alleged material misrepresentations and omissions made by the Company concerning its financial results. On September 9, 2002, the Court entered an Order consolidating the class action lawsuits under the caption In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation (the "Class Action") and appointing Lead Plaintiffs and Lead and Liaison Plaintiffs' Counsel. A single Consolidated Amended Complaint was filed by plaintiffs in the Class Action on December 2, 2002. Defendants' motion seeking an Order dismissing the Amended Complaint is to be filed by January 17, 2003.

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

     4.1 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K)

     4.2 First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2001)

     4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between the Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

    10.1 Employment Agreement, made and entered into as of the 11th day of November, 2002, by and between the Company and Eric Claus, and Offer Letter dated the 22nd day of October, 2002, as filed herein

    10.2 Employment Agreement dated December 6, 1994, between the Company and Fred Corrado (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 24, 1995)

    10.3 Amendment to Fred Corrado Employment Agreement dated February 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on July 5, 2002)

    10.4 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

    10.5 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit
                         10.7 to Form 10-K filed on July 5, 2002)

    10.6 Employment Agreement, made and entered into as of the 8th day of January, 2001, by and between the Company and Elizabeth R. Culligan (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Culligan Agreement")

    10.7 Amendment to Culligan Agreement dated April 8, 2002 (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed on July 5, 2002)

    10.8 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between the Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on July 5, 2002)

    10.9 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between the Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

    10.10 Offer Letter dated the 18th day of September, 2002 by and between the Company and Peter Jueptner, as filed herein

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

    10.13 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger as amended February 14, 2002 (incorporated herein by reference to Exhibit
                         10.13 to Form 10-K filed on July 5, 2002)

    10.14 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between the Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002, as filed herein

    10.15 Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between the Company and David A. Smithies (incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on July 5, 2002)

    10.16 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

    10.17 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

    10.18 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

    10.19 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

    10.20 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

    10.21 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

    10.22 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

    10.23 Credit Agreement dated as of February 23, 2001, among the Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

    10.24 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

    10.25 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

    10.26 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

    10.27 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit
                         10.26 to Form 10-K filed on July 5, 2002)

    10.28 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

    15 Independent Auditors' Consent (incorporated herein by reference to Exhibit 23 to Form 10-K filed on July 5, 2002)

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





THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  January 10, 2003          By:  /s/ Brenda M. Galgano
                                       ----------------------
                                  Brenda M. Galgano, Vice President, Corporate
                                  Controller (Chief Accounting Officer)











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



/s/ Christian W.E. Haub                              Date:  January 10, 2003
-----------------------
Christian W. E. Haub
Chairman of the Board,
Chief Executive Officer

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



/s/ Mitchell P. Goldstein                            Date:  January 10, 2003
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                   Certification Accompanying Periodic Report
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                               (18 U.S.C. ss. 1350)

The undersigned, Christian W.E. Haub, Chairman of the Board and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended November 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  January 10, 2003                    /s/ Christian W.E. Haub
                                            -----------------------
                                            Chairman of the Board,
                                            Chief Executive Officer




Dated:  January 10, 2003                    /s/ Mitchell P. Goldstein
                                            -------------------------
                                            Senior Vice President,
                                            Chief Financial Officer