Form 10-K
period 2003-02-22
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2003-05-09
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended February 22, 2003

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                        For the transition period from to

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

                      ---------------------------

      Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock - $1 par value                   New York Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act: None
                    ---------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 7, 2003 was approximately $252,663,687. The number of shares of common stock outstanding at May 7, 2003 was 38,515,806.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8, 9, 14 and 15 are incorporated by reference from the Registrant's Fiscal 2002 Annual Report to Stockholders.

PART I

ITEM 1 - Business

General
-------

         The Great Atlantic & Pacific Tea Company, Inc. ("A&P", "we", "our", "us" or "our Company") is engaged in the retail food business. We operated 695 stores averaging approximately 38,500 square feet per store as of February 22, 2003. In addition, we served as wholesaler to 65 franchise stores in Canada averaging approximately 31,800 square feet per store as of February 22, 2003. On the basis of reported sales for fiscal 2002, we believe that we are among North America's largest retail food chains.

         Operating under the trade names A&P(R), Super Fresh(R), Sav-A-Center(R), Farmer Jack(R), Kohl's, Waldbaum's(TM), Super Foodmart, Ultra Food & Drug, Dominion(R), Food Basics(TM), The Barn Markets and The Food Emporium(TM), we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we also operate one coffee roasting plant in the United States. Through our Compass Foods Division, we manufacture and distribute a line of whole bean coffees under the Eight O'Clock(R), Bokar(R) and Royale(R) labels, for sale through our own stores as well as other retail channels. We sell other private label products in our stores under other brand names of our Company which include without limitation, America's Choice(R), Master Choice(R), Health Pride(R), Savings Plus and The Farm.

         Building upon a broad base of A&P supermarkets, our Company has historically expanded and diversified within the retail food business through the acquisition of other supermarket chains and the development of several alternative store types. We now operate our stores with merchandise, pricing and identities tailored to appeal to different segments of the market, including buyers seeking gourmet and ethnic foods, a wide variety of premium quality private label goods and health and beauty aids along with the array of traditional grocery products.

Modernization of Facilities
---------------------------

         We are engaged in a continuing program of modernizing our operations including retail stores, warehousing and distribution facilities, supply and logistics and processes. In support of our modernizing program, on March 13, 2000, we announced our business process initiative, a plan to develop a state of the art supply chain and business management infrastructure over four years. This initiative was completed in fiscal 2002.

         During fiscal 2002, we expended approximately $220 million for capital projects, which included 31 new supermarkets and 38 major remodels or enlargements. Our Company has planned capital expenditures of approximately $175 million in fiscal 2003. These expenditures relate primarily to opening 20 new supermarkets and enlarging or remodeling 30 - 35 supermarkets. In addition, we plan to continue with at least similar levels of capital expenditures in fiscal 2004 and several years thereafter.

Sources of Supply
-----------------

         Our Company obtains the merchandise sold in our stores from a variety of suppliers located primarily in the United States and Canada. Our Company has long-standing and satisfactory relationships with our suppliers.

         We maintain a processing facility that produces coffee products. The main ingredients for coffee products are purchased principally from Brazilian and Central American sources. Other ingredients are obtained from domestic suppliers.

Employees
---------

         As of February 22, 2003, we had approximately 79,000 employees, of which 68% were employed on a part-time basis. Approximately 89% of our employees are covered by union contracts.

Competition
-----------

         The supermarket business is highly competitive throughout the marketing areas served by our Company and is generally characterized by low profit margins on sales with earnings primarily dependent upon rapid inventory turnover, effective cost controls and the ability to achieve high sales volume. We compete for sales and store locations with a number of national and regional chains, as well as with many independent and cooperative stores and markets.

Segment Information
-------------------

         The segment information required is contained under the caption "Note 13 - Operating Segments" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.

Foreign Operations
------------------

         The information required is contained under the captions "Management's Discussion and Analysis", "Note 5 - Wholesale Franchise Business", "Note 6 - Indebtedness", "Note 9 - Income Taxes", "Note 10 - Retirement Plans and Benefits", "Note 12 - Commitments and Contingencies" and "Note 13 - Operating Segments" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 2 - Properties

         At February 22, 2003, we owned 117 properties consisting of the following:

         Stores, Not Including Stores in Owned Shopping Centers
         ------------------------------------------------------
              Land and building owned                             29
              Building owned and land leased                      17
              Land owned and building leased                       1
                                                                ----
                  Total stores                                    47

         Shopping Centers
         ----------------
              Land and building owned                             12
              Building owned and land leased                       7
                                                                ----
                  Total shopping centers                          19

         Warehouses
         ----------
              Land and building owned                              7

         Administrative and Other Properties
         -----------------------------------
              Land and building owned                             12
              Building owned and land leased                       3
              Property under development building owned
                 and land leased                                   4
              Property under development land
                 and building owned                                2
              Property under development land only                 1
              Undeveloped land                                    22
                                                                ----
                  Total other properties                          44
                                                                ----
         Total Properties                                        117
                                                                ====

         At February 22, 2003, we operated 695 retail stores and serviced 65 franchised stores. These stores are geographically located as follows:

         Company Stores:
         --------------

              New England States:
              ------------------
                  Connecticut                                     37
                  Massachusetts                                   15
                  New Hampshire                                    1
                                                                ----
                      Total                                       53

              Middle Atlantic States:
              ----------------------
                  District of Columbia                             1
                  Delaware                                         9
                  Maryland                                        31
                  New Jersey                                      96
                  New York                                       141
                  Pennsylvania                                    23
                                                                ----
                      Total                                      301

              Midwestern States:
              -----------------
                  Michigan                                       103
                  Ohio                                             6
                  Wisconsin                                       31
                                                                ----
                      Total                                      140

              Southern States:
              ---------------
                  Louisiana                                       20
                  Mississippi                                      4
                  North Carolina                                   1
                                                                ----
                      Total                                       25
                                                                ----
                  Total United States                            519

                  Ontario, Canada                                176
                                                                ----
                  Total Stores                                   695
                                                                ====

         Franchised Stores:
                  Ontario, Canada                                 65
                                                                ----
                      Total Franchised Stores                     65
                                                                ====

         The total area of all of our operated retail stores is 26.8 million square feet averaging approximately 38,500 square feet per store. Excluding liquor and The Food Emporium(TM) stores, which are generally smaller in size, the average store size is approximately 41,100 square feet. The total area of all franchised stores is 2.1 million square feet averaging approximately 31,800 square feet per store. The 31 new stores opened in fiscal 2002 consisted of 30 supermarkets and 1 gas station in Canada. Excluding the gas station, the supermarkets opened in fiscal 2002 had a range in size from 21,400 to 61,100 square feet, with an average size of approximately 44,800 square feet. The stores built over the past several years and those planned for fiscal 2003 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 73% of the total square footage.

         As of the end of fiscal 2002, we operated one coffee roasting plant in the United States. In addition, we operated 13 warehouses to service our store network. These warehouses are geographically located as follows:

                  Louisiana                                               1
                  Maryland                                                1
                  Michigan                                                2
                  New Jersey                                              1
                  New York                                                2
                  Pennsylvania                                            1
                  Wisconsin                                               1
                                                                       ----
                      Total United States                                 9
                  Ontario, Canada                                         4
                                                                       ----
                      Total Warehouses                                   13
                                                                       ====

         The net book value of real estate pledged as collateral for all mortgage loans amounted to $3.2 million as of February 22, 2003. The net book value of real estate pledged as collateral for the Company's $425 million Secured Revolving Credit Agreement amounted to $82.9 million as of February 22, 2003.


ITEM 3 - Legal Proceedings

         The information required is contained under the caption "Note 12 - Commitments and Contingencies" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.




PART II

ITEM 5 - Market for the Registrant's Common Stock and Related
         Security Holder Matters

         The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 6 - Selected Financial Data

         The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - Management's Discussion and Analysis

         The information required is contained under the caption "Management's Discussion and Analysis" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

         The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - Financial Statements and Supplementary Data

      (a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report. Except for the sections included herein by reference, our Fiscal 2002 Annual Report to Stockholders is not deemed to be filed as part of this report.

      (b) Supplementary Data: The information required is contained under the caption "Summary of Quarterly Results" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The information required is contained in our Forms 8-K filed on September 18, 2002 and September 24, 2002, and our Form 8-K/A filed on September 24, 2002, and is herein incorporated by reference.



PART III

ITEMS 10 and 11 - Directors and Executive Officers of the Registrant and Executive Compensation

The executive officers of our Company are as follows:

         Name             Age                Current Position
-----------------------  ----  -----------------------------------------------
Christian W. E. Haub      38   Chairman of the Board, President and
                                  Chief Executive Officer
Eric Claus                46   President and Chief Executive Officer, A&P Canada
William P. Costantini     55   Senior Vice President, General Counsel
                                  & Secretary
Brenda M. Galgano         34   Vice President and Corporate Controller
Mitchell P. Goldstein     42   Senior Vice President, Chief Financial Officer
Peter Johannes Jueptner   40   Executive Vice President, A&P U.S.
John E. Metzger           48   Senior Vice President, Chief Information Officer
William Moss              55   Vice President and Treasurer
Brian Piwek               56   President and Chief Executive Officer, A&P U.S.

         The executive officers of our Company are chosen annually and serve under the direction of the Chief Executive Officer ("CEO") with the consent of the Board of Directors.

         Mr. Haub currently serves as Chairman of the Board, President and Chief Executive Officer of our Company. He was elected a director on December 3, 1991, and is Chair of the Executive Committee and a member of the Finance Committee. Mr. Haub served as Chief Operating Officer of our Company from December 7, 1993, becoming Co-Chief Executive Officer on April 2, 1997, sole CEO on May 1, 1998 and Chairman of the Board on May 1, 2001. In addition to his other positions, with the exception of the period between February 2002 through October 2002, Mr. Haub has served as President of our Company since December 7, 1993. Mr. Haub, son of Helga Haub, is a partner and Co-Chief Executive Officer of Tengelmann Warenhandelsgesellschaft KG, a partnership organized under the laws of the Federal Republic of Germany ("Tengelmann"). Mr. Haub is on the Board of Directors of the Food Marketing Institute and on the Board of Trustees of St. Joseph's University.

         Mr. Claus was appointed President & Chief Executive Officer, A&P Canada on November 11, 2002. Prior to joining our Company, Mr. Claus served as Chief Executive Officer of Co-Op Atlantic, between February 1997 and November 2002.

         Mr. Costantini was elected Senior Vice President, General Counsel & Secretary effective April 24, 2000. Prior to joining our Company, Mr. Costantini served as Executive Vice President & General Counsel and Senior Vice President & General Counsel of Olsten Corporation, between June 1992 and March 2000.

         Ms. Galgano was appointed Vice President, Corporate Controller on February 24, 2002. Ms. Galgano served as Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers from July 1997 to July 1999 as Senior Manager and Manager of the Audit and Business Advisory Services Group, respectively.

         Mr. Goldstein was elected Senior Vice President & Chief Financial Officer on February 24, 2002. From January 2000 to February 24, 2002, Mr. Goldstein was Senior Vice President, Finance & Treasurer of our Company. Prior to joining our Company, Mr. Goldstein was Chief Financial Officer from October 1998 to January 2000 and Vice President of Strategic Planning and Corporate Development from September 1997 to October 1998 at Vlasic Foods International. Before that, he was Director of Strategic Planning at the Campbell Soup Company. Vlasic Foods International filed a petition under the Federal bankruptcy laws in January 2001. Mr. Goldstein is on the Board of Advisers of the Rutgers
Business School.

         Mr. Jueptner was appointed Executive Vice President, A&P U.S. on November 15, 2002. Prior to that, Mr. Jueptner served as Senior Vice President, Chief Strategy Officer from October 1, 2002 to November 15, 2002. Prior to joining our Company, Mr. Jueptner was Chief Commercial Officer of The Worldwide Retail Exchange from December 2000 through July 2002. From 1997 through 2000, Mr. Jueptner held various positions with Campbell Soup Company, lastly, General Manager, Beverages & Latin America.

         Mr. Metzger was appointed Senior Vice President, Chief Information Officer on February 11, 2002. Prior to that, he was Senior Vice President and Business Process Initiative Business Leader from May 2001 to February 2002, and Vice President, Supply & Logistics from October 1999 to May 2001. Prior to joining our Company, Mr. Metzger was Senior Vice President of CS Integrated LLC from January 1998 to October 1999 and before that, Vice President, Distribution & Procurement for General Mills Restaurants, Inc. from October 1993 to November 1998. Mr. Metzger is a director of the Institute for Standards & Collaboration Commerce, Inc.

         Mr. Moss was appointed Vice President, Treasurer on February 24, 2002. Prior to that Mr. Moss was Vice President, Treasury Services and Risk Management from 1992 to February 2002.

         Mr. Piwek was appointed President and Chief Executive Officer, A&P U.S. on October 28, 2002. Prior to that, he was Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from April 1, 2002 and was Vice Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from February 2000. Before that, Mr. Piwek was Vice Chairman and Co-Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from October 1997. Prior to joining the Company, he was President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

         The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed on or about May 24, 2003 ("Proxy Statement"), and is herein incorporated by reference.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of More than 5% of the Company's Common Stock

         The information required is contained in our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", and is herein incorporated by reference.


ITEM 13 - Certain Relationships and Related Transactions

         The information required is contained in our Proxy Statement under the heading "Certain Relationships and Transactions", and is herein incorporated by reference.

ITEM 14 - Controls and Procedures

         The information required is contained under the caption "Management's Report on Financial Statements" in the Fiscal 2002 Annual Report to Stockholders and is herein incorporated by reference.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) Documents filed as part of this report.

      1) Financial Statements: The financial statements required by Item 8 are included in the Fiscal 2002 Annual Report to Stockholders. The following required items are herein incorporated by reference:

                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity and
                     Comprehensive (Loss) Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report

      2) Financial Statement Schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

3) Exhibits:

           The following are filed as Exhibits to this Report:



         EXHIBIT NO.           DESCRIPTION
         ----------            -----------
           3.1                 Articles of Incorporation of The Great Atlantic
                               & Pacific Tea Company, Inc., as amended through
                               July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

           3.2 By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 2, 2002 (incorporated herein by reference to Exhibit 3.2 to Form 10-K filed on July 5, 2002)

           4.1 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K)

           4.2 First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between our Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to
                               Exhibit 4.1 to Form 8-K filed on December 4,
                               2001)

           4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between our Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

           4.4*                Successor Bond Trustee

           10.1 Employment Agreement, made and entered into as of the 11th day of November, 2002, by and between our Company and Eric Claus, and Offer Letter dated the 22nd day of October, 2002
                               (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on January 10, 2003)

           10.2 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between our Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

           10.3 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

           10.4 Employment Agreement, made and entered into as of the 8th day of January, 2001, by and between our Company and Elizabeth R. Culligan (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Culligan Agreement")

           10.5 Amendment to Culligan Agreement dated April 8, 2002 (incorporated herein by reference to Exhibit 10.3 to Form 10-K filed on July 5, 2002)

           10.6 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit
                               10.8 to Form 10-K filed on July 5, 2002)

           10.7 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

           10.8 Offer Letter dated the 18th day of September, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.9 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between our Company and Laurane Magliari (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Magliari Agreement")

           10.10 Amendment to Magliari Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit
                               10.12 to Form 10-K filed on July 5, 2002)

           10.11 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.12 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form
                               10-Q filed on January 10, 2003)

           10.13 Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between our Company and David A. Smithies (incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on July 5, 2002)

           10.14 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.15 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.16 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to
                               Exhibit 10(j) to Form 10-K filed on May 23, 2001)

           10.17 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.18               1994 Stock Option Plan for Non-Employee
                               Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

           10.19 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

           10.20 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.21 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.22 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.23 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.24 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.25 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.26 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.27 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.28*              Amendment No. 6 dated as of March 25, 2003 to
                               Credit Agreement

           13*                 Fiscal 2002 Annual Report to Stockholders

           16 Letter on Change in Certifying Accountant (incorporated herein by reference to Forms 8-K filed on September 18, 2002 and September 24, 2002 and Form 8-K/A filed on September 24, 2002)

           21*                 Subsidiaries of Registrant

           23.1* Consent of Independent Accountants from PricewaterhouseCoopers LLP

           23.2*               Independent Auditors' Consent from Deloitte &
                               Touche LLP


           *      Filed with this 10-K

(b) Reports on Form 8-K

            On February 21, 2003, our Company filed a Form 8-K disclosing that it had executed Amendment No. 5, dated as of February 21, 2003, to its existing Credit Agreement dated as of February 23, 2001, as amended, with JPMorgan Chase Bank and the lenders signatory thereto.

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

                              The Great Atlantic & Pacific Tea Company, Inc.
                                              (registrant)

Date:  May 8, 2003         By:           /s/ Mitchell P. Goldstein
                               ------------------------------------------------
                               Mitchell P. Goldstein, Senior Vice President and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W. E. Haub        Chairman of the Board, President and
---------------------------         Chief Executive Officer
Christian W. E. Haub

/s/ John D. Barline             Director
---------------------------
John D. Barline

/s/ Rosemarie Baumeister        Director
---------------------------
Rosemarie Baumeister

/s/ Bobbie Gaunt                Director
---------------------------
Bobbie Gaunt

/s/ Helga Haub                  Director
---------------------------
Helga Haub

/s/ Dan P. Kourkoumelis         Director
---------------------------
Dan P. Kourkoumelis

/s/ Edward Lewis                Director
---------------------------
Edward Lewis

/s/ Richard L. Nolan            Director
---------------------------
Richard L. Nolan

/s/ Maureen B. Tart-Bezer       Director
---------------------------
Maureen B. Tart-Bezer

The above-named persons signed this report on behalf of the registrant on May 8, 2003.




/s/ Brenda M. Galgano                    Vice President, Corporate Controller
---------------------------
Brenda M. Galgano                                           May 8, 2003

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, Christian W.E. Haub, certify that:

1. I have reviewed this annual report on Form 10-K of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Christian W. E. Haub                             Date:  May 8, 2003
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Mitchell P. Goldstein, certify that:

1. I have reviewed this annual report on Form 10-K of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Mitchell P. Goldstein                            Date:  May 8, 2003
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

               Certification Accompanying Periodic Report
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Annual Report of the Company on Form 10-K for the period ended February 22, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  May 8, 2003                               /s/ Christian W. E. Haub
                                                   ------------------------
                                                   Christian W. E. Haub
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer




Dated:  May 8, 2003                               /s/ Mitchell P. Goldstein
                                                   -------------------------
                                                   Mitchell P. Goldstein
                                                   Senior Vice President,
                                                   Chief Financial Officer