Form 10-Q
period 2003-06-14
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2003-07-25
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 14, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

          Maryland                                          13-1890974
----------------------------------                 ---------------------------
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

                                 YES [X] NO [ ]

As of June 16, 2003 the Registrant had a total of 38,515,806 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements




                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)





                                                                             16 Weeks Ended
                                                                   ------------------------------------
                                                                   June 14, 2003          June 15, 2002
                                                                   --------------        --------------

Sales                                                              $    3,203,830        $    3,093,776
Cost of merchandise sold                                               (2,324,661)           (2,211,961)
                                                                   --------------        --------------
Gross margin                                                              879,169               881,815
Store operating, general and
    administrative expense                                               (891,628)             (856,601)
                                                                   --------------        ---------------
(Loss) income from operations                                             (12,459)               25,214
Interest expense                                                          (24,884)              (26,752)
Interest income                                                             2,139                 1,959
                                                                   --------------        --------------
(Loss) income from continuing operations before income taxes              (35,204)                  421
Benefit from income taxes                                                  14,862                   368
                                                                   --------------        --------------
    (Loss) income from continuing operations                              (20,342)                  789
Discontinued operations (Note 2):
    (Loss) income from operations of discontinued
       businesses, net of tax                                             (11,459)                1,086
    Gain on disposal of discontinued operations, net of tax                52,081                     -
                                                                   --------------        --------------

    Income from discontinued operations                                    40,622                 1,086
                                                                   --------------        --------------

Net income                                                         $       20,280        $        1,875
                                                                   ==============        ==============

Net (loss) income per share - basic:
    Continuing operations                                          $       (0.53)        $        0.02
    Discontinued operations                                                 1.06                  0.03
                                                                   -------------         -------------

       Net income per share- basic                                 $        0.53         $        0.05
                                                                   ==============        =============

Net (loss) income per share - diluted:
    Continuing operations                                          $       (0.53)        $        0.02
    Discontinued operations                                                 1.05                  0.03
                                                                   -------------         -------------

       Net income per share - diluted                                $      0.52        $         0.05
                                                                     ===========        ==============

Weighted average number of
    common shares outstanding                                          38,515,806           38,450,102
Common stock equivalents                                                  185,411            1,012,148
                                                                   --------------       --------------
Weighted average number of common and
    common equivalent shares outstanding                               38,701,217           39,462,250
                                                                   ==============       ==============


                          See Notes to Quarterly Report



                 The Great Atlantic & Pacific Tea Company, Inc.
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
           (Dollars in thousands, except share and per share amounts)
                                 (Unaudited)


                                                                                                   Accumulated
                                          Common Stock            Additional                          Other             Total
                                 -----------------------------      Paid-in       Retained        Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------



16 Week Period Ended
June 14, 2003
-------------
Balance at beginning of period     38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Net income                                                                           20,280                              20,280
Other comprehensive income                                                                            39,374             39,374
                                 ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period           38,515,806    $    38,516    $   459,411     $    81,667      $   (21,749)       $   557,845
                                 ============    ===========    ===========     ===========      ===========        ===========

16 Week Period Ended
June 15, 2002
-------------
Balance at beginning of period     38,367,628    $    38,368    $   456,753     $   254,896      $   (77,029)       $   672,988
Net income                                                                            1,875                               1,875
Other comprehensive income                                                                             6,765              6,765
Stock options exercised               143,446            143          2,617                                               2,760
                                   ----------    -----------    -----------     -----------      -----------        -----------
Balance at end of period           38,511,074    $    38,511    $   459,370     $   256,771      $   (70,264)       $   684,388
                                   ==========    ===========    ===========     ===========      ===========        ===========



Comprehensive Income
--------------------


                                                                             16 Weeks Ended
                                                                   -----------------------------------
                                                                   June 14, 2003         June 15, 2002
                                                                   -------------         -------------


Net income                                                           $  20,280            $    1,875
                                                                     ---------            ----------
Foreign currency translation adjustment                                 40,081                 7,698
Reclassification adjustment for gains included in net income,
     net of tax                                                              -                  (933)
Net unrealized loss on derivatives, net of tax                            (707)                    -
                                                                     ----------           ----------
Other comprehensive income                                              39,374                 6,765
                                                                     -----------          ----------
Total comprehensive income                                           $  59,654            $    8,640
                                                                     ===========          ==========







                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)



                                                                                 June 14,                     February 22,
                                                                                   2003                           2003
                                                                           --------------------           --------------------
                                                                                (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     163,382                 $      199,014
      Accounts receivable, net of allowance for doubtful accounts of
         $11,371 and $9,799 at June 14, 2003 and February 22, 2003,
         respectively                                                                   181,998                        185,411
      Inventories                                                                       715,664                        682,734
      Prepaid expenses and other current assets                                          41,833                         32,429
                                                                                  -------------                 --------------
         Total current assets                                                         1,102,877                      1,099,588
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,511,874                      1,538,117
         Property leased under capital leases, net                                       73,589                         71,806
                                                                                  -------------                 --------------
      Property - net                                                                  1,585,463                      1,609,923
      Other assets                                                                      181,657                        175,726
                                                                                  -------------                 --------------
Total assets                                                                      $   2,869,997                 $    2,885,237
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      24,637                 $       25,820
      Current portion of obligations under capital leases                                15,201                         13,787
      Accounts payable                                                                  542,669                        511,634
      Book overdrafts                                                                   112,456                        101,817
      Accrued salaries, wages and benefits                                              171,859                        180,812
      Accrued taxes                                                                      91,959                         53,774
      Other accruals                                                                    204,444                        202,968
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,163,225                      1,090,612
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    667,576                        803,277
      Long-term obligations under capital leases                                         84,939                         83,485
      Other non-current liabilities                                                     396,412                        409,672
                                                                                  -------------                 --------------
Total liabilities                                                                     2,312,152                      2,387,046
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                             -                             -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,515,806 shares
         at both June 14, 2003 and February 22, 2003                                     38,516                         38,516
      Additional paid-in capital                                                        459,411                        459,411
      Accumulated other comprehensive loss                                              (21,749)                       (61,123)
      Retained earnings                                                                  81,667                         61,387
                                                                                  -------------                 --------------
Total stockholders' equity                                                              557,845                        498,191
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,869,997                 $    2,885,237
                                                                                  =============                 ==============





                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                                              16 Weeks Ended
                                                                                  -----------------------------------------
                                                                                  June 14, 2003              June 15, 2002
                                                                                  ----------------           --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    20,280               $     1,875
       Income from discontinued operations                                                (40,622)                    (1,086)
                                                                                      ------------              -----------
   (Loss) income from continuing operations                                               (20,342)                      789
                                                                                      ------------              -----------
   Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
       Asset disposition initiative                                                             -                     6,963
       Depreciation and amortization                                                       85,647                    76,906
       Realized gain on sale of securities                                                      -                    (1,717)
       Deferred income tax (benefit) provision                                            (29,213)                   23,356
       Loss (gain) on disposal of owned property                                               13                    (4,493)
   Other changes in assets and liabilities:
       Decrease in receivables                                                              9,420                    24,139
       Increase in inventories                                                            (24,673)                   (3,230)
       (Increase) decrease in prepaid expenses and other current assets                   (13,124)                   26,431
       Decrease in other assets                                                             2,098                     5,243
       Increase in accounts payable                                                         6,548                     2,835
       Increase (decrease) in accrued salaries, wages and benefits, and taxes              22,761                   (25,356)
       Decrease in other accruals                                                         (17,312)                   (6,616)
       Decrease in other liabilities                                                      (14,960)                  (38,039)
       Other operating activities, net                                                       (873)                     (419)
                                                                                      ------------              ------------
Net cash provided by operating activities                                                   5,990                    86,792
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (56,949)                  (88,491)
   Proceeds from disposal of property                                                     137,614                    29,335
                                                                                      -----------               -----------
Net cash provided by (used in) investing activities                                        80,665                   (59,156)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                                     -                     8,253
   Payments on revolving lines of credit                                                 (135,000)                   (8,253)
   Proceeds from long-term borrowings                                                           -                     2,239
   Payments on long-term borrowings                                                        (1,143)                  (37,569)
   Principal payments on capital leases                                                    (4,088)                   (4,098)
   Increase (decrease) in book overdrafts                                                   9,543                      (867)
   Deferred financing fees                                                                    (62)                   (2,437)
   Proceeds from stock option exercise                                                          -                     2,760
                                                                                      -----------               -----------
Net cash used in financing activities                                                    (130,750)                  (39,972)

   Effect of exchange rate changes on cash and cash equivalents                             8,463                       873
                                                                                      -----------               -----------
Net decrease in cash and cash equivalents                                                 (35,632)                  (11,463)
Cash and cash equivalents at beginning of period                                          199,014                   168,620
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   163,382               $   157,157
                                                                                      ===========               ===========





                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share amounts)


1.   Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 16 weeks ended June 14, 2003 and June 15, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.


2.   Discontinued Operations

In February 2003, we announced the sale of a portion of our non-core assets, including nine of our stores in northern New England and seven stores in Madison, Wisconsin. In March 2003, we entered into an agreement to sell an additional eight stores in northern New England.

Upon the decision to sell these stores, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these properties held for sale. SFAS 144 requires properties held for sale to be classified as a current asset and valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered the binding sale agreements related to these properties as an estimate of the assets' fair value. As a result of the adoption of SFAS 144, $22.1 million in net property, plant and equipment was reclassified as held for sale as of February 22, 2003, and included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets.

As of April 2003, all of the asset sales described above were completed, generating proceeds of $137.6 million and resulting in a gain of $81.4 million ($52.1 million after tax). This gain was included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the first quarter of fiscal 2003.

Also, during the first quarter of fiscal 2003, we adopted a formal plan to exit the Milwaukee, Wisconsin market, where our remaining 23 Kohl's stores are located, as well as our Eight O'Clock Coffee business through the sale and/or disposal of these assets.

Upon the decision to sell the remaining Kohl's stores and coffee business, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property, plant and equipment of $15.2 million, which is included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the first quarter of fiscal 2003. As a result, $16.4 million in net property, plant and equipment relating to our remaining properties held for sale, primarily our Kohl's stores and coffee business, were reclassified as of June 14, 2003, and included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. These assets will no longer be depreciated.

We participate in various multi-employer union pension plans, which are administered jointly by management and union representatives and which sponsor most full-time and certain part-time union employees who are not covered by our other pension plans. The decision to sell our Kohl's stores and terminate our participation in these plans triggered our Company's liability for our unfunded vested benefits or other expenses under these jointly administered union/management plans. As a result, we recorded expense for these plans of approximately $3.0 million during the first quarter of fiscal 2003. In addition, we recorded $1.0 million in expense relating to withdrawal from Kohl's health and welfare plan. Such amounts as well as the impairment losses described above are included in "(Loss) income from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations.

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for the discontinued New England and Kohl's supermarkets and Eight O'Clock Coffee business, which are included in the accompanying Consolidated Statements of Operations, under the caption "(Loss) income from operations of discontinued businesses, net of tax".




                                                                                      16 Weeks Ended
                                                              -------------------------------------------------------------
                                                                     June 14, 2003                      June 15, 2002
                                                              --------------------------         --------------------------


         Sales                                                       $   142,633                        $   213,462
         Operating expenses                                             (160,552)                          (211,590)
                                                                     ------------                       ------------
              (Loss) income from operations                              (17,919)                             1,872
         Benefit from (provision for) income taxes                         6,460                               (786)
                                                                     -----------                        ------------
              (Loss) income from operations of discontinued
                businesses                                           $   (11,459)                       $     1,086
                                                                     ============                       ===========

         Depreciation and amortization                               $     1,551                        $     4,355
                                                                     ===========                        ===========





3.   Long Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis.

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the first quarter of fiscal 2003 and 2002, we recorded impairment losses on property, plant and equipment of nil and $5.9 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. Such amounts are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Based upon current events or changes in circumstances, there may be additional future impairments as we continue to review and monitor our long-lived assets, including the potential for impairment of assets that are held and used.

4.   Income Taxes

The income tax provision recorded for the 16 weeks ended June 14, 2003 and June 15, 2002 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against a net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax asset in the amount of approximately $133.7 million during the 28 weeks ended September 7, 2002. During the remainder of fiscal 2002, the valuation allowance was increased by an additional $32.9 million. For the first quarter of fiscal 2003, the valuation allowance was decreased by $3.0 million as a result of the gain on sale of discontinued operations. We are reversing the income tax valuation allowance to the extent that our U.S. operations are generating taxable income. In future periods, U.S. losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

We had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $3.3 million and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheet totaling $1.8 million at June 14, 2003.


5.   Wholesale Franchise Business

As of June 14, 2003, the Company served 64 franchised stores. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $251 million and $221 million for the first quarter of fiscal years 2003 and 2002, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, accounting and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services.

We hold as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, amounting to approximately $1.8 million and $3.6 million, are included in "Accounts receivable" on our Consolidated Balance Sheets at June 14, 2003 and February 22, 2003, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $45.0 million and $41.1 million are included in "Other assets" on our Consolidated Balance Sheets at June 14, 2003 and February 22, 2003, respectively.

The repayment of the inventory notes and equipment leases are dependent upon positive operating results of the stores. To the extent that the franchisees incur operating losses, we establish an allowance for doubtful accounts. We continually assess the sufficiency of the allowance on a store by store basis based upon the operating results and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, we reserve the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store.

Refer to Note 6 - Impact of New Accounting Pronouncements regarding our Company's analysis of our franchisees to determine if they are variable interest entities in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46").

Refer to Note 10 - Commitments and Contingencies regarding our pending class action lawsuit relating to our Canadian franchise business.


6.   Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In current and future periods, we will classify debt extinguishment costs within income from operations and reclassify previously reported debt extinguishments as such. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The provisions of SFAS 145 related to lease modifications did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46. FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending November 29, 2003 for our Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that our Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 5, our Company served 64 franchised stores as of June 14, 2003. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. Our maximum exposure to loss as a result of our involvement with these franchisees for equipment leases and inventory notes was $46.8 million at June 14, 2003. We are currently in the process of analyzing the franchisees in accordance with FIN 46 to determine if they are a variable interest entity. At this time, we currently believe that it is reasonably possible we are the primary beneficiary of these VIEs and thus could be required to consolidate these VIEs, as it is currently structured, upon FIN 46 becoming effective for our Company.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.


7.       Asset Disposition Initiative

In fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets. In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses would be closed and/or sold, and certain administrative streamlining would take place.

As of June 14, 2003, we closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:





                                                            Severance
                                                              and            Goodwill/
                                         Occupancy          Benefits        Fixed Assets        Total
                                         ---------          --------        ------------      ---------


     Balance at
       February 23, 2002                $  143,700        $  22,137         $         -       $ 165,837
     Addition (1)                            7,249            3,544                   -          10,793
     Utilization (2)                       (34,003)         (19,830)                776         (53,057)
     Adjustment (3)                        (13,825)             889                (776)        (13,712)
                                        -------------     -----------       ------------      ----------
     Balance at
        February 22, 2003               $  103,121        $   6,740         $         -       $ 109,861
     Addition (1)                            1,814                -                   -           1,814
     Utilization (2)                        (7,998)          (1,678)                  -          (9,676)
                                        ------------      -------------      -----------      ----------
     Balance at
        June 14, 2003                   $   96,937        $   5,062         $         -       $ 101,999
                                        ============      =============      ===========      ==========

(1) The additions to occupancy represent the present value of accrued interest related to lease obligations. The addition to severance during fiscal 2002 related to retention and productivity incentives that were accrued as earned.

(2) Occupancy utilization represents vacancy related payments for closed locations. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assesses the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

         o Favorable results of assigning leases at certain locations of $7.2 million;
         o The decision to continue to operate one of the stores previously identified for closure due to changes in the competitive environment in the market in which that store is located of $3.3 million; and
         o The decision to proceed with development at a site that we had chosen to abandon at the time of the original charge due to changes in the competitive environment in the market in which that site is located of $3.3 million.




As of June 14, 2003, we paid approximately $53 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans and individual severance payments which will be paid by the end of fiscal 2003.

At June 14, 2003, approximately $19.2 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the first quarters of fiscal 2003 and 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:

                                                  16 Weeks Ended
                                        -----------------------------------
                                            June 14,            June 15,
                                              2003                2002
                                        ---------------     ---------------

     Sales                              $           316     $       19,096
                                        ===============     ==============

     Operating loss                     $           (72)    $       (1,337)
                                        ===============     ==============

Based upon current available information, we evaluated the reserve balance as of June 14, 2003 of $102 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


8.   Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosure of compensation expense, net income or loss and earnings per share as if the fair value based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") had been applied.

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:





                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 14,            June 15,
                                                                                   2003                2002
                                                                             ----------------    ---------------



       Net income, as reported:                                               $       20,280    $       1,875
           Deduct/(Add):  Stock-based employee
                compensation income included
                in reported net income, net of
                related tax effects                                                        -              449
           Deduct:  Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects                                (2,121)          (1,982)
                                                                              ---------------    -------------
       Pro forma net income (loss)                                            $       18,159     $       (556)
                                                                              ==============     =============

       Net income (loss) per share - basic:
           As reported                                                          $   0.53           $    0.05
           Pro forma                                                            $   0.47           $   (0.01)

       Net income (loss) per share - diluted:
           As reported                                                          $   0.52           $    0.05
           Pro forma                                                            $   0.47           $   (0.01)




The pro forma effect on net income and net income per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 14,            June 15,
                                                                                   2003                2002
                                                                             ----------------    ---------------


         Expected life                                                             7 years               7 years

         Volatility                                                                  48%                   47%

         Dividend yield range                                                        0%                    0%

         Risk-free interest rate range                                           2.89%-3.37%           4.69%-5.18%




9.   Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chairman of the Board, President and Chief Executive Officer.

We currently operate in three reportable segments: United States Retail, Canada Retail and Canada Wholesale. The retail segments are comprised of retail supermarkets in the United States and Canada, while the wholesale segment is comprised of our Canadian operation that serves as the exclusive wholesaler to our franchised stores and serves as wholesaler to certain third party retailers.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2002 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:



                                                    16 Weeks Ended
                                        ---------------------------------------
(Dollars in thousands)                       June 14,              June 15,
                                               2003                  2002
                                        -----------------     -----------------
Sales
     U.S. Retail                        $       2,258,330     $       2,299,716
     Canada Retail                                694,988               572,884
     Canada Wholesale                             250,512               221,176
                                        -----------------     -----------------
         Total Company                  $       3,203,830     $       3,093,776
                                        =================     =================

Depreciation and amortization
     U.S. Retail                        $          69,401     $          60,675
     Canada Retail                                 14,695                11,876
     Canada Wholesale                                   -                     -
                                        -----------------     -----------------
         Total Company                  $          84,096     $          72,551
                                        =================     =================

(Loss) income from operations
     U.S. Retail                        $         (32,357)    $           3,858
     Canada Retail                                 10,679                11,500
     Canada Wholesale                               9,219                 9,856
                                        -----------------     -----------------
         Total Company                  $         (12,459)    $          25,214
                                        ==================    =================

(Loss) income from continuing
  operations before income taxes
     U.S. Retail                        $         (54,521)    $         (19,735)
     Canada Retail                                  9,884                10,009
     Canada Wholesale                               9,433                10,147
                                        -----------------     -----------------
         Total Company                  $         (35,204)    $             421
                                        ==================    =================

Capital expenditures
     U.S. Retail                        $          39,065     $          69,354
     Canada Retail                                 17,884                19,137
     Canada Wholesale                                   -                     -
                                        -----------------     -----------------
         Total Company                  $          56,949     $          88,491
                                        =================     =================

                                             June 14,            February 22,
                                               2003                  2003
                                        -----------------     -----------------
Total assets
     U.S. Retail                        $       2,096,476     $       2,216,455
     Canada Retail                                692,612               597,634
     Canada Wholesale                              80,909                71,148
                                        -----------------     -----------------
         Total Company                  $       2,869,997     $       2,885,237
                                        =================     =================




10.  Commitments and Contingencies

In May of 1999, four present and former employees of The Food Emporium filed suit against our Company in federal court in New York for unpaid wages and overtime. In April 2000, the judge certified the case as a class action status for this case covering approximately 82 stores in 9 counties in the New York metropolitan area. Approximately 840 current and former full and part-time employees of The Food Emporium and A&P opted into the class. In April 2003, the Company filed a Motion to Decertify the Collective Action under the Fair Labor Standards Act.

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. The majority of the potential class members have opted out of this class proceeding. A&P Canada has obtained leave to appeal the class certification order. The appeal hearing took place on June 26, 2003 and June 27, 2003, and the decision was set aside.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleges claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit seeks unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. On February 28, 2003, plaintiffs filed their brief in opposition to defendants' motion. Defendants' reply brief in support of their dismissal motion was filed on March 28, 2003.

On May 31, 2002, a stockholder's derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against our Company's directors (some of whom are also executive officers) in an action captioned Osher v. Barline, Civ. Action No. BER L-4673-02 (N.J. Super. Ct.) (the "Derivative Lawsuit"). The Complaint, which arises out of the events at issue in the Class Action Lawsuit, alleges that the defendants violated their fiduciary obligations to our Company and our stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of our Company. Plaintiff seeks unspecified money damages, costs and expenses. In or about December 2002, after the parties had agreed to and submitted for the Court's consideration a stipulation and proposed Order staying the Derivative Lawsuit pending the outcome of defendants' motion to dismiss the Complaint in the Class Action Lawsuit, the Court dismissed the Derivative Lawsuit without prejudice.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.




ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation
o Results of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
  - Results for the 16 weeks ended June 14, 2003 compared to the 16 weeks ended June 15, 2002;
  - The Company's Asset Disposition Initiative; and
  - Current and expected future liquidity.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc.( "We", "Our", "Us", or "the Company") for the 16 weeks ended June 14, 2003 and June 15, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all majority-owned subsidiaries.


RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------
Our consolidated financial information presents the income related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focus on continuing operations.


16 WEEKS ENDED JUNE 14, 2003 COMPARED TO THE 16 WEEKS ENDED JUNE 15, 2002
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2003 were $3.2 billion, compared with $3.1 billion in the first quarter of fiscal 2002; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased 0.1%. Net income per share - diluted for the first quarter of fiscal 2003 was $0.52 compared to $0.05 for the first quarter of fiscal 2002.


SALES
-----
Sales for the first quarter of fiscal 2003 of $3,204 million increased
$110 million or 3.6% from sales of $3,094 million for the first quarter of fiscal 2002. The higher sales were due to an increase in retail sales of $81 million and an increase in wholesale sales of $29 million. The increase in retail sales was attributable to the opening of 38 new stores since the beginning of fiscal 2002, of which 7 were opened in fiscal 2003, increasing sales by $72 million, and the favorable effect of the Canadian exchange rate, which increased sales by $62 million. This increase was partially offset by the closure of 79 stores since the beginning of fiscal 2002, of which 37 were sold or closed in fiscal 2003, which decreased sales by $45 million, and the decrease in comparable store sales for fiscal 2003 of 0.1% (down 1.1% in the U.S. and up 3.7% in Canada) when compared to the first quarter of fiscal 2002. The increase in wholesale sales was attributable to higher sales volume of $7 million and the favorable effect of the Canadian exchange rate of $22 million.

Sales in the U.S. for the first quarter of fiscal 2003 decreased by $41 million or 1.8% compared to the first quarter of fiscal 2002. Sales in Canada for the first quarter of fiscal 2003 increased by $151 million or 19.1% from the first quarter of fiscal 2002.

Average weekly sales per supermarket were approximately $298,400 for the first quarter of fiscal 2003 versus $292,200 for the corresponding period of the prior year, an increase of 2.1%. This increase was primarily due to:

o Sale and/or closure of smaller stores with lower average weekly sales;
o Closure of underperforming stores; and
o Opening and remodeling of larger stores.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 106 basis points to 27.44% for the first quarter of fiscal 2003 from 28.50% for the first quarter of fiscal 2002. The gross margin dollar decrease of $2 million resulted from the decrease in the gross margin rate partially offset by the increases in sales volume and the favorable Canadian exchange rate. The U.S. operations gross margin decrease of $21 million resulted from decreases of $13 million due to lower sales volume and $8 million due to a lower gross margin rate. The Canadian operations gross margin increase of $19 million resulted from increases of $15 million due to higher sales volume and $17 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $13 million due to a lower gross margin rate. This 106 basis point decrease was caused primarily by continued competitive pressures to drive sales volume and protect market share in the current market.

Included in gross margin for the first quarter of fiscal 2002 were costs related to our asset disposition initiative of $0.9 million, which were incurred to mark down inventory in stores announced for closure. There were no such costs recorded in the first quarter of fiscal year 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $892 million for the first quarter of fiscal 2003 compared to $857 million for the first quarter of fiscal 2002. As a percentage of sales, SG&A was 27.83% for the first quarter of fiscal 2003 compared to 27.69% for the first quarter of fiscal 2002.

The major items impacting this increase include:

o Increased labor costs as a percentage of sales in the U.S.;
o Higher severance and employee buy-out costs in the U.S.; and
o Higher store occupancy expense.

Partially offset by the following:

o Lower closed store expenses for stores closed during the normal course of business; and
o Lower costs related to our business process initiative.

Included in SG&A for the first quarter of fiscal 2002 were net costs of $6.1 million relating to our asset disposition initiative as described in Note 6 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders, a loss of $0.7 million relating to the early extinguishment of $38 million of our 7.75% Notes due April 15, 2007 as described in Note 6 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders and a gain of $1.7 million related to the sale of securities received as part of the demutualization of The Prudential Insurance Company as described in Note 15 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders. Excluding these items, SG&A as a percentage of sales for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 would have increased 31 basis points.

Also included in SG&A for fiscal 2002 were $20.0 million relating to our business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the first quarter of fiscal 2003 and 2002, we recorded impairment losses on property, plant and equipment of nil and $5.9 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. This amount is included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Based upon current events or changes in circumstances, there may be additional future impairments as we continue to review and monitor our long lived assets including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $25 million for the first quarter of fiscal 2003 decreased from the prior year amount of $27 million due primarily to lower interest expense resulting from our open market repurchase of $51 million of our 7.75% Senior Notes due April 15, 2007 and $45 million of our 9.125% Senior Notes due December 15, 2011, during fiscal 2002.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the first quarter of fiscal 2003 was $14.9 million compared to a benefit of $0.4 million for the first quarter of fiscal 2002. The U.S. tax benefit of approximately $23 million is offset by a tax provision provided on discontinued operations of approximately $23 million in accordance with Statement of Financial Accounting Standards 109 "Accounting for Income Taxes".


(LOSS) INCOME FROM OPERATIONS OF DISCONTINUED BUSINESSES, NET OF TAX
-----------------------------------------------------------------------------
Loss from operations of discontinued businesses, net of tax for the first quarter of fiscal 2003 was $11 million as compared to income from operations of $1 million for the first quarter of fiscal 2002. Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England, Madison and Milwaukee, Wisconsin as well as our Eight O'Clock Coffee business. Upon our decision to sell, we recorded impairment losses on the property, plant and equipment relating to these operations of $15.2 million during the 16 weeks ended June 14, 2003. In addition, during the first quarter of fiscal 2003, we recorded $4.0 million in pension expense relating to early withdrawal from various multi-employer union pension plans and a health and welfare plan we participate in. The remaining amounts for each period represent the operating results of the stores in these locations as well as our Eight O'Clock Coffee business.


ASSET DISPOSITION INITIATIVE
----------------------------
In fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets. In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses would be closed and/or sold, and certain administrative streamlining would take place.

As of June 14, 2003, we closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:




                                                           Severance
                                                              and             Goodwill/
                                         Occupancy          Benefits        Fixed Assets         Total
                                        ------------    -------------       -------------   ------------


     Balance at
       February 23, 2002                $    143,700    $      22,137      $            -   $    165,837
     Addition (1)                              7,249            3,544                   -         10,793
     Utilization (2)                         (34,003)         (19,830)                776        (53,057)
     Adjustment (3)                          (13,825)             889                (776)       (13,712)
                                        -------------   -------------      ---------------  ------------
     Balance at
        February 22, 2003               $    103,121    $       6,740      $            -   $    109,861
     Addition (1)                              1,814                -                   -          1,814
     Utilization (2)                          (7,998)          (1,678)                  -         (9,676)
                                        ------------    -------------      --------------   ------------
     Balance at
        June 14, 2003                   $     96,937    $       5,062      $            -   $    101,999
                                        ============    =============      ==============   ============



(1) The additions to occupancy represent the present value of accrued interest related to lease obligations. The addition to severance during fiscal 2002 related to retention and productivity incentives that were accrued as earned.

(2) Occupancy utilization represents vacancy related payments for closed locations. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assesses the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

         o Favorable results of assigning leases at certain locations of $7.2 million;
         o The decision to continue to operate one of the stores previously identified for closure due to changes in the competitive environment in the market in which that store is located of $3.3 million; and
         o The decision to proceed with development at a site that we had chosen to abandon at the time of the original charge due to changes in the competitive environment in the market in which that site is located of $3.3 million.




As of June 14, 2003, we paid approximately $53 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans and individual severance payments which will be paid by the end of fiscal 2003.

At June 14, 2003, approximately $19.2 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the first quarters of fiscal 2003 and 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:

                                                     16 Weeks Ended
                                           -----------------------------------
                                               June 14,            June 15,
                                                 2003                2002
                                           ----------------    ---------------

     Sales                                 $           316     $       19,096
                                           ===============     ==============

     Operating loss                        $          (72)     $       (1,337)
                                           ==============      ==============

Based upon current available information, we evaluated the reserve balance as of June 14, 2003 of $102 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We had negative working capital of $60 million at June 14, 2003 compared to positive working capital of $9 million at February 22, 2003. We had cash and cash equivalents aggregating $163 million at June 14, 2003 compared to $199 million at the end of fiscal 2002. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in accounts receivable due to timing of receipts;
o An increase in accounts payable (inclusive of book overdrafts); and
o An increase in other accruals.

Partially offset by the following:

o An increase in inventories primarily relating to seasonality, the favorable impact of the Canadian exchange rate, and management's decision to increase inventories to accommodate changes in our business; and
o An increase in prepaid expenses and other current assets due to the amortization of prepaid rent.

At June 14, 2003, we had a $425 million secured revolving credit agreement (as amended, the "Secured Credit Agreement") with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$113.5 million at June 14, 2003) and is collateralized primarily by inventory and company-owned real estate. Borrowings under the Secured Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. Under the Secured Credit Agreement, $40 million of the loan commitments expire in December 2003 and $385 million of the loan commitments expire in June 2005.

As of June 14, 2003, we had no borrowings under the Secured Credit Agreement. Accordingly, as of June 14, 2003, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $271 million available under the Secured Credit Agreement.

Our loan agreements and certain notes contain various financial covenants, which require among other things, minimum fixed charge coverage (compares EBITDA plus rent and interest plus rents) and levels of leverage (compares EBITDA with outstanding indebtedness under the agreement) and capital expenditures. On February 21, 2003, we amended the Secured Credit Agreement in order to allow for greater flexibility for fiscal year 2003. The amendment is effective through and including the first quarter of fiscal year 2004 and includes, among other things, a change to the fixed coverage ratio from 1.4 to 1.15, a senior secured leverage ratio of 1.80, a waiver of the total leverage ratio, a minimum EBITDA level and a limitation on capital expenditures. Certain of the covenants are impacted by the amount of proceeds we receive from asset sales. At June 14, 2003, we were in compliance with all of our covenants.

During the first quarter of fiscal 2002, we repurchased in the open market $38 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.7 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", this loss has been reclassified within income from operations for the first quarter ended June 15, 2002. Under the recently amended Secured Credit Agreement, we are restricted from entering into additional bond repurchases.

We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of June 14, 2003 at terms contingent upon market conditions at the time of sale.

For the first quarter of fiscal 2003, our capital expenditures and debt repayments were funded through internally generated funds combined with proceeds from disposals of properties. Capital expenditures totaled $57 million during the first quarter of fiscal 2003, which included 7 new supermarkets and enlarging or remodeling 2 supermarkets.

For the remainder of fiscal 2003, we have planned capital expenditures of approximately $120 million. These expenditures relate primarily to opening approximately 14 new supermarkets and enlarging or remodeling 25 - 30 supermarkets. We currently expect to close a total of approximately 10 - 15 stores during the remainder of fiscal 2003; the long-lived assets of which have been evaluated for impairment in fiscal 2002.

We do not expect to pay dividends during fiscal 2003.

We are the guarantor of a loan of $2.3 million related to a shopping center, which will expire in 2011.

Our existing senior debt rating was B3 with negative implications with Moody's Investors Service ("Moody's") and B+ on credit watch with negative implications with Standard & Poor's Ratings Group ("S&P") as of June 14, 2003. Future rating changes could affect the availability and cost of financing to the Company.

We believe that our cash from operations and asset sales will be sufficient for our capital expenditure programs and mandatory scheduled debt repayments for the next twelve months. However, certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs could have a significant impact on cash generation. We are exploring several actions to mitigate the potential risk, however, there can be no assurance that such actions will be successful.


CRITICAL ACCOUNTING ESTIMATES
-----------------------------
Critical accounting estimates are those accounting estimates that we believe are important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Self-Insurance Reserves
-----------------------
Our Consolidated Balance Sheets include liabilities with respect to self-insured workers' compensation and general liability claims. We estimate the required liability of such claims on a discounted basis, utilizing an actuarial method, which is based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Long-Lived Assets
-----------------
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted average approach and a risk free rate.

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the first quarter of fiscal 2003 and 2002, we recorded impairment losses on property, plant and equipment of nil and $5.9 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. Such amounts are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Based upon current events or changes in circumstances, there may be additional future impairments as we continue to review and monitor our long lived assets including the potential for impairment of assets that are held and used.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of June 14, 2003, we had liabilities for future minimum lease payments of $127 million, which related to 99 dark stores and 41 subleased or assigned stores. Of this amount, $30 million relates to stores closed in the normal course of business and $97 million relates to stores closed as part of the asset disposition initiative (see Note 7 of our Consolidated Financial Statements).

Employee Benefit Plans
----------------------
The determination of our obligation and expense for pension and other post-retirement benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 10 of our Fiscal 2002 Annual Report on Form 10-K and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with U.S. GAAP, actual results that differ from our Company's assumptions are accumulated and amortized over future periods and, therefore, affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense.

Inventories
-----------
Store inventories are valued principally at the lower of cost or market with cost determined under the retail method on a first-in, first-out basis. Warehouse and other inventories are valued primarily at the lower of cost or market with cost determined on a first-in, first-out basis. Inventories of certain acquired companies are valued using the last-in, first-out method, which was their practice prior to acquisition. We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date.



ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK
-----------
Market risk represents the risk of loss from adverse market changes that may impact our consolidated financial position, results of operations or cash flows. Among other possible market risks, we are exposed to such risk in the areas of interest rates and foreign currency exchange rates.

From time to time, we may enter hedging agreements in order to manage risks incurred in the normal course of business including forward exchange contracts to manage our exposure to fluctuations in foreign exchange rates.

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $681 million in notes as of June 14, 2003 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the first quarter of fiscal 2003, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.2 million.

During fiscal 2002, we had three interest rate swaps with commercial banks with an aggregate notional amount of $150 million maturing on April 15, 2007, designated as fair value hedging instruments, to effectively convert a portion of our 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt. In January 2003, these hedging instruments were terminated, resulting in a gain of $10.2 million. This gain has been deferred and is being amortized as an offset to interest expense over the life of the underlying debt instrument. Such amount is classified as "Long term debt" in our Consolidated Balance Sheets.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 16 weeks ended June 14, 2003, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $1.2 million. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.


ITEM 4 - Controls and Procedures

Within 90 days prior to the date of this report, we completed an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934). Based on this evaluation, we believe that the disclosure controls and procedures are effective with respect to the timely communication of all material information required to be disclosed in this report as it relates to our Company and our consolidated subsidiaries.

Subsequent to the date of the most recently completed evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.


CAUTIONARY NOTE
---------------
This presentation may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including but not limited to: competitive practices and pricing in the food industry generally and particularly in our principal markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; and changes in economic conditions, which may affect the buying patterns of our customers.

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

In May of 1999, four present and former employees of The Food Emporium filed suit against the Company in federal court in New York for unpaid wages and overtime. In April 2000, the judge certified the case as a class action status for this case covering approximately 82 stores in 9 counties in the New York metropolitan area. Approximately 840 current and former full and part-time employees of The Food Emporium and A&P opted into the class. In April 2003, the Company filed a Motion to Decertify the Collective Action under the Fair Labor Standards Act.

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. The majority of the potential class members have opted out of this class proceeding. A&P Canada has obtained leave to appeal the class certification order. The appeal hearing took place on June 26, 2003 and June 27, 2003, and the decision was set aside.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleges claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit seeks unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. On February 28, 2003, plaintiffs filed their brief in opposition to defendants' motion. Defendants' reply brief in support of their dismissal motion was filed on March 28, 2003.

On May 31, 2002, a stockholder's derivative Complaint was filed in the Superior Court of New Jersey in Bergen County against our Company's directors (some of whom are also executive officers) in an action captioned Osher v. Barline, Civ. Action No. BER L-4673-02 (N.J. Super. Ct.) (the "Derivative Lawsuit"). The Complaint, which arises out of the events at issue in the Class Action Lawsuit, alleges that the defendants violated their fiduciary obligations to our Company and our stockholders by failing to establish and maintain adequate accounting controls and mismanaging the assets and business of our Company. Plaintiff seeks unspecified money damages, costs and expenses. In or about December 2002, after the parties had agreed to and submitted for the Court's consideration a stipulation and proposed Order staying the Derivative Lawsuit pending the outcome of defendants' motion to dismiss the Complaint in the Class Action Lawsuit, the Court dismissed the Derivative Lawsuit without prejudice.

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

           4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between our Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

           4.4 Successor Bond Trustee (incorporated herein by reference to Exhibit 4.4 to Form 10-K filed on May 9, 2003)

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

           10.4 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit
                               10.8 to Form 10-K filed on July 5, 2002)

           10.5 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

           10.6 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.7 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.8 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

           10.9 Employment Agreement, made and entered into as of the 25th day of February, 2002 by and between our Company and David A. Smithies (incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on July 5, 2002)

           10.10 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.11 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.12 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

           10.13 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.14               1994 Stock Option Plan for Non-Employee
                               Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

           10.15 Directors' Deferred Payment Plan adopted May 1, 1996 (incorporated herein by reference to Exhibit 10(h) to Form 10-K filed on May 16, 1997)

           10.16 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.17 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.18 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.19 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.20 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.21 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.22 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.23 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.24 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           23.1 Consent of Independent Accountants from PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on May 9, 2003)

           23.2 Independent Auditors' Consent from Deloitte & Touche LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on May 9, 2003)


(b) Reports on Form 8-K

On March 7, 2003, our Company filed a Form 8-K disclosing that it had executed Amendment No. 5, dated as of February 21, 2003, to its existing Credit Agreement dated as of February 23, 2001, as amended, with JPMorgan Chase Bank and the lenders signatory thereto.

On May 2, 2003, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the April 25, 2003 press release, which announced the Company's financial results for the quarter and the fiscal year ended February 22, 2003 and a copy of the transcript of the related conference call, held on April 25, 2003, for analysts and investors to discuss such results.

                 The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  July 25, 2003        By:          /s/ Brenda M. Galgano
                                 ---------------------------------------------
                                  Brenda M. Galgano, Vice President, Corporate
                                   Controller (Chief Accounting Officer)

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



/s/ Christian W. E. Haub                             Date:  July 25, 2003
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Mitchell P. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-K of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this quarterlyl report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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



/s/ Mitchell P. Goldstein                            Date:  July 25, 2003
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended June 14, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  July 25, 2003                              /s/ Christian W. E. Haub
                                                  ------------------------
                                                  Christian W. E. Haub
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer




Dated:  July 25, 2003                             /s/ Mitchell P. Goldstein
                                                  -------------------------
                                                  Mitchell P. Goldstein
                                                  Senior Vice President,
                                                  Chief Financial Officer