Form 10-Q
period 2003-09-06
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2003-10-17
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended September 6, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

        Maryland                                                 13-1890974
---------------------------------                           -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ]

As of September 8, 2003 the Registrant had a total of 38,517,218 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                  The Great Atlantic & Pacific Tea Company, Inc.
                       Statements of Consolidated Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Sept. 6, 2003       Sept. 7, 2002         Sept. 6, 2003       Sept. 7, 2002
                                            ------------------  ------------------    ------------------  -----------------


Sales                                            $  2,443,700      $    2,327,182        $    5,647,530      $   5,420,958
Cost of merchandise sold                           (1,784,774)         (1,667,850)           (4,109,435)        (3,879,811)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          658,926             659,332             1,538,095          1,541,147
Store operating, general and
    administrative expense                           (679,839)           (666,939)           (1,571,467)        (1,523,540)
                                                 ------------      --------------        ---------------     -------------
(Loss) income from operations                         (20,913)             (7,607)              (33,372)            17,607

Interest expense                                      (17,945)            (19,640)              (42,829)           (46,392)
Interest income                                         1,773               3,105                 3,912              5,064
                                                 ------------      --------------        --------------      -------------
Loss from continuing operations before
    income taxes                                      (37,085)            (24,142)              (72,289)           (23,721)
Provision for income taxes                            (20,010)           (123,119)               (5,148)          (122,751)
                                                 ------------      ---------------       ---------------     -------------
Loss from continuing operations                       (57,095)           (147,261)              (77,437)          (146,472)
Discontinued operations (Note 2):
    (Loss) income from operations of
         discontinued businesses, net of tax          (21,750)              2,577               (33,209)             3,663
    (Loss) gain on disposal of discontinued
         operations, net of tax                        (4,845)                  -                47,236                  -
                                                --------------     --------------        --------------      -------------

    (Loss) income from discontinued operations        (26,595)              2,577                14,027              3,663
                                                 -------------     --------------        --------------      -------------

Net loss                                         $    (83,690)     $     (144,684)       $      (63,410)     $    (142,809)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - basic and diluted:
    Continuing operations                        $      (1.48)     $        (3.82)       $       (2.01)      $       (3.81)
    Discontinued operations                             (0.69)               0.06                 0.36                0.10
                                                 -------------     ---------------       -------------       -------------
Net loss per share - basic and diluted           $      (2.17)     $        (3.76)       $       (1.65)      $       (3.71)
                                                 ============      ==============        ==============      =============


Weighted average number of
    common shares outstanding                      38,516,670          38,512,439            38,516,176         38,476,818
Common stock equivalents                              635,554             422,850               392,570            776,986
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           39,152,224          38,935,289            38,908,746         39,253,804
                                                =============      ==============        ==============      =============





                                                 See Notes to Quarterly Report



               The Great Atlantic & Pacific Tea Company, Inc
      Statements of Consolidated Stockholders' Equity and Comprehensive Income
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                                   Accumulated
                                          Common Stock             Additional                          Other             Total
                                 -----------------------------      Paid-in      Accumulated      Comprehensive     Stockholders'
                                     Shares         Amount          Capital        Deficit        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------



28 Week Period Ended
September 6, 2003
--------------------
Balance at beginning of period       38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Net loss                                                                              (63,410)                            (63,410)
Other comprehensive income                                                                              27,692             27,692
Stock options exercised                   1,412              1             11                                                  12
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,517,218    $    38,517    $   459,422     $    (2,023)     $   (33,431)       $   462,485
                                   ============    ===========    ===========     ============     ===========        ===========





                                                                                                  Accumulated
                                          Common Stock             Additional                        Other              Total
                                 -----------------------------      Paid-in       Retained       Comprehensive      Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------


28 Week Period Ended
September 7, 2002
--------------------
Balance at beginning of period       38,367,628    $    38,368    $   456,753     $   254,896      $   (77,029)       $   672,988
Net loss                                                                             (142,809)                           (142,809)
Other comprehensive income                                                                               4,138              4,138
Stock options exercised                 148,178            148          2,658                                               2,806
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,515,806    $    38,516    $   459,411     $   112,087      $   (72,891)       $   537,123
                                   ============    ===========    ===========     ===========      ===========        ===========



Comprehensive Income
--------------------
                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Sept. 6, 2003       Sept. 7, 2002         Sept. 6, 2003       Sept. 7, 2002
                                            ------------------  ------------------    ------------------  -----------------

Net loss                                         $   (83,690)        $  (144,684)           $   (63,410)       $  (142,809)
                                                 -----------         -----------            -----------        -----------
Foreign currency translation adjustment               (9,722)             (2,475)                30,359              5,223
Reclassification adjustment for gains
    included in net loss, net of tax                       -                   -                      -               (933)
Net unrealized loss on derivatives, net of tax        (1,960)               (152)                (2,667)              (152)
                                                 ------------        ------------           ------------        -----------
Other comprehensive (loss) income                    (11,682)             (2,627)                27,692              4,138
                                                 -----------         -----------            -----------        -----------
Total comprehensive loss                         $   (95,372)        $  (147,311)           $   (35,718)       $  (138,671)
                                                 ===========         ===========            ===========        ===========






                          See Notes to Quarterly Report

                    The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)







                                                                               September 6,                   February 22,
                                                                                   2003                           2003
                                                                           --------------------           --------------------
                                                                                (Unaudited)


ASSETS
Current assets:
      Cash and cash equivalents                                                   $     182,607                 $      199,014
      Accounts receivable, net of allowance for doubtful accounts of $12,489 and $9,799 at September 6, 2003 and
         February 22, 2003, respectively                                                198,018                        185,411
      Inventories                                                                       678,704                        682,734
      Prepaid expenses and other current assets                                          43,860                         32,429
                                                                                  -------------                 --------------
         Total current assets                                                         1,103,189                      1,099,588
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,461,347                      1,538,117
         Property leased under capital leases                                            70,067                         71,806
                                                                                  -------------                 --------------
      Property - net                                                                  1,531,414                      1,609,923
      Other assets                                                                      170,271                        175,726
                                                                                  -------------                 --------------
Total assets                                                                      $   2,804,874                 $    2,885,237
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      24,638                 $       25,820
      Current portion of obligations under capital leases                                15,190                         13,787
      Accounts payable                                                                  547,966                        511,634
      Book overdrafts                                                                   118,026                        101,817
      Accrued salaries, wages and benefits                                              186,007                        180,812
      Accrued taxes                                                                      78,803                         53,774
      Other accruals                                                                    215,540                        202,968
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,186,170                      1,090,612
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    683,051                        803,277
      Long-term obligations under capital leases                                         80,286                         83,485
      Other non-current liabilities                                                     392,882                        409,672
                                                                                  -------------                 --------------
Total liabilities                                                                     2,342,389                      2,387,046
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,517,218 and 38,515,806
         shares at September 6, 2003 and February 22, 2003,  respectively                38,517                         38,516
      Additional paid-in capital                                                        459,422                        459,411
      Accumulated other comprehensive loss                                              (33,431)                       (61,123)
      (Accumulated deficit) retained earnings                                            (2,023)                        61,387
                                                                                  --------------                --------------
Total stockholders' equity                                                              462,485                        498,191
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,804,874                 $    2,885,237
                                                                                  =============                 ==============





                          See Notes to Quarterly Report

                  The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)





                                                                                              28 Weeks Ended
                                                                                  ------------------------------------------
                                                                                      Sept. 6, 2003           Sept. 7, 2002
                                                                                  --------------------     -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (63,410)              $  (142,809)
       Income from discontinued operations                                                (14,027)                   (3,663)
                                                                                      ------------              ------------
   Loss from continuing operations                                                        (77,437)                 (146,472)
                                                                                      ------------              ------------
   Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
       Restructuring charge                                                                (5,230)                    8,266
       Depreciation and amortization                                                      147,243                   138,750
       Realized gain on sale of securities                                                      -                    (1,717)
       Deferred income tax (benefit) provision                                             (5,496)                  146,709
       Loss (gain) on disposal of owned property                                              100                    (3,809)
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                                  (7,989)                   26,138
       Decrease in inventories                                                              7,651                     7,720
       (Increase) decrease in prepaid expenses and other current assets                   (28,839)                   22,408
       Decrease in other assets                                                             7,721                     7,073
       Increase (decrease) in accounts payable                                             17,440                   (32,741)
       Increase (decrease) in accrued salaries, wages and benefits                         25,412                   (22,798)
       Decrease in other accruals                                                          (5,595)                  (15,488)
       Decrease in other non-current liabilities                                          (47,921)                  (54,865)
       Other operating activities, net                                                     (4,280)                      356
                                                                                      ------------              -----------
Net cash provided by operating activities                                                  22,780                    79,530
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (75,864)                 (134,019)
   Proceeds from disposal of property                                                     142,064                    42,933
                                                                                      -----------               -----------
Net cash provided by (used in) investing activities                                        66,200                   (91,086)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term debt                                                                   -                    30,000
   Proceeds under revolving lines of credit                                                     -                    28,253
   Payments on revolving lines of credit                                                 (135,000)                  (28,253)
   Proceeds from long-term borrowings                                                      16,016                        77
   Payments on long-term borrowings                                                        (1,127)                  (37,576)
   Principal payments on capital leases                                                    (7,203)                   (7,239)
   Increase in book overdrafts                                                             15,413                     3,038
   Deferred financing fees                                                                   (414)                   (2,522)
   Proceeds from exercises of stock options                                                    12                     2,806
                                                                                      -----------               -----------
Net cash used in financing activities                                                    (112,303)                  (11,416)

   Effect of exchange rate changes on cash and cash equivalents                             6,916                       463
                                                                                      -----------               -----------
Net decrease in cash and cash equivalents                                                 (16,407)                  (22,509)
Cash and cash equivalents at beginning of period                                          199,014                   168,620
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   182,607               $   146,111
                                                                                      ===========               ===========






                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 28 weeks ended September 6, 2003 and September 7, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

As of April 2003, all of the asset sales described above were completed, generating proceeds of $137.6 million and resulting in a gain of $81.4 million ($47.2 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 28 weeks ended September 6, 2003.

Also, during the first quarter of fiscal 2003, we adopted a formal plan to exit the Milwaukee, Wisconsin market, where our remaining 23 Kohl's stores are located, as well as our Eight O'Clock Coffee business through the sale and/or disposal of these assets.

Upon the decision to exit the remaining Kohl's stores and coffee business, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property, plant and equipment of $15.2 million, which is included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the first quarter of fiscal 2003. As a result, $16.4 million in net property, plant and equipment relating to our remaining properties held for sale, primarily our Kohl's stores and coffee business, were reclassified at June 14, 2003, and included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. These assets will no longer be depreciated.

During the 12 weeks ended September 6, 2003, we closed the remaining Kohl's stores that had not been sold and recorded exit costs of $25.1 million relating to future rent vacancy, $7.2 million in severance charges and $0.7 million in inventory markdowns.

As a result, at September 6, 2003, $11.7 million of the northern New England and Kohl's exit costs were included in "Other accruals" and $20.7 million in "Other non-current liabilities" on our Consolidated Balance Sheets. In addition, based upon further information relating to the disposal of these properties held for sale, we recorded additional impairment losses of $3.7 million during the second quarter of fiscal 2003 to reduce the carrying value of certain of these assets.

We participate in various multi-employer union pension plans, which are administered jointly by management and union representatives and which sponsor most full-time and certain part-time union employees who are not covered by our other pension plans. The decision to close our Kohl's stores and terminate our participation in these plans triggered our Company's liability for our unfunded vested benefits or other expenses under these jointly administered union/management plans. As a result, we recorded expense for these plans of approximately $2.5 million and $5.5 million for the 12 and 28 weeks ended September 6, 2003. In addition, we recorded $1.0 million in expense relating to withdrawal from Kohl's health and welfare plan during the 28 weeks ended September 6, 2003. Such amounts as well as the impairment losses and exit costs described above are included in "(Loss) income from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations.

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for the discontinued New England and Kohl's supermarkets and Eight O'Clock Coffee business, which are included in our Consolidated Statements of Operations, under the caption "(Loss) income from operations of discontinued businesses, net of tax".




                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Sept. 6, 2003       Sept. 7, 2002         Sept. 6, 2003       Sept. 7, 2002
                                            ------------------  ------------------    ------------------  -----------------



Sales                                          $    57,395         $   173,296           $   200,028         $   386,758
Operating expenses                                 (96,732)           (168,853)             (257,284)           (380,443)
                                                 ---------         -----------           -----------         -----------
    (Loss) income from operations                  (39,337)              4,443               (57,256)              6,315
Benefit from (provision for) income taxes           17,587              (1,866)               24,047              (2,652)
                                                 ---------         -----------           -----------         -----------
    (Loss) income from operations of
       discontinued businesses                 $   (21,750)        $     2,577           $   (33,209)        $     3,663
                                               ===========         ===========           ===========         ===========

Depreciation and amortization                  $         -         $     3,104           $     1,551         $     7,459
                                               ===========         ===========           ============        ============





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

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 6, 2003, we recorded impairment losses on property, plant and equipment of $4.2 million and $19.4 million, respectively, compared to $4.3 million and $10.2 million recorded during the 12 and 28 weeks ended September 7, 2002, respectively. Of these amounts, $0.5 million in both fiscal 2003 periods presented and all of the fiscal 2002 amounts related to U.S. Retail stores that were or will be closed in the normal course of business and are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The remaining impairment losses we recorded of $3.7 million and $18.9 million during the 12 and 28 weeks ended September 6, 2003, respectively, related to stores closed as a result of our exit of the Kohl's business and are included in our Consolidated Statements of Operations under the caption "(Loss) income from operations of discontinued businesses, net of tax" (see Note 2 of our Consolidated Financial Statements). Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used. In certain cases, such impairment testing could also trigger a test for the recoverability of goodwill under SFAS 142 "Goodwill and Other Intangible Assets."


4.   Income Taxes

The income tax provision recorded for the 28 weeks ended September 6, 2003 and September 7, 2002 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against a net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax asset in the amount of approximately $133.7 million during the 28 weeks ended September 7, 2002. During the remainder of fiscal 2002, the valuation allowance was increased by an additional $32.9 million. For the 12 and 28 weeks ended September 6, 2003, the valuation allowance was increased by $38.8 million and $35.8 million, respectively. To the extent that our U.S. operations generate taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

We had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets totaling $0.9 million and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $10.4 million at September 6, 2003 relating to our Canadian operations.


5.   Wholesale Franchise Business

As of September 6, 2003, the Company served 64 franchised stores. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $178 million and $160 million for the second quarters of fiscal 2003 and 2002, respectively, and $428 million and $381 million for the first 28 weeks of fiscal 2003 and 2002, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, accounting and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services.

We hold as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of an allowance for doubtful accounts, amounting to approximately $0.5 million and $3.6 million, are included in "Accounts receivable" on our Consolidated Balance Sheets at September 6, 2003 and February 22, 2003, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $42.3 million and $41.1 million are included in "Other assets" on our Consolidated Balance Sheets at September 6, 2003 and February 22, 2003, respectively.

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

Refer to Note 11 - Commitments and Contingencies regarding our pending class action lawsuit relating to our Canadian franchise business.


6.   Impact of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In current and future periods, we have and will classify debt extinguishment costs within income from operations and reclassify previously reported debt extinguishments as such. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The provisions of SFAS 145 related to lease modifications did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46. FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE's no later than the end of the first reporting period ending after December 15, 2003 (the quarter and year ending February 28, 2004 for our Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that our Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 5, our Company served 64 franchised stores as of September 6, 2003. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. Our exposure to loss as a result of our involvement with these franchisees includes our operating income generated from our wholesale segment as detailed in Footnote 9 "Operating Segments" and our equipment leases and inventory notes, which totaled $42.8 million at September 6, 2003. We are currently in the process of analyzing the franchisees in accordance with FIN 46 to determine if any or all are VIE's. If we determine that these franchisees are VIE's, it is reasonably possible we are the primary beneficiary of these VIE's and thus would be required to consolidate these VIE's, as it is currently structured, upon FIN 46 becoming effective for our Company.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The provisions of SFAS 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires classification of such financial instruments as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments in existence prior to May 31, 2003, SFAS 150 is effective for fiscal periods beginning after June 15, 2003 (i.e., our third quarter of fiscal 2003). We believe that the adoption of SFAS 150 will not have a material impact on our financial statements.


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

As of September 6, 2003, we closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:




                                                          Severance
                                                             and              Goodwill/
                                          Occupancy        Benefits        Fixed Assets        Total
                                        ------------    -------------      --------------   ------------

     Balance at
       February 23, 2002                $    143,700    $      22,137      $            -   $    165,837
     Addition (1)                              7,249            3,544                   -         10,793
     Utilization (2)                         (34,003)         (19,830)                776        (53,057)
     Adjustments (3)                         (13,825)             889                (776)       (13,712)
                                        ------------    -------------      --------------   ------------
     Balance at
        February 22, 2003               $    103,121    $       6,740      $            -   $    109,861
     Addition (1)                              3,120                -                   -          3,120
     Utilization (2)                         (13,960)          (2,691)                  -        (16,651)
     Adjustments (3)                          (6,778)             958                   -         (5,820)
                                        ------------    -------------      --------------   ------------
     Balance at
        September 6, 2003               $     85,503    $       5,007      $            -   $     90,510
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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $5.8 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

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

As of September 6, 2003, we paid approximately $54 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans and individual severance payments which will be paid by the end of fiscal 2003.

At September 6, 2003, approximately $16.0 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2003 and September 7, 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:







                                                12 Weeks Ended                     28 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Sept. 6,         Sept. 7,          Sept. 6,         Sept. 7,
                                             2003             2002              2003             2002
                                        -------------     -------------    -------------     -------------
     Sales                              $           -     $      7,434     $         316     $      26,546
                                        =============     ============     =============     =============

     Operating loss                     $           -     $       (932)    $         (72)    $      (2,220)
                                        =============     ============     =============     =============



Based upon current available information, we evaluated the liability balance as of September 6, 2003 of $91 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


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

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net loss and net loss per share would have been reduced to the pro forma amounts indicated below:



                                                         12 Weeks Ended                          28 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                  Sept. 6,            Sept. 7,            Sept. 6,            Sept. 7,
                                                    2003                2002                2003                2002
                                               ---------------    ----------------    ---------------     ---------------



Net loss, as reported:                         $      (83,690)    $      (144,684)    $      (63,410)     $     (142,809)
     Deduct/(Add):  Stock-based employee
         compensation income included
         in reported net income, net of
         related tax effects                                -                   -                  -                 449
     Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                                       (1,422)             (1,996)            (3,543)             (3,978)
                                               --------------     ---------------     --------------      --------------
     Pro forma net loss                        $      (85,112)    $      (146,680)    $      (66,953)     $     (147,236)
                                               ==============     ===============     ==============      ==============

     Net loss per share - basic and diluted:
         As reported                           $        (2.17)      $      (3.76)     $        (1.65)     $        (3.71)
         Pro forma                             $        (2.21)      $      (3.81)     $        (1.74)     $        (3.82)





The pro forma effect on net loss and net loss per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                                                         12 Weeks Ended                          28 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                  Sept. 6,            Sept. 7,            Sept. 6,            Sept. 7,
                                                    2003                2002                2003                2002
                                               ---------------    ----------------    ---------------     ---------------

         Expected life                             7 years             7 years             7 years             7 years

         Volatility                                  49%                 47%                 49%                 47%

         Risk-free interest rate range           2.71%-4.01%         3.85%-4.57%         2.71%-4.01%         3.85%-5.18%





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

Interim information on segments is as follows:





                                                     12 Weeks Ended                              28 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
 (Dollars in thousands)                    September 6,          September 7,          September 6,          September 7,
                                               2003                  2002                  2003                  2002
                                        ------------------    ------------------    -----------------     -----------------
Sales
     U.S. Retail                        $        1,735,013    $        1,715,173    $       3,993,343     $       4,014,889
     Canada Retail                                 531,045               451,934            1,226,033             1,024,818
     Canada Wholesale                              177,642               160,075              428,154               381,251
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,443,700    $        2,327,182    $       5,647,530     $       5,420,958
                                        ==================    ==================    =================     =================

Depreciation and amortization
     U.S. Retail                        $           50,002    $           49,281    $         119,403     $         109,956
     Canada Retail                                  11,594                 9,459               26,289                21,335
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           61,596    $           58,740    $         145,692     $         131,291
                                        ==================    ==================    =================     =================

(Loss) income from operations
     U.S. Retail                        $          (37,250)   $          (31,123)   $         (69,607)    $         (27,265)
     Canada Retail                                  10,759                16,756               21,438                28,256
     Canada Wholesale                                5,578                 6,760               14,797                16,616
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (20,913)   $           (7,607)   $         (33,372)    $          17,607
                                        ==================    ===================   ==================    =================

(Loss) income from continuing
   operations before income taxes
     U.S. Retail                        $          (53,017)   $          (46,835)   $        (107,538)    $         (66,570)
     Canada Retail                                  10,249                15,737               20,133                25,746
     Canada Wholesale                                5,683                 6,956               15,116                17,103
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (37,085)   $          (24,142)   $         (72,289)    $         (23,721)
                                        ==================    ==================    =================     =================

Capital expenditures
     U.S. Retail                        $            7,249    $           38,895    $          46,314     $         108,249
     Canada Retail                                  11,666                 6,633               29,550                25,770
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           18,915    $           45,528    $          75,864     $         134,019
                                        ==================    ==================    =================     =================


                                                                                       September 6,          February 22,
                                                                                           2003                  2003
                                                                                    -----------------     -----------------
Total assets
     U.S. Retail                                                                    $       2,041,050     $       2,216,455
     Canada Retail                                                                            683,356               597,634
     Canada Wholesale                                                                          80,468                71,148
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,804,874     $       2,885,237
                                                                                    =================     =================





10.  North American Power Outage

In August 2003, a major power outage affected our Northeast, Michigan and Canadian operations. We maintain insurance coverage which provides for reimbursement for product loss as well as incremental costs incurred as a result of this blackout. Therefore, our second quarter results were not materially affected by the power outage.


11.  Commitments and Contingencies

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

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. The majority of the potential class members have opted out of this class proceeding. A&P Canada has obtained leave to appeal the class certification order. The appeal hearing took place on June 26, 2003 and June 27, 2003. The appeal court has not yet rendered its decision.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. On February 28, 2003, plaintiffs filed their brief in opposition to defendants' motion. Defendants' reply brief in support of their dismissal motion was filed on March 28, 2003. By Opinion & Order entered on September 18, 2003, the Court dismissed plaintiffs' Complaint without prejudice. The Court ultimately imposed an October 7, 2003 deadline by which plaintiffs' Second Amended Complaint had to be filed. On October 1, 2003, defendants filed a motion requesting that the Court reconsider the portion of its September 18, 2003 Opinion & Order which granted plaintiffs' leave to further amend. By letter dated October 8, 2003, plaintiffs advised the Court that they did not intend to file a Second Amended Complaint and, in fact, no Second Amended Complaint was filed by that deadline. On October 13, 2003, plaintiffs filed a Notice of Appeal advising that they are appealing to the United States Court of Appeals for the Third Circuit from the District Court's September 18, 2003 Opinion & Order.

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




ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation -- a discussion of our Company's fiscal year end and interim reporting periods.
o Results of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
  - Results for the 12 weeks ended September 6, 2003 compared to the 12 weeks ended September 7, 2002;
  - Results for the 28 weeks ended September 6, 2003 compared to the 28 weeks ended September 7, 2002;
  - The Company's Asset Disposition Initiative; and
  - Current and expected future liquidity.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 28 weeks ended September 6, 2003 and September 7, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all majority-owned subsidiaries.


RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------

Our consolidated financial information presents the income related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focuses on continuing operations.

12 WEEKS ENDED SEPTEMBER 6, 2003 COMPARED TO THE 12 WEEKS ENDED
SEPTEMBER 7, 2002
---------------------------------------------------------------


OVERALL
-------
Sales for the second quarter of fiscal 2003 were $2.4 billion, compared with $2.3 billion in the second quarter of fiscal 2002; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.1%. Net loss per share - basic and diluted for the second quarter of fiscal 2003 was $2.17 compared to $3.76 for the second quarter of fiscal 2002.


SALES
-----
Sales for the second quarter of fiscal 2003 of $2,444 million increased
$117 million or 5.0% from sales of $2,327 million for the second quarter of fiscal 2002. The higher sales were due to an increase in retail sales of $99 million and an increase in wholesale sales of $18 million. The increase in retail sales was attributable to the opening of 33 new stores since the beginning of the second quarter of fiscal 2002, of which 11 were opened in fiscal 2003, increasing sales by $30 million, the favorable effect of the Canadian exchange rate, which increased sales by $59 million, and the increase in comparable store sales for the second quarter of fiscal 2003 of 1.1% (up 1.5% in the U.S. and down 0.4% in Canada) when compared to the second quarter of fiscal 2002. These increases were partially offset by the closure of 66 stores since the beginning of the second quarter of fiscal 2002, of which 43 were sold or closed in fiscal 2003, which decreased sales by $15 million. The increase in wholesale sales was attributable to the favorable effect of the Canadian exchange rate of $20 million offset by lower sales volume of $2 million.

Sales in the U.S. for the second quarter of fiscal 2003 increased by $20 million or 1.2% compared to the second quarter of fiscal 2002. Sales in Canada for the second quarter of fiscal 2003 increased by $97 million or 15.8% from the second quarter of fiscal 2002.

Average weekly sales per supermarket were approximately $304,000 for the second quarter of fiscal 2003 versus $294,200 for the corresponding period of the prior year, an increase of 3.3%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 137 basis points to 26.96% for the second quarter of fiscal 2003 from 28.33% for the second quarter of fiscal 2002. The gross margin dollar decrease of $0.4 million resulted from the decrease in the gross margin rate partially offset by the increases in sales volume and the favorable Canadian exchange rate. The U.S. operations gross margin decrease of $13 million resulted from decreases of $19 million due to the lower gross margin rate partially offset by $6 million due to higher sales volume. The Canadian operations gross margin increase of $13 million resulted from increases of $4 million due to higher sales volume and $17 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $8 million due to a lower gross margin rate. This 137 basis point decrease was caused primarily by continued competitive pressures to drive sales volume and protect market share in the current market.

Included in gross margin for the second quarter of fiscal 2002 were costs related to our asset disposition initiative of $0.2 million, which were incurred to mark down inventory in stores announced for closure. There were no such costs recorded in the second quarter of fiscal year 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $680 million for the second quarter of fiscal 2003 compared to $667 million for the second quarter of fiscal 2002. As a percentage of sales, SG&A was 27.82% for the second quarter of fiscal 2003 compared to 28.66% for the second quarter of fiscal 2002.

The major items impacting this decrease in SG&A as a percentage of sales include:

o Higher mix of sales in Canada which has a lower SG&A rate due to the increase in the Canadian exchange rate;
o Lower store occupancy expense;
o Lower closed store expenses for stores closed during the normal course of business; and
o Lower costs related to our business process initiative;

Partially offset by the following:

o Higher severance and employee buy-out costs in the U.S.;
o Increased labor costs as a percentage of sales in the U.S.

Included in SG&A for the second quarter of fiscal 2003 were net gains of $5.2 million primarily relating to favorable lease terminations previously reserved for as part of our asset disposition initiative. In addition, included in SG&A for the second quarter of fiscal 2002 were net costs of $1.1 million relating to our asset disposition initiative as described in Note 2 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders.

Also included in SG&A for fiscal 2002 were $15.0 million relating to our business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the second quarter of fiscal 2003 and 2002, we recorded impairment losses on property, plant and equipment of $0.5 million and $4.3 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. This amount is included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used. In certain cases, such impairment testing could also trigger a test for the recoverability of goodwill under SFAS 142 "Goodwill and Other Intangible Assets."

INTEREST EXPENSE
----------------
Interest expense of $18 million for the second quarter of fiscal 2003 decreased from the prior year amount of $20 million due primarily to lower interest expense resulting from our open market repurchase of $51 million of our 7.75% Senior Notes due April 15, 2007 and $45 million of our 9.125% Senior Notes due December 15, 2011, during fiscal 2002.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the second quarter of fiscal 2003 was $20 million (a $14 million provision for our U.S.
operations and a $6 million provision for our Canadian operations) compared to $123 million (a $114 million provision for our U.S. operations and a $9 million provision for our Canadian operations) for the second quarter of fiscal 2002. $13 million of our U.S. tax provision from continuing operations was offset by a tax benefit provided on discontinued operations in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".


(LOSS) INCOME FROM OPERATIONS OF DISCONTINUED BUSINESSES, NET OF TAX
--------------------------------------------------------------------
Loss from operations of discontinued businesses, net of tax for the second quarter of fiscal 2003 was $22 million as compared to income from operations of $3 million for the second quarter of fiscal 2002. Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England, Madison and Milwaukee, Wisconsin as well as our Eight O'Clock Coffee business.

During the second quarter of fiscal 2003, we decided to close the remaining Kohl's stores that had not been sold and recorded exit costs of $25.1 million relating to future rent vacancy, $7.2 million in severance charges and $0.7 million in inventory markdowns. In addition, based upon further information relating to the disposal of these properties held for sale, we recorded additional impairment losses of $3.7 million during the second quarter of fiscal 2003 to reduce the carrying value of these assets and $2.5 million in pension expense relating to early withdrawal from various multi-employer union pension plans we participate in. The remaining amounts for each period represent the operating results of the stores in these locations as well as our Eight O'Clock Coffee business.



28 WEEKS ENDED SEPTEMBER 6, 2003 COMPARED TO THE 28 WEEKS ENDED
SEPTEMBER 7, 2002
-------------------------------------------------------------------------------

OVERALL
-------
Sales for the 28 weeks ended September 6, 2003 were $5.6 billion, compared with $5.4 billion in the 28 weeks ended September 7, 2002; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 0.4%. Net loss per share - basic and diluted for the 28 weeks ended September 6, 2003 was $1.65 compared to $3.71 for the 28 weeks ended September 7, 2002.


SALES
-----
Sales for the 28 weeks ended September 6, 2003 of $5,648 million increased $227 million or 4.2% from sales of $5,421 million for the 28 weeks ended September 7, 2002. The higher sales were due to an increase in retail sales of $180 million and an increase in wholesale sales of $47 million. The increase in retail sales was attributable to the opening of 42 new stores since the beginning of fiscal 2002, of which 11 were opened in fiscal 2003, increasing sales by $96 million, the favorable effect of the Canadian exchange rate, which increased sales by $121 million, and the increase in comparable store sales for the 28 weeks ended September 6, 2003 of 0.4% (flat in the U.S. and up 1.9% in Canada) when compared to the 28 weeks ended September 7, 2002. This increase was partially offset by the closure of 85 stores since the beginning of fiscal 2002, of which 43 were sold or closed in fiscal 2003, which decreased sales by $55 million. The increase in wholesale sales was attributable to higher sales volume of $5 million and the favorable effect of the Canadian exchange rate of $42 million.

Sales in the U.S. for the 28 weeks ended September 6, 2003 decreased by $21 million or 0.5% compared to the 28 weeks ended September 7, 2002. Sales in Canada for the 28 weeks ended September 6, 2003 increased by $248 million or 17.6% from the 28 weeks ended September 7, 2002.

Average weekly sales per supermarket were approximately $300,800 for the 28 weeks ended September 6, 2003 versus $293,100 for the corresponding period of the prior year, an increase of 2.6%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 119 basis points to 27.23% for the 28 weeks ended September 6, 2003 from 28.43% for the 28 weeks ended September 7, 2002. The gross margin dollar decrease of $3 million resulted from the decrease in the gross margin rate partially offset by the increases in sales volume and the favorable Canadian exchange rate. The U.S. operations gross margin decrease of $35 million resulted from decreases of $7 million due to lower sales volume and $28 million due to a lower gross margin rate. The Canadian operations gross margin increase of $32 million resulted from increases of $19 million due to higher sales volume and $34 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $21 million due to a lower gross margin rate. This 119 basis point decrease was caused primarily by continued competitive pressures to drive sales volume and protect market share in the current market.

Included in gross margin for the 28 weeks ended September 7, 2002 were costs related to our asset disposition initiative of $1.0 million, which were incurred to mark down inventory in stores announced for closure. There were no such costs recorded in the 28 weeks ended September 6, 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $1.6 billion for the 28 weeks ended September 6, 2003 compared to $1.5 billion for the 28 weeks ended September 7, 2002. As a percentage of sales, SG&A was 27.83% for the 28 weeks ended September 6, 2003 compared to 28.10% for the 28 weeks ended September 7, 2002.

The major items impacting this decrease in SG&A as a percentage of sales include:

o Higher mix of sales in Canada which has a lower SG&A rate due to the increase in the Canadian exchange rate; and
o  Lower costs related to our business process initiative;

Partially offset by the following:

o Increased labor costs as a percentage of sales in the U.S.;
o Higher severance and employee buy-out costs in the U.S.;
o Increased advertising costs for store promotional expense; and
o Higher store occupancy expense

Included in SG&A for the 28 weeks ended September 6, 2003 were net gains of $5.2 million primarily relating to favorable lease terminations previously reserved for as part of our asset disposition initiative. In addition, included in SG&A for the 28 weeks ended September 7, 2002 were net costs of $7.2 million relating to our asset disposition initiative as described in Note 2 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders, a loss of $0.7 million relating to the early extinguishment of $38 million of our 7.75% Notes due April 15, 2007 as described in Note 6 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders and a gain of $1.7 million related to the sale of securities received as part of the demutualization of The Prudential Insurance Company as described in Note 15 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders.

Also included in SG&A for the 28 weeks ended September 7, 2002 were $35.1 million relating to our business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the 28 weeks ended September 6, 2003 and September 7, 2002, we recorded impairment losses on property, plant and equipment of $0.5 million and $10.2 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. This amount is included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used. In certain cases, such impairment testing could also trigger a test for the recoverability of goodwill under SFAS 142 "Goodwill and Other Intangible Assets."


INTEREST EXPENSE
----------------
Interest expense of $43 million for the 28 weeks ended September 6, 2003 decreased from the prior year amount of $46 million due primarily to lower interest expense resulting from our open market repurchase of $51 million of our 7.75% Senior Notes due April 15, 2007 and $45 million of our 9.125% Senior Notes due December 15, 2011, during fiscal 2002.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the 28 weeks ended September 6, 2003 was $5 million (an $8 million benefit for our U.S. operations and a $13 million provision for our Canadian operations) compared to $123 million (a $106 million provision for our U.S. operations and a $17 million provision for our Canadian operations) for the 28 weeks ended September 7, 2002. Our U.S. tax benefit from continuing operations was offset by a tax provision provided on discontinued operations in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".


(LOSS) INCOME FROM OPERATIONS OF DISCONTINUED BUSINESSES, NET OF TAX
--------------------------------------------------------------------
Loss from operations of discontinued businesses, net of tax for the 28 weeks ended September 6, 2003 was $33 million as compared to income from operations of $4 million for the 28 weeks ended September 7, 2002. Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England, Madison and Milwaukee, Wisconsin as well as our Eight O'Clock Coffee business.

During the 28 weeks ended September 6, 2003, we recorded the following costs related to these discontinued businesses:

o impairment losses on the property, plant and equipment relating to these operations of $18.9 million;
o pension expense relating to early withdrawal from various multi-employer union pension plans we participate in of $5.5 million;
o future rent vacancy charges of $25.1 million;
o severance charges of $7.2 million; and
o inventory markdowns of $0.7 million.

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

As of September 6, 2003, we closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:





                                                           Severance
                                                              and              Goodwill/
                                          Occupancy        Benefits          Fixed Assets        Total
                                        -------------   -------------      --------------   -------------
     Balance at
       February 23, 2002                $    143,700    $      22,137      $            -   $    165,837
     Addition (1)                              7,249            3,544                   -         10,793
     Utilization (2)                         (34,003)         (19,830)                776        (53,057)
     Adjustment (3)                          (13,825)             889                (776)       (13,712)
                                        -------------   -------------      ---------------  ------------
     Balance at
        February 22, 2003               $    103,121    $       6,740      $            -   $    109,861
     Addition (1)                              3,120                -                   -          3,120
     Utilization (2)                         (13,960)          (2,691)                  -        (16,651)
     Adjustments (3)                          (6,778)             958                   -         (5,820)
                                        ------------    -------------      --------------   ------------
     Balance at
        September 6, 2003               $     85,503    $       5,007      $            -   $     90,510
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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $5.8 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

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

As of September 6, 2003, we paid approximately $54 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans and individual severance payments which will be paid by the end of fiscal 2003.

At September 6, 2003, approximately $16.0 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2003 and September 7, 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:





                                                12 Weeks Ended                     28 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Sept. 6,         Sept. 7,          Sept. 6,         Sept. 7,
                                             2003             2002              2003             2002
                                        -------------     -------------    -------------     -------------
     Sales                              $           -     $      7,434     $         316     $      26,546
                                        =============     ============     =============     =============

     Operating loss                     $           -     $       (932)    $         (72)    $      (2,220)
                                        =============     ============     =============     =============




Based upon current available information, we evaluated the liability balance as of September 6, 2003 of $91 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES
We had negative working capital of $83 million at September 6, 2003 compared to positive working capital of $9 million at February 22, 2003. We had cash and cash equivalents aggregating $183 million at September 6, 2003 compared to $199 million at the end of fiscal 2002. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in inventories primarily relating to seasonality and the closure of our Kohl's stores;
o An increase in accounts payable (inclusive of book overdrafts); and
o An increase in other accruals.

Partially offset by the following:

o An increase in accounts receivable due to timing of receipts and insurance recoveries; and
o An increase in prepaid expenses and other current assets due to the amortization of prepaid rent.

At September 6, 2003, we had a $425 million secured revolving credit agreement (as amended, the "Secured Credit Agreement") with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This agreement is comprised of a U.S. credit agreement amounting to $340 million and a Canadian credit agreement amounting to $85 million (C$116.4 million at September 6, 2003) and is collateralized primarily by inventory and company-owned real estate. Borrowings under the Secured Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. Under the Secured Credit Agreement, $40 million of the loan commitments expire in December 2003 and $385 million of the loan commitments expire in June 2005.

As of September 6, 2003, we had $16.0 million in borrowings under the Secured Credit Agreement. Accordingly, as of September 6, 2003, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $231 million available under the Secured Credit Agreement.

Our loan agreements and certain notes contain various financial covenants, which require among other things, minimum fixed charge coverage (compares EBITDA plus rent and interest plus rents) and levels of leverage (compares EBITDA with outstanding indebtedness under the agreement) and capital expenditures. On February 21, 2003, we amended the Secured Credit Agreement in order to allow for greater flexibility for fiscal year 2003. The amendment is effective through and including the first quarter of fiscal year 2004 and includes, among other things, a change to the fixed coverage ratio from 1.4 to 1.15, a senior secured leverage ratio of 1.80, a waiver of the total leverage ratio, a minimum EBITDA level and a limitation on capital expenditures. Certain of the covenants are impacted by the amount of proceeds we receive from asset sales. At September 6, 2003, we were in compliance with all of our covenants.

During the 28 weeks ended September 7, 2002, we repurchased in the open market $38 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.7 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", this loss has been reclassified within income from operations for the 28 weeks ended September 7, 2002. Under the recently amended Secured Credit Agreement, we are restricted from making additional unscheduled repurchases of bonds.

We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of June 14, 2003 at terms contingent upon market conditions at the time of sale.

During the 28 weeks ended September 6, 2003, our capital expenditures and debt repayments were funded through internally generated funds combined with proceeds from disposals of properties. Capital expenditures totaled $76 million during the 28 weeks ended September 6, 2003, which included 11 new supermarkets and enlarging or remodeling 2 supermarkets.

For the remainder of fiscal 2003, we have planned capital expenditures of approximately $100 million. These expenditures relate primarily to opening approximately 10 new supermarkets and enlarging or remodeling 10 - 15 supermarkets. We currently expect to close approximately 5 - 10 stores during the remainder of fiscal 2003; the long lived assets of which have been evaluated for impairment in fiscal 2002. However, we periodically review our store base and may make decisions to increase the number of store closures in the future. The long lived assets of such possible closures would be evaluated for impairment in the period in which such decisions are made.

We do not expect to pay dividends during fiscal 2003.

We are the guarantor of a loan of $2.3 million related to a shopping center, which will expire in 2011.

Our existing senior debt rating was B3 with negative implications with Moody's Investors Service ("Moody's") and B with negative implications with Standard & Poor's Ratings Group ("S&P") as of September 6, 2003. Future rating changes could affect the availability and cost of financing to the Company.

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

We also review individual assets for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 6, 2003, we recorded impairment losses on property, plant and equipment of $4.2 million and $19.4 million, respectively, of which $0.5 million in both periods presented related to U.S. Retail stores that were or will be closed in the normal course of business and are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The remaining impairment losses we recorded of $3.7 million and $18.9 million during the 12 and 28 weeks ended September 6, 2003, respectively, related to stores closed as a result of our exit of the Kohl's business and are included in our Consolidated Statements of Operations under the caption "(Loss) income from operations of discontinued businesses, net of tax" (see Note 2 of our Consolidated Financial Statements). Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used.

Excess of Cost over Net Assets Acquired
---------------------------------------
In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the excess of cost over fair value of net assets acquired is no longer required to be amortized, but tested for impairment at least annually by reassessing the appropriateness of the goodwill balance based on forecasts of cash flows from operating results on a discounted basis in comparison to the carrying value of such operations. If the results of such comparison indicate that an impairment may exist, we determine the implied fair market value of the goodwill using a purchase price allocation approach and compare this value to the balance sheet value. If such comparison indicates that an impairment exits, we will recognize a charge to operations at that time based upon the difference between the implied fair market value of the goodwill and the balance sheet value. The recoverability of goodwill is at risk to the extent we are unable to achieve our forecast assumptions regarding cash flows from operating results. If current operating trends continue, it is possible we may need to record an impairment charge to reduce the carrying value of goodwill.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of September 6, 2003, we had liabilities for future minimum lease payments of $161 million, which related to 123 dark stores and 42 subleased or assigned stores. Of this amount, $50 million relates to stores closed in the normal course of business, $85 million relates to stores closed as part of the asset disposition initiative (see Note 7 of our Consolidated Financial Statements) and $26 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 2 of our Consolidated Financial Statements).

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $681 million in notes as of September 6, 2003 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 6, 2003, a presumed 1% change in the variable floating rate would have impacted interest expense by nil and $0.2 million, respectively.

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

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 28 weeks ended September 6, 2003, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $1.0 million and $2.2 million, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.



ITEM 4 - Controls and Procedures

Our Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chairman of the Board, President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman of the Board, President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective to ensure that our Company is able to collect, process and disclose the information we are required to disclose in the report we file with the Securities and Exchange Commission within the required time periods.

Since the date of the most recent evaluation of our Company's internal controls over financial reporting by our Chairman of the Board, President and Chief Executive Office, and Senior Vice President, Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. The majority of the potential class members have opted out of this class proceeding. A&P Canada has obtained leave to appeal the class certification order. The appeal hearing took place on June 26, 2003 and June 27, 2003. The appeal court has not yet rendered its decision.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. On February 28, 2003, plaintiffs filed their brief in opposition to defendants' motion. Defendants' reply brief in support of their dismissal motion was filed on March 28, 2003. By Opinion & Order entered on September 18, 2003, the Court dismissed plaintiffs' Complaint without prejudice. The Court ultimately imposed an October 7, 2003 deadline by which plaintiffs' Second Amended Complaint had to be filed. On October 1, 2003, defendants filed a motion requesting that the Court reconsider the portion of its September 18, 2003 Opinion & Order which granted plaintiffs' leave to further amend. By letter dated October 8, 2003, plaintiffs advised the Court that they did not intend to file a Second Amended Complaint and, in fact, no Second Amended Complaint was filed by that deadline. On October 13, 2003, plaintiffs filed a Notice of Appeal advising that they are appealing to the United States Court of Appeals for the Third Circuit from the District Court's September 18, 2003 Opinion & Order.

ITEM 2 - Changes in Securities

None


ITEM 3 - Defaults Upon Senior Securities

None


ITEM 4 - Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders, held July 16, 2003, there were 35,436,829 shares or 92.0% of the 38,515,806 shares outstanding and entitled to vote represented either in person or by proxy.

The 9 Board of Directors nominated to serve for a one-year term were all elected, with each receiving an affirmative vote of at least 81.2% of the shares present.

Stockholder Proposal No. 1 for a Stockholder Vote on Poison Pills was voted against by 75.9% of the total shares cast.

Stockholder Proposal No. 2 for a Stockholder Vote on Annual Meeting Locations was voted against by 94.8% of the total shares cast.


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

           10.9 Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano, as filed herein

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


(b) Reports on Form 8-K

On July 25, 2003, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the July 25, 2003 press release, which announced the Company's financial results for the quarter ended June 14, 2003.

                 The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  October 17, 2003           By:      /s/ Brenda M. Galgano
                                   ----------------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                       Controller (Chief Accounting Officer)

                                                          Exhibit 31.1


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Christian W. E. Haub                             Date:  October 17, 2003
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

                                                               Exhibit 31.2



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/ Mitchell P. Goldstein                            Date:  October 17, 2003
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                                                           Exhibit 32



                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 6, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  October 17, 2003                   /s/ Christian W. E. Haub
                                           ------------------------
                                           Christian W. E. Haub
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer




Dated:  October 17, 2003                   /s/ Mitchell P. Goldstein
                                           -------------------------
                                           Mitchell P. Goldstein
                                           Senior Vice President,
                                           Chief Financial Officer