Form 10-Q
period 2003-11-29
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2004-01-09
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended November 29, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

          Maryland                                                 13-1890974
-------------------------------                           ---------------------
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

                                 YES [X] NO [ ]

As of December 1, 2003 the Registrant had a total of 38,517,218 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)




                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Nov. 29, 2003       Nov. 30, 2002         Nov. 29, 2003       Nov. 30, 2002
                                            ------------------  ------------------    ------------------  -----------------



Sales                                            $  2,465,295      $    2,310,775        $    8,112,825      $   7,731,733
Cost of merchandise sold                           (1,809,234)         (1,666,823)           (5,918,669)        (5,546,634)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          656,061             643,952             2,194,156          2,185,099
Store operating, general and
    administrative expense                           (740,493)           (655,232)           (2,311,960)        (2,178,772)
                                                 ------------      --------------        ---------------     -------------
(Loss) income from operations                         (84,432)            (11,280)             (117,804)             6,327

Interest expense                                      (18,383)            (19,816)              (61,212)           (66,208)
Interest income                                         1,384               1,231                 5,296              6,295
                                                 ------------      --------------        --------------      -------------
Loss from continuing operations before
    income taxes                                     (101,431)            (29,865)             (173,720)           (53,586)
Benefit from (provision for) income taxes              28,773              (1,999)               23,625           (124,750)
                                                 ------------      ---------------       --------------      -------------
Loss from continuing operations                       (72,658)            (31,864)             (150,095)          (178,336)
Discontinued operations (Note 2):
    Income (loss) from operations of
         discontinued businesses, net of tax              286               2,132               (32,923)             5,795
    Gain on disposal of discontinued
         operations, net of tax                        47,270                   -                94,506                  -
                                                 ------------      --------------        --------------      -------------

    Income from discontinued operations                47,556               2,132                61,583              5,795
                                                 ------------      --------------        --------------      -------------

Net loss                                         $    (25,102)     $      (29,732)       $      (88,512)     $    (172,541)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - basic and diluted:
    Continuing operations                        $      (1.89)     $        (0.83)       $       (3.90)      $       (4.63)
    Discontinued operations                              1.23                0.06                 1.60                0.15
                                                 ------------      --------------        -------------       -------------
Net loss per share - basic and diluted           $      (0.65)     $        (0.77)       $       (2.30)      $       (4.48)
                                                 ============      ==============        ==============      =============


Weighted average number of
    common shares outstanding                      38,517,218          38,515,806            38,516,489         38,488,514
Common stock equivalents                              446,307               6,337               405,797            529,313
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           38,963,525          38,522,143            38,922,286         39,017,827
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






                                                                                                  Accumulated
                                          Common Stock            Additional                        Other              Total
                                 -----------------------------     Paid-in       Accumulated    Comprehensive      Stockholders'
                                     Shares         Amount         Capital         Deficit       (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------


40 Week Period Ended
November 29, 2003
-----------------
Balance at beginning of period       38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Net loss                                                                              (88,512)                            (88,512)
Other comprehensive income                                                                              46,294             46,294
Stock options exercised                   1,412              1             11                                                  12
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,517,218    $    38,517    $   459,422     $   (27,125)     $   (14,829)       $   455,985
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
                                   ============    ===========    ===========     ===========      ===========        ===========





Comprehensive Income
--------------------
                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Nov. 29, 2003       Nov. 30, 2002         Nov. 29, 2003       Nov. 30, 2002
                                            ------------------  ------------------    ------------------  -----------------

Net loss                                         $   (25,102)        $   (29,732)           $   (88,512)       $  (172,541)
                                                 -----------         -----------            -----------        -----------
Foreign currency translation adjustment               19,020              (2,101)                49,379              3,122
Reclassification adjustment for gains
    included in net loss, net of tax                       -                   -                      -               (933)
Net unrealized (loss) gain on derivatives,
    net of tax                                          (418)              2,408                 (3,085)             2,256
                                                 -----------         ------------           ------------        ----------
Other comprehensive income                            18,602                 307                 46,294              4,445
                                                 -----------         ------------           ------------       -----------
Total comprehensive loss                         $    (6,500)        $   (29,425)           $   (42,218)       $  (168,096)
                                                 ===========         ===========            ===========        ===========






                          See Notes to Quarterly Report



                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)


                                                                               November 29,                   February 22,
                                                                                   2003                           2003
                                                                           --------------------           --------------------
                                                                                (Unaudited)


ASSETS
Current assets:
      Cash and cash equivalents                                                   $     215,607                 $      199,014
      Accounts receivable, net of allowance for doubtful accounts of $12,020 and $9,799 at November 29, 2003 and
         February 22, 2003, respectively                                                177,830                        185,411
      Inventories                                                                       733,524                        682,734
      Prepaid expenses and other current assets                                           8,520                         32,429
                                                                                  -------------                 --------------
         Total current assets                                                         1,135,481                      1,099,588
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,432,181                      1,538,117
         Property leased under capital leases                                            69,155                         71,806
                                                                                  -------------                 --------------
      Property - net                                                                  1,501,336                      1,609,923
      Other assets                                                                      141,665                        175,726
                                                                                  -------------                 --------------
Total assets                                                                      $   2,778,482                 $    2,885,237
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      24,639                 $       25,820
      Current portion of obligations under capital leases                                15,947                         13,787
      Accounts payable                                                                  551,190                        511,634
      Book overdrafts                                                                   125,294                        101,817
      Accrued salaries, wages and benefits                                              172,511                        180,812
      Accrued taxes                                                                      76,414                         53,774
      Other accruals                                                                    211,186                        202,968
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,177,181                      1,090,612
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    666,526                        803,277
      Long-term obligations under capital leases                                         78,573                         83,485
      Other non-current liabilities                                                     400,217                        409,672
                                                                                  -------------                 --------------
Total liabilities                                                                     2,322,497                      2,387,046
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,517,218 and 38,515,806
         shares at November 29, 2003 and February 22, 2003,  respectively                38,517                         38,516
      Additional paid-in capital                                                        459,422                        459,411
      Accumulated other comprehensive loss                                              (14,829)                       (61,123)
      (Accumulated deficit) retained earnings                                           (27,125)                        61,387
                                                                                  --------------                --------------
Total stockholders' equity                                                              455,985                        498,191
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,778,482                 $    2,885,237
                                                                                  =============                 ==============





                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                                              40 Weeks Ended
                                                                                  ------------------------------------------
                                                                                  Nov. 29, 2003              Nov. 30, 2002
                                                                                  ----------------           ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (88,512)              $  (172,541)
       Income from discontinued operations                                                (61,583)                   (5,795)
                                                                                      ------------              ------------
   Loss from continuing operations                                                       (150,095)                 (178,336)
                                                                                      ------------              ------------
   Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
       Farmer Jack long lived asset / goodwill impairment charge                           60,082                         -
       Reversal of restructuring charge                                                    (5,354)                   (2,862)
       Depreciation and amortization                                                      210,626                   199,881
       Realized gain on sale of securities                                                      -                    (1,717)
       Deferred income tax (benefit) provision                                            (36,866)                  146,079
       Gain on disposal of owned property                                                    (138)                   (4,806)
   Other changes in assets and liabilities:
       Decrease in receivables                                                             15,448                    38,776
       Increase in inventories                                                            (37,294)                  (28,076)
       (Increase) decrease in prepaid expenses and other current assets                   (17,524)                   25,178
       Decrease in other assets                                                            10,692                    18,552
       Increase (decrease) in accounts payable                                              8,567                   (43,466)
       Increase (decrease) in accrued salaries, wages and benefits                          5,661                   (28,972)
       Decrease in other accruals                                                         (14,114)                  (21,493)
       Decrease in other non-current liabilities                                          (56,369)                  (69,088)
       Other operating activities, net                                                     (6,170)                    5,462
                                                                                      ------------              -----------
Net cash (used in) provided by operating activities                                       (12,848)                   55,112
                                                                                      ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (109,124)                 (182,278)
   Proceeds from disposal of property                                                     252,068                    51,982
                                                                                      -----------               -----------
Net cash provided by (used in) investing activities                                       142,944                  (130,296)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term debt                                                                   -                    28,000
   Proceeds under revolving lines of credit                                                     -                    98,253
   Payments on revolving lines of credit                                                 (135,000)                  (48,253)
   Proceeds from long-term borrowings                                                          16                        87
   Payments on long-term borrowings                                                        (1,095)                  (37,578)
   Principal payments on capital leases                                                   (10,406)                   (9,530)
   Increase in book overdrafts                                                             22,230                    47,068
   Deferred financing fees                                                                   (539)                   (3,470)
   Proceeds from exercises of stock options                                                    12                     2,806
                                                                                      -----------               -----------
Net cash (used in) provided by financing activities                                      (124,782)                   77,383

   Effect of exchange rate changes on cash and cash equivalents                            11,279                       391
                                                                                      -----------               -----------
Net increase in cash and cash equivalents                                                  16,593                     2,590
Cash and cash equivalents at beginning of period                                          199,014                   168,620
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   215,607               $   171,210
                                                                                      ===========               ===========




                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 40 weeks ended November 29, 2003 and November 30, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Upon the decision to sell these stores, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these properties held for sale. SFAS 144 requires properties held for sale to be classified as a current asset and valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered the binding sale agreements related to these properties as an estimate of the assets' fair value. As a result of the adoption of SFAS 144, $22.1 million in net property, plant and equipment was reclassified as held for sale as of February 22, 2003, and included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. These assets were no longer depreciated after this date.

As of April 2003, all of the asset sales described above were completed, generating proceeds of $137.6 million and resulting in a gain of $81.4 million ($47.2 million after tax). This gain was included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 40 weeks ended November 29, 2003.

Also, during the first quarter of fiscal 2003, we adopted a formal plan to exit the Milwaukee, Wisconsin market, where our remaining 23 Kohl's stores were located, as well as our Eight O'Clock Coffee business, through the sale and/or disposal of these assets.

Upon the decision to exit the remaining Kohl's stores and coffee business, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property, plant and equipment of $15.2 million, which is included in "Income
(loss) from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 40 weeks ended November 29, 2003.

During the second quarter of fiscal 2003, we closed the remaining Kohl's stores that had not been sold and recorded exit costs of $25.1 million relating to future rent vacancy, $7.2 million in severance charges and $0.7 million in inventory markdowns. In addition, based upon further information relating to the disposal of these properties held for sale, we recorded additional impairment losses of $3.7 million during the second quarter of fiscal 2003 to reduce the carrying value of certain of these assets. Such amounts are included in "Income
(loss) from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations for the 40 weeks ended November 29, 2003.

We participate in various multi-employer union pension plans, which are administered jointly by management and union representatives and which sponsor most full-time and certain part-time union employees who are not covered by our other pension plans. The decision to close our Kohl's stores and terminate our participation in these plans triggered our Company's liability for our unfunded vested benefits or other expenses under these jointly administered union/management plans. As a result, we recorded expense for these plans of approximately $5.5 million for the 40 weeks ended November 29, 2003. In addition, we recorded $1.0 million in expense relating to withdrawal from Kohl's health and welfare plan during the 40 weeks ended November 29, 2003. Such amounts are included in "Income (loss) from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations for the 40 weeks ended November 29, 2003.

During the third quarter of fiscal 2003, we completed the sale of our Eight O'Clock Coffee business, generating gross proceeds of $107.5 million and a gain of $75.1 million ($43.6 million after tax). The sale of the coffee business also included a contingent note for up to $20.0 million, the value and payment of which is based upon certain elements of the future performance of the Eight O'Clock Coffee business and therefore is not included in the gain.

Further, during the third quarter of fiscal 2003, we sold several of the previously closed Kohl's stores generating proceeds of $10.4 million and a gain of $6.4 million ($3.7 million after tax). This gain as well as the gain from the sale of our Eight O'Clock Coffee business are included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003.

For the remaining Kohl's stores we have been unable to sell, we recorded an additional $1.9 million relating to future rent vacancy based upon revised information relating to these locations. This amount is included in "Income
(loss) from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003. At November 29, 2003, $6.3 million of the northern New England and Kohl's exit reserves were included in "Other accruals" and $22.0 million were included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for the discontinued New England and Kohl's supermarkets and Eight O'Clock Coffee business, which are included in our Consolidated Statements of Operations, under the caption "Income (loss) from operations of discontinued businesses, net of tax".




                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Nov. 29, 2003       Nov. 30, 2002         Nov. 29, 2003       Nov. 30, 2002
                                            ------------------  ------------------    ------------------  -----------------



Sales                                            $    21,192         $   155,700            $   221,220        $   542,458
Operating expenses                                   (20,700)           (152,023)              (277,984)          (532,466)
                                                 -----------           ---------            -----------        ----------
    Income (loss) from operations                        492               3,677                (56,764)             9,992
(Provision for) benefit from income taxes               (206)             (1,545)                23,841             (4,197)
                                                 -----------           ---------            -----------        -----------
    Income (loss) from operations of
       discontinued businesses                   $       286         $     2,132            $   (32,923)       $     5,795
                                                 ===========         ===========            ============       ===========

Depreciation and amortization                    $         -         $     3,115            $     1,551        $    10,574
                                                 ===========         ===========            ============       ===========




3.  Valuation of Long Lived Assets and Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As disclosed previously, goodwill will no longer be amortized but will be subject to impairment tests on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. SFAS 142 was effective for our Company on February 24, 2002. We completed our initial impairment review during the second quarter of fiscal 2002 and concluded a transitional impairment charge from the adoption of the standard was not required.

In accordance with the standard, we selected our fiscal fourth quarter to conduct our annual impairment test for goodwill. However, through the third quarter of fiscal 2003, we experienced operating losses for the past two years for one of our Farmer Jack asset groups, which we believe is a triggering event under SFAS 144 for potential impairment of the asset group's long lived assets. In addition, the triggering event under SFAS 144 also triggered testing Farmer Jack's goodwill for potential impairment under SFAS 142.

To assess Farmer Jack's goodwill for impairment under SFAS 142, we performed an assessment of the carrying value of the reporting unit to determine if the fair value of the reporting unit was below its carrying value. The fair value of the Farmer Jack reporting unit was determined through internal analysis and a valuation performed by an independent third party appraiser, primarily using the discounted cash flow approach based on forward looking information regarding revenues and costs of Farmer Jack. This valuation was based on a number of estimates and assumptions, including the projected future operating results of Farmer Jack, discount rate, and long term growth rate. As a result of this review, we determined that the fair value of Farmer Jack was below its carrying value and that the carrying value of the reporting unit goodwill exceeded its implied fair value (defined as the fair value of the reporting unit less the fair value of all assets and liabilities other than goodwill). Further, based upon the analysis, we concluded that Farmer Jack's goodwill was entirely impaired and we recorded an impairment charge of $27.0 million as a component of operating income in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003.

In accordance with SFAS 144, we review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of these assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis.

In connection with the goodwill impairment test, we reviewed the carrying value of all of Farmer Jack's long-lived assets for potential impairment under SFAS
144. We estimated Farmer Jack's future cash flows from its long-lived assets based on internal analysis and valuations performed by an independent third party appraiser. For those asset groups for which the carrying value was not recoverable from their future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for Farmer Jack's long-lived assets of $33.1 million, which is recorded as a component of operating income in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003.

On a quarterly basis, we also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended November 29, 2003, we recorded additional impairment losses on property, plant and equipment of nil and $19.4 million, respectively, compared to $3.9 million and $14.0 million recorded during the 12 and 40 weeks ended November 30, 2002, respectively. Of these amounts, $0.5 million of the year to date fiscal 2003 amount presented and all of the fiscal 2002 amounts related to U.S. Retail stores that were or will be closed in the normal course of business and are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The remaining impairment losses we recorded of nil and $18.9 million during the 12 and 40 weeks ended November 29, 2003, respectively, related to stores closed as a result of our exit of the Kohl's business and are included in our Consolidated Statements of Operations under the caption "Income (loss) from operations of discontinued businesses, net of tax" (see Note 2 of our Consolidated Financial Statements).

Based upon current trends, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used. In addition, during the fourth quarter of fiscal 2003, the Board of Directors approved a plan to close, sell or convert several of our Farmer Jack stores, which will result in future additional impairments to be recorded during the fourth quarter of fiscal 2003 as these assets are now held for closure, sale or conversion. Refer to Note 12 - Subsequent Events regarding our approved plan for Farmer Jack.


4.   Income Taxes

The income tax provision recorded for the 40 weeks ended November 29, 2003 and November 30, 2002 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against a net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax asset in the amount of approximately $133.7 million during the 28 weeks ended September 7, 2002. During the remainder of fiscal 2002, the valuation allowance was increased by an additional $32.9 million. For the 12 and 40 weeks ended November 29, 2003, the valuation allowance was increased by $13.5 million and $49.3 million, respectively. To the extent that our U.S. operations generate taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

Further, in accordance with SFAS 109, income from discontinued operations can be tax effected under certain circumstances. As a result, we taxed the income from discontinued operations at our effective tax rate despite the fact that we have a full valuation allowance as described above. The tax provision for discontinued operations of $34.4 million and $44.6 million for the 12 and 40 weeks ended November 29, 2003, respectively, was completely offset by a tax benefit from continuing operations.

We had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets totaling $0.9 million and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $13.5 million at November 29, 2003 relating to our Canadian operations.


5.   Wholesale Franchise Business

As of November 29, 2003, the Company served 63 franchised stores. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $187 million and $165 million for the third quarters of fiscal 2003 and 2002, respectively, and $615 million and $547 million for the first 40 weeks of fiscal 2003 and 2002, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, accounting and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services.

We hold as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of an allowance for doubtful accounts, amounts to approximately $0.4 million and $3.6 million, are included in "Accounts receivable" on our Consolidated Balance Sheets at November 29, 2003 and February 22, 2003, respectively. The long-term portion of the inventory notes and equipment leases amounting to approximately $42.2 million and $41.1 million are included in "Other assets" on our Consolidated Balance Sheets at November 29, 2003 and February 22, 2003, respectively.

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

Refer to Note 6 - Impact of New Accounting Pronouncements regarding our Company's analysis of our franchisees to determine if they are variable interest entities in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46") and the revised version of FIN 46 ("FIN 46-R").

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

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE's no later than the end of the first reporting period ending after March 15, 2004 (the quarter ending June 19, 2004 for our Company). The Interpretations require certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that our Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

As discussed further in Note 5, our Company served 63 franchised stores as of November 29, 2003. These franchisees are required to purchase inventory exclusively from our Company, which acts as a wholesaler to the franchisees. Our exposure to loss as a result of our involvement with these franchisees includes our operating income generated from our wholesale segment as detailed in Note 9 "Operating Segments" and our equipment leases and inventory notes, which totaled $42.6 million at November 29, 2003. We are currently in the process of analyzing the franchisee relationships in accordance with FIN 46 and FIN 46-R to determine if any or all are VIE's. We believe it is reasonably possible that these franchisees are VIE's, that we are the primary beneficiary, and thus, would be required to consolidate these VIE's, as it is currently structured, upon FIN 46 and FIN 46-R becoming effective for our Company.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires classification of such financial instruments as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments in existence prior to May 31, 2003, SFAS 150 is effective for fiscal periods beginning after June 15, 2003 (i.e., our third quarter of fiscal 2003). The adoption of SFAS 150 did not have a material impact on our financial statements.


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

As of November 29, 2003, we had closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:



                                                         Severance and
                                           Occupancy       Benefits         Fixed Assets         Total
                                        ------------     -------------     --------------   ------------

     Balance at
       February 23, 2002                $    143,700    $      22,137      $            -   $    165,837
     Addition (1)                              7,249            3,544                   -         10,793
     Utilization (2)                         (34,003)         (19,830)                776        (53,057)
     Adjustments (3)                         (13,825)             889                (776)       (13,712)
                                        -------------   -------------      ---------------  ------------
     Balance at
        February 22, 2003               $    103,121    $       6,740      $            -   $    109,861
     Addition (1)                              4,307                -                   -          4,307
     Utilization (2)                         (22,323)          (3,404)                  -        (25,727)
     Adjustments (3)                          (5,777)           1,499                   -         (4,278)
                                        ------------    -------------      --------------   ------------
     Balance at
        November 29, 2003               $     79,328    $       4,835      $            -   $     84,163
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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $4.3 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

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

As of November 29, 2003, we had paid approximately $55 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans, and individual severance payments which will be paid by the end of fiscal 2005.

At November 29, 2003, approximately $13.5 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003 and November 30, 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:



                                                12 Weeks Ended                     40 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Nov. 29,         Nov. 30,          Nov. 29,         Nov. 30,
                                             2003             2002              2003             2002
                                        -------------     -------------    -------------     -------------


     Sales                              $           -     $      2,491     $         316     $      20,794
                                        =============     ============     =============     =============

     Operating loss                     $           -     $         70     $         (72)    $        (957)
                                        =============     ============     =============     =============



Based upon current available information, we evaluated the liability balance as of November 29, 2003 of $84 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


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

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:




                                                         12 Weeks Ended                          40 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                  Nov. 29,            Nov. 30,            Nov. 29,            Nov. 30,
                                                    2003                2002                2003                2002
                                               ---------------    ----------------    ---------------     ---------------


Net loss, as reported:                         $      (25,102)    $       (29,732)    $      (88,512)     $     (172,541)
     Deduct/(Add):  Stock-based employee
         compensation income included
         in reported net income, net of
         related tax effects                                -                   -                  -                 449
     Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects        (1,373)             (2,016)            (4,916)             (5,994)
                                               --------------     ---------------     --------------      --------------
     Pro forma net loss                        $      (26,475)    $       (31,748)    $      (93,428)     $     (178,984)
                                               ==============     ===============     ==============      ==============


    Net loss per share - basic and diluted:
         As reported                           $        (0.65)      $     (0.77)      $        (2.30)     $        (4.48)
         Pro forma                             $        (0.69)      $     (0.82)      $        (2.43)     $        (4.65)




The pro forma effect on net loss and net loss per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                                         12 Weeks Ended                          40 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                  Nov. 29,            Nov. 30,            Nov. 29,            Nov. 30,
                                                    2003                2002                2003                2002
                                               ---------------    ----------------    ---------------     ---------------



         Expected life                             7 years             7 years             7 years             7 years

         Volatility                                  52%                 47%                 50%                 47%

         Risk-free interest rate range           3.68%-4.00%         3.33%-3.88%         2.71%-4.01%         3.33%-5.18%




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

Interim information on segments is as follows:



                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
 (Dollars in thousands)                    November 29,          November 30,          November 29,          November 30,
                                               2003                  2002                  2003                  2002
                                        ------------------    ------------------    -----------------     -----------------


Sales
     U.S. Retail                        $        1,709,820    $        1,689,534    $       5,703,163     $       5,704,423
     Canada Retail                                 568,236               455,971            1,794,269             1,480,789
     Canada Wholesale                              187,239               165,270              615,393               546,521
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,465,295    $        2,310,775    $       8,112,825     $       7,731,733
                                        ==================    ==================    =================     =================

Depreciation and amortization
     U.S. Retail                        $           51,078    $           49,297    $         170,481     $         159,253
     Canada Retail                                  12,305                 8,719               38,594                30,054
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           63,383    $           58,016    $         209,075     $         189,307
                                        ==================    ==================    =================     =================

(Loss) income from operations
     U.S. Retail                        $          (96,124)   $          (20,668)   $        (165,731)    $         (47,933)
     Canada Retail                                   5,755                 3,054               27,193                31,310
     Canada Wholesale                                5,937                 6,334               20,734                22,950
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (84,432)   $          (11,280)   $        (117,804)    $           6,327
                                        ==================    ===================   ==================    =================

(Loss) income from continuing operations before income taxes
     U.S. Retail                        $         (112,890)   $          (38,692)   $        (220,428)    $        (105,262)
     Canada Retail                                   5,457                 2,385               25,590                28,131
     Canada Wholesale                                6,002                 6,442               21,118                23,545
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $         (101,431)   $          (29,865)   $        (173,720)    $         (53,586)
                                        ==================    ==================    =================     =================

Capital expenditures
     U.S. Retail                        $           17,987    $           33,802    $          64,301     $         142,051
     Canada Retail                                  15,273                14,457               44,823                40,227
     Canada Wholesale                                 -                     -                     -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           33,260    $           48,259    $         109,124     $         182,278
                                        ==================    ==================    =================     =================


                                                                                       November 29,          February 22,
                                                                                           2003                  2003
                                                                                    -----------------     -----------------
Total assets
     U.S. Retail                                                                    $       1,947,949     $       2,216,455
     Canada Retail                                                                            744,379               597,634
     Canada Wholesale                                                                          86,154                71,148
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,778,482     $       2,885,237
                                                                                    =================     =================




10.  North American Power Outage

In August 2003, a major power outage affected our Northeast, Michigan and Canadian operations. We maintain insurance coverage which provides for reimbursement for product loss as well as incremental costs incurred as a result of this blackout. Therefore, our fiscal 2003 results were not materially affected by the power outage.


11.  Commitments and Contingencies

In May 1999, four present and former employees of The Food Emporium filed suit against our Company in federal court in New York for unpaid wages and overtime. In April 2000, the judge certified the case as a class action status for this case covering approximately 82 stores in 9 counties in the New York metropolitan area. Approximately 840 current and former full and part-time employees of The Food Emporium and A&P opted into the class. In April 2003, the Company filed a Motion to Decertify the Collective Action under the Fair Labor Standards Act.

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

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. That motion was fully briefed on March 28, 2003. By Opinion & Order entered on September 18, 2003, the District Court dismissed plaintiffs' Complaint without prejudice. On October 13, 2003, after having declined to file a Second Amended Complaint, plaintiffs filed a Notice of Appeal advising that they are appealing to the United States Court of Appeals for the Third Circuit from the District Court's September 18, 2003 Opinion & Order. Plaintiffs filed their opening appellate brief on January 5, 2004. It is currently anticipated that the appeal will be fully briefed by February 18, 2004.

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


12.  Subsequent Events

In December 2003, our Board of Directors approved a plan to close, sell or convert several of our Farmer Jack stores located in the Detroit, Michigan and Toledo, Ohio markets. The total charge related to this restructuring is not presently expected to exceed $75 million and is expected to be recorded during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. Although we tested all of our Farmer Jack stores for impairment under SFAS 144 during the third quarter of fiscal 2003, there may be additional future impairments for the stores currently held for closure, sale or conversion.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation -- a discussion of our Company's fiscal interim reporting periods.
o Results of Continuing Operations and Liquidity and Capital
  Resources -- a discussion of the following:
  - Results for the 12 weeks ended November 29, 2003 compared to the 12 weeks ended November 30, 2002;
  - Results for the 40 weeks ended November 29, 2003 compared to the 40 weeks ended November 30, 2002;
  - The Company's Asset Disposition Initiative; and
  - Current and expected future liquidity.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 40 weeks ended November 29, 2003 and November 30, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

12 WEEKS ENDED NOVEMBER 29, 2003 COMPARED TO THE 12 WEEKS ENDED NOVEMBER
30, 2002
------------------------------------------------------------------------

OVERALL
-------
Sales for the third quarter of fiscal 2003 were $2.5 billion, compared with $2.3 billion in the third quarter of fiscal 2002; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.2%. Net loss per share - basic and diluted for the third quarter of fiscal 2003 was $0.65 compared to $0.77 for the third quarter of fiscal 2002.


SALES
-----
Sales for the third quarter of fiscal 2003 of $2,465 million increased
$154 million or 6.7% from sales of $2,311 million for the third quarter of fiscal 2002. The higher sales were due to an increase in retail sales of $132 million and an increase in wholesale sales of $22 million. The increase in retail sales was attributable to the opening of 26 new stores since the beginning of the third quarter of fiscal 2002, of which 14 were opened in fiscal 2003, increasing sales by $32 million, the favorable effect of the Canadian exchange rate, which increased sales by $89 million, and the increase in comparable store sales for the third quarter of fiscal 2003 of 1.2% (up 1.1% in the U.S. and up 1.7% in Canada) when compared to the third quarter of fiscal 2002. These increases were partially offset by the closure of 56 stores since the beginning of the third quarter of fiscal 2002, of which 45 were sold or closed in fiscal 2003, which decreased sales by $19 million. The increase in wholesale sales was attributable to the favorable effect of the Canadian exchange rate of $29 million partially offset by lower sales volume of $7 million.

Sales in the U.S. for the third quarter of fiscal 2003 increased by $20 million or 1.2% compared to the third quarter of fiscal 2002. Sales in Canada for the third quarter of fiscal 2003 increased by $134 million or 21.6% from the third quarter of fiscal 2002.

Average weekly sales per supermarket were approximately $306,100 for the third quarter of fiscal 2003 versus $290,500 for the corresponding period of the prior year, an increase of 5.4%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 126 basis points to 26.61% for the third quarter of fiscal 2003 from 27.87% for the third quarter of fiscal 2002. This 126 basis point decrease was caused primarily by continued competitive pressures to drive sales volume and protect market share in the current market. The gross margin dollar increase of $12 million resulted from the increases in sales volume and the favorable Canadian exchange rate partially offset by a decrease in the gross margin rate. The U.S. operations gross margin decrease of $15 million resulted from decreases of $21 million due to the lower gross margin rate partially offset by $6 million due to higher sales volume. The Canadian operations gross margin increase of $27 million resulted from increases of $3 million due to higher sales volume and $25 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $1 million due to a lower gross margin rate.

Included in gross margin for the third quarter of fiscal 2002 were costs related to our asset disposition initiative of $0.3 million, which were incurred to mark down inventory in stores announced for closure. There were no such costs recorded in the third quarter of fiscal year 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $740 million for the third quarter of fiscal 2003 compared to $655 million for the third quarter of fiscal 2002. As a percentage of sales, SG&A was 30.04% for the third quarter of fiscal 2003 compared to 28.36% for the third quarter of fiscal 2002. Included in SG&A for the third quarter of fiscal 2003 was $60.1 million relating to our Farmer Jack goodwill and long-lived assets impairments as described in
Note 3 of our Consolidated Financial Statements. Excluding this charge, SG&A as a percentage of sales for the third quarter of fiscal 2003 would have decreased.

The major items impacting this decrease in SG&A as a percentage of sales include:

o Higher mix of sales in Canada which has a lower SG&A rate due to the increase in the Canadian exchange rate;
o    Lower store occupancy expense;
o Lower closed store expenses for stores closed during the normal course of business; and
o    Lower costs related to our business process initiative.

These decreases were partially offset by increased labor costs as a percentage of sales in the U.S.

Included in SG&A for the third quarter of fiscal 2003 were net gains of $0.1 million primarily relating to our asset disposition initiative partially offset by New England integration costs. In addition, included in SG&A for the third quarter of fiscal 2002 were net gains of $11.4 million relating to our asset disposition initiative as described in Note 2 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders.

Also included in SG&A for fiscal 2002 were $13.9 million relating to our business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

We also review individual assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the third quarter of fiscal 2003 and 2002, we recorded impairment losses on property, plant and equipment of nil and $3.9 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. This amount was included in SG&A in our Consolidated Statements of Operations. Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $18 million for the third quarter of fiscal 2003 decreased from the prior year amount of $20 million due primarily to lower interest expense resulting from our open market repurchase of $51 million of our 7.75% Senior Notes due April 15, 2007 and $45 million of our 9.125% Senior Notes due December 15, 2011, during fiscal 2002.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the third quarter of fiscal 2003 was $29 million (a $33 million benefit from our U.S. operations and a $4 million provision for our Canadian operations) compared to $2 million provision for income taxes for the third quarter of fiscal 2002 (a $1.5 million benefit from our U.S. operations and a $3.5 million provision for our Canadian operations). $34 million of our U.S. tax benefit from continuing operations was offset by a tax provision provided on discontinued operations in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".


INCOME FROM OPERATIONS OF DISCONTINUED BUSINESSES, NET OF TAX
-------------------------------------------------------------
Beginning in the fourth quarter of fiscal 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Income from operations of discontinued businesses, net of tax for the third quarter of fiscal 2003 was $0.3 million as compared to $2.1 million for the third quarter of fiscal 2002. During the 12 weeks ended November 29, 2003, we recorded the following items related to discontinued operations:

o  future rent vacancy charges of $1.9 million; and
o  inventory markdowns of $0.5 million.

The remaining amounts for each period represent the operating results of the stores in these locations as well as results from our Eight O'Clock Coffee business during the third quarter of fiscal 2003.


40 WEEKS ENDED NOVEMBER 29, 2003 COMPARED TO THE 40 WEEKS ENDED
NOVEMBER 30, 2002
---------------------------------------------------------------

OVERALL
-------
Sales for the 40 weeks ended November 29, 2003 were $8.1 billion, compared with $7.7 billion in the 40 weeks ended November 30, 2002; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 0.7%. Net loss per share - basic and diluted for the 40 weeks ended November 29, 2003 was $2.30 compared to $4.48 for the 40 weeks ended November 30, 2002.


SALES
-----
Sales for the 40 weeks ended November 29, 2003 of $8,113 million increased $381 million or 4.9% from sales of $7,732 million for the 40 weeks ended November 30, 2002. The higher sales were due to an increase in retail sales of $312 million and an increase in wholesale sales of $69 million. The increase in retail sales was attributable to the opening of 45 new stores since the beginning of fiscal 2002, of which 14 were opened in fiscal 2003, increasing sales by $131 million, the favorable effect of the Canadian exchange rate, which increased sales by $210 million, and the increase in comparable store sales for the 40 weeks ended November 29, 2003 of 0.7% (up 0.3% in the U.S. and up 1.8% in Canada) when compared to the 40 weeks ended November 30, 2002. This increase was partially offset by the closure of 87 stores since the beginning of fiscal 2002, of which 45 were sold or closed in fiscal 2003, which decreased sales by $75 million. The increase in wholesale sales was attributable to the favorable effect of the Canadian exchange rate of $72 million partially offset by lower sales volume of $3 million.

Sales in the U.S. for the 40 weeks ended November 29, 2003 decreased by $1 million or 0.02% compared to the 40 weeks ended November 30, 2002. Sales in Canada for the 40 weeks ended November 29, 2003 increased by $382 million or 18.9% from the 40 weeks ended November 30, 2002.

Average weekly sales per supermarket were approximately $302,400 for the 40 weeks ended November 29, 2003 versus $292,300 for the corresponding period of the prior year, an increase of 3.5%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
Gross margin as a percentage of sales decreased 121 basis points to 27.05% for the 40 weeks ended November 29, 2003 from 28.26% for the 40 weeks ended November 30, 2002. This 121 basis point decrease was caused primarily by continued competitive pressures to drive sales volume and protect market share in the current market. The gross margin dollar increase of $9 million resulted from the increases in sales volume and the favorable Canadian exchange rate partially offset by a decrease in the gross margin rate. The U.S. operations gross margin decrease of $50 million resulted from decreases of $0.5 million due to lower sales volume and $49.5 million due to a lower gross margin rate. The Canadian operations gross margin increase of $59 million resulted from increases of $22 million due to higher sales volume and $58 million from fluctuations in the Canadian exchange rate partially offset by a decrease of $21 million due to a lower gross margin rate.

Included in gross margin for the 40 weeks ended November 29, 2002 were costs related to our asset disposition initiative of $1.2 million, which were incurred to mark down inventory in stores announced for closure. There were no such costs recorded in the 40 weeks ended November 29, 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $2,312 million for the 40 weeks ended November 29, 2003 compared to $2,179 million for the 40 weeks ended November 30, 2002. As a percentage of sales, SG&A was 28.50% for the 40 weeks ended November 29, 2003 compared to 28.18% for the 40 weeks ended November 30, 2002.

Included in SG&A for the 40 weeks ended November 29, 2003 was $60.1 million relating to our Farmer Jack goodwill and long-lived asset impairments as described in Note 3 of our Consolidated Financial Statements. Excluding this charge, SG&A as a percentage of sales for the 40 weeks ended November 29, 2003 would have decreased.

The major items impacting this decrease in SG&A as a percentage of sales include:

o Higher mix of sales in Canada which has a lower SG&A rate due to the increase in the Canadian exchange rate;
o  Lower costs related to our business process initiative; and
o  Lower severance and employee buy-out costs in the U.S.

These decreases were partially offset by increased labor costs as a percentage of sales in the U.S.

Included in SG&A for the 40 weeks ended November 29, 2003 were net gains of $5.3 million primarily relating to our asset disposition initiative partially offset by New England integration costs. In addition, included in SG&A for the 40 weeks ended November 30, 2002 were net costs of $4.1 million relating to our asset disposition initiative as described in Note 2 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders, a loss of $0.7 million relating to the early extinguishment of $38 million of our 7.75% Notes due April 15, 2007 as described in Note 6 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders, and a gain of $1.7 million related to the sale of securities received as part of the demutualization of The Prudential Insurance Company as described in Note 15 of our Consolidated Financial Statements included in our Fiscal 2002 Annual Report to Stockholders.

Also included in SG&A for the 40 weeks ended November 30, 2002 were $49.0 million relating to our business process initiative. Such costs primarily included professional consulting fees and salaries, including related benefits, of employees working full-time on the initiative.

We also review individual assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 40 weeks ended November 29, 2003 and November 30, 2002, we recorded impairment losses on property, plant and equipment of $0.5 million and $14.0 million, respectively, related to U.S. Retail stores that were or will be closed in the normal course of business. This amount was included in SG&A in our Consolidated Statements of Operations. Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $61 million for the 40 weeks ended November 29, 2003 decreased from the prior year amount of $66 million due primarily to lower interest expense resulting from our open market repurchase of $51 million of our 7.75% Senior Notes due April 15, 2007 and $45 million of our 9.125% Senior Notes due December 15, 2011, during fiscal 2002.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the 40 weeks ended November 29, 2003 was $24 million (a $41 million benefit from our U.S. operations and a $17 million provision for our Canadian operations) compared to $125 million provision for income taxes for the 40 weeks ended November 30, 2002 (a $105 million provision for our U.S. operations and a $20 million provision for our Canadian operations). Our U.S. tax benefit from continuing operations was offset by a tax provision provided on discontinued operations in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".


(LOSS) INCOME FROM OPERATIONS OF DISCONTINUED BUSINESSES, NET OF TAX
--------------------------------------------------------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Loss from operations of discontinued businesses, net of tax for the 40 weeks ended November 29, 2003 was $33 million as compared to income from operations of discontinued businesses, net of tax of $5.8 million for the 40 weeks ended November 30, 2002. During the 40 weeks ended November 29, 2003, we recorded the following items related to these discontinued businesses:

o impairment losses on the property, plant and equipment relating to these operations of $18.9 million;
o pension expense relating to early withdrawal from various multi-employer union pension plans we participate in of $6.5 million;
o future rent vacancy charges of $26.9 million;
o severance charges of $7.2 million; and
o inventory markdowns of $1.2 million.

The remaining amounts for each period represent the operating results of the stores in these locations as well as results from our Eight O'Clock Coffee business.


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

As of November 29, 2003, we had closed all of the above stores and facilities. The following table summarizes the activity related to the charges recorded for the aforementioned initiatives since the beginning of fiscal 2002:



                                                         Severance and
                                          Occupancy        Benefits          Fixed Assets        Total
                                        -------------   --------------     --------------   ------------

     Balance at
       February 23, 2002                $    143,700    $      22,137      $            -   $    165,837
     Addition (1)                              7,249            3,544                   -         10,793
     Utilization (2)                         (34,003)         (19,830)                776        (53,057)
     Adjustments (3)                         (13,825)             889                (776)       (13,712)
                                        -------------   -------------      --------------   ------------
     Balance at
        February 22, 2003               $    103,121    $       6,740      $            -   $    109,861
     Addition (1)                              4,307                -                   -          4,307
     Utilization (2)                         (22,323)          (3,404)                  -        (25,727)
     Adjustments (3)                          (5,777)           1,499                   -         (4,278)
                                        ------------    -------------      --------------   ------------
     Balance at
        November 29, 2003               $     79,328    $       4,835      $            -   $     84,163
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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $4.3 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations. During fiscal 2002, we recorded net adjustments of $13.7 million primarily related to reversals of previously accrued vacancy related costs due to the following:

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




As of November 29, 2003, we had paid approximately $55 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 4,500 employees. The remaining severance liability primarily relates to future obligations for early withdrawal from multi-employer union pension plans, and individual severance payments which will be paid by the end of fiscal 2005.

At November 29, 2003, approximately $13.5 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

Included in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2003 and November 30, 2002 are the sales and operating results of the aforementioned stores while they were open during the periods presented. The results of these operations are as follows:



                                                12 Weeks Ended                     40 Weeks Ended
                                        -------------------------------    -------------------------------
                                           Nov. 29,         Nov. 30,          Nov. 29,         Nov. 30,
                                             2003             2002              2003             2002
                                        -------------     -------------    -------------     -------------


     Sales                              $           -     $      2,491     $         316     $      20,794
                                        =============     ============     =============     =============

     Operating loss                     $           -     $         70     $         (72)    $        (957)
                                        =============     ============     =============     =============




Based upon current available information, we evaluated the liability balance as of November 29, 2003 of $84 million and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We had negative working capital of $42 million at November 29, 2003 compared to positive working capital of $9 million at February 22, 2003. We had cash and cash equivalents aggregating $216 million at November 29, 2003 compared to $199 million at the end of fiscal 2002. The decrease in working capital was attributable primarily to the following:

o  A decrease in accounts receivable due to timing of receipts;
o A decrease in prepaid expenses and other current assets mainly due to the sale of assets held for sale;
o  An increase in accounts payable (inclusive of book overdrafts); and
o  An increase in other accruals.

Partially offset by the following:

o An increase in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o  An increase in inventories primarily relating to seasonality.

At November 29, 2003, we had a $425 million secured revolving credit agreement (as amended, the "Secured Credit Agreement") with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. On December 4, 2003, subsequent to the close of our third quarter of fiscal 2003, we amended and restated our Secured Credit Agreement (the "Amended and Restated Credit Agreement") and decreased our borrowing base to $400 million. This amended facility provides us with greater operating flexibility and provides for increased capital spending. Under the Amended and Restated Credit Agreement, there are no financial covenants as long as availability under the agreement exceeds $50 million.

The Amended and Restated Credit Agreement is comprised of a U.S. credit agreement amounting to $330 million and a Canadian credit agreement amounting to $70 million (C$90.9 million at November 29, 2003) and is secured by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Amended and Restated Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. This agreement expires in December 2007.

As of November 29, 2003, there were no borrowings under these credit agreements. As of November 29, 2003, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $244 million available under the Amended and Restated Credit Agreement.

During the 40 weeks ended November 30, 2002, we repurchased in the open market $38 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.7 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", this loss has been reclassified within income from operations for the 40 weeks ended November 30, 2002. Under the Amended and Restated Credit Agreement, we are no longer prohibited from making bond repurchases.

We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of November 29, 2003 at terms contingent upon market conditions at the time of sale.

During the 40 weeks ended November 29, 2003, our capital expenditures and debt repayments were funded through internally generated funds combined with proceeds from disposals of properties. Capital expenditures totaled $109 million during the 40 weeks ended November 29, 2003, which included 14 new supermarkets and enlarging or remodeling 2 supermarkets.

For the remainder of fiscal 2003, we have planned capital expenditures of approximately $40 million. These expenditures relate primarily to opening approximately 5 new supermarkets and enlarging or remodeling 5 - 10 supermarkets. We currently expect to close approximately 2 - 5 stores during the remainder of fiscal 2003. In addition, in December 2003, the Board of Directors approved a plan to close, sell or convert several of our Farmer Jack stores located in the Detroit, Michigan and Toledo, Ohio markets.

We do not expect to pay dividends during fiscal 2003.

We are the guarantor of a $2.2 million loan, related to a shopping center, which will expire in 2011.

Our existing senior debt rating was B3 with negative implications with Moody's Investors Service ("Moody's") and B with negative implications with Standard & Poor's Ratings Group ("S&P") as of November 29, 2003. Future rating changes could affect the availability and cost of financing to the Company.

We believe that our present level of invested cash and cash generated from operations will be sufficient for our capital expenditure programs and mandatory scheduled debt repayments for the next twelve months. However, certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs could have a significant impact on cash generation. We are exploring several actions to mitigate the potential risk; however, there can be no assurance that such actions will be successful.


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

Long-Lived Assets
-----------------
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted average approach and a risk adjusted rate.

During the 12 and 40 weeks ended November 29, 2003, we recorded total impairment losses on property, plant and equipment of $33.1 million and $52.5 million, respectively. Refer to Note 3 - Valuation of Long Lived Assets and Goodwill in the Notes to Consolidated Financial Statements for further discussion relating to impairment charges recorded during the current fiscal year.

Based upon current trends, there may be additional future impairments on long lived assets, including the potential for impairment of assets that are held and used.

Excess of Cost over Net Assets Acquired
---------------------------------------
In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the excess of cost over fair value of net assets acquired is no longer required to be amortized, but tested for impairment at least annually by reassessing the appropriateness of the goodwill balance based on forecasts of cash flows from operating results on a discounted basis in comparison to the carrying value of such operations. If the results of such comparison indicate that an impairment may exist, we determine the implied fair market value of the goodwill using a purchase price allocation approach and compare this value to the balance sheet value. If such comparison indicates that an impairment exits, we will recognize a charge to operations at that time based upon the difference between the implied fair market value of the goodwill and the balance sheet value. During the 12 and 40 weeks ended November 29, 2003, we determined that goodwill relating to the Farmer Jack reporting unit was entirely impaired; thus, we recorded an impairment charge of $27.0 million as a component of operating income in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. Refer to Note 3 - Valuation of Long Lived Assets and Goodwill in the Notes to Consolidated Financial Statements for further discussion relating to the impairment charges recorded.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of November 29, 2003, we had liabilities for future minimum lease payments of $126 million, which related to 78 dark stores and 37 subleased or assigned stores. Of this amount, $23 million relates to stores closed in the normal course of business, $79 million relates to stores closed as part of the asset disposition initiative (see Note 7 of our Consolidated Financial Statements) and $24 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 2 of our Consolidated Financial Statements).

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $681 million in notes as of November 29, 2003 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended November 29, 2003, a presumed 1% change in the variable floating rate would have impacted interest expense by $20 thousand and $60 thousand, respectively.

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

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 40 weeks ended November 29, 2003, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.7 million and $2.9 million, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.


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

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

In May 1999, four present and former employees of The Food Emporium filed suit against our Company in federal court in New York for unpaid wages and overtime. In April 2000, the judge certified the case as a class action status for this case covering approximately 82 stores in 9 counties in the New York metropolitan area. Approximately 840 current and former full and part-time employees of The Food Emporium and A&P opted into the class. In April 2003, the Company filed a Motion to Decertify the Collective Action under the Fair Labor Standards Act.

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

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. That motion was fully briefed on March 28, 2003. By Opinion & Order entered on September 18, 2003, the District Court dismissed plaintiffs' Complaint without prejudice. On October 13, 2003, after having declined to file a Second Amended Complaint, plaintiffs filed a Notice of Appeal advising that they are appealing to the United States Court of Appeals for the Third Circuit from the District Court's September 18, 2003 Opinion & Order. Plaintiffs filed their opening appellate brief on January 5, 2004. It is currently anticipated that the appeal will be fully briefed by February 18, 2004.

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

           10.6 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

           10.7 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.8 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

           10.9 Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

           10.10 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.11 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.12 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

           10.13 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

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

           10.22 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.23 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.24 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           10.25 Amended and Restated Credit Agreement dated as of February 23, 2001 and amended and restated as of December 4, 2003, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto, as Borrowers, and the Lenders party hereto, and JPMorgan Chase Bank, as U.S. Administrative Agent and U.S. Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, as filed herein

           23.1 Consent of Independent Accountants from PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on May 9, 2003)

           23.2 Independent Auditors' Consent from Deloitte & Touche LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on May 9, 2003)


(b) Reports on Form 8-K

On October 17, 2003, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the October 17, 2003 press release, which announced the Company's financial results for the quarter ended September 6, 2003.

On October 23, 2003, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the October 20, 2003 press release, which announced that the Company had reached an agreement to sell its Eight O'Clock coffee division to Gryphon Investors.

                 The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  January 9, 2004            By:         /s/ Brenda M. Galgano
                                   -------------------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                        Controller (Chief Accounting Officer)

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


/s/ Christian W. E. Haub                             Date:  January 9, 2004
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

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



/s/ Mitchell P. Goldstein                            Date:  January 9, 2004
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                                                              Exhibit 32



                   Certification Accompanying Periodic Report
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended November 29, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  January 9, 2004                         /s/ Christian W. E. Haub
                                                ------------------------
                                                Christian W. E. Haub
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer




Dated:  January 9, 2004                         /s/ Mitchell P. Goldstein
                                                -------------------------
                                                Mitchell P. Goldstein
                                                Senior Vice President,
                                                Chief Financial Officer