Form 10-K
period 2004-02-28
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2004-05-21
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the fiscal year ended February 28, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the transition period from______ to ______

                          Commission file number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    13-1890974
-------------------------------                   -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 201-573-9700

                        ---------------------------------

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes [ X ] No [   ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 5, 2003, the registrant's most recently completed second fiscal quarter, was $374,772,531.


         The number of shares of common stock outstanding as of the close of business on May 20, 2004 was 38,520,530.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8, 9A and 15 are incorporated by reference from the Registrant's Fiscal 2003 Annual Report to Stockholders. The information required by Part II, Items 12, 13 and 14 are incorporated by reference from the Registrant's Proxy Statement.

PART I

ITEM 1 - Business

General
-------

         The Great Atlantic & Pacific Tea Company, Inc. ("A&P", "we", "our", "us" or "our Company") is engaged in the retail food business. We operated 633 stores averaging approximately 39,100 square feet per store as of February 28, 2004. In addition, we served as wholesaler to 63 franchise stores in Canada averaging approximately 32,500 square feet per store as of February 28, 2004. On the basis of reported sales for fiscal 2003, we believe that we are among North America's largest retail food chains.

         Operating under the trade names A&P(R), Super Fresh(R), Sav-A-Center(R), Farmer Jack(R), Waldbaum's(TM), Super Foodmart, Ultra Food & Drug, Dominion(R), Food Basics(R), The Barn Markets(R) and The Food Emporium(R), we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we sell other private label products in our stores under other brand names of our Company which include without limitation, America's Choice(R), Master Choice(R), Health Pride(R), Savings Plus and The Farm.

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

       During fiscal 2003, we expended approximately $135 million for capital projects, which included 19 new supermarkets and 2 major remodels or enlargements. Our Company has planned capital expenditures of approximately $275 to $300 million in fiscal 2004. These expenditures relate primarily to opening 10 to 15 new supermarkets, converting 30 to 35 stores to new formats, and enlarging or remodeling 100 - 125 supermarkets. In addition, we plan to continue with at least similar levels of capital expenditures in fiscal 2005 and several years thereafter.

Sources of Supply
-----------------

         Our Company obtains the merchandise sold in our stores from a variety of suppliers located primarily in the United States and Canada. Our Company has long-standing and satisfactory relationships with our suppliers.

Employees
---------

         As of February 28, 2004, we had approximately 74,000 employees, of which 69% were employed on a part-time basis. Approximately 89% of our employees are covered by union contracts.

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

Segment Information
-------------------

         The segment information required is contained under the caption "Note 15 - Operating Segments" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.

Foreign Operations
------------------

         The information required is contained under the captions "Management's Discussion and Analysis", "Note 7 - Wholesale Franchise Business", "Note 11 - Income Taxes", "Note 12 - Retirement Plans and Benefits", "Note 14 - Commitments and Contingencies" and "Note 15 - Operating Segments" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 2 - Properties

         At February 28, 2004, we owned 84 properties consisting of the following:

         Stores, Not Including Stores in Owned Shopping Centers
         ------------------------------------------------------
              Land and building owned                                    20
              Building owned and land leased                             17
              Land owned and building leased                              1
                                                                       ----
                  Total stores                                           38

         Shopping Centers
         ----------------
              Land and building owned                                     5
              Building owned and land leased                              3
                                                                       ----
                  Total shopping centers                                  8

         Warehouses
         ----------
              Land and building owned                                     7

         Administrative and Other Properties
         -----------------------------------
              Land and building owned                                    10
              Building owned and land leased                              3
              Property under development building owned and land leased   2
              Property under development land and building owned          1
              Property under development land only                        2
              Undeveloped land                                           13
                                                                       ----
                  Total other properties                                 31
                                                                       ----
         Total Properties                                                84
                                                                       ====

         At February 28, 2004, we operated 633 retail stores and serviced 63 franchised stores. These stores are geographically located as follows:

         Company Stores:
         --------------

              New England States:
              ------------------
                  Connecticut                                            31
                                                                       ----
                      Total                                              31

              Middle Atlantic States:
              ----------------------
                  District of Columbia                                    1
                  Delaware                                                9
                  Maryland                                               31
                  New Jersey                                             96
                  New York                                              142
                  Pennsylvania                                           24
                                                                       ----
                      Total                                             303

              Midwestern States:
              -----------------
                  Michigan                                               90
                  Ohio                                                    6
                                                                       ----
                      Total                                              96

              Southern States:
              ---------------
                  Louisiana                                              20
                  Mississippi                                             4
                                                                       ----
                      Total                                              24
                                                                       ----

                  Total United States                                   454
                  Ontario, Canada                                       179
                                                                       ----
                  Total Stores                                          633
                                                                       ====

         Franchised Stores:
                  Ontario, Canada                                        63
                                                                       ----
                      Total Franchised Stores                            63
                                                                       ====

         The total area of all of our operated retail stores is 24.7 million square feet averaging approximately 39,100 square feet per store. Excluding liquor and The Food Emporium(R) stores, which are generally smaller in size, the average store size is approximately 41,700 square feet. The total area of all franchised stores is 2.0 million square feet averaging approximately 32,500 square feet per store. The 19 new stores opened in fiscal 2003 consisted of 19 supermarkets and range in size from 19,900 to 63,900 square feet, with an average size of approximately 44,300 square feet. The stores built over the past several years and those planned for fiscal 2004 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 73% of the total square footage.

         As of the end of fiscal 2003, we operated 12 warehouses to service our store network. These warehouses are geographically located as follows:

                  Louisiana                                               1
                  Maryland                                                1
                  Michigan                                                2
                  New Jersey                                              1
                  New York                                                2
                  Pennsylvania                                            1
                                                                       ----
                      Total United States                                 8
                  Ontario, Canada                                         4
                                                                       ----
                      Total Warehouses                                   12
                                                                       ====

         There was no real estate pledged as collateral for outstanding mortgage loans as of February 28, 2004. The net book value of real estate pledged as collateral for the Company's $400 million Secured Revolving Credit Agreement amounted to $22.8 million as of February 28, 2004.


ITEM 3 - Legal Proceedings

         The information required is contained under the caption "Note 14 - Commitments and Contingencies" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.


PART II

ITEM 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

         The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 6 - Selected Financial Data

         The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - Management's Discussion and Analysis

         The information required is contained under the caption "Management's Discussion and Analysis" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

         The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - Financial Statements and Supplementary Data

      (a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report. Except for the sections included herein by reference, our Fiscal 2003 Annual Report to Stockholders is not deemed to be filed as part of this report.

      (b) Supplementary Data: The information required is contained under the caption "Summary of Quarterly Results" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 28, 2004.


ITEM 9A - Controls and Procedures

         The information required is contained under the caption "Management's Report on Financial Statements" in the Fiscal 2003 Annual Report to Stockholders and is herein incorporated by reference.







PART III

ITEMS 10 and 11 - Directors and Executive Officers of the Registrant and
                  Executive Compensation

The executive officers of our Company are as follows:

       Name                        Age             Current Position
---------------------------      ------   ------------------------------------
Christian W.E. Haub                39     Chairman of the Board, President and
                                            Chief Executive Officer
Eric Claus                         47     President and Chief Executive
                                            Officer, A&P Canada
William P. Costantini              56     Senior Vice President, General
                                            Counsel & Secretary
Brenda M. Galgano                  35     Vice President and Corporate
                                            Controller
Mitchell P. Goldstein              43     Senior Vice President, Chief
                                            Financial Officer
Peter Johannes Jueptner            41     Executive Vice President, A&P U.S.
John E. Metzger                    49     Senior Vice President, Chief
                                            Information Officer
William Moss                       56     Vice President and Treasurer
Brian Piwek                        57     President and Chief Executive
                                            Officer, A&P U.S.

         The executive officers of our Company are chosen annually and serve under the direction of the Chief Executive Officer ("CEO") with the consent of the Board of Directors.

         Mr. Haub currently serves as Chairman of the Board, President and Chief Executive Officer of our Company. He was elected a director on December 3, 1991, and is Chair of the Executive Committee and a member of the Finance Committee. Mr. Haub served as Chief Operating Officer of our Company from December 7, 1993, becoming Co-Chief Executive Officer on April 2, 1997, sole CEO on May 1, 1998 and Chairman of the Board on May 1, 2001. In addition to his other positions, with the exception of the period between February 2002 through October 2002, Mr. Haub has served as President of our Company since December 7, 1993. Mr. Haub, son of Helga Haub, is a partner and Co-Chief Executive Officer of Tengelmann Warenhandelsgesellschaft KG, a partnership organized under the laws of the Federal Republic of Germany ("Tengelmann"). Mr. Haub is on the Board of Directors of the Food Marketing Institute and on the Board of Trustees of St. Joseph's University in Philadelphia, Pennsylvania.

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

         Ms. Galgano was appointed Vice President, Corporate Controller on February 24, 2002. Ms. Galgano served as Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers from July 1997 to July 1999 as Senior Manager and Manager of the Audit and Business Advisory Services Group.

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

         Mr. Metzger was appointed Senior Vice President, Chief Information Officer on February 11, 2002. Prior to that, he was Senior Vice President and Business Process Initiative Business Leader from May 2001 to February 2002, and Vice President, Supply & Logistics from October 1999 to May 2001. Prior to joining our Company, Mr. Metzger was Senior Vice President of CS Integrated LLC from January 1998 to October 1999 and before that, Vice President, Distribution & Procurement for General Mills Restaurants, Inc. from October 1993 to November 1997. Mr. Metzger is a director of the Institute for Standards & Collaboration Commerce, Inc.

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

         The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed on or about May 24, 2004 ("Proxy Statement"), and is herein incorporated by reference.

Audit Committee Financial Expert
--------------------------------

         The Board has determined that each member of the Audit Committee is independent in accordance with the NYSE listing rules, the Company's Standards of Independence and Rule 10A-3 of the Exchange Act. In addition, the Board has determined that each member of the Audit Committee qualifies as an "audit committee financial expert," as defined by the SEC.

Code of Business Conduct and Ethics
-----------------------------------

         Our Company has adopted a Code of Business Conduct and Ethics applicable to all employees. This Code is applicable to Senior Financial Executives including the chief executive officer, chief financial officer and chief accounting officer of our Company. A&P's Code of Business Conduct and Ethics is available on the Company's Web site at www.aptea.com under "Corporate Governance" and as Exhibit 14 to this Form 10-K. Our Company intends to post on its web site any amendments to, or waivers from, its Code of Business Conduct and Ethics applicable to Senior Financial Executives.


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


ITEM 14 - Principal Accounting Fees and Services

         The information required is contained in our Proxy Statement under the heading "Independent Public Accountants", and is herein incorporated by reference.



PART IV

ITEM 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) Documents filed as part of this report.

      1) Financial Statements: The financial statements required by Item 8 are included in the Fiscal 2003 Annual Report to Stockholders. The following required items are herein incorporated by reference:

                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity and
                     Comprehensive (Loss) Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Accountants

      2) Financial Statement Schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the Consolidated Financial Statements or Notes thereto.



3) Exhibits:

           The following are filed as Exhibits to this Report:



         EXHIBIT NO.           DESCRIPTION
           3.1                 Articles of Incorporation of The Great Atlantic
                               & Pacific Tea Company, Inc., as amended through
                               July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

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

           10.4 Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

           10.5 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit
                               10.8 to Form 10-K filed on July 5, 2002)

           10.6 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed October 22, 2002)

           10.7 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.8 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.9 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

           10.10 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.11 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.12 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to
                               Exhibit 10(j) to Form 10-K filed on May 23, 2001)

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

           10.22 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.23 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.24 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           10.25 Amended and Restated Credit Agreement dated as of February 23, 2001 and amended and restated as of December 4, 2003, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto, as Borrowers, and the Lenders party hereto, and JPMorgan Chase Bank, as U.S. Administrative Agent and U.S. Collateral Agent, and JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent (incorporated herein by reference to Exhibit 10.25 to Form 10-Q filed on January 9, 2004)

           13*                 Fiscal 2003 Annual Report to Stockholders

           14*                 Code of Business Conduct and Ethics

           16 Letter on Change in Certifying Accountant (incorporated herein by reference to Forms 8-K filed on September 18, 2002 and September 24, 2002, and Form 8-K/A filed on September 24, 2002)

           21*                 Subsidiaries of Registrant

           23*                 Consent of Independent Accountants from
                               PricewaterhouseCoopers LLP

           31.1* Certification of the Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

           31.2* Certification of the Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

           32*                 Certification Pursuant to 18 U.S.C.
                               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           *      Filed with this 10-K

(b) Reports on Form 8-K

         On January 9, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the January 9, 2004 press release, which announced the Company's financial results for the quarter ended November 29, 2003.

         On February 27, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of a February 27, 2004 press release, which announced our Company's completion of a real estate sale leaseback transaction with Cardinal Capital Partners, Inc. (Dallas, Texas), resulting in proceeds to our Company of approximately $170 million.



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

                               The Great Atlantic & Pacific Tea Company, Inc.
                                                  (registrant)

Date:  May 21, 2004            By:             /s/ Mitchell P. Goldstein
                               -----------------------------------------------
                               Mitchell P. Goldstein, Senior Vice President and
                                               Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub                  Chairman of the Board, President and
------------------------------------           Chief Executive Officer
Christian W.E. Haub

/s/ John D. Barline                                           Director
------------------------------------
John D. Barline

/s/ Jens-Jurgen Bockel                                        Director
------------------------------------
Jens-Jurgen Bockel

/s/ Bobbie A. Gaunt                                           Director
------------------------------------
Bobbie A. Gaunt

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

/s/ Dan P. Kourkoumelis                                       Director
------------------------------------
Dan P. Kourkoumelis

/s/ Edward Lewis                                              Director
------------------------------------
Edward Lewis

/s/ Richard L. Nolan                                          Director
------------------------------------
Richard L. Nolan

/s/ Maureen B. Tart-Bezer                                     Director
------------------------------------
Maureen B. Tart-Bezer

The above-named persons signed this report on behalf of the registrant on May 21, 2004.




/s/ Brenda M. Galgano                     Vice President, Corporate Controller
------------------------------------
Brenda M. Galgano                                        May 21, 2004