Form 10-Q
period 2004-06-19
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2004-07-29
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 19, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

           Maryland                                             13-1890974
---------------------------------                        --------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [X] NO [ ]

As of July 27, 2004 the Registrant had a total of 38,562,151 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)




                                                                                            16 Weeks Ended
                                                                                    ----------------------------------
                                                                                                        June 14, 2003
                                                                                                        (As Restated
                                                                                    June 19, 2004        See Note 3)
                                                                                -----------------    -----------------



Sales                                                                           $     3,286,223      $      3,228,523
Cost of merchandise sold                                                             (2,356,569)           (2,305,349)
                                                                                ---------------      ----------------
Gross margin                                                                            929,654               923,174
Store operating, general and administrative expense                                    (938,274)             (933,784)
                                                                                ---------------      ----------------
Loss from operations                                                                     (8,620)              (10,610)
Interest expense                                                                        (26,850)              (24,884)
Interest income                                                                             841                   780
Minority interest in earnings of consolidated franchisees                                (1,376)                 (274)
                                                                                ----------------     ----------------
Loss from continuing operations before income taxes                                     (36,005)              (34,988)
(Provision for) benefit from income taxes                                                (5,458)               14,358
                                                                                ----------------     ----------------
    Loss from continuing operations                                                     (41,463)              (20,630)
Discontinued operations (Note 5):
    Loss from operations of discontinued businesses, net of tax benefit of
    $0 and $6,460 for the 16 weeks ended June 19, 2004 and June 14, 2003,
       respectively                                                                      (1,383)              (11,459)
    Gain on disposal of discontinued operations, net of tax provision of $29,359
       for the 16 weeks ended June 14, 2003                                                   -                52,081
                                                                                ---------------      ----------------
       (Loss) income from discontinued operations                                        (1,383)               40,622
                                                                                ---------------      ----------------
Cumulative effect of change in accounting principle - FIN 46-R, net
    of tax                                                                                    -                (8,047)
                                                                                ---------------      ----------------
Net (loss) income                                                               $       (42,846)     $         11,945
                                                                                ===============      ================

Net (loss) income per share - basic and diluted:
    Continuing operations                                                       $         (1.08)     $          (0.53)
    Discontinued operations                                                               (0.03)                 1.05
    Cumulative effect of change in accounting principle - FIN 46-R                            -                 (0.21)
                                                                                ---------------      ----------------
       Net (loss) income per share - basic and diluted                          $         (1.11)     $           0.31
                                                                                ===============      ================


Weighted average number of common shares outstanding                                 38,520,018            38,515,806
Common stock equivalents                                                                370,914               185,411
                                                                                ---------------      ----------------
Weighted average number of common and common equivalent
    shares outstanding                                                               38,890,932            38,701,217
                                                                                ===============      ================




                          See Notes to Quarterly Report



                 The Great Atlantic & Pacific Tea Company, Inc.
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)



                                                                                (Accumulated      Accumulated
                                          Common Stock            Additional       Deficit)          Other             Total
                                 -----------------------------     Paid-in        Retained        Comprehensive     Stockholders'
                                     Shares          Amount        Capital        Earnings        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------



16 Week Period Ended
June 19, 2004
-------------
Balance at beginning of period       38,518,905    $    38,519    $   459,579     $   (78,100)     $   (27,239)       $   392,759
Net loss                                                                              (42,846)                            (42,846)
Other comprehensive loss                                                                                (5,938)            (5,938)
Stock options exercised                   1,625              1              6                                                   7
                                   ------------    -----------    -----------       ----------     ------------       ------------
Balance at end of period             38,520,530    $    38,520    $   459,585     $  (120,946)     $   (33,177)       $   343,982
                                   ============    ===========    ===========     ============     ============       ===========

16 Week Period Ended
June 14, 2003
As Restated - See Note 3
------------------------
Balance at beginning of period,
     as previously stated            38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Add adjustment for the cumulative
     effect on prior years of
     applying retroactively the
     new method of accounting
     for inventory (LIFO to FIFO)                                                      17,462                              17,462
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at beginning of period,
     as adjusted                     38,515,806         38,516        459,411          78,849          (61,123)           515,653
Net income                                                                             11,945                              11,945
Other comprehensive income                                                                              38,785             38,785
                                   ------------    -----------    -----------     -----------      ------------       -----------
Balance at end of period             38,515,806    $    38,516    $   459,411     $    90,794      $   (22,338)       $   566,383
                                   ============    ===========    ===========     ===========      ============       ===========





Comprehensive (Loss) Income
---------------------------
                                                                             16 Weeks Ended
                                                                   ----------------------------------

                                                                                         (As Restated
                                                                                          See Note 3)
                                                                   June 19, 2004         June 14, 2003
                                                                   -------------         -------------
Net (loss) income                                                    $ (42,846)           $   11,945
                                                                     ----------           ----------
Foreign currency translation adjustment                                 (6,773)               39,492
Net unrealized gain (loss) on derivatives, net of tax                      835                  (707)
                                                                     ---------            -----------
Other comprehensive (loss) income, net of tax                           (5,938)               38,785
                                                                     ---------            ----------
Total comprehensive (loss) income                                    $ (48,784)           $   50,730
                                                                     =========            ==========



Accumulated Other Comprehensive Loss Balances
---------------------------------------------

                                                                                                                       Accumulated
                                                                     Foreign      Net Unrealized       Minimum           Other
                                                                    Currency        (Loss) Gain        Pension        Comprehensive
                                                                   Translation    on Derivatives      Liability       (Loss) Income
                                                                  -------------   --------------    ------------      -------------

Balance at February 28, 2004, As Restated - See Note 3            $   (23,892)      $     (158)     $    (3,189)      $   (27,239)
Current period change                                                  (6,773)             835                -            (5,938)
                                                                  ------------      -----------     ------------      ------------
Balance at June 19, 2004                                          $   (30,665)      $      677      $    (3,189)      $   (33,177)
                                                                  ============      ===========     ============      ============

Balance at February 22, 2003                                      $   (62,496)      $    3,015      $    (1,642)      $   (61,123)
Current period change, As Restated                                     39,492             (707)               -            38,785
                                                                  ------------      -----------     ------------      ------------
Balance at June 14, 2003, As Restated                             $   (23,004)      $    2,308      $    (1,642)      $   (22,338)
                                                                  ============      ===========     ============      ============





                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)




                                                                                                          February 28, 2004
                                                                                 June 19,                     (As Restated
                                                                                   2004                        See Note 3)
                                                                           --------------------           --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     278,934                 $      297,008
      Accounts receivable, net of allowance for doubtful accounts of
         $13,002 and $13,620 at June 19, 2004 and February 28, 2004,
         respectively                                                                   146,177                        171,835
      Inventories                                                                       712,989                        694,120
      Prepaid expenses and other current assets                                          36,467                         25,225
                                                                                  -------------                 --------------
         Total current assets                                                         1,174,567                      1,188,188
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,381,984                      1,405,925
         Property leased under capital leases, net                                       61,842                         65,632
                                                                                  -------------                 --------------
      Property - net                                                                  1,443,826                      1,471,557
      Other assets                                                                      110,274                        115,500
                                                                                  -------------                 --------------
Total assets                                                                      $   2,728,667                 $    2,775,245
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       2,272                 $        2,271
      Current portion of obligations under capital leases                                13,165                         15,901
      Accounts payable                                                                  532,169                        480,712
      Book overdrafts                                                                    90,329                         96,273
      Accrued salaries, wages and benefits                                              167,182                        177,142
      Accrued taxes                                                                      76,317                         74,698
      Other accruals                                                                    208,133                        236,238
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,089,567                      1,083,235
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    830,297                        823,738
      Long-term obligations under capital leases                                         71,030                         73,980
      Other non-current liabilities                                                     386,045                        394,361
      Minority interests in consolidated franchisees                                      7,746                          7,172
                                                                                  -------------                 --------------
Total liabilities                                                                     2,384,685                      2,382,486
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                             -                             -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,520,530 and
         38,518,905 shares at June 19, 2004 and February 28, 2004,
         respectively                                                                    38,520                         38,519
      Additional paid-in capital                                                        459,585                        459,579
      Accumulated other comprehensive loss                                              (33,177)                       (27,239)
      Accumulated deficit                                                              (120,946)                       (78,100)
                                                                                  -------------                 --------------
Total stockholders' equity                                                              343,982                        392,759
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,728,667                 $    2,775,245
                                                                                  =============                 ==============


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                                              16 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             June 14, 2003
                                                                                                             (As Restated
                                                                                  June 19, 2004               See Note 3)
                                                                             ----------------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                  $   (42,846)              $    11,945
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Asset disposition initiative                                                         1,061                         -
       Depreciation and amortization                                                       81,122                    87,328
       Deferred income tax provision (benefit)                                              1,012                    (6,314)
       Loss on disposal of owned property                                                     397                        13
       Gain on sale of discontinued operations                                                  -                   (81,440)
       Cumulative effect of change in accounting principle - FIN 46-R                           -                     8,047
   Other changes in assets and liabilities:
       Decrease in receivables                                                             24,840                     9,585
       Increase in inventories                                                            (22,822)                  (17,200)
       Increase in prepaid expenses and other current assets                              (14,933)                  (21,964)
       (Increase) decrease in other assets                                                   (433)                    1,659
       Increase in accounts payable                                                        55,635                     5,949
       (Decrease) increase in accrued salaries, wages and benefits, and taxes              (6,813)                   22,806
       Decrease in other accruals                                                         (27,899)                   (3,207)
       Increase (decrease) in minority interest                                               727                       (46)
       Decrease in other non-current liabilities                                          (13,020)                  (15,829)
       Other operating activities, net                                                      1,060                       838
                                                                                      -----------               -----------
Net cash provided by operating activities                                                  37,088                     2,170
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (55,491)                  (56,949)
   Proceeds from disposal of property                                                       6,140                   137,614
                                                                                      -----------               -----------
Net cash (used in) provided by investing activities                                       (49,351)                   80,665
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on revolving lines of credit                                                        -                  (135,000)
   Proceeds from long-term borrowings                                                       7,301                        16
   Payments on long-term borrowings                                                             -                    (1,159)
   Principal payments on capital leases                                                    (4,616)                   (4,088)
   (Decrease) increase in book overdrafts                                                  (5,717)                    9,543
   Deferred financing fees                                                                   (813)                      (62)
   Proceeds from stock option exercise                                                          7                         -
                                                                                      -----------               -----------
Net cash used in financing activities                                                      (3,838)                 (130,750)

   Initial impact of adoption of FIN 46-R                                                       -                    22,030
   Effect of exchange rate changes on cash and cash equivalents                            (1,973)                    9,748
                                                                                      -----------               -----------
Net decrease in cash and cash equivalents                                                 (18,074)                  (16,137)
Cash and cash equivalents at beginning of period                                          297,008                   199,014
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   278,934               $   182,877
                                                                                      ===========               ===========


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share amounts)


1.   Basis of Presentation

The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 16 weeks ended June 19, 2004 and June 14, 2003, and the Consolidated Balance Sheets at June 19, 2004 and February 28, 2004, are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting Interpretation No. 46 ("FIN 46-R"), "Consolidation of Variable Interest Entities - an interpretation of 'Accounting Research Bulletin No. 51'", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10") and the change in our method of valuing certain of our inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method during the first quarter of fiscal 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.


2.   Impact of New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 132 R, "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132 R"). SFAS 132 R requires new annual disclosures about the type of plan assets, investments strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS 132 R, including expected future benefit payments, in our consolidated financial statements for the year ended February 28, 2004. We have also included all newly required interim period disclosures for the quarter ending June 19, 2004 in Note 7 - Retirement Plans and Benefits.

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2"). We have elected to defer the accounting for the effects of the Act, as permitted by FAS 106-2. Therefore, in accordance with FAS 106-2, our consolidated financial statements and accompanying notes do not reflect the favorable effects of the Act on the plans, the magnitude of which has not yet been determined. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require our Company to change previously reported information.

Refer to Note 3 - Restatement and Changes in Accounting regarding the impact of adoption of FIN 46-R and EITF 03-10 in our consolidated financial statements.


3.   Restatement and Changes in Accounting

FIN 46-R
--------
In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of `Accounting Research Bulletin No. 51'". FIN 46-R addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46-R requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46-R applies immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46-R applies to VIE's no later than the end of the first reporting period ending after March 15, 2004 (the quarter ending June 19, 2004 for our Company).

As of June 19, 2004, we served 66 franchised stores. These franchisees are required to purchase inventory from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $254 million and $251 million for the first quarter of fiscal years 2004 and 2003, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, bookkeeping and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services. Based upon the new criteria for consolidation of VIE's, we have determined that all of our franchised stores do not have sufficient equity at risk to allow them to finance their own activities. Thus, these franchisees are VIE's of which, under FIN 46-R, we are deemed the primary beneficiary and accordingly have included them in our consolidated financial statements as of February 23, 2003. As permitted by FIN 46-R, our Company elected to restate prior year's consolidated financial statements for the impact of adopting this interpretation for comparability purposes.

Prior to February 23, 2003, we held as assets inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, had been included in "Accounts receivable" on our Consolidated Balance Sheets, while the long-term portion of the inventory notes and equipment leases had been included in "Other assets" on our Consolidated Balance Sheets. The repayment of these inventory notes and equipment leases had been dependent upon positive operating results of the stores. To the extent that the franchisees incurred operating losses, we had established an allowance for doubtful accounts. We assessed the sufficiency of the allowance on a store by store basis based upon the operating results and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, we reserved the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store.

The cumulative effect adjustment of $8.0 million primarily represents the difference between consolidating these entities as of February 23, 2003 and the allowance for doubtful accounts that was provided for these franchises at that date.

Also refer to Note 10 - Commitments and Contingencies regarding our pending class action lawsuit relating to our Canadian franchise business.

EITF 03-10
----------
In November 2003, the Emerging Issues Task Force confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". The provisions of EITF 03-10 became effective for our Company in the first quarter of fiscal 2004. EITF 03-10 provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers' incentives, such as rebates or coupons, tendered by consumers. Vendor incentives should be included in revenues only if defined criteria are met. As such, our Company will continue to record as part of revenues manufacturers' coupons that can be presented at any retailer that accepts coupons. However, in the case of vendor incentives that can only be redeemed at a Company retail store, such consideration would be recorded as a decrease in cost of sales. As permitted by the transition provisions of EITF 03-10, we have reclassified prior year's sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates that had been recorded in sales in the past are currently being recognized as a reduction of cost of sales. The implementation of EITF 03-10 has resulted in decreases in both sales and cost of sales of $15.3 million in the first quarter of fiscal 2004 and $14.7 million in the first quarter of fiscal 2003.

Inventory
---------
At February 28, 2004, approximately 6% of our inventories, relating to all merchandise sold in our Waldbaums and Farmer Jack banners, that were acquired during the past two decades, were valued at the lower of cost or market using the LIFO method. During the first quarter of fiscal 2004, we changed our method of valuing these inventories from the LIFO method to the FIFO method. We believe that the new method is preferable because the FIFO method produces an inventory value on our Consolidated Balance Sheets that better approximates current costs. In addition, under FIFO, the flow of costs is generally more consistent with our physical flow of goods. The adoption of the FIFO method will enhance comparability of our financial statements by conforming all of our inventories to the same accounting method. Our Company applied this change by retroactively restating our consolidated financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to retained earnings as of February 23, 2003 of approximately $17.5 million.

Overall Impact
--------------
The following tables reflect the impact of the adoption of FIN 46-R, including the impact of all elimination entries relating to the consolidation of the franchisees, EITF 03-10, and the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method on our Consolidated Statements of Operations and Consolidated Balance Sheets for the periods presented. Note that the adoption of EITF 03-10 only impacts our Consolidated Statements of Operations. Furthermore, the change in our method of valuing certain of our inventories impacts our Consolidated Balance Sheets and had a $0 impact on our Consolidated Statement of Operations for the 16 weeks ended June 14, 2003.




                                                       Consolidated
                                                        A&P for the                                         Consolidated
                                                      16 weeks ended      Impact of         Impact of       A&P for the
                                                       June 19, 2004     adoption of       adoption of     16 weeks ended
                                                     prior to changes     FIN 46-R         EITF 03-10       June 19, 2004
                                                     ----------------  ---------------  ----------------  -----------------



Sales                                                $   3,258,579     $      42,976    $     (15,332)    $   3,286,223
Cost of merchandise sold                                (2,376,163)            4,262           15,332        (2,356,569)
                                                     -------------     -------------    -------------     -------------
Gross margin                                               882,416            47,238                -           929,654
Store operating, general and administrative
   expense                                                (897,517)          (40,757)               -          (938,274)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                              (15,101)            6,481                -            (8,620)
Interest expense                                           (26,850)                -                -           (26,850)
Interest income                                              2,294            (1,453)               -               841
Minority interest in earnings of consolidated
   franchisees                                                   -            (1,376)               -            (1,376)
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                     (39,657)            3,652                -           (36,005)
Provision for income taxes                                  (4,414)           (1,044)               -            (5,458)
                                                     -------------     -------------    -------------     -------------
   (Loss) income from continuing operations                (44,071)            2,608                -           (41,463)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                 (1,383)                -                -            (1,383)
   Gain on disposal of discontinued operations,
     net of tax                                                  -                 -                -                 -
                                                     -------------     -------------    -------------     -------------
   Loss from discontinued operations                        (1,383)                -                -            (1,383)
                                                     --------------    -------------    -------------     -------------
Net (loss) income                                    $     (45,454)    $       2,608    $           -     $     (42,846)
                                                     =============     =============    =============     =============

Depreciation                                         $     (79,674)    $      (1,448)   $           -     $     (81,122)
                                                     -------------     -------------    -------------     -------------







                                                       Consolidated
                                                          A&P as                                            Consolidated
                                                        previously                                             A&P as
                                                     reported  for the    Impact of         Impact of     Restated for the
                                                      16 weeks ended     adoption of       adoption of     16 weeks ended
                                                       June 14, 2003      FIN 46-R         EITF 03-10       June 14, 2003
                                                     ----------------  ---------------  ----------------  -----------------



Sales                                                $   3,203,830     $      39,409    $     (14,716)    $   3,228,523
Cost of merchandise sold                                (2,324,661)            4,596           14,716        (2,305,349)
                                                     --------------    -------------    -------------     -------------
Gross margin                                               879,169            44,005                -           923,174
Store operating, general and administrative
   expense                                                (891,628)          (42,156)               -          (933,784)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                              (12,459)            1,849                -           (10,610)
Interest expense                                           (24,884)                -                -           (24,884)
Interest income                                              2,139            (1,359)               -               780
Minority interest in earnings of consolidated
   franchisees                                                   -              (274)               -              (274)
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                     (35,204)              216                -           (34,988)
Benefit from (provision for) income taxes                   14,862              (504)               -            14,358
                                                     -------------     -------------    -------------     -------------
   Loss from continuing operations                         (20,342)             (288)               -           (20,630)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                (11,459)                -                -           (11,459)
   Gain on disposal of discontinued operations,
     net of tax                                             52,081                 -                -            52,081
                                                     -------------     -------------    -------------     -------------
   Income from discontinued operations                      40,622                 -                -            40,622
                                                     -------------     -------------    -------------     -------------
Cumulative effect of change in accounting
   principle - FIN 46-R, net of tax                              -            (8,047)               -            (8,047)
                                                     -------------     -------------    -------------     -------------
Net income (loss)                                    $      20,280     $      (8,335)   $           -     $      11,945
                                                     =============     =============    =============     =============

Depreciation                                         $     (84,096)    $      (1,681)   $           -     $     (85,777)
                                                     --------------    -------------    -------------     -------------





                                                         Consolidated
                                                            A&P at                 Impact of             Consolidated
                                                         June 19, 2004            adoption of               A&P at
                                                      prior to adoption            FIN 46-R              June 19, 2004
                                                     --------------------    --------------------    -----------------



ASSETS
Current assets:
   Cash and cash equivalents                         $          254,505      $           24,429      $          278,934
   Accounts receivable                                          167,365                 (21,188)                146,177
   Inventories                                                  690,020                  22,969                 712,989
   Prepaid expenses and other current assets                     36,444                      23                  36,467
                                                     ------------------      ------------------      ------------------
   Total current assets                                       1,148,334                  26,233               1,174,567
                                                     ------------------      ------------------      ------------------
Non-current assets:
   Property:
     Property owned                                           1,362,633                  19,351               1,381,984
     Property leased under capital leases, net                   61,842                       -                  61,842
                                                     ------------------      ------------------      ------------------
   Property, net                                              1,424,475                  19,351               1,443,826
   Other assets                                                 146,637                 (36,363)                110,274
                                                     ------------------      ------------------      ------------------
Total assets                                         $        2,719,446      $            9,221      $        2,728,667
                                                     ==================      ==================      ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                 $            2,272      $                -      $            2,272
   Current portion of obligations under capital
     leases                                                      13,165                       -                  13,165
   Accounts payable                                             532,506                    (337)                532,169
   Book overdrafts                                               90,329                       -                  90,329
   Accrued salaries, wages and benefits                         164,716                   2,466                 167,182
   Accrued taxes                                                 71,554                   4,763                  76,317
   Other accruals                                               207,166                     967                 208,133
                                                     ------------------      ------------------      ------------------
   Total current liabilities                                  1,081,708                   7,859               1,089,567
                                                     ------------------      ------------------      ------------------
Non-current liabilities:
   Long-term debt                                               830,297                       -                 830,297
   Long-term obligations under capital leases                    71,030                       -                  71,030
   Other non-current liabilities                                384,956                   1,089                 386,045
   Minority interests                                                 -                   7,746                   7,746
                                                     ------------------      ------------------      ------------------
Total liabilities                                             2,367,991                  16,694               2,384,685
                                                     ------------------      ------------------      ------------------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                    -                       -                       -
   Common stock                                                  38,520                       -                  38,520
   Additional paid-in capital                                   459,585                       -                 459,585
   Accumulated other comprehensive income                       (32,844)                   (333)                (33,177)
   Accumulated deficit                                         (113,806)                 (7,140)               (120,946)
                                                     ------------------      ------------------      ------------------
Total stockholders' equity                                      351,455                  (7,473)                343,982
                                                     ------------------      ------------------      ------------------
Total liabilities and stockholders'equity            $        2,719,446      $            9,221      $        2,728,667
                                                     ==================      ==================      ==================






                                                 Consolidated
                                                    A&P as                                                    Consolidated
                                                  previously           Impact of          Impact of             A&P as
                                                  reported at         adoption of        change from          Restated at
                                               February 28, 2004       FIN 46-R          LIFO to FIFO      February 28, 2004
                                               -----------------  ------------------  ------------------  ------------------


ASSETS
Current assets:
   Cash and cash equivalents                     $   276,151         $    20,857        $         -         $   297,008
   Accounts receivable                               190,737             (18,902)                 -             171,835
   Inventories                                       654,344              22,491             17,285             694,120
   Prepaid expenses and other current assets          25,080                 145                  -              25,225
                                                 -----------         -----------        -----------         -----------
   Total current assets                            1,146,312              24,591             17,285           1,188,188
                                                 -----------         -----------        -----------         -----------
Non-current assets:
   Property:
     Property owned                                1,383,702              22,223                  -           1,405,925
     Property leased under capital leases, net        65,632                   -                  -              65,632
                                                 -----------         -----------        -----------         -----------
   Property, net                                   1,449,334              22,223                  -           1,471,557
   Other assets                                      154,904             (39,404)                 -             115,500
                                                 -----------         -----------        -----------         -----------
Total assets                                     $ 2,750,550         $     7,410        $    17,285         $ 2,775,245
                                                 ===========         ===========        ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt             $     2,271         $         -        $         -         $     2,271
   Current portion of obligations under capital
     leases                                           15,901                   -                  -              15,901
   Accounts payable                                  477,536               3,176                  -             480,712
   Book overdrafts                                    96,273                   -                  -              96,273
   Accrued salaries, wages and benefits              176,812                 330                  -             177,142
   Accrued taxes                                      69,217               5,481                  -              74,698
   Other accruals                                    235,910                 328                  -             236,238
                                                 -----------         -----------        -----------         -----------
   Total current liabilities                       1,073,920               9,315                  -           1,083,235
                                                 -----------         -----------        -----------         -----------
Non-current liabilities:
   Long-term debt                                    823,738                   -                  -             823,738
   Long-term obligations under capital leases         73,980                   -                  -              73,980
   Other non-current liabilities                     393,088               1,273                  -             394,361
   Minority interests                                      -               7,172                  -               7,172
                                                 -----------         -----------        -----------         -----------
Total liabilities                                  2,364,726              17,760                  -           2,382,486
                                                 -----------         -----------        -----------         -----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock                                         -                   -                  -                   -
   Common stock                                       38,519                   -                  -              38,519
   Additional paid-in capital                        459,579                   -                  -             459,579
   Accumulated other comprehensive income            (26,637)               (602)                 -             (27,239)
   Accumulated deficit                               (85,637)             (9,748)            17,285             (78,100)
                                                 -----------         -----------        -----------         -----------
Total stockholders' equity                           385,824             (10,350)            17,285             392,759
                                                 -----------         ------------       -----------         -----------
Total liabilities and stockholders'equity        $ 2,750,550         $     7,410        $    17,285         $ 2,775,245
                                                 ===========         ===========        ===========         ===========




4.   Income Taxes

The income tax provision recorded for the 16 weeks ended June 19, 2004 and June 14, 2003 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be created and offset against a net deferred tax asset if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, and in particular, the significant increase in U.S. operating losses during the second quarter of fiscal 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax asset. For the 16 weeks ended June 19, 2004, the valuation allowance was increased by $20.5 million. To the extent that our U.S. operations generate taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

Further, in accordance with SFAS 109, income from discontinued operations can be tax effected under certain circumstances. As a result, we taxed the income from discontinued operations for the first quarter ended June 14, 2003 at our effective tax rate. The tax provision for discontinued operations of $22.9 million for the first quarter ended June 14, 2003 was completely offset by a tax benefit from continuing operations.

For the first quarter of fiscal 2004, our effective income tax rate provision of 15.1% increased from the effective income tax rate benefit of (41.0%) in the first quarter of fiscal 2003 as follows:




                                           16 weeks ended
                       --------------------------------------------------------
                               June 19,2004                June 14, 2003
                       ---------------------------  ---------------------------
                        Tax     Effective Tax Rate    Tax    Effective Tax Rate
                       -----    ------------------  -------  ------------------

United States        $(1,380)          3.8%         $22,024        (62.9%)
Canada                (4,078)         11.3%          (7,666)        21.9%
                     --------        -------        --------       -------
                     $(5,458)         15.1%         $14,358        (41.0%)
                     ========        =======        ========       =======


The increase in our effective tax rate was primarily due to the absence of a tax benefit recognized from the loss on continuing operations. As discussed above, $22.9 million of benefit was recognized in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2004, where no benefit was recognized. The remaining provisions included in the U.S. of $1.4 million and $0.9 million for the first quarters of fiscal 2004 and 2003, respectively, represent state and local taxes. Partially offsetting the increase was the impact of the lower mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

We had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $0.3 million and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheet totaling $14.9 million at June 19, 2004, relating to our Canadian operations.


5.   Discontinued Operations

In February 2003, we announced the sale of a portion of our non-core assets, including nine of our stores in northern New England and seven stores in Madison, Wisconsin. In March 2003, we entered into an agreement to sell an additional eight stores in northern New England.

Also, during fiscal 2003, we adopted a formal plan to exit the Milwaukee, Wisconsin market, where 23 of our remaining 24 Kohl's stores were located, as well as our Eight O'Clock Coffee business, through the sale and/or disposal of these assets.

Upon the decision to sell these businesses, we applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these properties held for sale. SFAS 144 requires properties held for sale to be classified as a current asset and valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered, where available, the binding sale agreements related to these properties as an estimate of the assets' fair value. As a result of the adoption of SFAS 144, $22.1 million in net property was reclassified as held for sale as of February 22, 2003, and included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. Of this amount, $12.4 million related to northern New England locations and $9.7 million related to Kohl's locations. These assets were no longer depreciated after this date.

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. In determining whether a store or group of stores qualifies as discontinued operations treatment, we include only those stores for which (i.) the operations and cash flows will be eliminated from our ongoing operations as a result of the disposal and (ii.) we will not have any significant continuing involvement in the operations of the stores after the disposal. In making this determination, we consider the geographic location of the stores. If the operations and cash flows of stores to be disposed of are replaced by other operations and cash flows of stores in the same geographic district, we would not include the stores as discontinued operations.

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "Loss from operations of discontinued businesses, net of tax" for the 16 weeks ended June 19, 2004 and June 14, 2003 and the results of disposing these businesses which were included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2003.




                                                        16 Weeks Ended June 19, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              -               24                 -               24
                                    ---------------  ----------------  ---------------  ----------------
Income from operations                          -               24                 -               24
Disposal costs:
Severance and benefits                       (326)               -                 -             (326)
Non-accruable closing costs                   (42)            (222)             (590)            (854)
Interest accretion on present value
   of future occupancy costs                   (3)            (224)                -             (227)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal costs                         (371)            (446)             (590)          (1,407)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                       (371)            (422)             (590)          (1,383)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ===============  ================  ===============  ================




                                                        16 Weeks Ended June 14, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Income (loss) from operations of
     discontinued businesses
Sales                               $      32,726    $      84,735     $      25,172    $     142,633
Operating expenses                        (35,367)         (87,193)          (18,227)        (140,787)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) gain from operations                (2,641)          (2,458)            6,945            1,846
Disposal costs:
---------------
Property impairments                            -          (15,217)                -          (15,217)
Pension withdrawal liability                    -           (4,000)                -           (4,000)
Non-accruable closing costs                   565               10            (1,123)            (548)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal costs                          565          (19,207)           (1,123)         (19,765)
                                    ---------------  -------------     ---------------  ----------------
(Loss) gain from operations of
   discontinued businesses, before
   tax                                     (2,076)         (21,665)            5,822          (17,919)
Income tax benefit (provision)                748            7,810            (2,098)           6,460
                                    ---------------  -------------     ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, net
   of tax                           $      (1,328)   $     (13,855)    $       3,724    $     (11,459)
                                    ===============  ================  ===============  ================

Gain (loss) from disposal of
       discontinued businesses
Gain on sale of property            $      85,983    $       8,827     $           -    $      94,810
Gain on sale of inventory                   1,645                -                 -            1,645
Occupancy related costs                    (3,993)            (310)                -           (4,303)
Severance and benefits                     (2,670)            (812)                -           (3,482)
Non-accruable inventory costs                   -           (1,297)                -           (1,297)
Non-accruable closing costs                (3,170)          (2,763)                -           (5,933)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of
   discontinued businesses, before
   tax                                     77,795            3,645                 -           81,440
Tax provision                             (28,045)          (1,314)                -          (29,359)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $      49,750    $       2,331     $           -    $      52,081
                                    ===============  ================  ===============  ================



Northern New England
As previously stated, as part of our strategic plan we decided to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. As a result of these sales, we generated proceeds of $117.5 million, resulting in a gain of $77.8 million ($49.8 million after tax). This gain was included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2003. Included in these amounts were occupancy related costs for locations not sold of $4.0 million, severance and related costs of $2.7 million, non-accruable closing costs of $3.2 million and a gain of $1.6 million from inventory disposals. During the first quarter of fiscal 2004, we incurred additional costs to wind down our operations in this region subsequent to the sale of these stores of $0.4 million primarily related to additional severance costs which were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the reserve activity during fiscal 2003 and the first quarter of 2004 related to the exit of the northern New England market:



                                                          Severance
                                                             and
                                         Occupancy         Benefits             Total
                                        ------------    -------------      --------------

     Fiscal 2003 charge (1)             $      3,993    $       2,670      $        6,663
     Additions (1)                                 6                -                   6
     Utilization (2)                          (3,547)          (2,612)             (6,159)
                                        ------------    -------------      ---------------
     Balance at
        February 28, 2004               $        452    $          58      $          510
     Additions (1)                                 3              326                 329
     Utilization (2)                             (22)            (383)               (405)
                                        ------------    -------------      ---------------
     Balance at
        June 19, 2004                   $        433    $           1      $          434
                                        ============    =============      ==============


(1) The fiscal 2003 charge to occupancy consists of $4.0 million related to expected future occupancy costs such as rent, common area maintenance and real estate taxes. The additions to occupancy for both periods presented represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The fiscal 2003 charge to severance and benefits of $2.7 million related to severance to be paid to employees terminated as a result of our exit from the northern New England market. The first quarter of fiscal 2004 charge to severance and benefits of $0.3 million related to additional severance required to be paid to employees terminated in accordance with a union contract as a result of our exit from the northern New England market.
(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance and benefits utilization represents payments made to terminated employees during the period.

We paid $3.6 million of the total occupancy charges from the time of the original charge through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $3.0 million of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $0.4 million relates to expected future payments under long term leases and is expected to be paid out in full by 2007. The remaining severance liability relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2004.

At June 19, 2004 and February 28, 2004, $0.2 million and $0.3 million, respectively, of the northern New England exit reserves was included in "Other accruals" and $0.2 million and $0.2 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $0.4 million as of June 19, 2004 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.




Kohl's Market
Madison
-------
As previously stated, as part of our strategic plan we decided to exit the Kohl's-Madison market by selling 7 stores and closing 1 store in that region in order to focus on our core geographic markets. As a result of this sale, we generated proceeds of $20.1 million, resulting in a gain of $3.6 million ($2.3 million after tax). This gain was included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2003. Included in these amounts were occupancy related costs for locations not sold of $0.3 million, severance and related costs of $0.8 million, non-accruable closing costs of $2.8 million and a loss of $1.3 million from inventory disposals.

Milwaukee
---------
As previously stated, we adopted a formal plan to exit the Kohl's-Milwaukee market, where 23 of our remaining 24 Kohl's stores were located, by closing and/or selling these locations. Upon our initial decision to exit the Kohl's stores located in Milwaukee, Wisconsin, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property at the remaining Kohl's locations of $15.2 million. Further, we participate in various multi-employer union pension plans, which are administered jointly by management and union representatives and in which most full-time and certain part-time union employees who are not covered by our other pension plans participate. The decision to close our Kohl's stores and terminate our participation in these plans triggered our Company's liability for our unfunded vested benefits or other expenses under these jointly administered union/management plans. As a result, we recorded expense for these plans of approximately $4.0 million for the 16 weeks ended June 14, 2003. These amounts, as well as the tax benefit of $7.8 million are included in "Loss from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations for the 16 weeks ended June 14, 2003.

The following table summarizes the reserve activity during fiscal 2003 and the 16 weeks ended June 19, 2004 related to the exit of the Kohl's market:



                                                          Severance
                                                             and
                                         Occupancy         Benefits             Total
                                        ------------    -------------      --------------


     Fiscal 2003 charge (1)             $     25,487    $      13,062      $       38,549
     Additions (2)                               352                -                 352
     Utilization (3)                          (5,342)          (8,228)            (13,570)
     Adjustments (4)                          (1,458)               -              (1,458)
                                        ------------    -------------      --------------
     Balance at
        February 28, 2004               $     19,039    $       4,834      $       23,873
     Additions (2)                               224                -                 224
     Utilization (3)                          (1,396)            (969)             (2,365)
                                        ------------    -------------      --------------
     Balance at
        June 19, 2004                   $     17,867    $       3,865      $       21,732
                                        ============    =============      ==============


(1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes, which was recorded subsequent to the first quarter of fiscal 2003. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million, of which $4.0 million was recorded in the first quarter of fiscal 2003.


(2) The fiscal 2003 and the first quarter of fiscal 2004 additions to occupancy of $0.3 million and $0.2 million, respectively, relate to interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million.



We paid $6.7 million of the total occupancy charges from the time of the original charge through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $9.2 million of the total severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 2000 employees. The remaining occupancy liability of $17.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020. The remaining severance liability of $3.9 million relates to future obligations for early withdrawal from multi-employer union pension plans, and individual severance payments, which will be paid by mid-2006.

At June 19, 2004 and February 28, 2004, $8.1 million and $4.8 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $13.6 million and $19.1 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $21.7 million as of June 19, 2004 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Eight O'Clock Coffee
During the 16 weeks ended June 14, 2003, we were in the process of selling our Eight O'Clock Coffee business. As a result of this decision, we included certain professional services costs amounting to $1.1 million, the operating profits of this business of $6.9 million and the tax provision of $2.1 million in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2003.

Additional costs incurred to wind down our operations in this business subsequent to the sale of $0.6 million were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for 16 weeks ended June 19, 2004.

6.  Asset Disposition Initiative

Overview
--------
In fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 19, 2004 and June 14, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".




                                  16 Weeks Ended June 19, 2004                          16 Weeks Ended June 14, 2003
                         ----------------------------------------------    ----------------------------------------------------
                          Project      2001         Farmer                   Project        2001            Farmer
                           Great       Asset         Jack                     Great         Asset            Jack
                          Renewal   Disposition  Restructuring    Total      Renewal      Disposition    Restructuring    Total
                         ---------  -----------  -------------  ---------  -----------  -------------    -------------   -------


Balance Sheet accruals
PV interest              $    630   $       781  $       222    $ 1,633    $     828    $        986     $           -    $ 1,814
                         --------   -----------  -----------    ---------  -----------  -------------    -------------  ---------
Total accrued to
  balance sheets              630           781          222      1,633          828             986                 -      1,814
                         --------   -----------  -----------    ---------  -----------  -------------    -------------  ---------

Non-accruable items
  recorded on Statements
  of Operations

Property writeoffs              -             -           90         90            -               -                -          -
Inventory markdowns             -             -          291        291            -               -                -          -
Closing costs                   -             -          680        680            -               -                -          -
                          --------   -----------  -----------  ---------  -----------   ------------     ------------  ---------
Total non-accruable items       -             -        1,061      1,061            -               -                -          -
                          --------   -----------  -----------  ---------  -----------   ------------     ------------  ---------

  Less PV interest           (630)         (781)        (222)    (1,633)        (828)           (986)               -     (1,814)
                          --------   -----------  -----------  ---------  -----------   ------------     ------------  ---------
Total amount recorded
  on Statements of
  Operations and
  Statements of Cash
  Flows excluding
  PV interest                   -             -        1,061      1,061            -               -               -           -
                         =========   =========== ===========  =========  ===========     ===========     ===========  ==========





Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of June 19, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------

     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)             622          8        630          -          -          -        622          8        630
     Utilization (2)       (1,777)       (40)    (1,817)       (62)         -        (62)    (1,839)       (40)    (1,879)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 19, 2004     $ 30,317   $    420   $ 30,737   $  2,095   $      -   $  2,095  $  32,412  $     420  $  32,832
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $0.6 million during the 16 weeks ended June 19, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $1.8 million during the 16 weeks ended June 19, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 16 weeks ended June 19, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.



We paid $94.5 million of the total occupancy charges from the time of the original charges through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.5 million of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $30.7 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $2.1 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first quarters of fiscal 2003 or 2004. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At both June 19, 2004 and February 28, 2004, approximately $6.2 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 19, 2004 of $32.8 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of June 19, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------



     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)             781          -        781          -          -          -        781          -        781
     Utilization (2)       (1,680)        (7)    (1,687)       (36)       (57)       (93)    (1,716)       (64)    (1,780)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 19, 2004     $ 38,685   $    368   $ 39,053   $  2,275   $      1   $  2,276  $  40,960  $     369  $  41,329
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1)      The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $0.8 million during the 16 weeks ended June 19, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.

(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $1.7 million during the 16 weeks ended June 19, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 16 weeks ended
         June 19, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge.

We paid $34.8 million ($32.1 million in the U.S. and $2.7 million in Canada) of the total occupancy charges from the time of the original charges through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $25.9 million ($16.9 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $39.1 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.3 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At June 19, 2004 and February 28, 2004 approximately $11.8 million and $11.6 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2004 and 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:

                                      June 19, 2004     June 14, 2003
                                      -------------     -------------

            Sales                       $       -         $     316
                                      =============     =============

            Operating loss              $       -         $     (72)
                                      =============     =============

Based upon current available information, we evaluated the reserve balances as of June 19, 2004 of $41.3 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal
2003), we recorded costs in the first quarter of fiscal 2004 of $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense") as follows:


                                    16 Weeks Ended          53 Weeks Ended
                                     June 19, 2004         February 28, 2004
                                    ----------------      ------------------
   Occupancy related                $            -         $        20,999
   Severance and benefits                        -                   8,930
   Property writeoffs                            90                  4,129
   Nonaccruable closing costs                   680                  1,449
   Inventory markdowns                          291                  2,244
                                    ---------------        ---------------
     Total charges                  $         1,061        $        37,751
                                    ===============        ===============

As of June 19, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                  Severance
                                                      and
                                   Occupancy        Benefits           Total
                                 ------------    -------------      ----------

     Original charge (1)         $     20,999    $       8,930      $   29,929
     Addition (1)                          56                -              56
     Utilization (2)                   (1,093)          (4,111)         (5,204)
                                 ------------    -------------      ----------
     Balance at
        February 28, 2004        $     19,962    $       4,819      $   24,781
     Addition (1)                         222                -             222
     Utilization (2)                   (2,356)          (4,157)         (6,513)
                                 ------------    -------------      ----------
     Balance at
        June 19, 2004            $     17,828    $         662      $   18,490
                                 ============    =============      ==========


(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 16 weeks ended June 19, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million and $2.4 million during fiscal 2003 and the 16 weeks ended June 19, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.2 million during fiscal 2003 and the 16 weeks ended June 19, 2004, respectively, represent payments made to terminated employees during the period.

We paid $3.4 million of the total occupancy charges from the time of the original charge through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.3 million of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $17.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $0.7 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2004 and 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:

                                             16 Weeks Ended
                                   -----------------------------------
                                       June 19,            June 14,
                                         2004                2003
                                   ----------------    ---------------

     Sales                         $         2,433     $       16,966
                                   ================    ==============
     Operating loss                $           (43)    $       (2,479)
                                   ================    ==============

At June 19, 2004 and February 28, 2004, approximately $2.9 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $18.5 million as of June 19, 2004 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

7.  Retirement Plans and Benefits

Defined Benefit Plans
We provide retirement benefits to certain non-union and union employees under various defined benefit plans. Our defined benefit pension plans are non-contributory and benefits under these plans are generally determined based upon years of service and, for salaried employees, compensation. We fund these plans in amounts consistent with the statutory funding requirements. The components of net pension cost were as follows:



                                                                             For the 16 Weeks Ended
                                                              -----------------------------------------------------
                                                                   June 19, 2004                  June 14, 2003
                                                              ---------------------           ---------------------
                                                                  U.S.       Canada            U.S.        Canada
                                                              ---------    ---------          -------    ----------



Service cost                                                  $   1,115    $   2,573         $    989     $   2,099
Interest cost                                                     2,617        3,848            2,759         3,557
Expected return on plan assets                                   (3,043)      (4,979)          (6,490)       (4,569)
Amortization of unrecognized net transition asset                    (4)           -               (4)         (133)
Amortization of unrecognized net prior service cost                  29          143               44           101
Amortization of unrecognized net (gain) loss                        (40)         565            3,347           176
Administrative expenses and other                                     -           81                -            76
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $     674    $   2,231         $    645     $   1,307
                                                              =========    =========         ========     =========




Contributions
We previously disclosed in our consolidated financial statements for the year ended February 28, 2004, that we expected to contribute $2.0 million in cash to our defined benefit plans in fiscal 2004. As of June 19, 2004, these contributions have not been made; however, we continue to expect to contribute this amount during fiscal 2004.

Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. The components of net postretirement benefits (income) cost are as follows:



                                                                             For the 16 Weeks Ended
                                                              -----------------------------------------------------
                                                                   June 19, 2004                  June 14, 2003
                                                              ----------------------         ----------------------
                                                                  U.S.       Canada             U.S.        Canada
                                                              ---------    ---------         ---------    ---------



Service cost                                                  $      88    $      72         $     72     $     114
Interest cost                                                       391          197              397           311
Prior service cost                                                 (414)        (156)            (111)          (11)
Amortization of gain                                                (84)         105             (406)           91
                                                              ---------    ---------         ---------    ---------
     Net postretirement benefits (income) cost                $     (19)   $     218         $    (48)    $     505
                                                              ==========   =========         =========    =========


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

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net (loss) income and net
(loss) income per share would have been reduced to the pro forma amounts indicated below:



                                                                                        16 Weeks Ended
                                                                              ----------------------------------
                                                                                                   June 14, 2003
                                                                               June 19, 2004        As Restated
                                                                              ---------------   ----------------

       Net (loss) income, as reported:                                        $      (42,846)   $      11,945
                Deduct:  Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects                                (1,287)          (2,121)
                                                                              --------------     -------------
       Pro forma net (loss) income                                            $      (44,133)    $      9,824
                                                                              ==============     =============

       Net (loss) income per share - basic:
           As reported                                                          $  (1.11)          $    0.31
           Pro forma                                                            $  (1.15)          $    0.26


       Net income (loss) per share - diluted:
           As reported                                                          $  (1.11)          $    0.31
           Pro forma                                                            $  (1.15)          $    0.25


The pro forma effect on net income and net income per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 19,            June 14,
                                                                                   2004                2003
                                                                             ----------------    ---------------


         Expected life                                                             7 years               7 years

         Volatility                                                                  53%                   48%

         Dividend yield range                                                        0%                    0%

         Risk-free interest rate range                                           3.20%-3.38%           2.89%-3.37%


9.   Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chairman of the Board, President and Chief Executive Officer.

We currently operate in two reportable segments: United States and Canada. The segments are comprised of retail supermarkets in the United States and Canada. The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2003 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:


                                                                                                 16 Weeks Ended
                                                                                    ---------------------------------------
                                                                                                             June 14, 2003
                                                                                                             (As Restated
                                                                                       June 19, 2004          See Note 3)
                                                                                    -----------------     -----------------

Sales
     United States                                                                  $       2,235,574     $       2,247,673
     Canada                                                                                 1,050,649               980,850
                                                                                    -----------------     -----------------
         Total Company                                                              $       3,286,223     $       3,228,523
                                                                                    =================     =================

Depreciation and amortization
     United States                                                                  $          62,512     $          69,401
     Canada                                                                                    18,610                16,376
                                                                                    -----------------     -----------------
         Total Segments                                                                        81,122                85,777
              Discontinued operations                                                               -                 1,551
                                                                                    -----------------     -----------------
                  Total Company                                                     $          81,122     $          87,328
                                                                                    =================     =================

(Loss) income from operations
     United States                                                                  $         (22,695)    $         (32,357)
     Canada                                                                                    14,075                21,747
                                                                                    -----------------     -----------------
         Total Company                                                              $          (8,620)    $         (10,610)
                                                                                    ==================    ==================

 (Loss) income from continuing operations before income taxes
     United States                                                                  $         (46,895)    $         (54,521)
     Canada                                                                                    10,890                19,533
                                                                                    -----------------     -----------------
         Total Company                                                              $         (36,005)    $         (34,988)
                                                                                    ==================    ==================

Capital expenditures
     United States                                                                  $          40,199     $          39,065
     Canada                                                                                    15,292                17,884
                                                                                    -----------------     -----------------
         Total Company                                                              $          55,491     $          56,949
                                                                                    =================     =================

                                                                                                           February 28, 2004
                                                                                                             (As Restated
                                                                                       June 19, 2004          See Note 3)
                                                                                    -----------------     -----------------
Total assets
     United States                                                                  $       1,970,908     $       2,002,594
     Canada                                                                                   757,759               772,651
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,728,667     $       2,775,245
                                                                                    =================     =================



10.  Commitments and Contingencies

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. A majority of the class members have opted out of the proceeding. A&P Canada's appeal of the class certification order was dismissed and the Company is seeking leave to file a further appeal. This suit is scheduled for trial in October 2004 and the range of potential loss cannot be determined at this time.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. In an Opinion & Order entered September 18, 2003, the District Court dismissed plaintiffs' Complaint without prejudice. After declining to file a Second Amended Complaint, plaintiffs appealed the District Court's dismissal of their Complaint to the United States Court of Appeals for the Third Circuit. After briefing and oral argument, the Third Circuit, in an Opinion dated July 9, 2004, affirmed the District Court's dismissal of the Complaint.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2004.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2004 that Management wishes to share with the reader to assist in understanding the business.
o Results of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
     - Results for the 16 weeks ended June 19, 2004 compared to the 16 weeks ended June 14, 2003;
     - Our Company's Asset Disposition Initiative; and
     - Current and expected future liquidity.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 19, 2004 and June 14, 2003 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting FIN 46-R, EITF 03-10, and the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method during the first quarter of fiscal 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations.


OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states, the District of Columbia, and Ontario, Canada.

Our Company's business consists of retail grocery operations, which include 628 directly managed stores and 66 franchised stores as of June 19, 2004. Operations are managed by two strategic business units ("SBUs") within the Company, A&P U.S. and A&P Canada, which are supported by central corporate functions. The chief executives of both SBUs, and the executives leading corporate functions, report directly to the Chairman of the Board, President & Chief Executive Officer of our Company.

o A&P U.S., based in Paterson, New Jersey, oversees all operations in the United States. Our conventional operations include the A&P, Waldbaum's and Food Emporium banners, which serve Metro New York; Super Fresh, which serves Philadelphia and Baltimore; Farmer Jack, which serves the greater Detroit area; and Sav-A-Center, which serves the New Orleans area. We also operate the Food Basics discount banner in several of our areas. The stores are supported by eight regional distribution centers located in the various markets in which we operate.

o A&P Canada, based in Toronto, Ontario, oversees operations across Ontario, with stores operating under the A&P, Dominion, Food Basics, Ultra Food & Drug and The Barn Market banners. A&P Canada also serves as a franchisor to certain Food Basics stores in Ontario. The stores are supported by four distribution centers.

Our first quarter performance was consistent with our recent trend, with total comparable store sales running slightly positive, and operating income relatively stable on a year-over-year basis.

Our first quarter objective was the continuation of progress behind the existing strategic direction; namely to continue improving our Company's financial condition; rebuilding our U.S. business, and strengthening our profitable Canadian operations.

In the U.S., the revitalization of our mainstream supermarket operations continued, as the result of improved operating fundamentals, strong cost management, disciplined promotional spending, and the initial introduction of new programs to enhance our fresh food offering. Positive results were achieved in all of our regional banner operations, in terms of comparable store sales relative to major competitors, and improving bottom line trends.

A significant development was our Company's opportunistic acquisition of four quality store locations in Louisiana from Albertsons, which has decided to exit the market. We reopened three Sav-A-Centers in early July; the fourth is scheduled to open in August. This store base enhancement was driven by Sav-A-Center's improved operations and results, and by our Company's renewed ability to invest when such opportunities arise.

The first quarter was also significant for our developing discount business in the U.S. The extensive refinement of our Food Basics banner in fiscal 2003 resulted in the acceleration of sales in our 11 Northeastern locations; and in the first quarter of this year, the expansion of Food Basics to the Midwest with 11 units in Michigan and three in Toledo, Ohio. We continue to fine-tune our Food Basics merchandising and operations, and hope to identify suitable locations throughout our operating territory.

A&P Canada posted another solid and profitable performance in the first quarter, achieving renewed sales growth in our mainstream supermarkets in and around Toronto. Those operations reflect the ongoing development of our fresh food marketing approach, and new and remodeled Dominion stores in the Toronto marketplace reflect those enhancements.

On the discount side, our well-established Canadian Food Basics operations has been challenged by increased discount competition in many areas of Ontario, a development spurred last year by the economic impact of the SARS and Mad Cow Disease incidents in Canada. Our Canadian leadership is further sharpening the no-frills, low-price impact of our Food Basic operations to meet those challenges, and to continue to complement our mainstream fresh stores.

On the financial side, we continue to believe we can manage our debt level and that we have sufficient cash availability. During the quarter, we completed a sale-leaseback of Company property that resulted in proceeds of $7 million to the Company, and expect to complete additional sale-leaseback transactions later in the fiscal year.

Although we have budgeted increased capital expenditures for fiscal 2004, we continue to manage spending closely, in alignment with ongoing results and other environmental factors. We maintained our commitment to cost reduction and control throughout our administration and operations, continuing to make progress in administrative expenses, labor productivity, occupancy, advertising and supplies. We continually seek opportunities to remove unnecessary expense in those and other areas, without detriment to the quality of our store operations and customer service.


OUTLOOK
-------
We believe the necessary internal elements are in place to maintain our pattern of improvement in the second quarter. However, we remain conservative in our expectations in light of the continued competitive nature of our markets, as well as uncertainty about the impact of economic and market factors on our eventual results.

Although recently improving employment and job creation statistics are good long term signs for the economy and business, we do not anticipate increased food-at-home spending to immediately materialize as a result.

In addition, the recent and persistent price inflation within such important food product categories as dairy and fresh meat and poultry may pose challenges for our industry. In a competitive environment in which the ability to include cost increases in retail pricing is not always assured, sales and in particular gross margin performance could be affected should such conditions continue.

Despite such variables, our Company key focal points and objectives for the fiscal 2004 second quarter remain intact, as follows:

         o In the U.S., continue to strengthen our conventional banner operations behind improved marketing, merchandising and store operations; and maximize the impact and results of our expanded Food Basics operations;
         o In Canada, enhance our strong operating and market position, and further develop our distinct retail banners; and
         o Centrally, continue to maintain liquidity with focus on cash flow generation, efficient support operations and expense control.

While we believe that we have opportunities for profit improvement, various uncertainties and other factors could cause us to fail to achieve these goals. These include, among others, the following:

         o Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, supercenters, mass merchandiser clubs, warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins.

        o Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not change significantly for the balance of fiscal 2004 and will not worsen in fiscal 2005 and 2006. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, customer shopping habits and the consolidation of the food industry on A&P's business.

        o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development and remodel costs vary from those budgeted, or if changes in financial markets negatively affect our cost of capital or our ability to access capital.

        o Our ability to achieve our profit goals will be affected by (i) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii) our ability to achieve productivity improvements and shrink reduction in our stores, (iii) our success in generating efficiencies in our distribution centers and our administrative offices, and (iv) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors

       o The vast majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In fiscal 2004, we have several contracts expiring and under negotiation. In each of these negotiations rising health care and pension costs will be an important issue, as will
              the nature and structure of work rules.   We are hopeful, but
              cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

       o The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans as well as the extent to which trustees of the plans reduce the costs of future service benefits.

       o We have estimated our exposure to claims, administrative proceedings and litigation arising in the normal course of business and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.

Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward-looking statements made by us or our representatives.


RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------

Our consolidated financial information presents the income related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focus on continuing operations.

16 WEEKS ENDED JUNE 19, 2004 COMPARED TO THE 16 WEEKS ENDED JUNE 14, 2003
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2004 were $3.3 billion, compared with $3.2 billion in the first quarter of fiscal 2003; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.0%. Net loss per share - basic for the first quarter of fiscal 2004 was $1.11 compared to net income per share - basic & diluted of $0.31 for the first quarter of fiscal 2003.



                                                16 Weeks             16 Weeks
                                                  Ended                Ended               Favorable /
                                              June 19, 2004        June 14, 2003         (Unfavorable)            % Change
                                           -------------------  -------------------     ----------------       ------------------


Sales                                       $     3,286.2       $     3,228.5           $       57.7                 1.8%
Increase (decrease) in comparable
     store sales for Company- operated
     stores                                         1.0%               (0.1%)                   NA                     NA
Loss from continuing operations                   (41.5)              (20.6)                 (20.9)                (101.5%)
(Loss) income from discontinued
     operations                                    (1.4)               40.6                  (42.0)                (103.4%)
Cumulative effect of a change in
     accounting principle - FIN 46-R                -                  (8.0)                   8.0                     100%
Net (loss) income                                 (42.8)               11.9                  (54.7)                     NM
Net (loss) income per share                       (1.11)                0.31                 (1.42)                     NM

NM = not meaningful



Included in our results for the first quarter ended June 19, 2004 was a $1.1 million charge ($0.03 per share) relating to our Farmer Jack restructuring program as described in Note 6 of our Consolidated Financial Statements.


SALES
-----
       Sales for the first quarter of fiscal 2004 of $3,286.2 million increased $57.7 million or 1.8% from sales of $3,228.5 million for first quarter of fiscal 2003. The higher sales were due to an increase in Canadian sales of $69.7 million partially offset by a decrease in U.S. sales of $12.0 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the first quarter of fiscal 2004 and the first quarter of fiscal 2003:


                                        16 Weeks Ended         16 Weeks Ended
                                         June 19, 2004          June 14, 2003        (Decrease)Increase            % Change
                                      -----------------     -------------------    ----------------------  --------------------

United States                         $     2,235.6         $      2,247.6         $          (12.0)                  (0.5%)
Canada                                      1,050.6                  980.9                     69.7                    7.1
                                      -----------------     -----------------      --------------------    -------------------
Total                                 $     3,286.2         $      3,228.5         $           57.7                    1.8%
                                      =================     =================      ====================    ===================



The following details the dollar impact of several items affecting the increase in sales by operating segment from the first quarter of fiscal 2003 to the first quarter of fiscal 2004:



                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales           Total
                                        -------------  --------------  -------------  -------------  ----------------

United States                           $      28.3    $     (52.9)    $       -      $      12.6    $     (12.0)
Canada                                        101.2          (81.8)           58.0           (7.7)          69.7
                                        -------------  --------------  -------------  -------------  ----------------
       Total                            $     129.5    $    (134.7)    $      58.0    $       4.9    $      57.7
                                        =============  ==============  =============  =============  ================


       The decrease in U.S. sales was primarily attributable to the closing of 27 stores since the beginning of fiscal 2003, of which 4 were closed in the first quarter of fiscal 2004, decreasing sales by $52.9 million. This decrease was partially offset by the opening of 19 new stores since the beginning of fiscal 2003, of which 9 were opened in the first quarter of fiscal 2004, increasing sales by $28.3 million, and the increase in comparable store sales for the first quarter of fiscal 2004 of $12.6 million or 0.5% as compared with the first quarter of fiscal 2003. Included in the 27 stores closed since the beginning of fiscal 2003 were 16 stores closed as part of the asset disposition initiative as discussed in Note 6 of our Consolidated Financial Statements.

       The increase in Canadian sales was primarily attributable to the opening of 14 stores since the beginning of fiscal 2003, of which 2 were opened in the first quarter of fiscal 2004, increasing sales by $101.2 million, and the favorable effect of the Canadian exchange rate, which increased sales by $58.0 million. These increases were partially offset by the closure of 20 stores since the beginning of 2003, of which 9 were closed in the first quarter of 2004, decreasing sales by $81.8 million, and the decrease in comparable store sales for the first quarter of fiscal 2004 of $7.7 million, comprised of 2.7% in Company-operated stores and -6.4% in franchised stores, as compared to the first quarter of fiscal 2003.

Average weekly sales per supermarket for the U.S. were approximately $322,700 for the first quarter of fiscal 2004 versus $317,400 for the corresponding period of the prior year, an increase of 1.7% primarily due to higher comparable store sales. Average weekly sales per supermarket for Canada were approximately $208,400 for the first quarter of fiscal 2004 versus $190,400 for the corresponding period of the prior year, an increase of 9.5%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.

GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Gross margin as a percentage of sales decreased 30 basis points to 28.29% for the first quarter of fiscal 2004 from 28.59% for the first quarter of fiscal 2003. This 30 basis point decrease was caused by the increase in Canadian sales as a percentage of our total (approximately 10 basis points) and from the increase in U.S. Food Basics as a percentage of sales (approximately 20 basis points). We believe the impact on margin for changes in costs and special reductions was not significant.

                                          16 Weeks Ended                                    16 Weeks Ended
                                           June 19, 2004                                     June 14, 2003
                           --------------------------------------------      --------------------------------------------

                                 Gross Margin          Rate to Sales%             Gross Margin            Rate to Sales%
                           -----------------------    -----------------      --------------------      ------------------

United States                  $      672.5                  30.08%               $      685.8                  30.51%
Canada                                257.2                  24.48                       237.4                  24.20
                               --------------          ---------------       --------------------      -----------------
    Total                      $      929.7                  28.29%                     $923.2                  28.59%
                               ==============          ===============       ====================      =================



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2003 to the first quarter of fiscal 2004:



                                Sales Volume         Gross Margin Rate            Exchange Rate              Total
                             ------------------      -----------------          -----------------       ---------------


United States                  $       (3.7)           $        (9.6)             $          -            $    (13.3)
Canada                                  3.2                      2.6                      14.0                  19.8
                               ----------------        ----------------           --------------          -------------
Total                          $       (0.5)           $        (7.0)             $       14.0            $      6.5
                               ================        ================           ==============          =============



       Included in the U.S. gross margin for the first quarter of 2004 were costs related to our asset disposition initiative of $0.3 million, which had been incurred to mark down inventory in stores announced for closure. There were no such costs in the first quarter of fiscal 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense ("SG&A"), by operating segment, in dollars and as a percentage of sales for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003. SG&A expense was $938.3 million or 28.55% for the first quarter of fiscal 2004 as compared to $933.8 or 28.92% for the first quarter of fiscal 2003.



                                          16 Weeks Ended                                    16 Weeks Ended
                                           June 19, 2004                                     June 14, 2003
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------

United States                  $      695.2                  31.10%               $      718.2                  31.95%
Canada                                243.1                  23.14                       215.6                  21.98
                               --------------          ---------------            --------------          -------------
       Total                   $      938.3                  28.55%               $      933.8                  28.92%
                               ==============          ===============            ==============          =============


The improvement in SG&A as a percentage of sales is partially driven by the increase in Canadian sales as a percentage of our total as Canada has a lower SG&A rate.

The U.S. had overall favorability of 85 basis points. While part of the improvement in the U.S. is due to the increase in Food Basics as a percentage of U.S. sales, most of the favorability is due to very tight cost controls. Categories in which the U.S. experienced cost improvements include advertising ($4.0 million), utilities ($3.7 million), labor ($4.8 million), corporate administrative expenses ($3.3 million) due to increased information technology charges to Canada, and severance ($1.7 million).

The increase in SG&A in Canada of $27.5 million is primarily due to an increase in labor of $8.6 million due mainly to increased sales, an increase in occupancy of $5.0 million as a result of the opening of new stores, increased group overhead of $5.0 million mainly due to information technology costs previously charged to the U.S. now charged to Canada and an increase in store conversion costs of $3.7 million.

Included in SG&A for the first quarter of fiscal 2004 was a $0.8 million charge relating to our Farmer Jack restructuring program in the United States as described in Note 6 of our Consolidated Financial Statements. There were no such costs in the first quarter of fiscal 2003.


INTEREST EXPENSE
----------------
       Interest expense of $26.9 million for the first quarter of fiscal 2004 increased from the prior year amount of $24.9 million due primarily to higher interest expense resulting from our on balance sheet financing obligations (sale leaseback of Company-owned properties) entered into in the fourth quarter of fiscal 2003 of approximately $5.2 million. This impact was partially offset by lower interest from lower borrowings of approximately $2.4 million.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the first quarter of fiscal 2004 was $5.4 million (a $1.4 million provision for our U.S. operations and a $4.0 million provision for our Canadian operations) compared to $14.4 million benefit from income taxes from continuing operations for the first quarter of fiscal 2003 (a $22.0 million benefit from our U.S. operations and a $7.6 million provision for our Canadian operations). Our U.S. tax benefit from continuing operations for the first quarter of fiscal 2003 was offset by a tax provision provided on discontinued operations of $22.9 million in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the first quarter of fiscal 2004, our effective income tax rate provision of 15.1% increased from the effective income tax rate benefit of (41.0%) in the first quarter of fiscal 2003 as follows:


                                           16 weeks ended
                       --------------------------------------------------------
                               June 19,2004                June 14, 2003
                       ---------------------------  ---------------------------
                        Tax     Effective Tax Rate    Tax    Effective Tax Rate
                       -----    ------------------  -------  ------------------

United States        $(1,380)          3.8%         $22,024        (62.9%)
Canada                (4,078)         11.3%          (7,666)        21.9%
                     --------        -------        --------       -------
                     $(5,458)         15.1%         $14,358        (41.0%)
                     ========        =======        ========       =======


The increase in our effective tax rate was primarily due to the absence of a tax benefit recognized from the loss on continuing operations. As discussed above, $22.9 million of benefit was recognized in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2004, where no benefit was recognized. The remaining provisions included in the U.S. of $1.4 million and $0.9 million for the first quarters of fiscal 2004 and 2003, respectively, represent state and local taxes. Partially offsetting the increase was the impact of the lower mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2004 was $1.4 million as compared to a loss from operations of discontinued businesses, net of tax, of $11.5 million for the first quarter of fiscal 2003 and is detailed by business as follows:



                                                        16 Weeks Ended June 19, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              -               24                 -               24
                                    ---------------  ----------------  ---------------  ----------------
Income from operations                          -               24                 -               24
Disposal costs:
Severance and benefits                       (326)               -                 -             (326)
Non-accruable closing costs                   (42)            (222)             (590)            (854)
Interest accretion on present value
   of future occupancy costs                   (3)            (224)                -             (227)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal costs                         (371)            (446)             (590)          (1,407)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                       (371)            (422)             (590)          (1,383)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ===============  ================  ===============  ================



                                                        16 Weeks Ended June 14, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Income (loss) from operations of
     discontinued businesses
Sales                               $      32,726    $      84,735     $      25,172    $     142,633
Operating expenses                        (35,367)         (87,193)          (18,227)        (140,787)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) gain from operations                (2,641)          (2,458)            6,945            1,846
Disposal costs:
---------------
Property impairments                            -          (15,217)                -          (15,217)
Pension withdrawal liability                    -           (4,000)                -           (4,000)
Non-accruable closing costs                   565               10            (1,123)            (548)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal costs                          565          (19,207)           (1,123)         (19,765)
                                    ---------------  -------------     ---------------  ----------------
(Loss) gain from operations of
   discontinued businesses, before
   tax                                     (2,076)         (21,665)            5,822          (17,919)
Income tax benefit (provision)                748            7,810            (2,098)           6,460
                                    ---------------  -------------     ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, net
   of tax                           $      (1,328)   $     (13,855)    $       3,724    $     (11,459)
                                    ===============  ================  ===============  ================



The gain on disposal of discontinued operations, net of tax, was nil for the first quarter of fiscal 2004 as compared to $52.1 million for the first quarter of fiscal 2003 and is detailed by business as follows:




                                                        16 Weeks Ended June 14, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Gain (loss) from disposal of
       discontinued businesses
Gain on sale of property            $      85,983    $       8,827     $           -    $      94,810
Gain on sale of inventory                   1,645                -                 -            1,645
Occupancy related costs                    (3,993)            (310)                -           (4,303)
Severance and benefits                     (2,670)            (812)                -           (3,482)
Non-accruable inventory costs                   -           (1,297)                -           (1,297)
Non-accruable closing costs                (3,170)          (2,763)                -           (5,933)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of
   discontinued businesses, before
   tax                                     77,795            3,645                 -           81,440
Tax provision                             (28,045)          (1,314)                -          (29,359)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $      49,750    $       2,331     $           -    $      52,081
                                    ===============  ================  ===============  ================




ASSET DISPOSITION INITIATIVE
----------------------------

Overview
--------
In fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 19, 2004 and June 14, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                  16 Weeks Ended June 19, 2004                          16 Weeks Ended June 14, 2003
                         ----------------------------------------------    ----------------------------------------------------
                          Project      2001         Farmer                   Project        2001            Farmer
                           Great       Asset         Jack                     Great         Asset            Jack
                          Renewal   Disposition  Restructuring    Total      Renewal      Disposition    Restructuring    Total
                         ---------  -----------  -------------  ---------  -----------  -------------    -------------   -------


Balance Sheet accruals
PV interest              $    630   $       781  $       222    $ 1,633    $     828    $        986     $           -    $ 1,814
                         --------   -----------  -----------    ---------  -----------  -------------    -------------  ---------
Total accrued to
  balance sheets              630           781          222      1,633          828             986                 -      1,814
                         --------   -----------  -----------    ---------  -----------  -------------    -------------  ---------

Non-accruable items
  recorded on Statements
  of Operations

Property writeoffs              -             -           90         90            -               -                -          -
Inventory markdowns             -             -          291        291            -               -                -          -
Closing costs                   -             -          680        680            -               -                -          -
                          --------   -----------  -----------  ---------  -----------   ------------     ------------  ---------
Total non-accruable items       -             -        1,061      1,061            -               -                -          -
                          --------   -----------  ----------   ---------  -----------   ------------     ------------  ---------

  Less PV interest           (630)         (781)        (222)    (1,633)        (828)           (986)               -     (1,814)
                          --------   -----------  ----------   ---------  -----------   ------------     ------------  ---------
Total amount recorded
  on Statements of
  Operations and
  Statements of Cash
  Flows excluding
  PV interest                   -             -        1,061      1,061            -               -               -           -
                         =========   =========== ===========  =========  ===========     ===========     ===========  ==========



Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of June 19, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------

     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)             622          8        630          -          -          -        622          8        630
     Utilization (2)       (1,777)       (40)    (1,817)       (62)         -        (62)    (1,839)       (40)    (1,879)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 19, 2004     $ 30,317   $    420   $ 30,737   $  2,095   $      -   $  2,095  $  32,412  $     420  $  32,832
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $0.6 million during the 16 weeks ended June 19, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $1.8 million during the 16 weeks ended June 19, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 16 weeks ended June 19, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.


We paid $94.5 million of the total occupancy charges from the time of the original charges through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.5 million of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $30.7 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $2.1 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first quarters of fiscal 2003 or 2004. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At both June 19, 2004 and February 28, 2004, approximately $6.2 million of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 19, 2004 of $32.8 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of June 19, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------



     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)             781          -        781          -          -          -        781          -        781
     Utilization (2)       (1,680)        (7)    (1,687)       (36)       (57)       (93)    (1,716)       (64)    (1,780)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 19, 2004     $ 38,685   $    368   $ 39,053   $  2,275   $      1   $  2,276  $  40,960  $     369  $  41,329
                         ========   ========   ========   ========   ========   ========  =========  =========  =========



(1)      The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $0.8 million during the 16 weeks ended June 19, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $1.7 million during the 16 weeks ended June 19, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 16 weeks ended
         June 19, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge.


We paid $34.8 million ($32.1 million in the U.S. and $2.7 million in Canada) of the total occupancy charges from the time of the original charges through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $25.9 million ($16.9 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $39.1 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.3 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At June 19, 2004 and February 28, 2004 approximately $11.8 million and $11.6 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2004 and 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:

                                        June 19, 2004     June 14, 2003
                                        -------------     -------------

           Sales                         $       -         $     316
                                         =========         =========

           Operating loss                $       -         $     (72)
                                         =========         =========

Based upon current available information, we evaluated the reserve balances as of June 19, 2004 of $41.3 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal
2003), we recorded costs in the first quarter of fiscal 2004 of $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense") as follows:

                                    16 Weeks Ended           53 Weeks Ended
                                   June 19, 2004           February 28, 2004
                                ----------------------    --------------------
      Occupancy related            $            -            $        20,999
      Severance and benefits                    -                      8,930
      Property writeoffs                       90                      4,129
      Nonaccruable closing costs              680                      1,449
      Inventory markdowns                     291                      2,244
                                   --------------            ---------------
         Total charges             $        1,061            $        37,751
                                   ==============            ===============

As of June 19, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                   Severance
                                                      and
                                  Occupancy         Benefits          Total
                                 ------------    -------------      ----------

     Original charge (1)         $     20,999    $       8,930      $   29,929
     Addition (1)                          56                -              56
     Utilization (2)                   (1,093)          (4,111)         (5,204)
                                 ------------    -------------      ----------
     Balance at
        February 28, 2004       $     19,962    $       4,819      $   24,781
     Addition (1)                        222                -             222
     Utilization (2)                  (2,356)          (4,157)         (6,513)
                                ------------    -------------      ----------
     Balance at
        June 19, 2004           $     17,828    $         662      $   18,490
                                ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 16 weeks ended June 19, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million and $2.4 million during fiscal 2003 and the 16 weeks ended June 19, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.2 million during fiscal 2003 and the 16 weeks ended June 19, 2004, respectively, represent payments made to terminated employees during the period.

We paid $3.4 million of the total occupancy charges from the time of the original charge through June 19, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.3 million of the total net severance charges from the time of the original charges through June 19, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $17.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $0.7 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2004 and 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:

                                            16 Weeks Ended
                                     -----------------------------------
                                        June 19,            June 14,
                                          2004                2003
                                     ----------------    ---------------

     Sales                           $         2,433     $       16,966
                                     ===============     ==============

     Operating loss                  $           (43)    $       (2,479)
                                     ===============      ==============

At June 19, 2004 and February 28, 2004, approximately $2.9 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $18.5 million as of June 19, 2004 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statement of Cash
Flows:



                                                                                  June 19, 2004              June 14, 2003
                                                                                -----------------         -----------------


Net cash provided by operating activities                                       $        37,088           $          2,170
                                                                                -----------------         -----------------

Net cash (used in) provided by investing activities                             $       (49,351)          $          80,665
                                                                                -----------------         -----------------

Net cash used in financing activities                                           $        (3,838)          $       (130,750)
                                                                                -----------------         -----------------



Net cash flow provided by operating activities of $37.1 million for the 16 weeks ended June 19, 2004 primarily reflected our net loss of $42.8 million, adjusted for a non-cash charge of $81.1 million for depreciation and amortization, a decrease in accounts receivable of $24.8 million and an increase in accounts payable of $55.6 million, partially offset by an increase in inventories of $22.8 million, a decrease in other accruals of $27.9 million, an increase in other current assets of $14.9 million, and a decrease in non-current liabilities of $13.0 million due mainly to a decrease in closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $2.2 million for the 16 weeks ended June 14, 2003 primarily reflected our net income of $11.9 million adjusted for non-cash charges of $87.3 million for depreciation and amortization and $8.0 million for the cumulative effect of a change in accounting principles - FIN 46-R, partially offset by the gain on sale of discontinued operations of $81.4 million and the increase in prepaid expense and other current assets of $22.0 million.

Net cash flow used in investing activities of $49.4 million for the 16 weeks ended June 19, 2004 primarily reflected property expenditures totaling $55.5 million, which included 11 new supermarkets and 1 major remodel partially offset by cash received from the sale of our assets of $6.1 million. For the remainder of fiscal 2004, we have planned capital expenditures of approximately $200 to $225 million, which relate primarily to opening approximately 5 to 10 new supermarkets, converting approximately 10 to 20 stores to new banners, and enlarging or remodeling approximately 75 supermarkets. We currently expect to close approximately 5 - 10 stores during the remainder of fiscal 2004. Net cash flow provided by investing activities of $80.7 million for the 16 weeks ended June 14, 2003 primarily reflected $137.6 million in proceeds from property disposals (most of which related to discontinued operations), partially offset by $56.9 million used for property expenditures, which included 7 new supermarkets and 2 major remodels or enlargements.

Net cash flow used in financing activities of $3.8 million for the 16 weeks ended June 19, 2004 primarily reflected a decrease in book overdrafts of $5.7 million and principal payments on capital leases of $4.6 million partially offset by proceeds from long term borrowings of $7.3 million. Net cash flow used in financing activities of $130.8 million for the 16 weeks ended June 14, 2003 primarily reflected $135.0 million in payments on our revolving lines of credit.

We believe that our present cash resources, including invested cash on hand, available borrowings from our revolving credit agreement and other sources, are sufficient to meet our short term and long term needs. In the short term, we operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific initiatives we expect to pursue and the anticipated financial results of our SBU's and our Company. The annual operating plan is generally consistent with the first year of a longer term strategic plan that is approved each year, and identifies specific initiatives and financial results, including sales, profits and cash flow, to be achieved over a three year period.

The Fiscal 2004 annual operating plan anticipates limited profit growth from Fiscal 2003, and calls for increased capital investment to support a focused program of remodeling existing conventional grocery stores in the U.S. and Canada and converting certain stores to our growing discount Food Basics banner. We anticipate that we will incur operating losses and have negative operating cash flow as a result of this plan. We also have $2.3 million of current debt maturities in Fiscal 2004. We believe that proceeds from asset sales completed in Fiscal 2003 and our present financing plans, including, among other things, the 4 year revolving credit agreement completed in Fiscal 2003 and planned sale-leaseback transactions, will provide for sufficient cash availability to ensure that we have the resources to pursue our Fiscal 2004 annual operating plan.

Our longer term strategic plan anticipates improved performance in Fiscal 2005 and Fiscal 2006. This plan also calls for higher levels of capital investment in Fiscal 2005 and 2006, and we anticipate that, while profitability may improve, operating cash flow after investing activities will remain negative as we continue to make investments to strengthen our store base. We believe that the funds currently available, combined with additional funds from improved profitability, will be sufficient to pursue these plans and programs, and to refinance the $218.8 million bonds maturing in 2007 which, under the terms of our revolving credit agreement, must be refinanced six months prior to maturity.

Profitability can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability does not improve in line with our plans, we anticipate that we will be able to modify the plan, by reducing capital investments and through other contingency actions, in order to ensure that we have adequate resources. However, there is no assurance that we will pursue contingency actions on a timely basis or that they will be successful in generating the resources necessary to operate the business.

WORKING CAPITAL
---------------
We had working capital of $85.0 million at June 19, 2004 compared to working capital of $105.0 million at February 28, 2004. We had cash and cash equivalents aggregating $278.9 million at June 19, 2004 compared to $297.0 million at February 28, 2004. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o   A decrease in accounts receivable due to the timing of receipts; and
o An increase in accounts payable (inclusive of book overdrafts) due to timing and seasonality.

Partially offset by the following:

o An increase in inventories mainly due to seasonality and the favorable impact of the Canadian exchange rate;
o An increase in prepaid expenses and other current assets mainly due to the amortization of prepaid rent; and
o   A decrease in other accruals mainly due to timing.

REVOLVING CREDIT AGREEMENT
--------------------------
During fiscal 2003, we amended and restated our Secured Credit Agreement (the "Amended and Restated Credit Agreement") and decreased our borrowing base to $400 million. Thus, at June 19, 2004, we had a $400 million secured revolving credit agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This facility provides us with greater operating flexibility and provides for increased capital spending. Under the terms of this agreement, should availability fall below $50 million, a borrowing block will be implemented which provides that no additional borrowings be made unless we are able to maintain a fixed charge coverage ratio of 1.0 to 1.0. Although we do not meet the required ratio at this time, it is not applicable as availability at June 19, 2004 exceeded $223 million. In the event that availability falls below $50 million and we do not maintain the ratio required, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Amended and Restated Credit Agreement is comprised of a U.S. credit agreement amounting to $330 million and a Canadian credit agreement amounting to $70 million (C$95.4 million at June 19, 2004) and is collateralized by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Amended and Restated Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. This agreement expires in December 2007.

As of June 19, 2004, there were no borrowings under these credit agreements. As of June 19, 2004, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $223.2 million available under the Amended and Restated Credit Agreement.

Under the Amended and Restated Credit Agreement, we are permitted to make bond repurchases and may do so from time to time in the future.

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $637 million at June 19, 2004 consisted of $200 million of 9.375% Notes due August 1, 2039, $217 million of 9.125% Senior Notes due December 15, 2011 and $220 million of 7.75% Notes due April 15, 2007. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes can be redeemed after August 11, 2004, and the 9.125% Notes may be redeemed after December 15, 2006. All of the notes outstanding are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. In addition, the 9.125% Notes contain additional covenants, including among other things, limitations on asset sales, on the payment of dividends, and on the incurrence of liens and additional indebtedness. None of our notes are guaranteed by any of our subsidiaries. Our notes are effectively subordinate to our secured revolving credit agreement and do not contain cross default provisions.

OTHER
-----
We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of June 19, 2004 at terms contingent upon market conditions at the time of sale.

Our Company's policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in fiscal 2004. In addition, our Company is prohibited, under the terms of our Revolving Credit Agreement, to pay cash dividends on common shares.

We are the guarantor of a loan of $2.1 million related to a shopping center, which will expire in 2011.

Our existing senior debt rating was B3 with negative implications with Moody's Investors Service ("Moody's") and B with negative implications with Standard & Poor's Ratings Group ("S&P") as of June 19, 2004. Our liquidity rating was SGL2 with Moody's as of June 19, 2004. Our recovery rating was 1 with S&P as of June 19, 2004 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Long-Lived Assets
-----------------
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a risk free rate.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the first quarters of fiscal 2004 and 2003, we recorded no impairment losses on long-lived assets.

If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of June 19, 2004, we had liabilities for future minimum lease payments of $128 million, which related to 75 closed stores and 49 subleased or assigned stores. Of this amount, $22 million relates to stores closed in the normal course of business, $88 million relates to stores closed as part of the asset disposition initiative (see Note 6 of our Consolidated Financial Statements), and $18 million relates to stores closed as part of our exits of the northern New England and Kohl's businesses (see Note 5 of our Consolidated Financial Statements).

Employee Benefit Plans
----------------------
The determination of our obligation and expense for pension and other postretirement benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with U.S. GAAP, actual results that differ from our Company's assumptions are accumulated and amortized over future periods and, therefore, affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense.

Inventories
-----------
Store inventories are valued at the lower of cost or market with cost determined under the retail method on a first-in, first-out ("FIFO") basis. Warehouse and other inventories are valued primarily at the lower of cost or market with cost determined on a FIFO basis. Prior to the first quarter of fiscal 2004, inventories of our Waldbaum's and Farmer Jack banners, that were acquired during the past two decades, were valued using the last-in, first-out ("LIFO") method, which was their practice prior to acquisition; however, during the first quarter of fiscal 2004, we changed our method of valuing these inventories from the LIFO method to the FIFO method. We believe that the new method is preferable because the FIFO method produces an inventory value on our Consolidated Balance Sheets that better approximates current costs. In addition, under FIFO, the flow of costs is generally more consistent with our physical flow of goods. The adoption of the FIFO method will enhance comparability of our financial statements by conforming all of our inventories to the same accounting method. Refer to Note 3
- Restatement and Changes in Accounting in the Notes to our Consolidated Financial Statements for further discussion of this change.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $635.4 million in notes as of June 19, 2004 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the first quarter of 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the first quarter of 2004, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.7 million. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.


ITEM 4 - Controls and Procedures

Our Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chairman of the Board, President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman of the Board, President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer concluded that our Company's disclosure controls and procedures, which we designed to ensure that our Company is able to collect, process and disclose required information within the time periods specified in the Commission's rules and forms, were effective as of the end of the period covered by this quarterly report on 10-Q.

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

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

In April 2002, three Canadian Food Basics franchisees commenced a breach of contract action in a Canadian court against The Great Atlantic & Pacific Company of Canada, Limited ("A&P Canada") as representative plaintiffs for a purported class of approximately 70 current and former Canadian Food Basics franchisees. The lawsuit seeks unspecified damages in connection with A&P Canada's alleged failure to distribute to the franchisees the full amount of vendor allowances and/or rebates to which the franchisees claim they are entitled under the operative franchise agreements. A&P Canada disputes the plaintiff-franchisees' claim and has filed a counterclaim seeking to recover subsidies made by it to the plaintiffs. The lawsuit was certified as a class action in December 2002. A majority of the class members have opted out of the proceeding. A&P Canada's appeal of the class certification order was dismissed and the Company is seeking leave to file a further appeal. This suit is scheduled for trial in October 2004 and the range of potential loss cannot be determined at this time.

On June 5, 2002, a purported securities class action Complaint was filed in the United States District Court for the District of New Jersey against our Company and certain of our officers and directors in an action captioned Brody v. The Great Atlantic & Pacific Tea Co., Inc., No. 02 CV 2674 (FSH). The Brody lawsuit and four subsequently-filed related lawsuits were consolidated into a single lawsuit captioned In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (FSH) (the "Class Action Lawsuit"). On December 2, 2002, plaintiffs filed their Consolidated Amended Class Action Complaint (the "Complaint"), which alleged claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 arising out of our Company's July 5, 2002 filing of restated financial statements for fiscal 1999, fiscal 2000 and the first three quarters of fiscal 2001. The Complaint in the Class Action Lawsuit sought unspecified money damages, costs and expenses. On January 17, 2003, defendants filed a motion seeking to dismiss the Complaint. In an Opinion & Order entered September 18, 2003, the District Court dismissed plaintiffs' Complaint without prejudice. After declining to file a Second Amended Complaint, plaintiffs appealed the District Court's dismissal of their Complaint to the United States Court of Appeals for the Third Circuit. After briefing and oral argument, the Third Circuit, in an Opinion dated July 9, 2004, affirmed the District Court's dismissal of the Complaint.


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

           10.13 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.14 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.15* 2004 Non-Employee Director Compensation effective as of July 14, 2004, as filed herein

           10.16 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.17 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.18 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.19 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.20 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.21 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.22 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.23 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           18*                 Preferability Letter Issued by
                               PricewaterhouseCoopers LLP, as filed herein

           23 Consent of Independent Accountants from PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on May 21, 2004)

           31.1* Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32*                 Certification Pursuant to 18 U.S.C.
                               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           * Filed with this 10-Q


(b) Reports on Form 8-K

On May 13, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the May 13, 2004 press release, which indicated that the Company would file a Form 12b-25 with the SEC to obtain an automatic 15 day extension of the period in which to file its Form 10-K for Fiscal 2003.

On April 30, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the April 30, 2004 press release, which announced the Company's financial results for the quarter and the fiscal year ended February 28, 2004.

                The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  July 29, 2004           By:        /s/ Brenda M. Galgano
                                        -------------------------------
                                        Brenda M. Galgano, Vice President,
                                        Corporate Controller
                                       (Chief Accounting Officer)

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


/s/ Christian W. E. Haub                             Date:  July 29, 2004
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

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


/s/ Mitchell P. Goldstein                            Date:  July 29, 2004
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended June 19, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  July 29, 2004                      /s/ Christian W. E. Haub
                                           ------------------------
                                           Christian W. E. Haub
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer




Dated:  July 29, 2004                      /s/ Mitchell P. Goldstein
                                           -------------------------
                                           Mitchell P. Goldstein
                                           Senior Vice President,
                                           Chief Financial Officer