Form 10-Q
period 2004-09-11
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2004-10-19
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 11, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

                 Maryland                              13-1890974
----------------------------------------        ---------------------------
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

As of October 15, 2004 the Registrant had a total of 38,555,180 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)



                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   Sept. 6, 2003                             Sept. 6, 2003
                                                                   (As Restated                              (As Restated
                                              Sept. 11, 2004       See Note 3)          Sept. 11, 2004        See Note 3)
                                            ------------------  ------------------    ------------------  -----------------

Sales                                            $  2,490,559      $    2,464,758        $    5,770,858      $   5,693,281
Cost of merchandise sold                           (1,795,046)         (1,773,689)           (4,155,349)        (4,079,038)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          695,513             691,069             1,615,509          1,614,243
Store operating, general and administrative
    expense                                          (740,021)           (711,111)           (1,668,637)        (1,644,895)
                                                 ------------      --------------        ---------------     -------------
Loss from operations                                  (44,508)            (20,042)              (53,128)           (30,652)
Interest expense                                      (22,078)            (17,945)              (48,928)           (42,829)
Interest income                                           768                 574                 1,609              1,354
Minority interest in earnings of consolidated
    franchisees                                          (342)                446                (1,718)               172
                                                 -------------     --------------        ---------------     -------------
Loss from continuing operations before
    income taxes                                      (66,160)            (36,967)             (102,165)           (71,955)
Benefit from (provision for) income taxes               1,614             (20,125)               (3,844)            (5,767)
                                                 ------------      ---------------       ---------------     -------------
Loss from continuing operations                       (64,546)            (57,092)             (106,009)           (77,722)
Discontinued operations (Note 5):
    Income (loss) from operations of discontinued
       businesses, net of tax provision of $0 and
       tax benefit of $15,902 for the
       12 weeks ended 9/11/04 and 9/06/03,
       respectively, and tax benefit of $0
       and $21,696 for the 28 weeks
       ended 9/11/04 and 9/06/03, respectively            344             (19,684)               (1,039)           (29,962)
    (Loss) gain on disposal of discontinued
       operations, net of tax provision of $0 and
       $3,160 for the 12 weeks ended 9/11/04, and
       9/06/03, respectively, and $0 and $31,853
       for the 28 weeks ended
       9/11/04 and 9/06/03, respectively                     -              (6,911)                    -             43,989
                                                 ------------      --------------        --------------      -------------
    Income (loss) from discontinued operations            344             (26,595)                (1,039)           14,027
                                                 ------------      --------------        --------------      -------------
Cumulative effect of change in accounting
    principle - FIN 46-R, net of tax                        -                   -                     -             (8,047)
                                                 ------------      --------------        --------------      -------------
Net loss                                         $    (64,202)     $      (83,687)       $     (107,048)     $     (71,742)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - basic and diluted:
    Continuing operations                        $       (1.68)    $        (1.48)       $       (2.75)      $       (2.01)
    Discontinued operations                               0.01              (0.69)               (0.03)               0.36
    Cumulative effect of a change in accounting
       principle - FIN 46-R                                  -                   -                    -              (0.21)
                                                 -------------     ---------------       --------------      --------------
Net loss per share - basic and diluted           $       (1.67)    $        (2.17)       $       (2.78)      $       (1.86)
                                                 =============     ==============        ==============      =============

Weighted average number of common shares
    outstanding                                    38,521,685          38,516,670            38,520,732         38,516,176
Common stock equivalents                              281,061             635,554               325,304            392,570
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           38,802,746          39,152,224            38,846,036         38,908,746
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

                                                                                                  Accumulated
                                          Common Stock           Additional                          Other               Total
                                 -----------------------------    Paid-in        Accumulated     Comprehensive        Stockholders'
                                     Shares         Amount         Capital         Deficit       (Loss)/Income          Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------

28 Week Period Ended
September 11, 2004
------------------------
Balance at beginning of period       38,518,905    $    38,519    $   459,579     $   (78,100)     $   (27,239)       $   392,759
Net loss                                                                             (107,048)                           (107,048)
Other comprehensive income                                                                              12,651             12,651
Stock options exercised                   3,375              3             13                                                  16
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,522,280    $    38,522    $   459,592     $  (185,148)     $   (14,588)       $   298,378
                                   ============    ===========    ===========     ============     ===========        ===========

28 Week Period Ended
September 6, 2003
As Restated - See Note 3
------------------------
Balance at beginning of period,
     as previously stated            38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Add adjustment for the cumulative
     effect on prior years of
     applying retroactively the
     new method of accounting
     for inventory (LIFO to FIFO)                                                      17,462                              17,462
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at beginning of period,
     as adjusted                     38,515,806         38,516        459,411          78,849          (61,123)           515,653
Net loss                                                                              (71,742)                            (71,742)
Other comprehensive income                                                                              27,305             27,305
Stock options exercised                   1,412              1             11                                                  12
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,517,218    $    38,517    $   459,422     $     7,107      $  (33,818)        $   471,228
                                   ============    ===========    ===========     ============     ===========        ===========

Comprehensive loss
------------------
                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                   (As Restated                              (As Restated
                                                                    See Note 3)                               See Note 3)
                                              Sept. 11, 2004       Sept. 6, 2003        Sept. 11, 2004       Sept. 6, 2003
                                            ------------------  ------------------    ------------------  -----------------
Net loss                                         $   (64,202)        $   (83,687)           $  (107,048)       $   (71,742)
                                                 -----------         -----------            -----------        -----------
Foreign currency translation adjustment               18,970              (9,520)                12,197             29,972
Net unrealized (loss) gain on derivatives,
     net of tax                                         (381)             (1,960)                   454             (2,667)
                                                 ------------        ------------           -----------        -----------
Other comprehensive income (loss)                     18,589             (11,480)                12,651             27,305
                                                 ------------        -----------            -----------        -----------
Total comprehensive loss                         $   (45,613)        $   (95,167)           $   (94,397)       $   (44,437)
                                                 ===========         ===========            ===========        ===========

Accumulated Other Comprehensive Loss Balances                                                                          Accumulated
---------------------------------------------
                                                                     Foreign      Net Unrealized        Minimum           Other
                                                                    Currency        (Loss) Gain         Pension        Comprehensive
                                                                   Translation    on Derivatives       Liability       (Loss) Income
                                                                  ------------    --------------     -----------       -------------
Balance at February 28, 2004, As Restated - See Note 3            $   (23,892)      $     (158)      $    (3,189)      $   (27,239)
Current period change                                                  12,197              454                 -            12,651
                                                                  -----------       ----------       -----------       -----------
Balance at September 11, 2004                                     $   (11,695)      $      296       $    (3,189)      $   (14,588)
                                                                  ============      ==========       ============      ============

Balance at February 22, 2003                                      $   (62,496)      $    3,015       $    (1,642)      $   (61,123)
Current period change, As Restated                                     29,972           (2,667)                -            27,305
                                                                  -----------       -----------      -----------       -----------
Balance at September 6, 2003, As Restated                         $   (32,524)      $      348       $    (1,642)      $   (33,818)
                                                                  ============      ==========       ============      ============


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                  (Unaudited)




                                                                                                            February 28, 2004
                                                                               September 11,                  (As Restated
                                                                                   2004                        See Note 3)
                                                                           --------------------           --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     276,834                 $      297,008
      Accounts receivable, net of allowance for doubtful accounts of $13,166 and $13,620 at September 11, 2004 and
         February 28, 2004, respectively                                                141,713                        171,835
      Inventories                                                                       728,925                        694,120
      Prepaid expenses and other current assets                                          61,812                         33,796
                                                                                  -------------                 --------------
         Total current assets                                                         1,209,284                      1,196,759
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,380,244                      1,405,925
         Property leased under capital leases                                            60,628                         65,632
                                                                                  -------------                 --------------
      Property - net                                                                  1,440,872                      1,471,557
      Other assets                                                                      120,751                        115,500
                                                                                  -------------                 --------------
Total assets                                                                      $   2,770,907                 $    2,783,816
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       2,274                 $        2,271
      Current portion of obligations under capital leases                                11,878                         15,901
      Accounts payable                                                                  536,092                        480,712
      Book overdrafts                                                                   107,827                         96,273
      Accrued salaries, wages and benefits                                              180,973                        177,142
      Accrued taxes                                                                      71,320                         74,698
      Other accruals                                                                    246,672                        236,238
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,157,036                      1,083,235
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    829,770                        823,738
      Long-term obligations under capital leases                                         73,167                         73,980
      Other non-current liabilities                                                     405,964                        402,932
      Minority interest in consolidated franchisees                                       6,592                          7,172
                                                                                  -------------                 --------------
Total liabilities                                                                     2,472,529                      2,391,057
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,522,280 and 38,518,905
         shares at September 11, 2004 and February 28, 2004,  respectively               38,522                         38,519
      Additional paid-in capital                                                        459,592                        459,579
      Accumulated other comprehensive loss                                              (14,588)                       (27,239)
      Accumulated deficit                                                              (185,148)                       (78,100)
                                                                                  --------------                --------------
Total stockholders' equity                                                              298,378                        392,759
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,770,907                 $    2,783,816
                                                                                  =============                 ==============


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                              28 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             Sept. 6, 2003
                                                                                                             (As Restated
                                                                                 Sept. 11, 2004               See Note 3)
                                                                             ----------------------     ----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (107,048)              $   (71,742)
   Adjustments to reconcile net loss to net cash provided by
         operating activities:
       Asset disposition initiative                                                         1,070                    (5,230)
       Property impairments                                                                 1,679                       466
       Depreciation and amortization                                                      143,519                   150,331
       Deferred income taxes                                                               (2,236)                    4,661
       Loss on disposal of owned property                                                     849                       100
       Gain on sale of discontinued operations                                                  -                   (75,842)
       Cumulative effect of change in accounting principle - FIN 46-R                           -                     8,047
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  31,370                    (8,103)
       (Increase) decrease in inventories                                                 (28,818)                   15,323
       Increase in prepaid expenses and other current assets                              (23,647)                  (31,778)
       (Increase) decrease in other assets                                                (11,857)                    7,170
       Increase in accounts payable                                                        47,917                    17,968
       (Decrease) increase in accrued salaries, wages, benefits and taxes                  (1,975)                   24,994
       Increase in other accruals                                                           7,169                     8,769
       Decrease in minority interest                                                         (798)                   (1,074)
       Decrease in other non-current liabilities                                           (6,514)                  (21,720)
       Other operating activities, net                                                      1,259                    (2,028)
                                                                                      -----------               ------------
Net cash provided by operating activities                                                  51,939                    20,312
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (97,442)                  (75,864)
   Proceeds from disposal of property                                                      10,127                   142,064
                                                                                      -----------               -----------
Net cash (used in) provided by investing activities                                       (87,315)                   66,200
                                                                                      ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on revolving lines of credit                                              -                  (135,000)
   Proceeds from long-term borrowings                                                       7,365                    16,016
   Principal payments on long-term borrowings                                                 (33)                   (1,127)
   Principal payments on capital leases                                                    (6,458)                   (7,203)
   Increase in book overdrafts                                                             10,983                    15,413
   Deferred financing fees                                                                   (955)                     (414)
   Proceeds from exercises of stock options                                                    16                        12
                                                                                      -----------               -----------
Net cash provided by (used in) financing activities                                        10,918                  (112,303)

   Initial impact of FIN 46-R                                                                   -                    20,921
   Effect of exchange rate changes on cash and cash equivalents                             4,284                     8,914
                                                                                      -----------               -----------
Net (decrease) increase in cash and cash equivalents                                      (20,174)                    4,044
Cash and cash equivalents at beginning of period                                          297,008                   199,014
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   276,834               $   203,058
                                                                                      ===========               ===========


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003, and the Consolidated Balance Sheets at September 11, 2004 and February 28, 2004, are unaudited and, in the opinion of Management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46-R"), "Consolidation of Variable Interest Entities - an interpretation of `Accounting Research Bulletin No. 51'," EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"), and the change in our method of valuing certain of our inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method during the first quarter of fiscal 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries and franchise operations. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.


2.   Impact of New Accounting Pronouncements

In December 2003, the FASB issued SFAS 132-R, "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132-R"). SFAS 132-R requires new annual disclosures about the type of plan assets, investments strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS 132-R, including expected future benefit payments, in our consolidated financial statements for the year ended February 28, 2004. We have also included all newly required interim period disclosures for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 in Note 8 - Retirement Plans and Benefits.

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2"). Refer to Note 8 - Retirement Plans and Benefits regarding the impact of adoption of FAS 106-2 in our consolidated financial statements.

Refer to Note 3 - Restatement and Changes in Accounting regarding the impact of adoption of FIN 46-R and EITF 03-10 in our consolidated financial statements.

3.   Restatement and Changes in Accounting

FIN 46-R
--------
In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of `Accounting Research Bulletin No. 51'". FIN 46-R addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46-R requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46-R applies immediately to variable interests in VIE's created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46-R applies to VIE's no later than the end of the first reporting period ending after March 15, 2004 (the quarter ended June 19, 2004 for our Company).

Based upon the new criteria for consolidation of VIE's, we have determined that (i.) all of our franchised stores do not have sufficient equity at risk to allow them to finance their own activities, (ii.) we absorb the expected losses of all of our franchised stores, and (iii.) we have a de facto agency relationship with the franchisees in which the franchisees cannot sell, transfer, or encumber its interests in the franchise without our prior approval. Therefore, we are deemed the primary beneficiary and accordingly have included the franchisee operations in our consolidated financial statements as of February 23, 2003. As permitted by FIN 46-R, our Company elected to restate fiscal 2003's consolidated financial statements for the impact of adopting this interpretation for comparability purposes.

As of September 11, 2004, we served 65 franchised stores. These franchisees are required to purchase inventory from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $185 million and $177 million for the 12 weeks ended September 11, 2004 and September 6, 2003, respectively, and $439 million and $428 million for the 28 weeks ended September 11, 2004 and September 6, 2003, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, bookkeeping and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services.

Prior to February 23, 2003, we held, as assets, inventory notes collateralized by the inventory in the stores and equipment lease receivables collateralized by the equipment in the stores. The current portion of the inventory notes and equipment leases, net of allowance for doubtful accounts, had been included in "Accounts receivable" on our Consolidated Balance Sheets, while the long-term portion of the inventory notes and equipment leases had been included in "Other assets" on our Consolidated Balance Sheets. The repayment of these inventory notes and equipment leases had been dependent upon positive operating results of the stores. To the extent that the franchisees incurred operating losses, we had established an allowance for doubtful accounts. We assessed the sufficiency of the allowance on a store by store basis based upon the operating results and the related collateral underlying the amounts due from the franchisees. In the event of default by a franchisee, we reserved the option to reacquire the inventory and equipment at the store and operate the franchise as a corporate owned store. The cumulative effect adjustment of $8.0 million primarily represents the difference between consolidating these entities as of February 23, 2003 and the allowance for doubtful accounts that was provided for these franchises at that date.

Also refer to Note 11 - Commitments and Contingencies regarding our settlement of a class action lawsuit relating to our Canadian franchise business.

EITF 03-10
----------
In November 2003, the Emerging Issues Task Force confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". The provisions of EITF 03-10 became effective for our Company in the first quarter of fiscal 2004. EITF 03-10 provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers' incentives, such as rebates or coupons, tendered by consumers. Vendor incentives should be included in revenues only if defined criteria are met. As such, our Company will continue to record as part of revenues manufacturers' coupons that can be presented at any retailer that accepts coupons. However, in the case of vendor incentives that can only be redeemed at a Company retail store, such consideration would be recorded as a decrease in cost of sales. As permitted by the transition provisions of EITF 03-10, we have reclassified prior year's sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates that had been recorded in sales in the past are currently being recognized as a reduction of cost of sales. The implementation of EITF 03-10 has resulted in decreases in both sales and cost of sales of $12.3 million and $10.1 million for the 12 weeks ended September 11, 2004 and September 6, 2003, respectively, and $27.6 million and $24.8 million for the 28 weeks ended September 11, 2004 and September 6, 2003, respectively.



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

Overall Impact
--------------
The following tables reflect the impact of the adoption of (i.) FIN 46-R on our Canadian operations, including the impact of all elimination entries relating to the consolidation of the franchisees, (ii.) EITF 03-10 on our U.S. ($6.4 million and $14.8 million for the 12 and 28 weeks ended September 11, 2004, respectively, as compared to $7.5 million and $18.2 million for the 12 and 28 weeks ended September 6, 2003, respectively) and Canadian ($5.9 million and $12.9 million for the 12 and 28 weeks ended September 11, 2004, respectively, as compared to $2.6 million and $6.6 million for the 12 and 28 weeks ended September 6, 2003, respectively) operations, and (iii.) the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method on our U.S. operations in our Consolidated Statements of Operations and Consolidated Balance Sheets for the periods presented. Note that the adoption of EITF 03-10 only impacts our Consolidated Statements of Operations. Furthermore, the change in our method of valuing certain of our inventories impacts our Consolidated Balance Sheets and had a $1.1 million impact on our Consolidated Statement of Operations for both the 12 and 28 weeks ended September 6, 2003.




                                                      Consolidated
                                                       A&P for the                                         Consolidated
                                                     12 weeks ended      Impact of        Impact of        A&P for the
                                                     Sept. 11, 2004     adoption of      adoption of      12 weeks ended
                                                    prior to changes     FIN 46-R        EITF 03-10       Sept. 11, 2004
                                                    ----------------   -------------    -------------     --------------


Sales                                                $   2,467,688     $      35,196    $     (12,325)    $   2,490,559
Cost of merchandise sold                                (1,806,601)             (770)          12,325        (1,795,046)
                                                     -------------     --------------   -------------     -------------
Gross margin                                               661,087            34,426                -           695,513
Store operating, general and administrative
   expense                                                (707,541)          (32,480)               -          (740,021)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                              (46,454)            1,946                -           (44,508)
Interest expense                                           (22,078)                -                -           (22,078)
Interest income                                              1,809            (1,041)               -               768
Minority interest in earnings of consolidated
   franchisees                                                   -              (342)               -              (342)
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                     (66,723)              563                -           (66,160)
Benefit from (provision for) income taxes                    1,944              (330)               -             1,614
                                                     -------------     -------------    -------------     -------------
   (Loss) income from continuing operations                (64,779)              233                -           (64,546)

Discontinued operations:
   Income from operations of discontinued
     businesses, net of tax                                    344                 -                -               344
   Gain on disposal of discontinued operations,
     net of tax                                                  -                 -                -                 -
                                                     -------------     -------------    -------------     -------------
   Income from discontinued operations                         344                 -                -               344
                                                     -------------     -------------    -------------     -------------
Net (loss) income                                    $     (64,435)    $         233    $           -     $     (64,202)
                                                     =============     =============    =============     =============

Depreciation                                         $     (61,249)    $      (1,148)   $           -     $     (62,397)
                                                     -------------     -------------    -------------     -------------






                                     Consolidated
                                        A&P as                                                              Consolidated
                                      previously                                                               A&P as
                                    reported for the    Impact of         Impact of       Change from       Restated for the
                                    12 weeks ended     adoption of       adoption of         LIFO to       12 weeks ended
                                     Sept. 6, 2003       FIN 46-R        EITF 03-10           FIFO          Sept. 6, 2003
                                    ---------------  ----------------  ---------------  ----------------  -----------------

Sales                               $   2,443,700    $      31,176     $     (10,118)   $           -     $   2,464,758
Cost of merchandise sold               (1,784,774)             (92)           10,118            1,059        (1,773,689)
                                    --------------   --------------    -------------    -------------     -------------
Gross margin                              658,926           31,084                 -            1,059           691,069
Store operating, general
   and administrative expense            (679,839)         (31,272)                -                -          (711,111)
                                    --------------   -------------     -------------    -------------     -------------
(Loss) income from operations             (20,913)            (188)                -            1,059           (20,042)
Interest expense                          (17,945)               -                 -                -           (17,945)
Interest income                             1,773           (1,199)                -                -               574
Minority interest in earnings
   of consolidated franchisees                  -              446                 -                -               446
                                    -------------    -------------     -------------    -------------     -------------
(Loss) income from continuing
   operations before income taxes         (37,085)            (941)                -            1,059           (36,967)
Provision for income taxes                (20,010)            (115)                -                -           (20,125)
                                    --------------   --------------    -------------    -------------     --------------
   (Loss) income from continuing
   operations                             (57,095)          (1,056)                -            1,059           (57,092)

Discontinued operations:
   Loss from operations of
     discontinued businesses,
     net of tax                           (19,684)               -                 -                -           (19,684)
   Loss on disposal of
     discontinued operations,
     net of tax                            (6,911)               -                 -                -            (6,911)
                                    --------------   -------------     -------------    -------------     --------------
   Loss from discontinued
     operations                           (26,595)               -                 -                -           (26,595)
                                    --------------   -------------     -------------    -------------     --------------
Cumulative effect of change in
   accounting principle -
   FIN 46-R, net of tax                         -                -                 -                -                 -
                                    -------------    -------------     -------------    -------------     -------------
Net (loss) income                   $     (83,690)   $      (1,056)    $           -    $       1,059     $     (83,687)
                                    ==============   ==============    =============    =============     ==============

Depreciation                        $     (61,596)   $      (1,407)    $           -    $           -     $     (63,003)
                                    --------------   -------------     -------------    -------------     -------------




                                                       Consolidated
                                                        A&P for the                                       Consolidated
                                                      28 weeks ended     Impact of        Impact of       A&P for the
                                                      Sept. 11, 2004    adoption of      adoption of      28 weeks ended
                                                     prior to changes     FIN 46-R        EITF 03-10      Sept. 11, 2004
                                                     ----------------  -------------    -------------     --------------

Sales                                                $   5,720,343     $      78,172    $     (27,657)    $   5,770,858
Cost of merchandise sold                                (4,186,498)            3,492           27,657        (4,155,349)
                                                     -------------     -------------    -------------     -------------
Gross margin                                             1,533,845            81,664                -         1,615,509
Store operating, general and administrative
   expense                                              (1,595,400)          (73,237)               -        (1,668,637)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                              (61,555)            8,427                -           (53,128)
Interest expense                                           (48,928)                -                -           (48,928)
Interest income                                              4,103            (2,494)               -             1,609
Minority interest in earnings of consolidated
   franchisees                                                   -            (1,718)               -            (1,718)
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                    (106,380)            4,215                -          (102,165)
Provision for income taxes                                  (2,470)           (1,374)               -            (3,844)
                                                     -------------     -------------    -------------     -------------
   (Loss) income from continuing operations               (108,850)            2,841                -          (106,009)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                 (1,039)                -                -            (1,039)
   Gain on disposal of discontinued operations,
     net of tax                                                  -                 -                -                 -
                                                     -------------     -------------    -------------     -------------
   Loss from discontinued operations                        (1,039)                -                -            (1,039)
                                                     --------------    -------------    -------------     -------------
Net (loss) income                                    $    (109,889)    $       2,841    $           -     $    (107,048)
                                                     =============     =============    =============     =============

Depreciation                                         $    (140,923)    $      (2,596)   $           -     $    (143,519)
                                                     -------------     -------------    -------------     -------------




                                     Consolidated
                                        A&P as                                                              Consolidated
                                      previously                                                               A&P as
                                    reported for the    Impact of         Impact of        Change from    Restated for the
                                    28 weeks ended     adoption of       adoption of         LIFO to      28 weeks ended
                                     Sept. 6, 2003       FIN 46-R        EITF 03-10           FIFO          Sept. 6, 2003
                                    ---------------  ----------------  ---------------  ----------------  -----------------

Sales                               $   5,647,530    $      70,585     $     (24,834)   $           -     $   5,693,281
Cost of merchandise sold               (4,109,435)           4,504            24,834            1,059        (4,079,038)
                                    --------------   -------------     -------------    -------------     -------------
Gross margin                            1,538,095           75,089                 -            1,059         1,614,243
Store operating, general
   and administrative expense          (1,571,467)         (73,428)                -                -        (1,644,895)
                                    --------------   -------------     -------------    -------------     -------------
(Loss) income from operations             (33,372)           1,661                 -            1,059           (30,652)
Interest expense                          (42,829)               -                 -                -           (42,829)
Interest income                             3,912           (2,558)                -                -             1,354
Minority interest in earnings
   of consolidated franchisees                  -              172                 -                -               172
                                    -------------    -------------     -------------    -------------     -------------
(Loss) income from continuing
   operations before income taxes         (72,289)            (725)                -            1,059           (71,955)
Provision for income taxes                 (5,148)            (619)                -                -            (5,767)
                                    --------------   --------------    -------------    -------------     --------------
   (Loss) income from continuing
   operations                             (77,437)          (1,344)                -            1,059           (77,722)

Discontinued operations:
   Loss from operations of
     discontinued businesses,
     net of tax                           (29,962)               -                 -                -           (29,962)
   Gain on disposal of
     discontinued operations,
     net of tax                            43,989                -                 -                -            43,989
                                    -------------    -------------     -------------    -------------     -------------
   Income from discontinued
     operations                            14,027                -                 -                -            14,027
                                    -------------    -------------     -------------    -------------     -------------
Cumulative effect of change in
   accounting principle -
   FIN 46-R, net of tax                         -           (8,047)                -                -            (8,047)
                                    -------------    --------------    -------------    -------------     --------------
Net (loss) income                   $     (63,410)   $      (9,391)    $           -    $       1,059     $     (71,742)
                                    ==============   ==============    =============    =============     ==============

Depreciation                        $    (145,692)   $      (3,088)    $           -    $           -     $    (148,780)
                                    --------------   -------------     -------------    -------------     -------------




                                                         Consolidated
                                                            A&P at                 Impact of             Consolidated
                                                      September 11, 2004          adoption of               A&P at
                                                      prior to adoption            FIN 46-R           September 11, 2004
                                                     --------------------    --------------------    -------------------

ASSETS
Current assets:
   Cash and cash equivalents                         $          251,422      $           25,412      $          276,834
   Accounts receivable                                          169,166                 (27,453)                141,713
   Inventories                                                  702,887                  26,038                 728,925
   Prepaid expenses and other current assets                     60,827                     985                  61,812
                                                     ------------------      ------------------      ------------------
   Total current assets                                       1,184,302                  24,982               1,209,284
                                                     ------------------      ------------------      ------------------
Non-current assets:
   Property:
     Property owned                                           1,361,466                  18,778               1,380,244
     Property leased under capital leases, net                   60,628                       -                  60,628
                                                     ------------------      ------------------      ------------------
   Property, net                                              1,422,094                  18,778               1,440,872
   Other assets                                                 155,898                 (35,147)                120,751
                                                     ------------------      ------------------      ------------------
Total assets                                         $        2,762,294      $            8,613      $        2,770,907
                                                     ==================      ==================      ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                 $            2,274      $                -      $            2,274
   Current portion of obligations under capital
     leases                                                      11,878                       -                  11,878
   Accounts payable                                             535,515                     577                 536,092
   Book overdrafts                                              107,827                       -                 107,827
   Accrued salaries, wages and benefits                         178,396                   2,577                 180,973
   Accrued taxes                                                 66,035                   5,285                  71,320
   Other accruals                                               245,731                     941                 246,672
                                                     ------------------      ------------------      ------------------
   Total current liabilities                                  1,147,656                   9,380               1,157,036
                                                     ------------------      ------------------      ------------------
Non-current liabilities:
   Long-term debt                                               829,770                       -                 829,770
   Long-term obligations under capital leases                    73,167                       -                  73,167
   Other non-current liabilities                                406,085                    (121)                405,964
   Minority interest in consolidated franchisees                      -                   6,592                   6,592
                                                     ------------------      ------------------      ------------------
Total liabilities                                             2,456,678                  15,851               2,472,529
                                                     ------------------      ------------------      ------------------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                    -                       -                       -
   Common stock                                                  38,522                       -                  38,522
   Additional paid-in capital                                   459,592                       -                 459,592
   Accumulated other comprehensive loss                         (14,258)                   (330)                (14,588)
   Accumulated deficit                                         (178,240)                 (6,908)               (185,148)
                                                     ------------------      ------------------      ------------------
Total stockholders' equity                                      305,616                  (7,238)                298,378
                                                     ------------------      ------------------      ------------------
Total liabilities and stockholders'equity            $        2,762,294      $            8,613      $        2,770,907
                                                     ==================      ==================      ==================







                                                                                                            Consolidated
                                                 Consolidated          Impact of          Impact of             A&P as
                                                     A&P at           adoption of        change from          Restated at
                                               February 28, 2004       FIN 46-R          LIFO to FIFO      February 28, 2004
                                               -----------------  ------------------  ------------------  ------------------

ASSETS
Current assets:
   Cash and cash equivalents                     $   276,151         $    20,857        $         -         $   297,008
   Accounts receivable                               190,737             (18,902)                 -             171,835
   Inventories                                       654,344              22,491             17,285             694,120
   Prepaid expenses and other current assets          33,651                 145                  -              33,796
                                                 -----------         -----------        -----------         -----------
   Total current assets                            1,154,883              24,591             17,285           1,196,759
                                                 -----------         -----------        -----------         -----------
Non-current assets:
   Property:
     Property owned                                1,383,702              22,223                  -           1,405,925
     Property leased under capital leases, net        65,632                   -                  -              65,632
                                                 -----------         -----------        -----------         -----------
   Property, net                                   1,449,334              22,223                  -           1,471,557
   Other assets                                      154,904             (39,404)                 -             115,500
                                                 -----------         -----------        -----------         -----------
Total assets                                     $ 2,759,121         $     7,410        $    17,285         $ 2,783,816
                                                 ===========         ===========        ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt             $     2,271         $         -        $         -         $     2,271
   Current portion of obligations under capital
     leases                                           15,901                   -                  -              15,901
   Accounts payable                                  477,536               3,176                  -             480,712
   Book overdrafts                                    96,273                   -                  -              96,273
   Accrued salaries, wages and benefits              176,812                 330                  -             177,142
   Accrued taxes                                      69,217               5,481                  -              74,698
   Other accruals                                    235,910                 328                  -             236,238
                                                 -----------         -----------        -----------         -----------
   Total current liabilities                       1,073,920               9,315                  -           1,083,235
                                                 -----------         -----------        -----------         -----------
Non-current liabilities:
   Long-term debt                                    823,738                   -                  -             823,738
   Long-term obligations under capital leases         73,980                   -                  -              73,980
   Other non-current liabilities                     401,659               1,273                  -             402,932
   Minority interest in consolidated franchisees           -               7,172                  -               7,172
                                                 -----------         -----------        -----------         -----------
Total liabilities                                  2,373,297              17,760                  -           2,391,057
                                                 -----------         -----------        -----------         -----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock                                         -                   -                  -                   -
   Common stock                                       38,519                   -                  -              38,519
   Additional paid-in capital                        459,579                   -                  -             459,579
   Accumulated other comprehensive loss              (26,637)               (602)                 -             (27,239)
   Accumulated deficit                               (85,637)             (9,748)            17,285             (78,100)
                                                 -----------         -----------        -----------         -----------
Total stockholders' equity                           385,824             (10,350)            17,285             392,759
                                                 -----------         ------------       -----------         -----------
Total liabilities and stockholders'equity        $ 2,759,121         $     7,410        $    17,285         $ 2,783,816
                                                 ===========         ===========        ===========         ===========


4.   Income Taxes

The income tax provision recorded for the 28 weeks ended September 11, 2004 and September 6, 2003 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our U.S. deferred tax asset to the amount that is more likely than not to be realized. For the 12 and 28 weeks ended September 11, 2004, the valuation allowance was increased by $27.0 million and $40.3 million, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

Further, in accordance with SFAS 109, income from discontinued operations can be tax effected under certain circumstances. As a result, we taxed the income from discontinued operations for the 28 weeks ended September 6, 2003 at our effective tax rate. The tax provision for discontinued operations of $10.2 million for the 28 weeks ended September 6, 2003 was completely offset by a tax benefit from continuing operations. Similarly, the tax benefit for discontinued operations of $12.7 million for the 12 weeks ended September 6, 2003 was completely offset by a tax provision for continuing operations.

For the second quarter of fiscal 2004, our effective income tax rate of 2.4% changed from the effective income tax rate of 54.5% in the second quarter of fiscal 2003 as follows:



                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 11, 2004                    September 6, 2003
                                    ---------------------------------  ---------------------------------


                                    Tax (Provision)      Effective     Tax (Benefit)      Effective
                                        Benefit          Tax Rate        Provision         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (1,035)           1.6%      $     (14,117)          38.2%
Canada                                      2,649           (4.0%)            (6,008)          16.3%
                                    ---------------  ----------------  --------------   ----------------
                                    $       1,614           (2.4%)     $     (20,125)          54.5%
                                    ===============  ================  ===============  ================



The decrease in our effective tax rate was primarily due to the absence of a tax provision recognized from continuing operations. As discussed above, $12.7 million of provision was recognized in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2004, where no provision was recognized. The remaining provisions recorded in the U.S. of $1.0 million and $1.4 million for the second quarters of fiscal 2004 and 2003, respectively, represent state and local taxes. In addition, the decrease in our effective tax rate resulted from the impact of the higher mix of Canadian loss from continuing operations as a percentage of our Company's loss from continuing operations in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

For the 28 weeks ended September 11, 2004, our effective income tax rate of 3.8% changed from the effective income tax rate of 8.0% for the 28 weeks ended September 6, 2003 as follows:




                                                               28 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 11, 2004                    September 6, 2003
                                    ---------------------------------  ---------------------------------



                                    Tax (Provision)      Effective       Tax Benefit        Effective
                                        Benefit          Tax Rate        (Provision)         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (2,415)           2.4%      $       7,907          (11.0%)
Canada                                     (1,429)           1.4%            (13,674)          19.0%
                                    ---------------  ----------------  ---------------  ----------------
                                    $      (3,844)           3.8%      $      (5,767)           8.0%
                                    ===============  ================  ===============  ================



The decrease in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $10.2 million of benefit was recognized for the 28 weeks ended September 6, 2003 as compared to the 28 weeks ended September 11, 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $2.4 million and $2.3 million for the 28 weeks ended September 11, 2004 and September 6, 2003, respectively, represent state and local taxes. In addition, the decrease in our effective tax rate resulted from the impact of the higher mix of Canadian loss from continuing operations as a percentage of our Company's loss from continuing operations for the 28 weeks ended September 11, 2004 as compared to the 28 weeks ended September 6, 2003.

At September 11, 2004 and February 28, 2003, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $16.6 million and $8.9 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheet totaling $27.9 million and $22.5 million, respectively.


5.       Long Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a risk free rate.

Such review may also be based upon appraisals of or offers for our long-lived assets we receive in the normal course of business. During both the 12 and 28 weeks ended September 11, 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. There were no such amounts recorded during the 12 and 28 weeks ended September 6, 2003.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During both the 12 and 28 weeks ended September 11, 2004, we recorded impairment losses on property, plant and equipment of $0.8 million compared to $4.2 million and $19.4 million during the 12 and 28 weeks ended September 6, 2003, respectively. Of these amounts, $0.8 million in both fiscal 2004 periods presented and $0.5 million in both fiscal 2003 periods presented related to United States stores that were or will be closed in the normal course of business and are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The remaining impairment losses we recorded of $3.7 million and $18.9 million during the 12 and 28 weeks ended September 6, 2003, respectively, related to stores closed as a result of our exit of the Kohl's business and are included in our Consolidated Statements of Operations under the caption "(Loss) gain on disposal of discontinued operations, net of tax" (see Note 6 of our Consolidated Financial Statements). The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


6.       Discontinued Operations

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

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. In determining whether a store or group of stores qualifies as discontinued operations treatment, we include only those stores for which (i.) the operations and cash flows will be eliminated from our ongoing operations as a result of the disposal and (ii.) we will not have any significant continuing involvement in the operations of the stores after the disposal. In making this determination, we consider the geographic location of the stores. If stores to be disposed of are replaced by other stores in the same geographic district, we would not include the stores as discontinued operations.

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "Income (loss) from operations of discontinued businesses, net of tax" for the 12 and 28 weeks ending September 11, 2004 and September 6, 2003, and the results of disposing these businesses which are included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for 12 and 28 weeks ending September 11, 2004 and September 6, 2003.



                                                      12 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            699             (352)               (3)             344
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        699             (352)               (3)             344
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         699    $        (352)    $          (3)   $         344
                                    ===============  ================  ===============  =============


Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Non-accruable closing costs         $         702    $        (192)    $          (3)   $         507
Interest accretion on present value of
   future occupancy costs                      (3)            (160)                -             (163)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         699    $        (352)    $          (3)   $         344
                                    ---------------  ----------------  ---------------  -------------


                                                      12 Weeks ended September 6, 2003
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

(Loss) income from operations of
     discontinued businesses
Sales                               $           -    $      38,494     $      18,901    $      57,395
Operating expenses                           (474)         (79,500)          (13,007)         (92,981)
                                    -------------  ----------------    ---------------  --------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                       (474)         (41,006)            5,894          (35,586)
Tax benefit (provision)                       212           18,324            (2,634)          15,902
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $        (262)   $     (22,682)    $       3,260    $     (19,684)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Pension withdrawal liability        $           -    $      (2,500)    $           -    $      (2,500)
Occupancy related costs                         -          (25,077)                -          (25,077)
Severance and benefits                          -           (7,138)                -           (7,138)
Non-accruable inventory costs                   -             (692)                -             (692)
Non-accruable closing costs                  (474)             451              (320)            (343)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $        (474)   $     (34,956)    $        (320)   $     (35,750)
                                    ---------------  ----------------  ---------------  ----------------


Loss on disposal of
       discontinued businesses
Gain on sale of fixed assets        $           -    $           -     $           -    $           -
Fixed asset impairments                         -           (3,751)                -           (3,751)
Loss on disposal of
                                    ---------------  ----------------  ---------------  ----------------
   discontinued businesses, before
   tax                                          -           (3,751)                -           (3,751)
Tax provision                                   -           (3,160)                -           (3,160)
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $      (6,911)    $           -    $      (6,911)
                                    ===============  ================  ===============  ================





                                                      28 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            328             (774)             (593)          (1,039)
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        328             (774)             (593)          (1,039)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         328    $        (774)    $        (593)   $      (1,039)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
Severance and benefits              $        (326)    $          -     $           -    $        (326)
Non-accruable closing costs                   660             (390)             (593)            (323)
Interest accretion on present value
   of future occupancy costs                   (6)            (384)                -             (390)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         328    $        (774)    $        (593)   $      (1,039)
                                    ---------------  ----------------  ---------------  -------------



                                                      28 Weeks ended September 6, 2003
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
     discontinued businesses
Sales                               $      32,726    $     123,229     $      44,073    $     200,028
Operating expenses                        (43,464)        (175,865)          (32,357)        (251,686)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                    (10,738)         (52,636)           11,716          (51,658)
Tax benefit (provision)                     3,912           22,517            (4,733)          21,696
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $      (6,826)   $     (30,119)    $       6,983    $     (29,962)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Pension withdrawal liability        $           -    $      (6,500)    $           -    $      (6,500)
Occupancy related costs                   (3,993)          (25,387)                -          (29,380)
Non-accruable inventory costs                   -           (1,989)                -           (1,989)
Non-accruable closing costs                (3,114)          (1,837)           (1,443)          (6,394)
Gain on sale of inventory                   1,645                -                 -            1,645
Severance and benefits                     (2,635)          (8,415)                -          (11,050)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $      (8,097)   $     (44,128)    $      (1,443)   $     (53,668)
                                    ---------------  ----------------  ---------------  --------------


                                                      28 Weeks ended September 6, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Gain (loss) from disposal of
       discontinued businesses
Gain on sale of fixed assets        $      85,983    $       8,827     $           -    $      94,810
Fixed asset impairments                         -          (18,968)                -          (18,968)
Gain (loss) on disposal of
                                    -------------    -------------     -------------    ----------------
   discontinued businesses, before
   tax                                     85,983          (10,141)                -           75,842
Tax provision                             (30,997)            (856)                -          (31,853)
                                    -------------    ----------------  -------------    ----------------
Gain (loss) disposal of discontinued
   businesses, net of tax           $      54,986    $     (10,997)    $           -    $      43,989
                                    =============    ================  =============    ================


Northern New England
--------------------
As previously stated, as part of our strategic plan we decided, in February 2003, to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. As a result of these sales, we generated proceeds of $117.5 million, resulting in a gain of $86.0 million ($55.0 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 28 weeks ended September 6, 2003. In addition, as part of the exit of this business, we reported a loss of $0.5 million ($0.3 million after tax) and $10.7 million ($6.8 million after tax) for the 12 and 28 weeks ended September 6, 2003, respectively, which were included in "Income (loss) from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for those periods. During the 12 and 28 weeks ended September 11, 2004, we recorded gains of $0.7 million and $0.3 million, respectively, primarily due to favorable results of winding down this business.

The following table summarizes the reserve activity related to the exit of the northern New England market since the charge was recorded:

                                                                     Severance
                                                                        and
                                           Occupancy                 Benefits               Total
                                           ---------                 ----------            -------


   Fiscal 2003 charge (1)                    $3,993                   $2,670               $6,663
   Additions (2)                                  6                        -                    6
   Utilization (3)                           (3,547)                  (2,612)              (6,159)
                                            --------                  -------             --------
   Balance at
       February 28, 2004                        452                       58                  510
   Additions (2)                                  6                      326                  332
   Utilization (3)                              (25)                    (384)                (409)
                                            --------                  -------             --------
   Balance at
       September 11, 2004                   $   433                   $    -              $   433
                                            =======                   ======              ========


   (1) The fiscal 2003 charge to occupancy consists of $4.0 million related to future expected occupancy costs such as rent, common area maintenance and real estate taxes. The addition to occupancy represents the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The fiscal 2003 charge to severance and benefits of $2.7 million related to severance to be paid to employees terminated as a result of our exit from the northern New England market.
   (2) The additions to occupancy represents the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
   (3) Occupancy utilization represents vacancy related payments for closed locations. Severance and benefits utilization represents payments made to terminated employees during the period.



As of September 11, 2004, we had paid approximately $3.0 million in severance and benefits costs, which resulted from the termination of approximately 300 employees.

At September 11, 2004, $0.1 million of the northern New England exit reserves was included in "Other accruals" and $0.3 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $0.4 million as of September 11, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Kohl's Market
-------------
As previously stated, as part of our strategic plan we decided to exit the Madison and Milwaukee, Wisconsin markets, which comprised our Kohl's banner.

As a result of the Madison sales, we generated proceeds of $20.1 million, resulting in a gain of $8.8 million ($5.6 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for the 28 weeks ended September 6, 2003.

As a result of the decision to exit Milwaukee, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property, plant and equipment at the remaining Kohl's locations of $3.8 million and $18.9 million during the 12 and 28 weeks ended September 6, 2003, respectively. This net loss is also included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for those periods.

As a result of the closure and impending sale of certain Milwaukee locations, we recorded exit costs net of the results of these businesses while they were open of $41.0 million and $52.6 million for the 12 and 28 weeks ended September 6, 2003. These charges are detailed in the tables above and are included in "Income
(loss) from operations of discontinued businesses, net of tax" in our Consolidated Statements of Operations for those periods. During the 12 and 28 weeks ended September 11, 2004, we recorded charges of $0.4 million and $0.8 million, respectively, primarily due to residual costs of winding down this business.

The following table summarizes the reserve activity since the charge was recorded:

                                                         Severance
                                                            and            Fixed
                                       Occupancy         Benefits         Assets            Total
                                       ---------       -----------      -----------     -----------

   Fiscal 2003 charge (1)                 $25,487        $13,062           $18,968        $57,517
   Additions (2)                              352              -                 -            352
   Utilization (3)                         (5,342)        (8,228)          (18,968)       (32,538)
   Adjustments (4)                         (1,458)                 -             -         (1,458)
                                         --------       ----------------  --------       ---------
   Balance at
       February 28, 2004                   19,039          4,834                 -         23,873
   Additions (2)                              384              -                 -            384
   Utilization (3)                         (2,309)        (1,614)                -         (3,923)
                                         --------       --------          --------       --------
   Balance at
       September 11, 2004                $17,114        $  3,220          $      -        $20,334
                                         ========       ========          ========       ========

   (1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal 2003 charge to property of $18.9 million represents the impairment losses at certain
       Kohl's locations.
   (2) The additions to occupancy represents the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
   (3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
   (4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million.



As of September 11, 2004, we had paid approximately $9.8 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 2,000 employees. The remaining severance liability relates to future obligations for early withdrawal from multi-employer union pension plans which will be paid by mid-2006, and individual severance payments which will be paid by the end of fiscal 2004.

At September 11, 2004, $6.7 million of the Kohl's exit reserves was included in "Other accruals" and $13.6 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $20.3 million as of September 11, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Eight O'Clock Coffee
--------------------
During the second half of fiscal 2003, we completed the sale of our Eight O'Clock Coffee business, generating gross proceeds of $107.5 million and a gain of $85.0 million ($49.3 million after tax). The sale of the coffee business also included a contingent note for up to $20.0 million, the value and payment of which is based upon certain elements of the future performance of the Eight O'Clock Coffee business and therefore is not included in the gain. During the 12 and 28 weeks ended September 6, 2003, we incurred costs of $0.3 million and $1.4 million related to the pending sale. During the 12 and 28 weeks ended September 11, 2004, we incurred costs of nil and $0.6 million related to winding down this business subsequent to the sale during the latter half of fiscal 2003.


7.  Asset Disposition Initiative

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

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                12 Weeks Ended September 11, 2004                 12 Weeks Ended September 6, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project       2001         Farmer                  Project       2001        Farmer
                           Great       Asset         Jack                     Great        Asset        Jack
                          Renewal    Disposition Restructuring   Total       Renewal    Disposition  Restructuring     Total
                         --------   ------------ -------------  ---------  -----------  -----------  -------------   ---------

   Balance Sheet accruals
   PV interest           $    446   $       568  $       158    $   1,172  $       592  $       714  $         -     $   1,306
   Total accrued to
                         --------   -----------  -----------    ---------  -----------  -----------  -----------     ---------
     balance sheets           446           568          158        1,172          592          714            -         1,306
                         --------   -----------  -----------    ---------  -----------  -----------  -----------     ---------

   Occupancy reversals          -             -            -            -            -       (6,778)           -        (6,778)
   Additional severance         -             -            -            -            -          955            -           955
   Adjustments to
                         --------   -----------  -----------    ---------  -----------  -----------  -----------     ---------
     balance sheets             -             -            -            -            -       (5,823)           -        (5,823)
                         --------   -----------  -----------    ---------  -----------  -----------  -----------     ---------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -             -            -            -            -          422            -          422
   Inventory markdowns          -             -            -            -            -            -            -            -
   Closing costs                -             -            9            9            -            -            -            -
                         --------   -----------  -----------    ---------  -----------  -----------  -----------  -----------
   Total non-accruable
     items                      -             -            9            9            -          422            -          422
                         --------   -----------  -----------    ---------  -----------  -----------  -----------  -----------

     Less PV interest        (446)        (568)         (158)      (1,172)        (592)        (714)           -       (1,306)
                         ---------  -----------  ------------   ---------- ------------ -----------  -----------  -----------
Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $         -  $         9    $       9  $         -  $   (5,401)  $         -  $    (5,401)
                         ========   ===========  ===========    =========  ===========  ===========  ===========  ===========




                                28 Weeks Ended September 11, 2004                 28 Weeks Ended September 6, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project       2001         Farmer                  Project       2001        Farmer
                           Great       Asset         Jack                     Great        Asset        Jack
                          Renewal    Disposition Restructuring   Total       Renewal    Disposition  Restructuring     Total
                         --------   ------------ -------------  ---------  -----------  -----------  -------------   ---------


   Balance Sheet accruals
   PV interest           $  1,076   $     1,349  $       380   $   2,805   $     1,420  $     1,700  $         -     $   3,120
   Total accrued to
                         --------   -----------  -----------   ---------   -----------  -----------  -----------     ---------
     balance sheets         1,076         1,349          380       2,805         1,420        1,700            -         3,120
                         --------   -----------  -----------   ---------   -----------  -----------  -----------     ---------

   Occupancy reversals          -             -            -          -              -      (6,778)            -        (6,778)
   Additional severance         -             -            -          -              -          955            -           955
   Adjustments to
                         --------   -----------  -----------  ---------  -------------  -----------  -----------      ---------
     balance sheets             -             -            -          -              -      (5,823)            -        (5,823)
                         --------   -----------  -----------  ---------  -------------  -----------  -----------      ---------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -             -           90         90              -          422            -           422
   Inventory markdowns                        -          291        291              -            -            -             -
   Closing costs                -             -          689        689              -            -            -             -
                         --------   -----------  -----------  ---------  -------------  -----------  -----------     ---------
   Total non-accruable
     items                      -             -        1,070      1,070              -          422            -           422
                         --------   -----------  -----------  ---------  -------------  -----------  -----------     ---------

     Less PV interest      (1,076)      (1,349)         (380)    (2,805)       (1,420)       (1,700)           -        (3,120)
                         ---------  -----------  ------------ ---------- -------------  ------------ -----------     ---------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $         -  $     1,070  $   1,070  $          -   $   (5,401)  $         -      $ (5,401)
                         ========   ===========  ===========  =========  ============   ===========  ===========      ========



Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of September 11, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------



     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,063         13      1,076          -          -          -      1,063         13      1,076
     Utilization (2)       (3,285)       (85)    (3,370)      (433)         -       (433)    (3,718)       (85)    (3,803)
                         --------   --------   --------   ---------  --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 11, 2004    $ 29,250   $    380   $ 29,630   $  1,724   $      -   $  1,724  $  30,974  $     380  $  31,354
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $1.1 million during the 28 weeks ended September 11, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $3.4 million during the 28 weeks ended September 11, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.4 million during the 28 weeks ended September 11, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.


We paid $96.1 million of the total occupancy charges from the time of the original charges through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.8 million of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $29.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.7 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out by 2020.

None of these stores were open during either of the first or second quarters of fiscal 2003 or 2004. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At September 11, 2004 and February 28, 2004, approximately $5.6 million and $6.5 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 11, 2004 of $31.4 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of September 11, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------

     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           1,349          -      1,349          -          -          -      1,349          -      1,349
     Utilization (2)       (3,030)        13     (3,017)       (69)       (58)      (127)    (3,099)       (45)    (3,144)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 11, 2004    $ 37,903   $    388   $ 38,291   $  2,242   $      -   $  2,242  $  40,145  $     388  $  40,533
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $1.3 million during the 28 weeks ended September 11, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were expensed as earned.
(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $3.0 million during the 28 weeks ended September 11, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 28 weeks ended
         September 11, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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




We paid $36.2 million ($33.5 million in the U.S. and $2.7 million in Canada) of the total occupancy charges from the time of the original charges through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $26.0 million ($17.0 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $38.3 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.2 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At September 11, 2004 and February 28, 2004 approximately $12.4 million and $12.0 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:



                                                           12 Weeks Ended                     28 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Sept. 11, 2004    Sept. 6, 2003    Sept. 11, 2004    Sept. 6, 2003
                                                   --------------    -------------    --------------    -------------


                  Sales                            $           -     $           -    $           -     $         316
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $           -    $           -     $         (72)
                                                   =============     =============    =============     ==============



Based upon current available information, we evaluated the reserve balances as of September 11, 2004 of $40.5 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal
2003), excluding PV interest, we recorded costs in the 12 and 28 weeks ended September 11, 2004 of nil and $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"), respectively, as follows:

                                   12 Weeks Ended           28 Weeks Ended
                                 September 11, 2004       September 11, 2004
                                 ------------------       ------------------
    Occupancy related              $            -           $            -
    Severance and benefits                      -                        -
    Property writedowns                         -                       90
    Inventory markdowns                         -                      291
    Nonaccruable closing costs                  9                      689
                                   --------------           --------------
    Total charges                  $            9           $        1,070
                                   ==============           ==============

As of September 11, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writedowns as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                                    Severance
                                                                       and
                                  Occupancy        Benefits           Total
                                ------------    -------------      -----------

     Original charge (1)        $     20,999    $       8,930      $   29,929
     Addition (1)                         56                -              56
     Utilization (2)                  (1,093)          (4,111)         (5,204)
                                ------------    -------------      ----------
     Balance at
        February 28, 2004       $     19,962    $       4,819      $   24,781
     Addition (1)                        380                -             380
     Utilization (2)                  (3,530)          (4,235)         (7,765)
                                ------------    -------------      ----------
     Balance at
        Sept. 11, 2004          $     16,812    $         584      $   17,396
                                ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 28 weeks ended September 11, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.

(2) Occupancy utilization of $1.1 million and $3.5 million during fiscal 2003 and the 28 weeks ended September 11, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.2 million during fiscal 2003 and the 28 weeks ended September 11, 2004, respectively, represent payments made to terminated employees during the period.

We paid $4.6 million of the total occupancy charges from the time of the original charge through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.3 million of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $16.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $0.6 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:



                                                           12 Weeks Ended                     28 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Sept. 11, 2004    Sept. 6, 2003    Sept. 11, 2004    Sept. 6, 2003
                                                   --------------    -------------    --------------    -------------


                  Sales                            $           -     $      12,390    $       2,433     $      29,356
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $     (2,270)    $         (43)    $      (4,749)
                                                   =============     =============    ==============    ==============



At September 11, 2004 and February 28, 2004, approximately $2.3 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $17.4 million as of September 11, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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



                                                                             For the 12 Weeks Ended
                                                                ---------------------------------------------------
                                                                September 11, 2004              September 6, 2003
                                                                ---------------------------------------------------
                                                                U.S.         Canada            U.S.        Canada
                                                                -------      ------          --------     --------


Service cost                                                  $     836    $   1,976         $    742     $   1,575
Interest cost                                                     1,963        2,955            2,069         2,668
Expected return on plan assets                                   (2,282)      (3,823)          (4,868)       (3,428)
Amortization of unrecognized net transition asset                    (3)           -               (3)         (101)
Amortization of unrecognized net prior service cost                  22          109               33            76
Amortization of unrecognized net (gain) loss                        (30)         433            2,511           133
Administrative expenses and other *                               2,825           63                -            58
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   3,331    $   1,713         $    484     $     981
                                                              =========    =========         ========     =========


                                                                             For the 28 Weeks Ended
                                                                ---------------------------------------------------
                                                                September 11, 2004              September 6, 2003
                                                                -------------------          ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                                ------       ------          --------     ---------

Service cost                                                  $   1,951    $   4,549         $  1,731     $   3,674
Interest cost                                                     4,580        6,803            4,828         6,225
Expected return on plan assets                                   (5,325)      (8,802)         (11,358)       (7,997)
Amortization of unrecognized net transition asset                    (7)           -               (7)         (234)
Amortization of unrecognized net prior service cost                  51          252               77           177
Amortization of unrecognized net (gain) loss                        (70)         998            5,858           309
Administrative expenses and other *                               2,825          144                -           134
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   4,005    $   3,944         $  1,129     $   2,288
                                                              =========    =========         ========     =========




* During fiscal 2004, it came to our attention that one of our Taft-Hartley U.S. defined benefit pension plans that was previously recorded off balance sheet as a multiemployer plan was entirely sponsored by our Company. In accordance with SFAS 87, "Employers' Accounting for Pensions" ("SFAS 87"), the funded status of single employer defined benefit plans is to be recorded on balance sheet with net pension income or cost recorded each quarter since the adoption of SFAS 87. Given (i.) the lack of employee data needed to calculate the funded status of the plan at each balance sheet date since the adoption of SFAS 87, (ii.) the inability to determine if the plan would have had unrecognized actuarial gains and losses during the past several years in question, and (iii.) as the difference between actual net pension cost recognized in our Consolidated Statements of Operations and net pension cost that should have been recorded per SFAS 87 was not significant to each of the past three years, an adjustment of $2.8 million was made to record the plan's funded status (i.e., net liability) at the latest measurement date on our Consolidated Balance Sheet at September 11, 2004. The impact of this adjustment was not significant to the second quarter and fiscal 2004 as well as to the prior periods to which it relates.

Contributions
We previously disclosed in our consolidated financial statements for the year ended February 28, 2004, that we expected to contribute $2.0 million in cash to our defined benefit plans in fiscal 2004. As of September 11, 2004, we only expect to contribute approximately $0.6 million to our plans in fiscal 2004.


Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. The components of net postretirement benefits (income) cost are as follows:



                                                                             For the 12 Weeks Ended
                                                                -------------------------------------------------
                                                                September 11, 2004              September 6, 2003
                                                                -------------------            ------------------
                                                                U.S.         Canada            U.S.        Canada
                                                                ----         ------            ----        ------



Service cost                                                  $      66    $      57         $     55     $      86
Interest cost                                                       268          151              298           232
Prior service cost                                                 (311)        (121)            (305)           (9)
Amortization of (gain) loss                                        (110)          81              (83)           68
                                                              ---------    ---------         ---------    ---------
     Net postretirement benefits (income) cost                $     (87)   $     168         $    (35)    $     377
                                                              ==========   =========         =========    =========


                                                                             For the 28 Weeks Ended
                                                              -----------------------------------------------------
                                                                September 11, 2004              September 6, 2003
                                                              ----------------------         ---------    ---------
                                                                U.S.         Canada            U.S.        Canada
                                                              ----------   ---------         ---------    ---------

Service cost                                                  $     154    $     129         $    127     $     200
Interest cost                                                       659          348              695           543
Prior service cost                                                 (725)        (277)            (711)          (20)
Amortization of (gain) loss                                        (194)         186             (194)          159
                                                              ---------    ---------         ---------    ---------
     Net postretirement benefits (income) cost                $    (106)   $     386         $    (83)    $     882
                                                              ==========   =========         =========    =========




In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2"), which is effective for public companies the first interim or annual period beginning after June 15, 2004 (the quarter ended September 11, 2004 for our Company).

We performed a measurement of the effects of the Act on our accumulated postretirement benefit obligation ("APBO") as of April 20, 2004 for a closed group of retirees. Our Company and our actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the plan were at least actuarially equivalent to Medicare Part D, and, accordingly, we expect to be entitled to the Federal subsidy in all years after 2005.

We are adopting the provisions of the Act prospectively beginning in our second quarter of fiscal 2004 and have incorporated the required disclosure provisions into our consolidated financial statements. As a result of the Act, our APBO as of the beginning of the second quarter decreased by $1.9 million. This change in the APBO due to the Act is treated as an actuarial gain. In measuring the $1.9 million APBO impact of the Act, we projected that the future Federal subsidies we would receive approximates 25% of our Company's projected prescription drug costs under our plan.

The effect of applying FAS 106-2 had no cumulative effect on our Company's retained earnings as of February 28, 2004. Accordingly, we reported net postretirement benefits income of $72 for the 28 weeks ended September 11, 2004, representing the second quarter's portion of the annual reduction under the Act. Had the effect of FAS 106-2 been applied retroactively to the beginning of fiscal 2004, net postretirement benefits income for the first quarter ended June 19, 2004 would have increased by $96.


9.   Stock Based Compensation

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

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                                         12 Weeks Ended                          28 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                                    Sept. 6, 2003                           Sept. 6, 2003
                                               Sept. 11, 2004       (As Restated)      Sept. 11, 2004       (As Restated)
                                               --------------    ----------------    -----------------    ------------------


Net loss, as reported:                         $      (64,202)    $       (83,687)    $     (107,048)     $      (71,742)
     Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects          (858)             (1,422)            (2,145)             (3,543)
                                               ---------------    ----------------    ---------------     ---------------
     Pro forma net loss                        $      (65,060)    $       (85,109)    $     (109,193)     $      (75,285)
                                               ===============    ================    ===============     ===============

    Net loss per share - basic and diluted:
         As reported                           $        (1.67)      $     (2.17)      $        (2.78)     $        (1.86)
         Pro forma                             $        (1.69)      $     (2.21)      $        (2.83)     $        (1.95)




The pro forma effect on net loss and net loss per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.


The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                                         12 Weeks Ended                          28 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                  Sept. 11,           Sept. 6,            Sept. 11,           Sept. 6,
                                                    2004                2003                2004                2003
                                               ---------------    ----------------    ---------------     ---------------


         Expected life                             7 years             7 years             7 years             7 years

         Volatility                                   53%                 49%                 53%                49%

         Risk-free interest rate range           3.82%-4.37%         2.71%-4.01%         3.20%-4.41%         2.71%-4.01%


10.  Operating Segments

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

Interim information on segments is as follows:


                                                     12 Weeks Ended                              28 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                           September 11,         September 6,          September 11,         September 6,
                                               2004                  2003                  2004                  2003
                                        ------------------    ------------------    -----------------     -----------------

Sales
     United States                      $        1,708,460    $        1,727,485    $       3,938,110     $       3,975,158
     Canada                                        782,099               737,273            1,832,748             1,718,123
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,490,559    $        2,464,758    $       5,770,858     $       5,693,281
                                        ==================    ==================    =================     =================

Sales by category
     Grocery (1)                        $        1,625,208    $        1,624,332    $       3,780,163     $       3,778,398
     Meat (2)                                      530,987               503,316            1,204,478             1,148,226
     Produce (3)                                   334,364               337,110              786,217               766,657
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,490,559    $        2,464,758    $       5,770,858     $       5,693,281
                                        ==================    ==================    =================     =================

Depreciation and amortization
     United States                      $           47,852    $           50,002    $         110,364     $         119,403
     Canada                                         14,545                13,001               33,155                29,377
                                        ------------------    ------------------    -----------------     -----------------
         Total Segments                             62,397                63,003              143,519               148,780
              Discontinued operations                 -                     -                     -                   1,551
                                        ------------------    ------------------    -----------------     -----------------
                  Total Company         $           62,397    $           63,003    $         143,519     $         150,331
                                        ==================    ==================    =================     =================



                                                     12 Weeks Ended                              28 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                           September 11,         September 6,          September 11,         September 6,
                                               2004                  2003                  2004                  2003
                                        ------------------    ------------------    -----------------     -----------------

Loss from operations
     United States                      $          (28,085)   $          (36,191)   $         (50,780)    $         (68,548)
     Canada                                        (16,423)               16,149               (2,348)               37,896
                                        -------------------   ------------------    ------------------    -----------------
         Total Company                  $          (44,508)   $          (20,042)   $         (53,128)    $         (30,652)
                                        ==================    ===================   ==================    ==================

Loss from continuing
   operations before income taxes
     United States                      $          (48,088)   $          (51,958)   $         (94,983)    $        (106,479)
     Canada                                        (18,072)               14,991               (7,182)               34,524
                                        -------------------   ------------------    ------------------    -----------------
         Total Company                  $          (66,160)   $          (36,967)   $        (102,165)    $         (71,955)
                                        ==================    ==================    =================     =================

Capital expenditures
     United States                      $           26,465    $            7,249    $          66,664     $          46,314
     Canada                                         15,486                11,666               30,778                29,550
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           41,951    $           18,915    $          97,442     $          75,864
                                        ==================    ==================    =================     =================

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.
(2)  The meat category includes meat, deli, bakery and seafood.
(3)  The produce category includes produce and floral.



                                                                                                          February 28, 2004
                                                                                      September 11,          (As Restated
                                                                                           2004               See Note 3)
                                                                                    -----------------     -----------------
Total assets
     United States                                                                  $       1,946,659     $       2,011,165
     Canada                                                                                   824,248               772,651
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,770,907     $       2,783,816
                                                                                    =================     =================



11. Commitments and Contingencies

On October 1, 2004, our Company announced that we had reached a settlement, subject to court approval, of the previously disclosed Canadian class action lawsuit, captioned 1176560 Ontario Limited, 1184883 Ontario Inc. and 1205427 Ontario Limited vs. The Great Atlantic & Pacific Company of Canada Limited; Ontario Superior Court of Justice, Court File No. 02 CV-227777CP, which was filed by certain franchisees of our Food Basics discount grocery operations in Ontario, Canada. The settlement was approved by the Canadian court on October 4, 2004. Under the terms of the settlement, A&P Canada will pay approximately $32 million (pre-tax), representing payment for damages as well the repurchase of the franchise shares. The transaction is scheduled to be completed during the third quarter of this fiscal year and the estimated pre-tax loss is approximately $24.7 million ($19.4 million after-tax). The estimated loss has been included in SG&A for the 12 and 28 weeks ended September 11, 2004.

As previously disclosed, the dismissal by the United States District Court for the District of New Jersey of the amended securities class action Complaint filed against our Company and certain of our officers and directors in In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (D.N.J.) (FSH), was affirmed in July 2004 by the United States Court of Appeals for the Third Circuit. The deadline by which plaintiffs could have filed with the United States Supreme Court a petition seeking a writ of certiorari challenging the Third Circuit's ruling expired in early October 2004 without plaintiffs having made such a filing.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 11, 2004 and September 6, 2003.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2004 that Management wishes to share with the reader to assist in understanding the business.
o Results of Continuing Operations and Liquidity and Capital Resources - a discussion of the following:
     - Results for the 12 weeks ended September 11, 2004 compared to the 12 weeks ended September 6, 2003 and results for the 28 weeks ended September 11, 2004 compared to the 28 weeks ended September 6, 2003;
     - The Company's Asset Disposition Initiative; and
     - Current and expected future liquidity.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 are unaudited and, in the opinion of Management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting FIN 46-R, EITF 03-10, and the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method during the first quarter of fiscal 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states, the District of Columbia, and Ontario, Canada.

Our Company's business consists of retail grocery operations, which include 630 directly managed stores and 65 franchised stores as of September 11, 2004. Operations are managed by two strategic business units ("SBUs") within the Company, A&P U.S. and A&P Canada, which are supported by central corporate functions. The chief executives of both SBUs, and the executives leading corporate functions, report directly to the Chairman of the Board, President & Chief Executive Officer of our Company.

o A&P U.S., based in Paterson, New Jersey, oversees all operations in the United States. Our conventional operations include the A&P, Waldbaum's and Food Emporium banners, which serve Metro New York; Super Fresh, which serves Philadelphia and Baltimore; Farmer Jack, which serves the greater Detroit area; and Sav-A-Center, which serves the New Orleans area. We also operate the Food Basics discount banner in several of these areas. The stores are supported by eight regional distribution centers located in the various markets in which we operate.

o A&P Canada, based in Toronto, Ontario, oversees operations across Ontario, with stores operating under the A&P, Dominion, Food Basics, Ultra Food & Drug and The Barn Market banners. A&P Canada also serves as a franchisor to certain Food Basics stores in Ontario. The stores are supported by four distribution centers.

Although the Company remained unprofitable during the quarter, we view our second quarter performance as consistent with the previous trend, with sales and operating income in our U.S. and Canadian operations, excluding the costs of settling the Canadian lawsuit (refer to Note 11 - Commitments and Contingencies for further discussion of the settlement), improving slightly versus year ago, while operating cash flow was essentially flat.

Our ongoing strategies have three focal points (i.) to turn around and rebuild our U.S. business, (ii.) to maintain profitability and accelerate growth in Canada, and (iii.) to preserve our financial liquidity through strict cost control, appropriate capital spending and diligent cash management.

In the U.S., although overall comparable store sales were negative (-1.0%), we achieved year over year progress in operating income due to our continued emphasis on improvement of merchandising and operating fundamentals, expense management and productivity measures, and the ongoing development of our discount and fresh food marketing concepts for the future.

The profitability of our Canadian operations continued in the second quarter, as we improved our year-over-year sales trend with positive comparable store sales of +3.9% for Company owned stores, +2.4% for all stores. The improvement reflects the continued development of A&P Canada's fresh food marketing initiatives, which continue to differentiate our stores from conventional competitors.

Our Food Basics operation also contributed to our positive sales trend by further sharpening its low cost appeal within the competitive discount segment. Our Canadian management is fine-tuning the Food Basics format to heighten its low price, high value impact, and is executing the changes across the store network.

A recent, significant development was the settlement in late September of a class action by 29 Food Basics franchisees, which resulted in our plan to purchase 23 franchised operating units (refer to Note 11 - Commitments and Contingencies for further discussion of the settlement). The resolution of this matter eliminates a major obstacle to the growth of Food Basics in Ontario and enables us to continue developing our Canadian discount business with a larger complement of corporate-owned stores, while also strengthening the ongoing franchise operations.

Financially, we remain very focused on managing cash flow, capital spending and debt levels effectively, to ensure we have sufficient cash availability. Despite having budgeted increased capital expenditures through fiscal 2004, we continue to manage spending closely in alignment with ongoing results and the competitive environment. As a result, we have chosen to complete many of our capital expenditure projects especially in the U.S., late in this fiscal year or next year.


OUTLOOK
-------
In light of the continued lack of vibrancy in the U.S. economy, and the unknown impact of the upcoming Presidential election and related events on the immediate future, we remain conservative in our near-term outlook for both sales growth and earnings improvement.

Going forward, we continue to pursue the long-term strategies and initiatives that we believe will restore sustainable profitability in the U.S., and drive additional growth in Canada, which are as follows:

     o In the U.S., strengthen our mainstream operations with improved fresh food marketing, an improved quality image and more efficient operations; and sharpen the focus and efficiency of our expanded Food Basics discount business in the U.S.;
     o In Canada, sustain and grow our positive operating trends with continued fresh box development in mainstream operations, and the renewed and more aggressive discount impact of Food Basics, and
     o Centrally, continue to maintain liquidity with focus on cash flow generation, efficient support operations and strict cost control.

While we believe that we have opportunities for profit improvement, various uncertainties and other factors could cause us to fail to achieve these goals. These include, among others, the following:

     o Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandiser clubs, warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins.

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

     o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development and remodel costs vary from those budgeted, or if changes in financial markets negatively affect our cost of capital or our ability to access capital. Our present pace of spending indicates that our capital expenditures will be somewhat less than our original estimates for the year, due to the timing of carefully thought out expansion projects.

     o        Our ability to achieve our profit goals will be affected by (i.)
              our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and shrink reduction in our stores, (iii.) our success in generating efficiencies in our distribution centers and our administrative offices, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

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

     o We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.

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

12 WEEKS ENDED SEPTEMBER 11, 2004 COMPARED TO THE 12 WEEKS ENDED
SEPTEMBER 6, 2003
----------------------------------------------------------------

OVERALL
-------
Sales for the second quarter of fiscal 2004 were $2.5 billion consistent with the second quarter of fiscal 2003; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 0.1%. Net loss per share - basic and diluted for the second quarter of fiscal 2004 was $1.67 compared to $2.17 for the second quarter of fiscal 2003.



                                            12 Weeks            12 Weeks
                                              Ended               Ended            Favorable/
                                         Sept. 11, 2004       Sept. 6, 2003      (Unfavorable)                % Change
                                       ------------------   -----------------   ---------------           ------------------


Sales                                   $     2,490.6       $     2,464.8       $       25.8                      1.0%
Increase in comparable
     store sales for Company-operated
     stores                                       0.1%                1.1%              NA                        NA
Loss from continuing operations                 (64.5)              (57.1)              (7.4)                    (13.0%)
Income (loss) from discontinued
     operations                                   0.3               (26.6)              26.9                     101.1%
Net loss                                        (64.2)              (83.7)              19.5                      23.3%
Net loss per share                              (1.67)              (2.17)              0.50                      23.0%



SALES
-----
Sales for the second quarter of fiscal 2004 of $2,490.6 million increased
$25.8 million or 1.0% from sales of $2,464.8 million for second quarter of fiscal 2003. The higher sales were due to an increase in Canadian sales of $44.8 million partially offset by a decrease in U.S. sales of $19.0 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the second quarter of fiscal 2004 and the second quarter of fiscal 2003:



                                        12 Weeks Ended         12 Weeks Ended
                                        Sept. 11, 2004          Sept. 6, 2003         (Decrease) Increase             % Change
                                      -----------------     -------------------    ----------------------        ------------------

United States                         $     1,708.5         $      1,727.5         $          (19.0)                    (1.1%)
Canada                                        782.1                  737.3                     44.8                      6.1
                                      -----------------     -----------------      --------------------          ------------------
Total                                 $     2,490.6         $      2,464.8         $           25.8                      1.0%
                                      =================     =================      ====================          ==================


The following details the dollar impact of several items affecting the increase in sales by operating segment from the second quarter of fiscal 2003 to the second quarter of fiscal 2004:



                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales         Total
                                        -------------  --------------  -------------  -------------  -----------

United States                           $      65.2    $     (67.5)    $       -      $     (16.7)   $     (19.0)
Canada                                         81.2          (74.3)           22.3           15.6           44.8
                                        -------------  --------------  -------------  -------------  -----------
       Total                            $     146.4    $    (141.8)    $      22.3    $      (1.1)   $      25.8
                                        =============  ==============  =============  =============  ===========



The decrease in U.S. sales was primarily attributable to the closing of 27 stores since the beginning of the second quarter of fiscal 2003, of which 9 were closed in fiscal 2004, decreasing sales by $67.5 million, and the decrease in comparable store sales for the second quarter of fiscal 2004 of $16.7 million or -1.0% as compared with the second quarter of fiscal 2003. This decrease was partially offset by the opening or re-opening of 20 new stores since the beginning of the second quarter of fiscal 2003, of which 15 were opened or re-opened in fiscal 2004, increasing sales by $65.2 million. Included in the 27 stores closed since the beginning of the second quarter of fiscal 2003 were 6 stores closed as part of the asset disposition initiative as discussed in Note 7 of our Consolidated Financial Statements.

The increase in Canadian sales was primarily attributable to the opening or re-opening of 13 stores since the beginning of the second quarter of fiscal 2003, of which 4 were opened or re-opened in fiscal 2004, increasing sales by $81.2 million, the favorable effect of the Canadian exchange rate, which increased sales by $22.3 million, and the increase in comparable store sales for the second quarter of fiscal 2004 of $15.6 million or 2.4% for Company-operated stores and franchised stores combined, as compared to the second quarter of fiscal 2003. These increases were partially offset by the closure of 19 stores since the beginning of the second quarter of fiscal 2003, of which 11 were closed in fiscal 2004, decreasing sales by $74.3 million.

Average weekly sales per supermarket for the U.S. were approximately $325,500 for the second quarter of fiscal 2004 versus $277,800 for the corresponding period of the prior year, an increase of 17.2% primarily due to the impact of openings and closings with net higher average weekly sales. Average weekly sales per supermarket for Canada were approximately $212,200 for the second quarter of fiscal 2004 versus $193,400 for the corresponding period of the prior year, an increase of 9.7%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Gross margin as a percentage of sales decreased 11 basis points to 27.93% for the second quarter of fiscal 2004 from 28.04% for the second quarter of fiscal 2003. This 11 basis point decrease was caused by the increase in Canadian sales as a percentage of our total as Canada has a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.



                                          12 Weeks Ended                                    12 Weeks Ended
                                        September 11, 2004                                 September 6, 2003
                           --------------------------------------------      --------------------------------------------


                           Gross Margin                   Rate to Sales%     Gross Margin                  Rate to Sales%
                           ------------                   -------------      ------------                  --------------

United States              $      506.8                       29.66%         $      508.8                       29.46%
Canada                            188.7                       24.13                 182.3                       24.72
                           ------------                   -------------      ------------                  --------------
       Total               $      695.5                       27.93%         $      691.1                       28.04%
                           ============                   =============      =============                 ===============



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the second quarter of fiscal 2003 to the second quarter of fiscal 2004:




                                Sales Volume         Gross Margin Rate            Exchange Rate              Total
                             ------------------      -----------------          -----------------       ---------------

United States                  $       (5.6)           $         3.6              $          -            $     (2.0)
Canada                                  2.3                     (4.3)                      8.4                   6.4
                               ----------------        ----------------           --------------          -------------

Total                          $       (3.3)           $        (0.7)             $        8.4            $      4.4
                               ================        ================           ==============          =============


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense ("SG&A"), by operating segment, in dollars and as a percentage of sales for the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003. SG&A expense was $740.0 million or 29.71% for the second quarter of fiscal 2004 as compared to $711.1 million or 28.85% for the second quarter of fiscal 2003.



                                          12 Weeks Ended                                    12 Weeks Ended
                                          Sept. 11, 2004                                     Sept. 6, 2003
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------

United States                  $      534.9                  31.31%               $      545.0                  31.55%
Canada                                205.1                  26.23                       166.1                  22.53
                               --------------          ---------------            --------------          -----------------
       Total                   $      740.0                  29.71%               $      711.1                  28.85%
                               ==============          ===============            ==============          ==============



The increase in total SG&A as a percentage of sales is driven by the costs of settling the Canadian lawsuit of $24.7 million (refer to Note 11 - Commitments and Contingencies for further discussion of the settlement) partially offset by the increase in Canadian sales as a percentage of our total as Canada has a lower SG&A rate.

The U.S. had overall favorability of 24 basis points. While part of the improvement in the U.S. is due to the increase in Food Basics as a percentage of U.S. sales, most of the favorability is due to very tight cost controls. Categories in which the U.S. experienced cost improvements include advertising due to less spend ($6.6 million), labor ($4.5 million), and corporate administrative expenses due to increased information technology charges to Canada ($3.6 million).

The increase in SG&A in Canada of $39.0 million is primarily due to the costs of settling the Canadian lawsuit of $24.7 million, an increase in labor of $5.1 million due mainly to increased sales, an increase in occupancy of $2.8 million as a result of the opening of new stores, increased group overhead mainly due to information technology costs previously charged to the U.S. now charged to Canada of $4.1 million and an increase in store conversion costs of $1.8 million.

Included in SG&A for the second quarter of fiscal 2003 were net gains of $5.2 million primarily relating to favorable lease terminations previously reserved for as part of our asset disposition initiative as described in Note 7 of our Consolidated Financial Statements.

During the second quarter of fiscal 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. There were no such amounts recorded during the second quarter of fiscal 2003.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the second quarter of fiscal 2004 and 2003, we recorded impairment losses on property, plant and equipment of $0.8 million and $0.5 million, respectively, related to United States stores that were or will be closed in the normal course of business. These amounts are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $22.1 million for the second quarter of fiscal 2004 increased from the prior year amount of $17.9 million due primarily to higher interest expense resulting from our on balance sheet financing obligations (sale leaseback of Company-owned properties) entered into in the fourth quarter of fiscal 2003 of approximately $3.9 million. This impact was partially offset by lower interest from lower borrowings of approximately $0.4 million.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the second quarter of fiscal 2004 was $1.6 million (a $1.0 million provision for our U.S. operations and a $2.6 million benefit from our Canadian operations) compared to a $20.1 million provision for income taxes from continuing operations for the second quarter of fiscal 2003 (a $14.1 million provision for our U.S. operations and a $6.0 million provision for our Canadian operations). Our U.S. tax provision for continuing operations for the second quarter of fiscal 2003 was offset by a tax benefit provided on discontinued operations of $12.7 million in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". Consistent with prior year, we continue to record a valuation allowance in an amount that would reduce our U.S. deferred tax asset to the amount that is more likely than not to be realized.

For the second quarter of fiscal 2004, our effective income tax rate of 2.4% changed from the effective income tax rate of 54.5% in the second quarter of fiscal 2003 as follows:



                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 11, 2004                    September 6, 2003
                                    ---------------------------------  ---------------------------------



                                    Tax (Provision)      Effective     Tax (Provision)    Effective
                                       Benefit            Tax Rate        Benefit          Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (1,035)           1.6%      $     (14,117)          38.2%
Canada                                      2,649           (4.0%)            (6,008)          16.3%
                                    ---------------  ----------------  --------------   ----------------
                                    $       1,614           (2.4%)     $     (20,125)          54.5%
                                    ===============  ================  ===============  ================



The decrease in our effective tax rate was primarily due to the absence of a tax provision recognized from continuing operations. As discussed above, $12.7 million of provision was recognized in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2004, where no provision was recognized. The remaining provisions recorded in the U.S. of $1.0 million and $1.4 million for the second quarters of fiscal 2004 and 2003, respectively, represent state and local taxes. In addition, the decrease in our effective tax rate resulted from the impact of the higher mix of Canadian loss from continuing operations as a percentage of our Company's loss from continuing operations in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The income from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2004 was $0.3 million as compared to a loss from operations of discontinued businesses, net of tax, of $19.7 million for the second quarter of fiscal 2003 and is detailed by business as follows:




                                                      12 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            699             (352)               (3)             344
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        699             (352)               (3)             344
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         699    $        (352)    $          (3)   $         344
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Non-accruable closing costs         $         702    $        (192)    $          (3)   $         507
Interest accretion on present value of
   future occupancy costs                      (3)            (160)                -             (163)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         699    $        (352)    $          (3)   $         344
                                    ---------------  ----------------  ---------------  -------------





                                                      12 Weeks ended September 6, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


(Loss) income from operations of
     discontinued businesses
Sales                               $           -    $      38,494     $      18,901    $      57,395
Operating expenses                           (474)         (79,500)          (13,007)         (92,981)
                                    -------------  ----------------    ---------------  --------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                       (474)         (41,006)            5,894          (35,586)
Tax benefit (provision)                       212           18,324            (2,634)          15,902
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $        (262)   $     (22,682)    $       3,260    $     (19,684)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Pension withdrawal liability        $           -    $      (2,500)    $           -    $      (2,500)
Occupancy related costs                         -          (25,077)                -          (25,077)
Severance and benefits                          -           (7,138)                -           (7,138)
Non-accruable inventory costs                   -             (692)                -             (692)
Non-accruable closing costs                  (474)             451              (320)            (343)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $        (474)   $      (34,956)   $        (320)   $      (35,750)
                                    ---------------  ----------------  ---------------  ----------------



The loss on disposal of discontinued operations, net of tax, was nil for the second quarter of fiscal 2004 as compared to $6.9 million for the second quarter of fiscal 2003 and is detailed by business as follows:




                                                      12 Weeks ended September 6, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Loss on disposal of
       discontinued businesses
Gain on sale of fixed assets        $           -    $           -     $           -    $           -
Fixed asset impairments                         -           (3,751)                -           (3,751)
Loss on disposal of
                                    ---------------  ----------------  ---------------  ----------------
   discontinued businesses, before
   tax                                          -           (3,751)                -           (3,751)
Tax provision                                   -           (3,160)                -           (3,160)
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $      (6,911)    $           -    $      (6,911)
                                    ===============  ================  ===============  ================



28 WEEKS ENDED SEPTEMBER 11, 2004 COMPARED TO THE 28 WEEKS ENDED
SEPTEMBER 6, 2003
----------------------------------------------------------------

OVERALL
-------
Sales for the 28 weeks ended September 11, 2004 were $5.8 billion, compared with $5.7 billion for the 28 weeks ended September 6, 2003; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 0.6%. Net loss per share - basic and diluted for the 28 weeks ended September 11, 2004 was $2.78 compared to $1.86 for the 28 weeks ended September 6, 2003.



                                           28 Weeks           28 Weeks
                                             Ended              Ended            Favorable /
                                        Sept. 11, 2004       Sept. 6, 2003      (Unfavorable)           % Change
                                       ----------------     ---------------     --------------      ------------------


Sales                                   $     5,770.8       $     5,693.3       $       77.5                 1.4%
Increase in comparable store
     sales for Company- operated
     stores                                       0.6%                0.4%              NA                  NA
Loss from continuing operations                (106.0)              (77.7)             (28.3)              (36.4%)
(Loss) income from discontinued operations       (1.0)               14.0              (15.0)             (107.1%)
Cumulative effect of a change in
     accounting principle - FIN 46-R                -                (8.0)               8.0               100%
Net loss                                       (107.0)              (71.7)             (35.3)              (49.2%)
Net loss per share                              (2.78)              (1.86)             (0.92)              (49.5%)




Included in our results for the 28 weeks ended September 11, 2004 was a $1.1 million charge ($0.03 per share) relating to our Farmer Jack restructuring program as described in Note 7 of our Consolidated Financial Statements.

SALES
-----
       Sales for the 28 weeks ended September 11, 2004 of $5,770.8 million increased $77.5 million or 1.4% from sales of $5,693.3 million for 28 weeks ended September 6, 2003. The higher sales were due to an increase in Canadian sales of $114.6 million partially offset by a decrease in U.S. sales of $37.1 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the 28 weeks ended September 11, 2004 and the 28 weeks ended September 6, 2003:



                                        28 Weeks Ended       28 Weeks Ended
                                        Sept. 11, 2004        Sept. 6, 2003         (Decrease) Increase              % Change
                                      -----------------     ----------------       ----------------------        ------------------

United States                         $     3,938.1         $      3,975.2         $          (37.1)                  (0.9%)
Canada                                      1,832.7                1,718.1                    114.6                    6.7
                                      -----------------     -----------------      --------------------         ------------------
Total                                 $     5,770.8         $      5,693.3         $           77.5                    1.4%
                                      =================     =================      ====================         ==================


The following details the dollar impact of several items affecting the increase in sales by operating segment from the 28 weeks ended September 6, 2003 to the 28 weeks ended September 11, 2004:



                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales         Total
                                        -------------  --------------  -------------  -------------  -----------


United States                           $     130.3    $    (160.9)    $       -      $      (6.5)   $     (37.1)
Canada                                        195.3         (158.1)           59.8           17.6          114.6
                                        -------------  --------------  -------------  -------------  ----------------
       Total                            $     325.6    $    (319.0)    $      59.8    $      11.1    $      77.5
                                        =============  ==============  =============  =============  ================



The decrease in U.S. sales was primarily attributable to the closing of 32 stores since the beginning of fiscal 2003, of which 9 were closed in fiscal 2004, decreasing sales by $160.9 million, and the decrease in comparable store sales for the 28 weeks ended September 11, 2004 of $6.5 million or 0.2% as compared with the 28 weeks ended September 6, 2003. These decreases were partially offset by the opening or re-opening of 25 new stores since the beginning of fiscal 2003, of which 15 were opened or re-opened in fiscal 2004, increasing sales by $130.3 million. Included in the 32 stores closed since the beginning of fiscal 2003 were 6 stores closed as part of the asset disposition initiative as discussed in Note 7 of our Consolidated Financial Statements.

The increase in Canadian sales was primarily attributable to the opening or re-opening of 16 stores since the beginning of fiscal 2003, of which 4 were opened or re-opened in fiscal 2004, increasing sales by $195.3 million, the favorable effect of the Canadian exchange rate, which increased sales by $59.8 million, and the increase in comparable store sales for the 28 weeks ended September 11, 2004 of $17.6 million or 1.2% for Company-operated stores and franchised stores combined, as compared to the 28 weeks ended September 6, 2003. These increases were partially offset by the closure of 22 stores since the beginning of 2003, of which 11 were closed in fiscal 2004, decreasing sales by $158.1 million.

Average weekly sales per supermarket for the U.S. were approximately $323,400 for the 28 weeks ended September 11, 2004 versus $298,700 for the corresponding period of the prior year, an increase of 8.3% primarily due to the impact of openings and closings with net higher average weekly sales. Average weekly sales per supermarket for Canada were approximately $210,000 for the 28 weeks ended September 11, 2004 versus $191,700 for the corresponding period of the prior year, an increase of 9.5%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the 28 weeks ended September 11, 2004 as compared to the 28 weeks ended September 6, 2003. Gross margin as a percentage of sales decreased 36 basis points to 27.99% for the 28 weeks ended September 11, 2004 from 28.35% for the second quarter of fiscal 2003. This 36 basis point decrease was caused by the increase in Canadian sales as a percentage of our total (approximately 10 basis points) and from the increase in U.S. Food Basics as a percentage of sales (approximately 26 basis points). We believe the impact on margin for changes in costs and special reductions was not significant.


                                          28 Weeks Ended                                    28 Weeks Ended
                                        September 11, 2004                                 September 6, 2003
                           --------------------------------------------      --------------------------------------------

                           Gross Margin                  Rate to Sales%      Gross Margin              Rate to Sales%
                           ------------                  --------------      ------------            -----------------

United States              $    1,173.4                        29.8%         $    1,194.6                  30.05%
Canada                           442.1                         24.12                419.6                  24.42
                           ------------                  ---------------     --------------          -----------------
       Total               $    1,615.5                        27.99%        $    1,614.2                  28.35%
                           ============                  ===============     ==============          ==================



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 28 weeks ended September 6, 2003 to the 28 weeks ended September 11, 2004:



                                Sales Volume         Gross Margin Rate            Exchange Rate              Total
                             ------------------      -----------------          -----------------       ---------------

United States                  $      (11.1)           $       (10.1)             $          -            $    (21.2)
Canada                                  4.0                     (3.5)                     22.0                  22.5
                               ----------------        ----------------           --------------          -------------
Total                          $       (7.1)           $       (13.6)             $       22.0            $      1.3
                               ================        ================           ==============          =============



       Included in the U.S. gross margin for the 28 weeks ended September 11, 2004 were costs related to our asset disposition initiative of $0.3 million, which had been incurred to mark down inventory in stores announced for closure. There were no such costs in the 28 weeks ended September 6, 2003.


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative by operating segment, in dollars and as a percentage of sales for the 28 weeks ended September 11, 2004 compared with the 28 weeks ended September 6, 2003. SG&A expense was $1,668.6 million or 28.91% for the 28 weeks ended September 11, 2004 as compared to $1,644.9 million or 28.89% for the 28 weeks ended September 6, 2003.



                                          28 Weeks Ended                                    28 Weeks Ended
                                          Sept. 11, 2004                                     Sept. 6, 2003
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------

United States                  $    1,224.1                  31.08%               $    1,263.2                  31.78%
Canada                                444.5                  24.25                       381.7                  22.22
                               --------------          ---------------            --------------          -----------------
       Total                   $    1,668.6                  28.91%               $    1,644.9                  28.89%
                               ==============          ===============            ==============          ==============



The increase in total SG&A as a percentage of sales is driven by the costs of settling the Canadian lawsuit of $24.7 million (refer to Note 11 - Commitments and Contingencies for further discussion of the settlement) partially offset by the increase in Canadian sales as a percentage of our total as Canada has a lower SG&A rate.

The U.S. had overall favorability of 70 basis points. While part of the improvement in the U.S. is due to the increase in Food Basics as a percentage of U.S. sales, most of the favorability is due to very tight cost controls. Categories in which the U.S. experienced cost improvements include advertising due to less spend ($16.5 million), utilities ($1.1 million), labor ($9.3 million), corporate administrative expenses due to increased information technology charges to Canada ($6.9 million), and severance ($1.7 million).

The increase in SG&A in Canada of $62.8 million is primarily due to the costs of settling the Canadian lawsuit of $24.7 million, an increase in labor of $13.7 million due mainly to increased sales, an increase in occupancy of $7.8 million as a result of the opening of new stores, increased group overhead of $9.1 million mainly due to information technology costs previously charged to the U.S. now charged to Canada and an increase in store conversion costs of $2.2 million.

Included in SG&A for the 28 weeks ended September 11, 2004 was a $0.8 million charge relating to our Farmer Jack restructuring program in the United States as described in Note 7 of our Consolidated Financial Statements. Included in SG&A for the 28 weeks ended September 6, 2003 were net gains of $5.2 million primarily relating to favorable lease terminations previously reserved for as part of our asset disposition initiative.

During the 28 weeks ended September 11, 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. There were no such amounts recorded during the 28 weeks ended September 6, 2003.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 28 weeks ended September 11, 2004 and September 6, 2003, we recorded impairment losses on property, plant and equipment of $0.8 million and $0.5 million, respectively, related to United States stores that were or will be closed in the normal course of business. These amounts are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
       Interest expense of $48.9 million for the 28 weeks ended September 11, 2004 increased from the prior year amount of $42.8 million due primarily to higher interest expense resulting from our on balance sheet financing obligations (sale leaseback of Company-owned properties) entered into in the fourth quarter of fiscal 2003 of approximately $9.1 million. This impact was partially offset by lower interest from lower borrowings of approximately $2.0 million.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the 28 weeks ended September 11, 2004 was $3.8 million (a $2.4 million provision for our U.S. operations and a $1.4 million provision for our Canadian operations) compared to a $5.8 million provision for income taxes from continuing operations for the 28 weeks ended September 6, 2003 (a $7.9 million benefit from our U.S. operations and a $13.7 million provision for our Canadian operations). Our U.S. tax benefit from continuing operations for the 28 weeks ended September 6, 2003 was offset by a tax provision provided on discontinued operations of $10.2 million in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". Consistent with prior year, we continue to record a valuation allowance in an amount that would reduce our U.S deferred tax asset to the amount that is more likely not to be realized.

For the 28 weeks ended September 11, 2004, our effective income tax rate of 3.8% changed from the effective income tax rate of 8.0% for the 28 weeks ended September 6, 2003 as follows:



                                                               28 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 11, 2004                    September 6, 2003
                                    ---------------------------------  ---------------------------------

                                    Tax (Provision)     Effective       Tax Benefit        Effective
                                        Benefit         Tax Rate        (Provision)         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (2,415)           2.4%      $       7,907          (11.0%)
Canada                                     (1,429)           1.4%            (13,674)          19.0%
                                    ---------------  ----------------  ---------------  ----------------
                                    $      (3,844)           3.8%      $      (5,767)           8.0%
                                    ===============  ================  ===============  ================



The decrease in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $10.2 million of benefit was recognized for the 28 weeks ended September 6, 2003 as compared to the 28 weeks ended September 11, 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $2.4 million and $2.3 million for the 28 weeks ended September 11, 2004 and September 6, 2003, respectively, represent state and local taxes. In addition, the decrease in our effective tax rate resulted from the impact of the higher mix of Canadian loss from continuing operations as a percentage of our Company's loss from continuing operations for the 28 weeks ended September 11, 2004 as compared to the 28 weeks ended September 6, 2003.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 11, 2004 was $1.0 million as compared to a loss from operations of discontinued businesses, net of tax, of $30.0 million for the 28 weeks ended September 6, 2003 and is detailed by business as follows:


                                                      28 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            328             (774)             (593)          (1,039)
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        328             (774)             (593)          (1,039)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         328    $        (774)    $        (593)   $      (1,039)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Severance and benefits              $        (326)   $           -     $           -    $        (326)
Non-accruable closing costs                   660             (390)             (593)            (323)
Interest accretion on present value
   of future occupancy costs                   (6)            (384)                -             (390)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         328    $        (774)    $        (593)   $      (1,039)
                                    ---------------  ----------------  ---------------  -------------


                                                      28 Weeks ended September 6, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
     discontinued businesses
Sales                               $      32,726    $     123,229     $      44,073    $     200,028
Operating expenses                        (43,464)        (175,865)          (32,357)        (251,686)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                    (10,738)         (52,636)           11,716          (51,658)
Tax benefit (provision)                     3,912           22,517            (4,733)          21,696
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $      (6,826)   $     (30,119)    $       6,983    $     (29,962)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Pension withdrawal liability        $           -    $      (6,500)    $           -    $      (6,500)
Occupancy related costs                   (3,993)          (25,387)                -          (29,380)
Non-accruable inventory costs                   -           (1,989)                -           (1,989)
Non-accruable closing costs                (3,114)          (1,837)           (1,443)          (6,394)
Gain on sale of inventory                   1,645                -                 -            1,645
Severance and benefits                     (2,635)          (8,415)                -          (11,050)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $      (8,097)   $     (44,128)    $      (1,443)   $     (53,668)
                                    ---------------  ----------------  ---------------  --------------



The gain on disposal of discontinued operations, net of tax, was nil for the 28 weeks ended September 11, 2004 as compared to $44.0 million for the 28 weeks ended September 6, 2003 and is detailed by business as follows:



                                                      28 Weeks ended September 6, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Gain (loss) from disposal of
       discontinued businesses
Gain on sale of fixed assets        $      85,983    $       8,827     $           -    $      94,810
Fixed asset impairments                         -          (18,968)                -          (18,968)
Gain (loss) on disposal of
                                    -------------    -------------     -------------    -------------
   discontinued businesses, before
   tax                                     85,983          (10,141)                -           75,842
Tax provision                             (30,997)            (856)                -          (31,853)
                                    -------------    ----------------  -------------    -------------
Gain (loss) disposal of discontinued
   businesses, net of tax           $      54,986    $     (10,997)    $           -    $      43,989
                                    =============    ================  =============    =============



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

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                12 Weeks Ended September 11, 2004                 12 Weeks Ended September 6, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project      2001        Farmer                   Project      2001        Farmer
                           Great       Asset        Jack                     Great       Asset        Jack
                          Renewal   Disposition Restructuring   Total       Renewal   Disposition  Restructuring  Total
                          -------   ----------- -------------  --------   ----------  -----------  ------------- --------

   Balance Sheet accruals
   PV interest           $    446   $       568  $       158  $   1,172  $       592  $       714  $         -    $ 1,306
   Total accrued to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------   --------
     balance sheets           446           568          158      1,172          592          714            -      1,306
                         --------   -----------  -----------  ---------  -----------  -----------  -----------   --------

   Occupancy reversals          -             -            -          -            -      (6,778)            -     (6,778)
   Additional severance         -             -            -          -            -          955            -        955
   Adjustments to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------   --------
     balance sheets             -             -            -          -            -      (5,823)            -     (5,823)
                         --------   -----------  -----------  ---------  -----------  -----------  -----------   --------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -             -            -          -            -          422            -        422
   Inventory markdowns          -             -            -          -            -            -            -          -
   Closing costs                -             -            9          9            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------   --------
   Total non-accruable
     items                      -             -            9          9            -          422            -        422
                         --------   ----------   -----------  ---------  -----------  -----------  -----------   --------

     Less PV interest        (446)        (568)         (158)    (1,172)        (592)       (714)            -     (1,306)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ----------
Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $         -  $         9  $       9  $         -  $   (5,401)  $         -  $ (5,401)
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========





                               28 Weeks Ended September 11, 2004                 28 Weeks Ended September 6, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project       2001       Farmer                  Project       2001        Farmer
                           Great       Asset        Jack                    Great        Asset        Jack
                          Renewal   Disposition Restructuring   Total      Renewal     Disposition  Restructuring Total
                         --------   ----------- -------------  --------  -----------  ------------  ------------- -----

   Balance Sheet accruals
   PV interest           $  1,076   $     1,349  $       380  $   2,805  $     1,420  $     1,700    $         -  $   3,120
   Total accrued to
                         --------   -----------  -----------  ---------  -----------  -----------    -----------  ---------
     balance sheets         1,076         1,349          380      2,805        1,420        1,700              -      3,120
                         --------   -----------  -----------  ---------  -----------  -----------    -----------  ---------

   Occupancy reversals          -             -            -          -            -      (6,778)              -    (6,778)
   Additional severance         -             -            -          -            -          955              -        955
   Adjustments to
                         --------   -----------  -----------  ---------  -----------  -----------    -----------  ---------
     balance sheets             -             -            -          -            -      (5,823)              -    (5,823)
                         --------   -----------  -----------  ---------  -----------  -----------    -----------  ---------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -             -           90         90            -          422            -        422
   Inventory markdowns          -             -          291        291            -            -            -          -
   Closing costs                -             -          689        689            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total non-accruable
     items                      -             -        1,070      1,070            -          422            -        422
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

     Less PV interest      (1,076)       (1,349)        (380)    (2,805)      (1,420)     (1,700)            -     (3,120)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ----------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $         -  $     1,070  $   1,070  $         -  $   (5,401)  $         -  $  (5,401)
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========




Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of September 11, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,063         13      1,076          -          -          -      1,063         13      1,076
     Utilization (2)       (3,285)       (85)    (3,370)      (433)         -       (433)    (3,718)       (85)    (3,803)
                         --------   --------   --------   ---------  --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 11, 2004    $ 29,250   $    380   $ 29,630   $  1,724   $      -   $  1,724  $  30,974  $     380  $  31,354
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1)      The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $1.1 million during the 28 weeks ended September 11, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $3.4 million during the 28 weeks ended September 11, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.4 million during the 28 weeks ended September 11, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.



We paid $96.1 million of the total occupancy charges from the time of the original charges through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.8 million of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $29.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.7 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out by 2020.

None of these stores were open during either of the first or second quarters of fiscal 2003 or 2004. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At September 11, 2004 and February 28, 2004, approximately $5.6 million and $6.5 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 11, 2004 of $31.4 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of September 11, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------

     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           1,349          -      1,349          -          -          -      1,349          -      1,349
     Utilization (2)       (3,030)        13     (3,017)       (69)       (58)      (127)    (3,099)       (45)    (3,144)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 11, 2004    $ 37,903   $    388   $ 38,291   $  2,242   $      -   $  2,242  $  40,145  $     388  $  40,533
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1)      The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $1.3 million during the 28 weeks ended September 11, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and .
         productivity incentives that were expensed as earned.
(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $3.0 million during the 28 weeks ended September 11, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.1 million during the 28 weeks ended
         September 11, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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


We paid $36.2 million ($33.5 million in the U.S. and $2.7 million in Canada) of the total occupancy charges from the time of the original charges through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $26.0 million ($17.0 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $38.3 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.2 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At September 11, 2004 and February 28, 2004 approximately $12.4 million and $12.0 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:


c

                                                           12 Weeks Ended                     28 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Sept. 11, 2004    Sept. 6, 2003    Sept. 11, 2004    Sept. 6, 2003
                                                   --------------    -------------    --------------    -------------


                  Sales                            $           -     $           -    $           -     $         316
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $           -    $           -     $         (72)
                                                   =============     =============    =============     ==============


Based upon current available information, we evaluated the reserve balances as of September 11, 2004 of $40.5 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal
2003), excluding PV interest, we recorded costs in the 12 and 28 weeks ended September 11, 2004 of nil and $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"), respectively, as follows:



                                                12 Weeks Ended             28 Weeks Ended
                                              September 11, 2004         September 11, 2004
                                              ------------------         ------------------

           Occupancy related                     $            -           $            -
           Severance and benefits                             -                        -
           Property writedowns                                -                       90
           Inventory markdowns                                -                      291
           Nonaccruable closing costs                         9                      689
                                                 --------------           --------------
                Total charges                    $            9           $        1,070
                                                 ==============           ==============


As of September 11, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writedowns as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.



                                                          Severance
                                                              and
                                         Occupancy         Benefits           Total
                                        ------------    -------------      ----------

     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                380                -             380
     Utilization (2)                          (3,530)          (4,235)         (7,765)
                                        ------------    -------------      ----------
     Balance at
        Sept. 11, 2004                  $     16,812    $         584      $   17,396
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 28 weeks ended September 11, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2)      Occupancy utilization of $1.1 million and $3.5 million during fiscal
         2003 and the 28 weeks ended September 11, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.2 million during fiscal 2003 and the 28 weeks ended September 11, 2004, respectively, represent payments made to terminated employees during the period.

We paid $4.6 million of the total occupancy charges from the time of the original charge through September 11, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.3 million of the total net severance charges from the time of the original charges through September 11, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $16.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $0.6 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 11, 2004 and September 6, 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:



                                                           12 Weeks Ended                     28 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Sept. 11, 2004    Sept. 6, 2003    Sept. 11, 2004    Sept. 6, 2003
                                                   --------------    -------------    --------------    -------------


                  Sales                            $           -     $      12,390    $       2,433     $      29,356
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $     (2,270)    $         (43)    $      (4,749)
                                                   =============     =============    ==============    ==============



At September 11, 2004 and February 28, 2004, approximately $2.3 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $17.4 million as of September 11, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statement of Cash
Flows:



                                                                                 Sept. 11, 2004              Sept. 6, 2003
                                                                                -----------------         -----------------

Net cash provided by operating activities                                       $        51,939           $          20,312
                                                                                -----------------         -----------------

Net cash (used in) provided by investing activities                             $       (87,315)          $          66,200
                                                                                -----------------         -----------------

Net cash provided by (used in) financing activities                             $        10,918           $       (112,303)
                                                                                -----------------         -----------------



Net cash flow provided by operating activities of $51.9 million for the 28 weeks ended September 11, 2004 primarily reflected our net loss of $107.0 million, adjusted for a non-cash charge of $143.5 million for depreciation and amortization, a decrease in accounts receivable of $31.4 million, an increase in accounts payable of $47.9 million, and a increase in other accruals of $7.2 million partially offset by an increase in inventories of $28.8 million, an increase in prepaid assets and other current assets of $23.6 million, an increase in other assets of $11.9 million and a decrease in non-current liabilities of $6.5 million due mainly to a decrease in closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $20.3 million for the 28 weeks ended September 6, 2003 primarily reflected our net loss of $71.7 million adjusted for non-cash charges of $150.3 million for depreciation and amortization and $8.0 million for the cumulative effect of a change in accounting principle - FIN 46-R, and the decrease in inventories of $15.3 million, partially offset by the gain on sale of discontinued operations of $75.8 million.

Net cash flow used in investing activities of $87.3 million for the 28 weeks ended September 11, 2004 primarily reflected property expenditures totaling $97.4 million, which included 9 new supermarkets and 11 major remodels partially offset by cash received from the sale of our assets of $10.1 million. For the remainder of fiscal 2004, we have planned capital expenditures of approximately $150 to $175 million, which relate primarily to opening approximately 1 to 3 new supermarkets, converting approximately 2 to 5 stores to new banners, and enlarging or remodeling approximately 60 supermarkets. However, year-to-date we are spending at a rate below our plan and we may choose not to complete all projects in this fiscal year. We currently expect to close approximately 5 - 10 stores during the remainder of fiscal 2004. Net cash flow provided by investing activities of $66.2 million for the 28 weeks ended September 6, 2003 primarily reflected $142.1 million in proceeds from property disposals (most of which related to discontinued operations), partially offset by $75.9 million used for property expenditures, which included 11 new supermarkets and 2 major remodels or enlargements.

Net cash flow provided by financing activities of $10.9 million for the 28 weeks ended September 11, 2004 primarily reflected an increase in book overdrafts of $11.0 million and proceeds from long term borrowings of $7.4 million partially offset by principal payments on capital leases of $6.5 million and a decrease in deferred financing fees of $1.0 million. Net cash flow used in financing activities of $112.3 million for the 28 weeks ended September 6, 2003 primarily reflected $135.0 million in payments on our revolving lines of credit and principal payments on capital leases of $7.2 million partially offset by proceeds from long term borrowings of $16.0 million and an increase in book overdrafts of $15.4 million.

In the short term, we believe that our present cash resources, including invested cash on hand, available borrowings from our revolving credit agreement and other sources, are sufficient to meet our needs. We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific initiatives we expect to pursue and the anticipated financial results of our SBU's and our Company. The annual operating plan is generally consistent with the first year of a longer term strategic plan that is approved each year, and identifies specific initiatives and financial results, including sales, profits and cash flow, to be achieved over a three year period.

The Fiscal 2004 annual operating plan anticipates limited profit growth from Fiscal 2003, and calls for increased capital investment to support a focused program of remodeling existing conventional grocery stores in the U.S. and Canada and converting certain stores to the Food Basics banner. We anticipate that we will incur net losses and have negative operating cash flow as a result of this plan. We also have $2.3 million of current debt maturities in Fiscal 2004. We believe that proceeds from asset sales completed in Fiscal 2003 and our present financing plans, including, among other things, the 4 year revolving credit agreement completed in Fiscal 2003 and planned sale-leaseback transactions, will provide for sufficient cash availability to ensure that we have the resources to pursue our Fiscal 2004 annual operating plan.

Our longer term strategic plan anticipates improved performance in Fiscal 2005 and Fiscal 2006. This plan also calls for higher levels of capital investment in Fiscal 2005 and 2006, and we anticipate that, while profitability may improve, operating cash flow after investing activities will remain negative as we continue to make investments to strengthen our store base. We believe that the funds currently available, combined with additional funds from improved profitability and financing and operating actions, which we believe we can pursue but which are uncertain at this time, could be sufficient to pursue these plans and programs, and to refinance the $218.8 million bonds maturing in 2007 which, under the terms of our revolving credit agreement, must be refinanced six months prior to maturity.

Profitability and cash flow can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans, or if they otherwise provide sufficient resorces to operate effectively, we anticipate that we will be able to modify the plan, by reducing capital investments and through other contingency actions, in order to ensure that we have appropriate resources. However, there is no assurance that we will pursue such contingency actions or that they will be successful in generating the resources necessary to operate the business.

WORKING CAPITAL
---------------
We had working capital of $52.2 million at September 11, 2004 compared to working capital of $113.5 million at February 28, 2004. We had cash and cash equivalents aggregating $276.8 million at September 11, 2004 compared to $297.0 million at February 28, 2004. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in accounts receivable due to the timing of receipts;
o An increase in accounts payable (inclusive of book overdrafts) due to timing and seasonality; and
o An increase in other accruals mainly due to timing.

Partially offset by the following:

o An increase in inventories mainly due to seasonality and the favorable impact of the Canadian exchange rate; and
o An increase in prepaid expenses and other current assets mainly due to the amortization of prepaid rent.

REVOLVING CREDIT AGREEMENT
--------------------------
During fiscal 2003, we amended and restated our Secured Credit Agreement (the "Amended and Restated Credit Agreement") and decreased our borrowing base to $400 million. Thus, at September 11, 2004, we had a $400 million secured revolving credit agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This facility provides us with greater operating flexibility and provides for increased capital spending. Under the terms of this agreement, should availability fall below $50 million, a borrowing block will be implemented which provides that no additional borrowings be made unless we are able to maintain a fixed charge coverage ratio of 1.0 to 1.0. Although we do not meet the required ratio at this time, it is not applicable as availability at September 11, 2004 totaled $232.9 million. In the event that availability falls below $50 million and we do not maintain the ratio required, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Amended and Restated Credit Agreement is comprised of a U.S. credit agreement amounting to $330 million and a Canadian credit agreement amounting to $70 million (C$90.4 million at September 11, 2004) and is collateralized by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Amended and Restated Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. This agreement expires in December 2007.

As of September 11, 2004, there were no borrowings under these credit agreements. As of September 11, 2004, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $232.9 million available under the Amended and Restated Credit Agreement.

Under the Amended and Restated Credit Agreement, we are permitted to make bond repurchases and may do so from time to time in the future.

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $637 million at September 11, 2004 consisted of $200 million of 9.375% Notes due August 1, 2039, $217 million of 9.125% Senior Notes due December 15, 2011 and $220 million of 7.75% Notes due April 15, 2007. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes can be redeemed after August 11, 2004, and the 9.125% Notes may be redeemed after December 15, 2006. All of the notes outstanding are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. In addition, the 9.125% Notes contain additional covenants, including among other things, limitations on asset sales, on the payment of dividends, and on the incurrence of liens and additional indebtedness. None of our notes are guaranteed by any of our subsidiaries. Our notes are effectively subordinate to our secured revolving credit agreement and do not contain cross default provisions.

OTHER
-----
We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of September 11, 2004 at terms contingent upon market conditions at the time of sale.

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

Our existing senior debt rating was Caa1 with negative implications with Moody's Investors Service ("Moody's") and B with negative implications with Standard & Poor's Ratings Group ("S&P") as of September 11, 2004. Our liquidity rating was SGL3 with Moody's as of September 11, 2004. Our recovery rating was 1 with S&P as of September 11, 2004 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Long-Lived Assets
-----------------
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a risk free rate.

Such review may also be based upon appraisals of or offers for our long-lived assets we receive in the normal course of business. During both the 12 and 28 weeks ended September 11, 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations during the 12 and 28 weeks ended September 11, 2004.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During both the 12 and 28 weeks ended September 11, 2004, we recorded impairment losses on property, plant and equipment of $0.8 million related to United States stores that were or will be closed in the normal course of business and are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of September 11, 2004, we had liabilities for future minimum lease payments of $124 million, which related to 70 closed stores and 49 subleased or assigned stores. Of this amount, $22 million relates to stores closed in the normal course of business, $84 million relates to stores closed as part of the asset disposition initiative (see Note 7 of our Consolidated Financial Statements), and $18 million relates to stores closed as part of our exits of the northern New England and Kohl's businesses (see Note 6 of our Consolidated Financial Statements).

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

Inventories
-----------
We evaluate inventory shrinkage throughout the year based on actual physical counts in our stores and distribution centers and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date.



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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $635.4 million in notes as of September 11, 2004 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 11, 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 28 weeks ended September 11, 2004, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $1.5 million and $0.9 million, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

On October 1, 2004, our Company announced that we had reached a settlement, subject to court approval, of the previously disclosed Canadian class action lawsuit, captioned 1176560 Ontario Limited, 1184883 Ontario Inc. and 1205427 Ontario Limited vs. The Great Atlantic & Pacific Company of Canada Limited; Ontario Superior Court of Justice, Court File No. 02 CV-227777CP, which was filed by certain franchisees of our Food Basics discount grocery operations in Ontario, Canada. The settlement was approved by the Canadian court on October 4, 2004. Under the terms of the settlement, A&P Canada will pay approximately $32 million (pre-tax), representing payment for damages as well the repurchase of the franchise shares. The transaction is scheduled to be completed during the third quarter of this fiscal year and the estimated pre-tax loss is approximately $24.7 million ($19.4 million after-tax). The estimated loss has been included in SG&A for the 12 and 28 weeks ended September 11, 2004.

As previously disclosed, the dismissal by the United States District Court for the District of New Jersey of the amended securities class action Complaint filed against our Company and certain of our officers and directors in In re The Great Atlantic & Pacific Tea Company, Inc. Securities Litigation, No. 02 CV 2674 (D.N.J.) (FSH), was affirmed in July 2004 by the United States Court of Appeals for the Third Circuit. The deadline by which plaintiffs could have filed with the United States Supreme Court a petition seeking a writ of certiorari challenging the Third Circuit's ruling expired in early October 2004 without plaintiffs having made such a filing.

ITEM 2 - Changes in Securities

None


ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders, held July 13, 2004, there were 35,855,456 shares or 93.0% of the 38,520,530 shares outstanding and entitled to vote represented either in person or by proxy.

The nine (9) directors nominated to serve on the Board of for a one-year term were all elected, with each receiving an affirmative vote of at least 77.6% of the shares present.

Eighty-one percent (81%) of the total shares cast voted for the approval of the Company's 2004 Non-Employee Director Compensation Plan.

The Stockholder Proposal for a Stockholder Vote on Annual Meeting Locations was voted against by 80.3% of the total shares cast.


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

           10.14 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.15 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

           10.16 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.17 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.18 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.19 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.20 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.21 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.22 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.23 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           18                  Preferability Letter Issued by
                               PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

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

           31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           * Filed with this 10-Q


(b) Reports on Form 8-K

On July 23, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the July 23, 2004 press release, which announced the Company's financial results for the quarter ended June 19, 2004.

                 The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  October 19, 2004           By:   /s/ Brenda M. Galgano
                                   -------------------------------------------
                                   Brenda M. Galgano, Vice President, Corporate
                                   Controller (Chief Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/ Christian W. E. Haub                             Date:  October 19, 2004
------------------------
Christian W. E. Haub
Chairman of the Board,
President and
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/ Mitchell P. Goldstein                            Date:  October 19, 2004
-------------------------
Mitchell P. Goldstein
Senior Vice President,
Chief Financial Officer

                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 11, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  October 19, 2004                    /s/ Christian W. E. Haub
                                            ------------------------
                                            Christian W. E. Haub
                                            Chairman of the Board,
                                            President and
                                            Chief Executive Officer




Dated:  October 19, 2004                    /s/ Mitchell P. Goldstein
                                            -------------------------
                                            Mitchell P. Goldstein
                                            Senior Vice President,
                                            Chief Financial Officer