Form 10-Q
period 2004-12-04
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2005-01-07
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 4, 2004

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

As of January 6, 2004 the Registrant had a total of 38,625,019 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)



                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------

                                                                   Nov. 29, 2003                              Nov. 29, 2003
                                                                   (As Restated                               (As Restated
                                               Dec. 4, 2004        See Note 3)           Dec. 4, 2004         See Note 3)
                                            ------------------  ------------------    ------------------  -----------------
Sales                                            $  2,523,759      $    2,484,612        $    8,294,617      $   8,177,893
Cost of merchandise sold                           (1,827,221)         (1,795,687)           (5,982,570)        (5,874,725)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          696,538             688,925             2,312,047          2,303,168
Store operating, general and administrative
    expense                                          (748,447)           (771,367)           (2,417,084)        (2,416,262)
                                                 ------------      --------------        ---------------     -------------
Loss from operations                                  (51,909)            (82,442)             (105,037)          (113,094)
Interest expense                                      (19,218)            (18,383)              (68,146)           (61,212)
Interest income                                           485                  80                 2,094              1,434
Minority interest in earnings of consolidated
    franchisees                                         2,815                (205)                1,097                (33)
                                                 ------------      ---------------       --------------      --------------
Loss from continuing operations before
    income taxes                                      (67,827)           (100,950)             (169,992)          (172,905)
(Provision for) benefit from income taxes              (4,924)             28,127                (8,768)            22,360
                                                 -------------     --------------        ---------------     -------------
Loss from continuing operations                       (72,751)            (72,823)             (178,760)          (150,545)
Discontinued operations (Note 5):
    Income (loss) from operations of discontinued
       businesses, net of tax benefit of $0 and
       $798 for the 12 weeks ended
       12/4/04 and 11/29/03, respectively, and tax
       benefit of $0 and $22,494 for the 40 weeks
       ended 12/4/04 and 11/29/03, respectively           110              (1,102)                 (929)           (31,064)
    (Loss) gain on disposal of discontinued
       operations, net of tax provision of $0 and
       $35,235 for the 12 weeks ended
       12/4/04 and 11/29/03, respectively, and
       tax provision of $0 and $67,088 for the
       40 weeks ended 12/4/04
       and 11/29/03, respectively                      (2,702)             48,658                (2,702)            92,647
                                                 -------------     --------------        ---------------     -------------
    (Loss) income from discontinued operations         (2,592)             47,556                (3,631)            61,583
                                                 -------------     --------------        --------------      -------------
Cumulative effect of change in accounting
    principle - FIN 46-R, net of tax                        -                   -                     -             (8,047)
                                                 ------------      --------------        --------------      -------------
Net loss                                         $    (75,343)     $      (25,267)       $     (182,391)     $     (97,009)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - basic and diluted:
    Continuing operations                        $      (1.89)    $         (1.89)       $       (4.64)      $       (3.90)
    Discontinued operations                             (0.07)               1.23                (0.10)               1.60
    Cumulative effect of a change in accounting
       principle - FIN 46-R                                  -                  -                    -               (0.21)
                                                 -------------     ---------------       --------------      --------------
Net loss per share - basic and diluted           $      (1.96)    $         (0.66)       $       (4.74)      $       (2.51)
                                                 =============     ===============       ==============      =============

Weighted average number of common shares
    outstanding                                    38,553,356          38,517,218            38,530,519         38,516,489
Common stock equivalents                              255,997             446,307               298,054            405,797
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           38,809,353          38,963,525            38,828,573         38,922,286
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

                                                                                                  Accumulated
                                          Common Stock           Additional                          Other               Total
                                 -----------------------------     Paid-in      Accumulated     Comprehensive        Stockholders'
                                     Shares         Amount         Capital        Deficit        (Loss)/Income           Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------

40 Week Period Ended
December 4, 2004
----------------
Balance at beginning of period       38,518,905    $    38,519    $   459,579     $   (78,100)     $   (27,239)       $   392,759
Net loss                                                                             (182,391)                           (182,391)
Other comprehensive income                                                                              40,754             40,754
Stock options exercised                  38,674             38            540                                                 578
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,557,579    $    38,557    $   460,119     $  (260,491)     $    13,515        $   251,700
                                   ============    ===========    ===========     ============     ===========        ===========

40 Week Period Ended
November 29, 2003
As Restated - See Note 3
------------------------
Balance at beginning of period,
     as previously stated            38,515,806    $    38,516    $   459,411     $    61,387      $   (61,123)       $   498,191
Add adjustment for the cumulative
     effect on prior years of
     applying retroactively the
     new method of accounting
     for inventory (LIFO to FIFO)                                                      17,462                              17,462
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at beginning of period,
     as adjusted                     38,515,806         38,516        459,411          78,849          (61,123)           515,653
Net loss                                                                              (97,009)                            (97,009)
Other comprehensive income                                                                              45,390             45,390
Stock options exercised                   1,412              1             11                                                  12
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             38,517,218    $    38,517    $   459,422     $   (18,160)     $   (15,733)       $   464,046
                                   ============    ===========    ===========     ===========      ===========        ===========

Comprehensive loss
------------------

                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------

                                                                   (As Restated                              (As Restated
                                                                    See Note 3)                               See Note 3)
                                               Dec. 4, 2004        Nov. 29, 2003         Dec. 4, 2004        Nov. 29, 2003
                                            ------------------  ------------------    ------------------  -----------------
Net loss                                         $   (75,343)        $   (25,267)           $  (182,391)       $   (97,009)
                                                 -----------         -----------            -----------        -----------
Foreign currency translation adjustment               27,999              18,503                 40,196             48,475
Net unrealized gain (loss) on derivatives,
     net of tax                                          104                (418)                   558             (3,085)
                                                 -----------         -----------           ------------        -----------
Other comprehensive income                            28,103              18,085                 40,754             45,390
                                                 ------------        -----------           ------------        -----------
Total comprehensive loss                         $   (47,240)        $    (7,182)           $  (141,637)       $   (51,619)
                                                 ===========         ===========            ===========        ===========


Accumulated Other Comprehensive Loss Balances
---------------------------------------------
                                                                                                                        Accumulated
                                                                     Foreign      Net Unrealized        Minimum           Other
                                                                    Currency        (Loss) Gain         Pension        Comprehensive
                                                                   Translation    on Derivatives       Liability       (Loss) Income
                                                                  ------------    --------------     ------------      -------------
Balance at February 28, 2004, As Restated - See Note 3            $   (23,892)      $     (158)      $    (3,189)      $   (27,239)
Current period change                                                  40,196              558                 -            40,754
                                                                  -----------       ----------       -----------       -----------
Balance at December 4, 2004                                       $    16,304       $      400       $    (3,189)      $    13,515
                                                                  ===========       ==========       ============      ===========

Balance at February 22, 2003                                      $   (62,496)      $    3,015       $    (1,642)      $   (61,123)
Current period change, As Restated                                     48,475           (3,085)                -            45,390
                                                                  -----------       -----------      -----------       -----------
Balance at November 29, 2003, As Restated                         $   (14,021)      $      (70)      $    (1,642)      $   (15,733)
                                                                  ============      ===========      ============      ============

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)



                                                                                                            February 28, 2004
                                                                                December 4,                   (As Restated
                                                                                   2004                        See Note 3)
                                                                           --------------------           --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     176,694                 $      297,008
      Accounts receivable, net of allowance for doubtful accounts of $5,772 and $6,316 at December 4, 2004 and
         February 28, 2004, respectively                                                136,308                        171,835
      Inventories                                                                       816,497                        694,120
      Prepaid expenses and other current assets                                          60,904                         33,796
                                                                                  -------------                 --------------
         Total current assets                                                         1,190,403                      1,196,759
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                               1,369,458                      1,405,925
         Property leased under capital leases                                            59,917                         65,632
                                                                                  -------------                 --------------
      Property - net                                                                  1,429,375                      1,471,557
      Other assets                                                                      128,535                        115,500
                                                                                  -------------                 --------------
Total assets                                                                      $   2,748,313                 $    2,783,816
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       2,277                 $        2,271
      Current portion of obligations under capital leases                                10,311                         15,901
      Accounts payable                                                                  588,073                        480,712
      Book overdrafts                                                                   116,799                         96,273
      Accrued salaries, wages and benefits                                              171,050                        177,142
      Accrued taxes                                                                      70,663                         74,698
      Other accruals                                                                    220,539                        236,238
                                                                                  -------------                 --------------
         Total current liabilities                                                    1,179,712                      1,083,235
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    835,317                        823,738
      Long-term obligations under capital leases                                         74,859                         73,980
      Other non-current liabilities                                                     401,690                        402,932
      Minority interest in consolidated franchisees                                       5,035                          7,172
                                                                                  -------------                 --------------
Total liabilities                                                                     2,496,613                      2,391,057
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 38,557,579 and 38,518,905
         shares at December 4, 2004 and February 28, 2004,  respectively                 38,557                         38,519
      Additional paid-in capital                                                        460,119                        459,579
      Accumulated other comprehensive income (loss)                                      13,515                        (27,239)
      Accumulated deficit                                                              (260,491)                       (78,100)
                                                                                  --------------                --------------
Total stockholders' equity                                                              251,700                        392,759
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,748,313                 $    2,783,816
                                                                                  =============                 ==============



                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Statements of Consolidated Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                              40 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             Nov. 29, 2003
                                                                                                             (As Restated
                                                                                  Dec. 4, 2004                See Note 3)
                                                                             ----------------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (182,391)              $   (97,009)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
       Midwest long lived asset / goodwill impairment charge                               34,688                    60,082
       Other property impairments                                                           2,048                       466
       Asset disposition initiative                                                        (1,709)                   (5,354)
       Depreciation and amortization                                                      206,373                   214,953
       Deferred income taxes                                                                  431                     7,729
       Loss (gain) on disposal of owned property                                            3,381                      (138)
       Loss (gain) on sale of discontinued operations                                       2,702                  (159,735)
       Minority interest                                                                   (2,745)                     (874)
       Cumulative effect of change in accounting principle - FIN 46-R                           -                     8,047
   Other changes in assets and liabilities:
       Decrease in receivables                                                             39,527                    15,469
       Increase in inventories                                                            (98,337)                  (31,944)
       Increase in prepaid expenses and other current assets                              (26,523)                  (29,571)
       (Increase) decrease in other assets                                                (22,666)                    8,879
       Increase in accounts payable                                                        79,389                     9,144
       (Decrease) increase in accrued salaries, wages, benefits and taxes                 (19,257)                    5,263
       (Decrease) increase in other accruals                                              (25,835)                    2,114
       Decrease in other non-current liabilities                                           (8,353)                  (21,297)
       Other operating activities, net                                                      3,777                    (2,237)
                                                                                      -----------               ------------
Net cash used in operating activities                                                     (15,500)                  (16,013)
                                                                                      ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (150,146)                 (109,124)
   Proceeds from disposal of property                                                      15,665                   252,068
                                                                                      -----------               -----------
Net cash (used in) provided by investing activities                                      (134,481)                  142,944
                                                                                      ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on revolving lines of credit                                              -                  (135,000)
   Proceeds from long-term borrowings                                                      19,321                        16
   Principal payments on long-term borrowings                                              (5,883)                   (1,095)
   Principal payments on capital leases                                                   (10,136)                  (10,406)
   Increase in book overdrafts                                                             19,677                    22,230
   Deferred financing fees                                                                   (965)                     (539)
   Proceeds from exercises of stock options                                                   233                        12
                                                                                      -----------               -----------
Net cash provided by (used in) financing activities                                        22,247                  (124,782)

   Initial impact of FIN 46-R                                                                   -                    20,921
   Effect of exchange rate changes on cash and cash equivalents                             7,420                    14,390
                                                                                      -----------               -----------
Net (decrease) increase in cash and cash equivalents                                     (120,314)                   37,460
Cash and cash equivalents at beginning of period                                          297,008                   199,014
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   176,694               $   236,474
                                                                                      ===========               ===========

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


1.   Basis of Presentation

The accompanying Statements of Consolidated Operations and Statements of Consolidated Cash Flows of The Great Atlantic & Pacific Tea Company, Inc.
("We," "Our," "Us" or "Our Company") for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003, and the Consolidated Balance Sheets at December 4, 2004 and February 28, 2004, are unaudited and, in the opinion of Management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46-R"), "Consolidation of Variable Interest Entities - an interpretation of `Accounting Research Bulletin No. 51'," EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"), and the change in our method of valuing certain of our inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries and franchise operations. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.


2.   Impact of New Accounting Pronouncements

In December 2003, the FASB issued SFAS 132-R, "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132-R"). SFAS 132-R requires new annual disclosures about the type of plan assets, investments strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS 132-R, including expected future benefit payments, in our consolidated financial statements for the year ended February 28, 2004. We have also included all newly required interim period disclosures for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 in Note 8 - Retirement Plans and Benefits.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for all public companies no later than the first interim or annual period beginning after June 15, 2005 (the quarter ended September 10, 2005 for our Company) and applies to all outstanding and unvested share-based payment awards at a company's adoption date. Our Company is currently assessing the impact of this statement on our consolidated financial statements.

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

As of December 4, 2004, we served 42 franchised stores in Canada. These franchisees are required to purchase inventory from our Company, which acts as a wholesaler to the franchisees. We had sales to these franchised stores of $161 million and $187 million for the 12 weeks ended December 4, 2004 and November 29, 2003, respectively, and $600 million and $615 million for the 40 weeks December 4, 2004 and November 29, 2003, respectively. In addition, we sublease the stores and lease the equipment in the stores to the franchisees. We also provide merchandising, advertising, bookkeeping and other consultative services to the franchisees for which we receive a fee, which primarily represents the reimbursement of costs incurred to provide such services.

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

EITF 03-10
----------
In November 2003, the Emerging Issues Task Force confirmed as a consensus EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". The provisions of EITF 03-10 became effective for our Company in the first quarter of fiscal 2004. EITF 03-10 provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers' incentives, such as rebates or coupons, tendered by consumers. Vendor incentives should be included in revenues only if defined criteria are met. As such, our Company will continue to record as part of revenues manufacturers' coupons that can be presented at any retailer that accepts coupons. However, in the case of vendor incentives that can only be redeemed at a Company retail store, such consideration would be recorded as a decrease in cost of sales. As permitted by the transition provisions of EITF 03-10, we have reclassified prior year's sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates that had been recorded in sales in the past are currently being recognized as a reduction of cost of sales. The implementation of EITF 03-10 has resulted in decreases in both sales and cost of sales of $11.8 million and $9.5 million for the 12 weeks ended December 4, 2004 and November 29, 2003, respectively, and $39.4 million and $34.3 million for the 40 weeks ended December 4, 2004 and November 29, 2003, respectively.

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

Overall Impact
--------------
The following tables reflect the impact of the adoption of (i.) FIN 46-R on our Canadian operations, including the impact of all elimination entries relating to the consolidation of the franchisees, (ii.) EITF 03-10 on our U.S. ($7.0 million and $21.8 million for the 12 and 40 weeks ended December 4, 2004, respectively, as compared to $5.9 million and $24.1 million for the 12 and 40 weeks ended November 29, 2003, respectively) and Canadian ($4.8 million and $17.6 million for the 12 and 40 weeks ended December 4, 2004, respectively, as compared to $3.5 million and $10.2 million for the 12 and 40 weeks ended November 29, 2003, respectively) operations, and (iii.) the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method on our U.S. operations in our Statements of Consolidated Operations and Consolidated Balance Sheets for the periods presented. Note that the adoption of EITF 03-10 only impacts our Statements of Consolidated Operations. Furthermore, the change in our method of valuing certain of our inventories impacts our Consolidated Balance Sheets and had a $0 and $1.1 million impact on our Statements of Consolidated Operations for the 12 and 40 weeks ended November 29, 2003, respectively.


                                                       Consolidated
                                                        A&P for the                                       Consolidated
                                                      12 weeks ended      Impact of       Impact of        A&P for the
                                                       Dec. 4, 2004      adoption of     adoption of     12 weeks ended
                                                     prior to changes      FIN 46-R       EITF 03-10       Dec. 4, 2004
                                                     ----------------  -------------    -------------    ---------------


Sales                                                $   2,493,587     $      41,940    $     (11,768)    $   2,523,759
Cost of merchandise sold                                (1,828,670)          (10,319)          11,768        (1,827,221)
                                                     -------------     --------------   -------------     -------------
Gross margin                                               664,917            31,621                -           696,538
Store operating, general and administrative
   expense                                                (719,775)          (28,672)               -          (748,447)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                              (54,858)            2,949                -           (51,909)
Interest expense                                           (19,218)                -                -           (19,218)
Interest income                                              1,595            (1,110)               -               485
Minority interest in earnings of consolidated
   franchisees                                                   -             2,815                -             2,815
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                     (72,481)            4,654                -           (67,827)
Provision for income taxes                                  (4,759)             (165)               -            (4,924)
                                                     --------------    -------------    -------------     --------------
   (Loss) income from continuing operations                (77,240)            4,489                -           (72,751)

Discontinued operations:
   Income from operations of discontinued
     businesses, net of tax                                    110                 -                -               110
   Loss on disposal of discontinued operations,
     net of tax                                             (2,702)                -                -            (2,702)
                                                     --------------    -------------    -------------     --------------
   Loss from discontinued operations                        (2,592)                -                -            (2,592)
                                                     --------------    -------------    -------------     --------------
Net (loss) income                                    $     (79,832)    $       4,489    $           -     $     (75,343)
                                                     =============     =============    =============     =============

Depreciation                                         $     (61,852)    $      (1,002)   $           -     $     (62,854)
                                                     -------------     -------------    -------------     -------------




                                                       Consolidated
                                                          A&P as                                            Consolidated
                                                        previously                                             A&P as
                                                     reported for the   Impact of           Impact of     Restated for the
                                                      12 weeks ended   adoption of         adoption of     12 weeks ended
                                                       Nov. 29, 2003      FIN 46-R         EITF 03-10       Nov. 29, 2003
                                                     ----------------  ---------------  ----------------  -----------------

Sales                                                $   2,465,295     $      28,762    $      (9,445)    $   2,484,612
Cost of merchandise sold                                (1,809,234)            4,102            9,445        (1,795,687)
                                                     --------------    -------------    -------------     -------------
Gross margin                                               656,061            32,864                -           688,925
Store operating, general and
   administrative expense                                 (740,493)          (30,874)               -          (771,367)
                                                     --------------    -------------    -------------     -------------
(Loss) income from operations                              (84,432)            1,990                -           (82,442)
Interest expense                                           (18,383)                -                -           (18,383)
Interest income                                              1,384            (1,304)               -                80
Minority interest in earnings
   of consolidated franchisees                                   -              (205)               -              (205)
                                                     -------------     --------------   -------------     --------------
(Loss) income from continuing
   operations before income taxes                         (101,431)              481                -          (100,950)
Benefit from (provision for)
    income taxes                                            28,773              (646)               -            28,127
                                                     -------------     --------------   -------------     -------------
   Loss from continuing operations                         (72,658)             (165)               -           (72,823)

Discontinued operations:
   Loss from operations of discontinued
      businesses, net of tax                                (1,102)                -                -            (1,102)
   Gain on disposal of discontinued
     operations, net of tax                                 48,658                 -                -            48,658
                                                     -------------     -------------    -------------     -------------
   Income from discontinued operations                      47,556                 -                -            47,556
                                                     -------------     -------------    -------------     -------------
Cumulative effect of change in
   accounting principle -
   FIN 46-R, net of tax                                          -                 -                -                 -
                                                     -------------     -------------    -------------     -------------
Net loss                                             $     (25,102)    $        (165)   $           -     $     (25,267)
                                                     ==============    ==============   =============     ==============

Depreciation                                         $     (63,383)    $      (1,239)   $           -     $     (64,622)
                                                     --------------    -------------    -------------     -------------





                                                       Consolidated
                                                        A&P for the                                      Consolidated
                                                      40 weeks ended      Impact of       Impact of       A&P for the
                                                       Dec. 4, 2004     adoption of     adoption of      40 weeks ended
                                                     prior to changes     FIN 46-R       EITF 03-10       Dec. 4, 2004
                                                     ----------------  --------------   -------------    ---------------


Sales                                                $   8,213,930     $     120,112    $     (39,425)    $   8,294,617
Cost of merchandise sold                                (6,015,168)           (6,827)          39,425        (5,982,570)
                                                     -------------     --------------   -------------     -------------
Gross margin                                             2,198,762           113,285                -         2,312,047
Store operating, general and administrative
   expense                                              (2,315,175)         (101,909)               -        (2,417,084)
                                                     -------------     -------------    -------------     -------------
(Loss) income from operations                             (116,413)           11,376                -          (105,037)
Interest expense                                           (68,146)                -                -           (68,146)
Interest income                                              5,698            (3,604)               -             2,094
Minority interest in earnings of consolidated
   franchisees                                                   -             1,097                -             1,097
                                                     -------------     -------------    -------------     -------------
(Loss) income from continuing operations
   before income taxes                                    (178,861)            8,869                -          (169,992)
Provision for income taxes                                  (7,229)           (1,539)               -            (8,768)
                                                     -------------     -------------    -------------     -------------
   (Loss) income from continuing operations               (186,090)            7,330                -          (178,760)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                   (929)                -                -              (929)
   Loss on disposal of discontinued operations,
     net of tax                                             (2,702)                -                -            (2,702)
                                                     --------------    -------------    -------------     --------------
   Loss from discontinued operations                        (3,631)                -                -            (3,631)
                                                     --------------    -------------    -------------     -------------
Net (loss) income                                    $    (189,721)    $       7,330    $           -     $    (182,391)
                                                     =============     =============    =============     =============

Depreciation                                         $    (202,775)    $      (3,598)   $           -     $    (206,373)
                                                     -------------     -------------    -------------     -------------




                                     Consolidated
                                        A&P as                                                               Consolidated
                                      previously                                                                A&P as
                                    reported for the     Impact of        Impact of        Change from      Restated for the
                                    40 weeks ended      adoption of      adoption of         LIFO to      40 weeks ended
                                     Nov. 29, 2003       FIN 46-R        EITF 03-10           FIFO          Nov. 29, 2003
                                    ---------------  ----------------  ---------------  ----------------  -----------------

Sales                               $   8,112,825    $      99,347     $     (34,279)   $           -     $   8,177,893
Cost of merchandise sold               (5,918,669)           8,606            34,279            1,059        (5,874,725)
                                    --------------   -------------     -------------    -------------     -------------
Gross margin                            2,194,156          107,953                 -            1,059         2,303,168
Store operating, general
   and administrative expense          (2,311,960)        (104,302)                -                -        (2,416,262)
                                    --------------   -------------     -------------    -------------     -------------
(Loss) income from operations            (117,804)           3,651                 -            1,059          (113,094)
Interest expense                          (61,212)               -                 -                -           (61,212)
Interest income                             5,296           (3,862)                -                -             1,434
Minority interest in earnings
   of consolidated franchisees                  -              (33)                -                -               (33)
                                    -------------    --------------    -------------    -------------     --------------
(Loss) income from continuing
   operations before income taxes        (173,720)            (244)                -            1,059          (172,905)
Benefit from (provision for)
 income taxes                              23,625           (1,265)                -                -            22,360
                                    -------------    --------------    -------------    -------------     -------------
   (Loss) income from continuing
     operations                          (150,095)          (1,509)                -            1,059          (150,545)

Discontinued operations:
   Loss from operations of
     discontinued businesses,
     net of tax                           (31,064)               -                 -                -           (31,064)
   Gain on disposal of
     discontinued operations,
     net of tax                            92,647                -                 -                -            92,647
                                    -------------    -------------     -------------    -------------     -------------
   Income from discontinued
     operations                            61,583                -                 -                -            61,583
                                    -------------    -------------     -------------    -------------     -------------
Cumulative effect of change in
   accounting principle -
   FIN 46-R, net of tax                         -           (8,047)                -                -            (8,047)
                                    -------------    --------------    -------------    -------------     --------------
Net (loss) income                   $     (88,512)   $      (9,556)    $           -    $       1,059     $     (97,009)
                                    ==============   ==============    =============    =============     ==============

Depreciation                        $    (209,075)   $      (4,327)    $           -    $           -     $    (213,402)
                                    --------------   -------------     -------------    -------------     -------------




                                                         Consolidated
                                                            A&P at                 Impact of             Consolidated
                                                       December 4, 2004           adoption of               A&P at
                                                      prior to adoption            FIN 46-R            December 4, 2004
                                                     --------------------    --------------------    ------------------


ASSETS
Current assets:
   Cash and cash equivalents                         $          157,741      $           18,953      $          176,694
   Accounts receivable                                          153,967                 (17,659)                136,308
   Inventories                                                  795,747                  20,750                 816,497
   Prepaid expenses and other current assets                     60,595                     309                  60,904
                                                     ------------------      ------------------      ------------------
   Total current assets                                       1,168,050                  22,353               1,190,403
                                                     ------------------      ------------------      ------------------
Non-current assets:
   Property:
     Property owned                                           1,356,773                  12,685               1,369,458
     Property leased under capital leases, net                   59,917                       -                  59,917
                                                     ------------------      ------------------      ------------------
   Property, net                                              1,416,690                  12,685               1,429,375
   Other assets                                                 155,483                 (26,948)                128,535
                                                     ------------------      ------------------      ------------------
Total assets                                         $        2,740,223      $            8,090      $        2,748,313
                                                     ==================      ==================      ==================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                 $            2,277      $                -      $            2,277
   Current portion of obligations under capital
     leases                                                      10,311                       -                  10,311
   Accounts payable                                             587,501                     572                 588,073
   Book overdrafts                                              116,799                       -                 116,799
   Accrued salaries, wages and benefits                         169,001                   2,049                 171,050
   Accrued taxes                                                 67,373                   3,290                  70,663
   Other accruals                                               218,680                   1,859                 220,539
                                                     ------------------      ------------------      ------------------
   Total current liabilities                                  1,171,942                   7,770               1,179,712
                                                     ------------------      ------------------      ------------------
Non-current liabilities:
   Long-term debt                                               835,317                       -                 835,317
   Long-term obligations under capital leases                    74,859                       -                  74,859
   Other non-current liabilities                                402,586                    (896)                401,690
   Minority interest in consolidated franchisees                      -                   5,035                   5,035
                                                     ------------------      ------------------      ------------------
Total liabilities                                             2,484,704                  11,909               2,496,613
                                                     ------------------      ------------------      ------------------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                    -                       -                       -
   Common stock                                                  38,557                       -                  38,557
   Additional paid-in capital                                   460,119                       -                 460,119
   Accumulated other comprehensive income (loss)                 14,916                  (1,401)                 13,515
   Accumulated deficit                                         (258,073)                 (2,418)               (260,491)
                                                     ------------------      ------------------      ------------------
Total stockholders' equity                                      255,519                  (3,819)                251,700
                                                     ------------------      ------------------      ------------------
Total liabilities and stockholders'equity            $        2,740,223      $            8,090      $        2,748,313
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
                                                 ===========         ===========        ===========         ===========


4.   Income Taxes

The income tax provision recorded for the 40 weeks ended December 4, 2004 and November 29, 2003 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our U.S. deferred tax asset to the amount that is more likely than not to be realized. For the 12 and 40 weeks ended December 4, 2004, the valuation allowance was increased by $34.2 million and $74.5 million, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, U.S. earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

Further, in accordance with SFAS 109, income from discontinued operations can be tax effected under certain circumstances. As a result, we taxed the income from discontinued operations for the 40 weeks ended November 29, 2003 at our incremental statutory tax rate. The tax provision for discontinued operations of $34.4 million and $44.6 million for the 12 and 40 weeks ended November 29, 2003, respectively, was completely offset by a tax benefit from continuing operations.

For the third quarter of fiscal 2004, our effective income tax rate of 7.2% changed from the effective income tax rate of (27.8%) in the third quarter of fiscal 2003 as follows:




                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 4, 2004                     November 29, 2003
                                    ---------------------------------  ---------------------------------


                                                         Effective       Tax Benefit        Effective
                                     Tax Provision       Tax Rate        (Provision)        Tax Rate
                                    ---------------  ----------------  --------------   ----------------
United States                       $      (1,035)           1.5%      $      33,060          (32.7%)
Canada                                     (3,889)           5.7%             (4,933)           4.9%
                                    ---------------  ----------------  --------------   ----------------
                                    $      (4,924)           7.2%      $      28,127          (27.8%)
                                    ===============  ================  ==============  =================



The change in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $34.4 million of benefit was recognized in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $1.0 million and $1.4 million for the third quarters of fiscal 2004 and 2003, respectively, represent state and local taxes.

For the 40 weeks ended December 4, 2004, our effective income tax rate of 5.1% changed from the effective income tax rate of (12.9%) for the 40 weeks ended November 29, 2003 as follows:



                                                               40 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 4, 2004                     November 29, 2003
                                    ---------------------------------  ---------------------------------


                                                         Effective       Tax Benefit        Effective
                                     Tax Provision       Tax Rate        (Provision)        Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (3,450)           2.0%      $      40,967          (23.7%)
Canada                                     (5,318)           3.1%            (18,607)          10.8%
                                    ---------------  ----------------  ---------------  ----------------
                                    $      (8,768)           5.1%      $      22,360          (12.9%)
                                    ===============  ================  ===============  ================



The change in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $44.6 million of benefit was recognized for 40 weeks ended November 29, 2003 as compared to the 40 weeks ended December 4, 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $3.5 million and $3.6 million for the 40 weeks ended December 4, 2004 and November 29, 2003, respectively, represent state and local taxes. In addition, the change in our effective tax rate was partially offset by the impact of the lower mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations for the 40 weeks ended December 4, 2004 as compared to the 40 weeks ended November 29, 2003.

At December 4, 2004 and February 28, 2004, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $11.9 million and $8.9 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheet totaling $25.9 million and $22.5 million, respectively.


5.        Valuation of Goodwill and Long Lived Assets

Goodwill
--------
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As disclosed previously, goodwill will no longer be amortized but will be subject to impairment tests on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. SFAS 142 was effective for our Company on February 24, 2002. We completed our initial impairment review during the second quarter of fiscal 2002 and concluded a transitional impairment charge from the adoption of the standard was not required.

In accordance with the standard, we selected our fiscal fourth quarter to conduct our annual impairment test for goodwill. However, through the third quarter of fiscal 2003, we experienced operating losses for the past two years for one of our Midwest asset groups, which we believe is a triggering event under SFAS 144 for potential impairment of the asset group's long lived assets. In addition, the triggering event under SFAS 144 also triggered testing the Midwest's goodwill for potential impairment under SFAS 142.

To assess the Midwest's goodwill for impairment under SFAS 142, we performed an assessment of the carrying value of the reporting unit to determine if the fair value of the reporting unit was below its carrying value. The fair value of the Midwest reporting unit was determined through internal analysis and a valuation performed by an independent third party appraiser, primarily using the discounted cash flow approach based on forward looking information regarding revenues and costs of the Midwest. This valuation was based on a number of estimates and assumptions, including the projected future operating results of the Midwest, discount rate, and long term growth rate. As a result of this review, we determined that the fair value of the Midwest was below its carrying value and that the carrying value of the reporting unit goodwill exceeded its implied fair value (defined as the fair value of the reporting unit less the fair value of all assets and liabilities other than goodwill). Further, based upon the analysis, we concluded that the Midwest's goodwill was entirely impaired and we recorded an impairment charge of $27.0 million as a component of operating income in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 40 weeks ended November 29, 2003.

Long-Lived Assets
-----------------
In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a risk free rate.

During the third quarter of fiscal 2003 and in connection with the goodwill impairment test discussed above, we reviewed the carrying value of all of the Midwest's long-lived assets for potential impairment under SFAS 144. We estimated the Midwest's future cash flows from its long-lived assets, primarily equipment and leasehold improvements, based on internal analysis and valuations performed by an independent third party appraiser. For those asset groups for which the carrying value was not recoverable from their future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for the Midwest's long-lived assets of $33.1 million as a component of operating income in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 40 weeks ended November 29, 2003.

During the third quarter of fiscal 2004, we updated our review of the carrying value of several of the Midwest's long-lived assets for potential impairment under SFAS 144 as we experienced operating losses for the past two years for several of our Midwest asset groups. We estimated the Midwest's future cash flows from their long-lived assets, primarily equipment and leasehold improvements, based on internal analysis and valuations performed by an independent third party appraiser. For those asset groups for which the carrying value was not recoverable from their future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded impairment charges for the Midwest's long-lived assets of $34.7 million, which are recorded as a component of operating income in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 40 weeks ended December 4, 2004.

Our impairment reviews may also be triggered by appraisals of or offers for our long-lived assets we receive in the normal course of business. During the 40 weeks ended December 4, 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations. There were no such amounts recorded during the 40 weeks ended November 29, 2003.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 4, 2004, we recorded impairment losses on property, plant and equipment of $2.7 million and $3.5 million, respectively, compared to nil and $19.4 million during the 12 and 40 weeks ended November 29, 2003, respectively. Of these amounts, $0.4 million and $1.2 million for the 12 and 40 weeks ended December 4, 2004, respectively, and $0.5 million for the 40 weeks ended November 29, 2003 related to United States stores that were or will be closed in the normal course of business, and $1.7 million for the 12 and 40 weeks ended December 4, 2004 related to United States property held as part of our 2001 Asset Disposition and are included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations. The remaining impairment losses we recorded of $0.6 million for both fiscal 2004 period presented and $18.9 million for the 40 weeks ended November 29, 2003 periods presented related to stores closed as a result of our exit of the Kohl's business and are included in our Statements of Consolidated Operations under the caption "Gain on disposal of discontinued operations, net of tax" (see Note 6 of our Consolidated Financial Statements). The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

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

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Statements of Consolidated Operations, under the caption "Income (loss) from operations of discontinued businesses, net of tax" for the 12 and 40 weeks ending December 4, 2004 and November 29, 2003, and the results of disposing these businesses which are included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Statements of Consolidated Operations for the 12 and 40 weeks ending December 4, 2004 and November 29, 2003.



                                                       12 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              5              137               (32)             110
                                    -------------  ------------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                          5              137               (32)             110
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $           5    $         137     $         (32)   $         110
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Non-accruable closing costs         $           7    $         (11)    $         (32)   $         (36)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Interest accretion on present value of
   future occupancy costs                      (2)            (206)                -             (208)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $           5    $         137     $         (32)   $         110
                                    ---------------  ----------------  ---------------  -------------

Loss on disposal of discontinued
     businesses
Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                        -                -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  --------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ==============





                                                      12 Weeks ended November 29, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------


(Loss) income from operations of
     discontinued businesses
Sales                               $           -    $           -     $      21,192    $      21,192
Operating expenses                            (48)          (3,663)          (19,381)         (23,092)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                        (48)          (3,663)            1,811           (1,900)
Tax benefit (provision)                        20            1,539              (761)             798
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $         (28)   $      (2,124)    $       1,050    $      (1,102)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Occupancy related costs             $           -    $      (3,000)    $           -    $      (3,000)
Reversal of previously accrued
   occupancy related costs                      -            4,458                 -            4,458
Severance and benefits                          -               66                 -               66
Non-accruable inventory costs                (175)            (318)                -             (493)
Non-accruable closing costs                   130           (4,689)           (2,391)          (6,950)
Interest accretion on present value
   of future occupancy costs                   (3)            (180)                -             (183)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (48)   $      (3,663)    $      (2,391)   $      (6,102)
                                    ---------------  ----------------  ---------------  ----------------


Gain on disposal of
       discontinued businesses
Gain on sale of fixed assets        $           -    $       6,445     $      77,448    $      83,893
Fixed asset impairments                         -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of
   discontinued businesses, before
   tax                                          -            6,445            77,448           83,893
Tax provision                                   -           (2,707)          (32,528)         (35,235)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $           -    $       3,738     $      44,920    $      48,658
                                    ===============  ================  ===============  ================







                                                       40 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            333             (637)             (625)            (929)
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        333             (637)             (625)            (929)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         333    $        (637)    $        (625)   $        (929)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Severance and benefits              $       (326)    $           -     $           -    $        (326)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Non-accruable closing costs                   667             (401)             (625)            (359)
Interest accretion on present value
   of future occupancy costs                   (8)            (590)                -             (598)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         333    $        (637)    $        (625)   $        (929)
                                    ---------------  ----------------  ---------------  -------------

Loss on disposal of discontinued
     businesses

Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                        -                -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  --------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ==============





                                                      40 Weeks ended November 29, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------


(Loss) income from operations of
     discontinued businesses
Sales                               $      32,726    $     123,229     $      65,265    $     221,220
Operating expenses                        (43,512)        (179,528)          (51,738)        (274,778)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                    (10,786)         (56,299)           13,527          (53,558)
Tax benefit (provision)                     3,932           24,055            (5,493)          22,494
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $      (6,854)   $     (32,244)    $       8,034    $     (31,064)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Pension withdrawal liability        $           -    $      (6,500)    $           -    $      (6,500)
Occupancy related costs                    (3,993)         (28,387)                -          (32,380)
Reversal of previously accrued
   occupancy related costs                      -            4,458                 -            4,458
Non-accruable inventory costs                (175)          (2,307)                -           (2,482)
Non-accruable closing costs                (2,984)          (6,526)           (3,834)         (13,344)
Gain on sale of inventory                   1,645                -                 -            1,645
Severance and benefits                     (2,635)          (8,349)                -          (10,984)
Interest accretion on present value
   of future occupancy costs                   (3)            (180)                -             (183)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $      (8,145)   $     (47,791)    $      (3,834)   $     (59,770)
                                    ---------------  ----------------  ---------------  --------------


Gain (loss) on disposal of
       discontinued businesses
Gain on sale of fixed assets        $      85,983    $      15,272     $      77,448    $     178,703
Fixed asset impairments                         -          (18,968)                -          (18,968)
                                    -------------    -------------     ---------------  ----------------
Gain (loss) on disposal of
   discontinued businesses, before
   tax                                     85,983           (3,696)           77,448          159,735
Tax provision                             (30,997)          (3,563)          (32,528)         (67,088)
                                    -------------    ----------------  ---------------  ----------------
Gain (loss) on disposal of
   discontinued businesses,
   net of tax                       $      54,986    $      (7,259)    $      44,920    $      92,647
                                    =============    ================  ===============  ================



Northern New England
--------------------
As previously stated, as part of our strategic plan we decided, in February 2003, to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. As a result of these sales, we generated proceeds of $117.5 million, resulting in a gain of $86.0 million ($55.0 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Statements of Consolidated Operations for the 40 weeks ended November 29, 2003. In addition, as part of the exit of this business, we reported a loss of $10.8 million ($6.9 million after tax) for the 40 weeks ended November 29, 2003, which was included in "Income (loss) from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for those periods. During the 12 and 40 weeks ended December 4, 2004, we recorded gains of nil and $0.3 million, respectively, primarily due to favorable results of winding down this business. This amount is included in "Income (loss) from operations of discontinued businesses, net of tax" in our Statements of Consolidated Operations.

The following table summarizes the reserve activity related to the exit of the northern New England market since the charge was recorded:



                                                                     Severance
                                                                        and
                                           Occupancy                 Benefits               Total
                                           ---------                 ---------            --------


   Fiscal 2003 charge (1)                    $3,993                   $2,670               $6,663
   Additions (2)                                  6                        -                    6
   Utilization (3)                           (3,547)                  (2,612)              (6,159)
                                            --------                  -------             --------
   Balance at
       February 28, 2004                        452                       58                  510
   Additions (2)                                  8                      326                  334
   Utilization (3)                             (127)                    (384)                (511)
                                            --------                  -------             --------
   Balance at
       December 4, 2004                     $   333                   $    -              $   333
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



As of December 4, 2004, we had paid approximately $3.0 million in severance and benefits costs, which resulted from the termination of approximately 300 employees.

At December 4, 2004, $0.1 million of the northern New England exit reserves was included in "Other accruals" and $0.2 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $0.3 million as of December 4, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Kohl's Market
-------------
As previously stated, as part of our strategic plan we decided to exit the Madison and Milwaukee, Wisconsin markets, which comprised our Kohl's banner.

As a result of the Madison sales, we generated proceeds of $20.1 million, resulting in a gain of $8.8 million ($5.6 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Statements of Consolidated Operations for the 40 weeks ended November 29, 2003.

As a result of the decision to exit Milwaukee, we estimated the assets' fair market value using a probability weighted average approach based upon expected proceeds and recorded impairment losses on the property, plant and equipment at the remaining Kohl's locations of nil and $18.9 million during the 12 and 40 weeks ended November 29, 2003, respectively. Further, during the 12 and 40 weeks ended December 4, 2004, we recorded additional impairment losses of $0.6 million as a result of originally estimated proceeds on the disposal of these assets not being achieved. This net loss is also included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Statements of Consolidated Operations for those periods.

As a result of the closure and impending sale of certain Milwaukee locations, we recorded exit costs net of the results of these businesses while they were open of $3.7 million and $56.3 million for the 12 and 40 weeks ended November 29, 2003. These charges are detailed in the tables above and are included in "Income
(loss) from operations of discontinued businesses, net of tax" in our Statements of Consolidated Operations for those periods. During the 12 and 40 weeks ended December 4, 2004, we recorded a gain of $0.1 million and a charge of $0.6 million, respectively, primarily due to residual benefits and costs of winding down this business.

The following table summarizes the reserve activity since the charge was recorded:



                                                         Severance
                                                            and            Fixed
                                       Occupancy         Benefits         Assets            Total
                                       ---------       -----------      -----------     -----------


   Fiscal 2003 charge (1)                 $25,487        $13,062           $18,968        $57,517
   Additions (2)                              352              -                 -            352
   Utilization (3)                         (5,342)        (8,228)          (18,968)       (32,538)
   Adjustments (4)                         (1,458)             -                 -         (1,458)
                                         --------       --------           -------        --------
   Balance at
       February 28, 2004                   19,039          4,834                 -         23,873
   Additions (2)                              538             52               602          1,192
   Utilization (3)                         (2,512)        (2,174)             (602)        (5,288)
   Adjustments (4)                           (354)             -                 -           (354)
                                         --------       --------          --------        -------

   Balance at
       December 4, 2004                  $ 16,711       $  2,712          $      -        $19,423
                                         ========       ========          ========        =======

   (1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal 2003 charge to property of $18.9 million represents the impairment losses at certain
       Kohl's locations.
   (2) The additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceed on the disposal of these assets not being achieved.
   (3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
   (4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued occupancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During the 12 and 40 weeks ended
       December 4, 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases.


As of December 4, 2004, we had paid approximately $10.4 million of the total original severance and benefits charge recorded, which resulted from the termination of approximately 2,000 employees. The remaining severance liability relates to future obligations for early withdrawal from multi-employer union pension plans which will be paid by mid-2006, and individual severance payments which will be paid by the end of fiscal 2004.

At December 4, 2004, $5.7 million of the Kohl's exit reserves was included in "Other accruals" and $13.7 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $19.4 million as of December 4, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Eight O'Clock Coffee
--------------------
During the 12 and 40 weeks ended November 29, 2003, we completed the sale of our Eight O'Clock Coffee business, generating gross proceeds of $107.5 million and a net gain after transaction related costs of $75.1 million ($43.5 million after tax). The sale of the coffee business also included a contingent note for up to $20.0 million, the value and payment of which is based upon certain elements of the future performance of the Eight O'Clock Coffee business and therefore is not included in the gain. During the 12 and 40 weeks ended November 29, 2003, we incurred costs of $2.4 million and $3.8 million related to the sale, which was included in "Income (loss) from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations. During the 12 and 40 weeks ended December 4, 2004, we incurred costs of $2.1 million which consisted of a post-sale working capital settlement between the buyer and our Company for which the amount was not determinable at the time of the sale. This amount is included in "(Loss) gain on disposal of discontinued operations, net of tax" in our Statements of Consolidated Operations. Further, during the 40 weeks ended December 4, 2004, we incurred costs of $0.6 million related to winding down this business subsequent to its sale and included this amount in "Income (loss) from operations of discontinued businesses, net of tax" in our Statements of Consolidated Operations.


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

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Statements of Consolidated Operations and Statements of Consolidated Cash Flows for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                 12 Weeks Ended December 4, 2004                  12 Weeks Ended November 29, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project      2001         Farmer                 Project       2001         Farmer
                           Great       Asset         Jack                   Great        Asset         Jack
                          Renewal   Disposition  Restructuring   Total     Renewal    Disposition  Restructuring  Total
                          -------   -----------  ------------- --------  -----------  -----------  ------------- --------


   Balance Sheet accruals
   ----------------------
   PV interest           $    418   $       553  $       154  $   1,125  $       655  $       532  $         -  $   1,187
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total accrued to
     balance sheets           418           553          154      1,125          655          532            -      1,187
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Occupancy reversals          -       (4,488)            -    (4,488)            -            -            -          -
   Additional occupancy
     accrual                    -             -            -          -            -          991            -        991
   Additional severance         -             -            -          -            -          535            -        535
   Adjustments to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
     balance sheets             -       (4,488)            -    (4,488)            -        1,526            -      1,526
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Non-accruable items
     recorded on Statements
     of Operations
     -------------
   Property writedowns          -         1,709            -      1,709            -            -            -          -
   Inventory markdowns          -             -            -          -            -            -            -          -
   Closing costs                -             -            -          -            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total non-accruable
     items                      -         1,709            -      1,709            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

     Less PV interest        (418)        (553)         (154)    (1,125)        (655)       (532)            -     (1,187)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ----------
Total amount recorded on
     Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $   (2,779)  $         -  $ (2,779)  $         -  $     1,526  $         -  $   1,526
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========




                                 40 Weeks Ended December 4, 2004                  40 Weeks Ended November 29, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project       2001       Farmer                  Project        2001        Farmer
                           Great       Asset        Jack                    Great         Asset        Jack
                          Renewal    Disposition Restructuring   Total     Renewal     Disposition Restructuring  Total
                         --------   ------------ ------------- --------  -----------  ------------ ------------- --------



   Balance Sheet accruals
   PV interest           $  1,494   $     1,902  $       534  $   3,930  $     2,075  $     2,232  $         -  $   4,307
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total accrued to
     balance sheets         1,494         1,902          534      3,930        2,075        2,232            -      4,307
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Occupancy reversals          -       (4,488)            -    (4,488)            -       (6,778)           -     (6,778)
   Additional occupancy
     accrual                    -             -            -          -            -          991            -        991
   Additional severance         -             -            -          -            -        1,490            -      1,490
                          --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Adjustments to
     balance sheets             -       (4,488)            -    (4,488)            -       (4,297)           -     (4,297)
                          --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -         1,709           90      1,799            -          422            -        422
   Inventory markdowns          -             -          291        291            -            -            -          -
   Closing costs                -             -          689        689            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total non-accruable
     items                      -         1,709        1,070      2,779            -          422            -        422
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

     Less PV interest      (1,494)      (1,902)         (534)    (3,930)      (2,075)     (2,232)            -     (4,307)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ---------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $   (2,779)  $     1,070  $ (1,709)  $         -  $   (3,875)  $         -  $ (3,875)
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========




Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of December 4, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,477         17      1,494          -          -          -      1,477         17      1,494
     Utilization (2)       (3,887)      (177)    (4,064)      (526)         -       (526)    (4,413)      (177)    (4,590)
                         --------   --------   --------   ---------  --------   --------  ---------  ---------  ---------
     Balance at
       Dec. 4, 2004      $ 29,062   $    292   $ 29,354   $  1,631   $      -   $  1,631  $  30,693  $     292  $  30,985
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $1.5 million during the 40 weeks ended December 4, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $4.1 million during the 40 weeks ended December 4, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.5 million during the 40 weeks ended December 4, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.





We paid $96.8 million of the total occupancy charges from the time of the original charges through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.9 million of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $29.4 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.6 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out by 2020.

None of these stores were open during the 12 and 40 weeks ended December 4, 2004 and November 29, 2003. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At December 4, 2004 and February 28, 2004, approximately $5.5 million and $6.5 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 4, 2004 of $31.0 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of December 4, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:




                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           1,902          -      1,902          -          -          -      1,902          -      1,902
     Utilization (2)       (3,804)      (375)    (4,179)      (178)       (58)      (236)    (3,982)      (433)    (4,415)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         ---------  --------   ---------  --------   --------   --------  ---------- ---------  ---------
     Balance at
       Dec. 4, 2004      $ 33,194   $      -   $ 33,194   $  2,133   $      -   $  2,133  $  35,327  $       -  $  35,327
                         ========   ========   ========   ========   ========   ========  =========  =========  =========






(1) The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $1.9 million during the 40 weeks ended December 4, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were expensed as earned.
(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $4.2 million during the 40 weeks ended December 4, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.2 million during the 40 weeks ended
         December 4, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. Finally, during the 12 and 40 weeks ended December 4, 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge.




We paid $38.3 million ($35.3 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $26.1 million ($17.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $33.2 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At December 4, 2004 and February 28, 2004 approximately $7.1 million and $12.0 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:



                                                           12 Weeks Ended                     40 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Dec. 4, 2004      Nov. 29, 2003    Dec. 4, 2004      Nov. 29, 2003
                                                   ------------      -------------    -------------     -------------


                  Sales                            $           -     $           -    $           -     $         316
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $           -    $           -     $         (72)
                                                   =============     =============    =============     ==============




Based upon current available information, we evaluated the reserve balances as of December 4, 2004 of $35.3 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for fiscal
2003), excluding PV interest, we recorded costs in the 12 and 40 weeks ended December 4, 2004 of nil and $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"), respectively, as follows:

                                     12 Weeks Ended             40 Weeks Ended
                                    December 4, 2004           December 4, 2004
                                 ----------------------     ------------------
   Occupancy related                  $            -           $            -
   Severance and benefits                          -                        -
   Property writedowns                             -                       90
   Inventory markdowns                             -                      291
   Nonaccruable closing costs                      -                      689
                                      --------------           --------------
        Total charges                 $            -           $        1,070
                                      ==============           ==============

As of December 4, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writedowns as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.


                                                          Severance
                                                             and
                                          Occupancy        Benefits           Total
                                        ------------    -------------      ----------


     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                534                -             534
     Utilization (2)                          (3,719)          (4,775)         (8,494)
                                        ------------    -------------      ----------
     Balance at
        Dec. 4, 2004                    $     16,777    $          44      $   16,821
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 40 weeks ended December 4, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2)      Occupancy utilization of $1.1 million and $3.7 million during fiscal
         2003 and the 40 weeks ended December 4, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.8 million during fiscal 2003 and 40 weeks ended December
         4, 2004, respectively, represent payments made to terminated employees during the period.



We paid $4.8 million of the total occupancy charges from the time of the original charge through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $16.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of less than $0.1 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:



                                                           12 Weeks Ended                     40 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                    Dec. 4, 2004     Nov. 29, 2003     Dec. 4, 2004     Nov. 29, 2003
                                                    --------------   -------------    ------------------------------



                  Sales                            $           -     $      12,588    $       2,433     $      41,944
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $     (1,877)    $         (47)    $      (6,626)
                                                   =============     =============    ==============    ==============



At December 4, 2004 and February 28, 2004, approximately $3.0 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.


We have evaluated the liability balance of $16.8 million as of December 4, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


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



                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 4, 2004               November 29, 2003
                                                              ---------------------          -----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ----------


Service cost                                                  $   1,309    $   2,113         $    742     $   1,574
Interest cost                                                     2,773        3,161            2,068         2,668
Expected return on plan assets                                   (3,199)      (4,090)          (4,867)       (3,428)
Amortization of unrecognized net transition asset                    (3)           -               (3)         (100)
Amortization of unrecognized net prior service cost                  39          117               34            76
Amortization of unrecognized net loss                                78          464            2,510           132
Administrative expenses and other                                     -           68                -            57
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $     997    $   1,833         $    484     $     979
                                                              =========    =========         ========     =========


                                                                             For the 40 Weeks Ended
                                                                ---------------------------------------------------
                                                                 December 4, 2004               November 29, 2003
                                                                -------------------            --------------------
                                                                U.S.         Canada            U.S.        Canada
                                                                -------    ---------         --------     ---------

Service cost                                                  $   4,363    $   6,662         $  2,473     $   5,248
Interest cost                                                     9,243        9,964            6,896         8,893
Expected return on plan assets                                  (10,662)     (12,892)         (16,225)      (11,425)
Amortization of unrecognized net transition asset                    (9)           -              (10)         (334)
Amortization of unrecognized net prior service cost                 130          369              111           253
Amortization of unrecognized net loss                               260        1,462            8,368           441
Administrative expenses and other *                               2,825          212                -           191
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   6,150    $   5,777         $  1,613     $   3,267
                                                              =========    =========         ========     =========



* During fiscal 2004, it came to our attention that one of our Taft-Hartley U.S. defined benefit pension plans that was previously recorded off balance sheet as a multiemployer plan was entirely sponsored by our Company. In accordance with SFAS 87, "Employers' Accounting for Pensions" ("SFAS 87"), the funded status of single employer defined benefit plans is to be recorded on balance sheet with net pension income or cost recorded each quarter since the adoption of SFAS 87. Given (i.) the lack of employee data needed to calculate the funded status of the plan at each balance sheet date since the adoption of SFAS 87, (ii.) the inability to determine if the plan would have had unrecognized actuarial gains and losses during the past several years in question, and (iii.) as the difference between actual net pension cost recognized in our Statements of Consolidated Operations and net pension cost that should have been recorded per SFAS 87 was not significant to each of the past three years, an adjustment of $2.8 million was made to record the plan's funded status (i.e., net liability) at the latest measurement date on our Consolidated Balance Sheet. The impact of this adjustment was not significant to the individual quarters in fiscal 2004 as well as to the prior periods to which it relates.

Contributions
We previously disclosed in our consolidated financial statements for the year ended February 28, 2004, that we expected to contribute $2.0 million in cash to our defined benefit plans in fiscal 2004. During the 12 weeks ended December 4, 2004, we contributed approximately $0.6 million to our defined benefit plans. We plan to contribute approximately $3.2 million to our plans in the fourth quarter of fiscal 2004.


Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. The components of net postretirement benefits (income) cost are as follows:




                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 4, 2004               November 29, 2003
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ----------   ---------         --------     ---------



Service cost                                                  $      66    $      60         $     54     $      86
Interest cost                                                       268          161              298           233
Prior service cost                                                 (311)        (128)            (305)           (8)
Amortization of (gain) loss                                        (110)          87              (83)           68
                                                              ---------    ---------         ---------    ---------
     Net postretirement benefits (income) cost                $     (87)   $     180         $    (36)    $     379
                                                              ==========   =========         =========    =========


                                                                             For the 40 Weeks Ended
                                                              -----------------------------------------------------

                                                                 December 4, 2004               November 29, 2003
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------

Service cost                                                  $     220    $     189         $    181     $     286
Interest cost                                                       927          509              993           776
Prior service cost                                               (1,036)        (405)          (1,016)          (28)
Amortization of (gain) loss                                        (304)         273             (277)          227
                                                              ---------    ---------         ---------    ---------
     Net postretirement benefits (income) cost                $    (193)   $     566         $   (119)    $   1,261
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

The effect of applying FAS 106-2 had no cumulative effect on our Company's retained earnings as of February 28, 2004. Accordingly, we reported net postretirement benefits income of $72 and $144 for the 12 and 40 weeks ended December 4, 2004, respectively, representing the third quarter's and year to date's portion of the annual reduction under the Act. Had the effect of FAS 106-2 been applied retroactively to the beginning of fiscal 2004, net postretirement benefits income for the first quarter ended June 19, 2004 would have increased by $96.


9.   Stock Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosure of compensation expense, net income or loss and earnings or loss per share as if the fair value based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") had been applied.

Had compensation cost for our stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methods prescribed by SFAS 123 and SFAS 148, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                         12 Weeks Ended                          40 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                                    Nov. 29, 2003                           Nov. 29, 2003
                                                Dec. 4, 2004        (As Restated)       Dec. 4, 2004        (As Restated)
                                               ---------------    ----------------    ---------------     -----------------


Net loss, as reported:                         $      (75,343)    $       (25,267)    $     (182,391)     $      (97,009)
     Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects          (836)             (1,373)            (2,981)             (4,916)
                                               ---------------    ----------------    ---------------     ---------------
     Pro forma net loss                        $      (76,179)    $       (26,640)    $     (185,372)     $     (101,925)
                                               ===============    ================    ===============     ===============

    Net loss per share - basic and diluted:
         As reported                           $        (1.96)      $     (0.66)      $        (4.74)     $        (2.51)
         Pro forma                             $        (1.98)      $     (0.69)      $        (4.81)     $        (2.65)




The pro forma effect on net loss and net loss per share may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                                         12 Weeks Ended                          40 Weeks Ended
                                               -----------------------------------    -----------------------------------
                                                   Dec. 4,            Nov. 29,             Dec. 4,            Nov. 29,
                                                    2004                2003                2004                2003
                                               ---------------    ----------------    ---------------     ---------------


         Expected life                             7 years             7 years             7 years             7 years

         Volatility                                  53%                 52%                 53%                 50%

         Risk-free interest rate range              3.89%            3.68%-4.00%         3.20%-4.41%         2.71%-4.01%



Refer to Note 1 - Impact of New Accounting Pronouncements regarding discussion of the FASB's recent issuance of SFAS 123R on our consolidated financial statements.


10.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chairman of the Board and Chief Executive Officer.

We currently operate in two reportable segments: United States and Canada. The segments are comprised of retail supermarkets in the United States and Canada. The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2003 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:




                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                                                 Nov. 29, 2003                               Nov. 29, 2003
                                           Dec. 4, 2004          (As Restated)         Dec. 4, 2004          (As Restated)
                                        ------------------    ------------------    -----------------     -----------------


Sales
     United States                      $        1,672,206    $        1,703,888    $       5,610,316     $       5,679,046
     Canada                                        851,553               780,724            2,684,301             2,498,847
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,523,759    $        2,484,612    $       8,294,617     $       8,177,893
                                        ==================    ==================    =================     =================

Sales by category
     Grocery (1)                        $        1,677,798    $        1,681,699    $       5,457,961     $       5,460,097
     Meat (2)                                      527,035               506,191            1,731,513             1,654,417
     Produce (3)                                   318,926               296,722            1,105,143             1,063,379
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,523,759    $        2,484,612    $       8,294,617     $       8,177,893
                                        ==================    ==================    =================     =================

Depreciation and amortization
     United States                      $           46,964    $           51,078    $         157,328     $         170,481
     Canada                                         15,890                13,544               49,045                42,921
                                        ------------------    ------------------    -----------------     -----------------
         Total Segments                             62,854                64,622              206,373               213,402
              Discontinued operations                 -                     -                     -                   1,551
                                        ------------------    ------------------    -----------------     -----------------
                  Total Company         $           62,854    $           64,622    $         206,373     $         214,953
                                        ==================    ==================    =================     =================





                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                                                 Nov. 29, 2003                               Nov. 29, 2003
                                           Dec. 4, 2004          (As Restated)         Dec. 4, 2004          (As Restated)
                                        ------------------    ------------------    -----------------     -----------------


(Loss) from operations
     United States                      $          (60,188)   $          (96,124)   $        (110,968)    $        (164,672)
     Canada                                          8,279                13,682                5,931                51,578
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (51,909)   $          (82,442)   $        (105,037)    $        (113,094)
                                        ==================    ===================   ==================    ==================

(Loss) from continuing
   operations before income taxes
     United States                      $          (77,399)   $         (112,890)   $        (172,382)    $        (219,369)
     Canada                                          9,572                11,940                2,390                46,464
                                        ------------------    ------------------    ------------------    -----------------
         Total Company                  $          (67,827)   $         (100,950)   $        (169,992)    $        (172,905)
                                        ==================    ==================    =================     =================

Capital expenditures
     United States                      $           25,613    $           17,987    $          92,277     $          64,301
     Canada                                         27,091                15,273               57,869                44,823
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           52,704    $           33,260    $         150,146     $         109,124
                                        ==================    ==================    =================     =================

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.
(2)  The meat category includes meat, deli, bakery and seafood.
(3)  The produce category includes produce and floral.


                                                                                                          February 28, 2004
                                                                                        December 4,          (As Restated
                                                                                           2004               See Note 3)
                                                                                    -----------------     -----------------

Total assets
     United States                                                                  $       1,894,757     $       2,011,165
     Canada                                                                                   853,556               772,651
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,748,313     $       2,783,816
                                                                                    =================     =================




11.  Commitments and Contingencies

On October 1, 2004, our Company announced that we had reached a settlement, subject to court approval, of the previously disclosed Canadian class action lawsuit, captioned 1176560 Ontario Limited, 1184883 Ontario Inc. and 1205427 Ontario Limited vs. The Great Atlantic & Pacific Company of Canada Limited; Ontario Superior Court of Justice, Court File No. 02 CV-227777CP, which was filed by certain franchisees of our Food Basics discount grocery operations in Ontario, Canada. The settlement was approved by the Canadian court on October 4, 2004. Under the terms of the settlement, A&P Canada agreed to make payment for damages as well the repurchase of the franchise shares. In addition, A&P Canada is required to pay other settlement expenses, including the calculated net book value of the repurchased franchises, expected to be finalized during the fourth quarter of fiscal 2004. The settlement and repurchase transaction closed during the third quarter of this fiscal year and the recorded pre-tax loss was approximately $26.1 million. Of this amount, $24.7 million was recorded in the second quarter ended September 11, 2004, and $1.4 million was recorded in the third quarter ended December 4, 2004. The additional $1.4 million mainly represents legal and other professional fees incurred in the third quarter ended December 4, 2004 as well as changes in estimate on the net settlement amount. This estimate is subject to change based upon the finalization of the net settlement amount expected during the fourth quarter of fiscal 2004.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 40 weeks ended December 4, 2004 and November 29, 2003.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2004 that Management wishes to share with the reader to assist in understanding the business.
o Results of Continuing Operations and Liquidity and Capital Resources - a discussion of the following:
     - Results for the 12 weeks ended December 4, 2004 compared to the 12 weeks ended November 29, 2003 and results for the 40 weeks ended December 4, 2004 compared to the 40 weeks ended November 29, 2003;
     - The Company's Asset Disposition Initiative; and
     - Current and expected future liquidity.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 are unaudited and, in the opinion of Management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The accompanying consolidated financial statements also include the impact of adopting FIN 46-R, EITF 03-10, and the change in our method of valuing certain of our inventories from the LIFO method to the FIFO method during the first quarter of fiscal 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states, the District of Columbia and Ontario, Canada. The Company's business consists strictly of its retail operations, which totaled 650 stores as of December 4, 2004.

U.S. retail operations consist of four regions: New York/New Jersey/southern New England under the A&P, Waldbaum's, The Food Emporium and Food Basics banners; Philadelphia/Baltimore/Washington, D.C. under the Super Fresh and Food Basics banners; Detroit/Toledo under the Farmer Jack and Food Basics banners, and New Orleans under the Sav-A-Center banner.

A&P Canada, based in Toronto, Ontario, operates five banner groups across the Province, with stores operating under the A&P, Dominion, Food Basics, Ultra Food & Drug and The Barn Market trade names. A&P Canada also serves as a franchisor to certain Food Basics stores in Ontario.

The Company remained unprofitable overall in the third quarter, with essentially flat sales resulting from a difficult business environment that affected our business and most other retail sectors. Despite those conditions, we maintained our market share.

While not satisfied with the overall results, we continue to focus on merchandising and operating improvements in the U.S., our rigorous management of expenses, and investment and liquidity throughout the Company.

A&P Canada achieved a solid quarter, driven by the growing consumer impact and results of our fresh food marketing initiatives in mainstream stores, coupled with the improving trend in our discount Food Basics operations. In addition, during the quarter, we completed the acquisition of 24 previously franchised Food Basics stores in Ontario, and look for those stores to improve going forward under corporate management. A&P Canada's profits were down year on year primarily due to an internal charge for Corporate and IT services which was increased significantly during last year's fourth quarter.

Our U.S. banner operations maintained emphasis on improved merchandising and store operating fundamentals, expense management and productivity measures, the improvement of the U.S. Food Basics operation and the initial rollout of our new Fresh Market concept, with stores opening with elements of that fresh format in each of our banners.

On November 4, 2004, we announced the consolidation of the previous corporate and U.S. business management teams into one unified organization affecting U.S. operations only. That was followed in December by a major reorganization of the Company's U.S. administration, support services and operating staff.

We believe these actions will strengthen central management control, substantially reduce costs, and simplify our organizational structure. We hope these changes will also remove barriers to achieving profitability.

On the financial side, we maintained close management of cash flow, capital spending and debt levels, in order to ensure sufficient liquidity to operate and invest strategically in the business. In particular, we continue to manage capital spending closely and spent below our previously planned levels consistent with our goal to preserve cash.

Along with the significant cost benefits we anticipate with the reorganization of the Company, day-to-day expense reduction remains a high priority as we continue seeking ways to improve labor productivity, administrative, advertising and occupancy expenses, and the cost of merchandise, supplies and services.

OUTLOOK
-------
Our short-term outlook remains conservative, with leading economic indicators showing few signs of significant improvement, particularly in our markets. With no major upturn in consumer confidence envisioned, our expectation is that competition for consumer food dollars will remain intense, among both conventional supermarket operators and other retail segments now marketing food.

Accordingly, we remain focused on the strategies and initiatives that we hope will restore sustainable profitability in the U.S., and drive additional growth in Canada, which are as follows:

o Move forward in the U.S. with an organization more focused on controlling costs, strengthening mainstream banner operations with an improved Fresh marketing format, and sharpening the merchandising and operating efficiency of the U.S. Food Basics discount business;

o In Canada, sustain and grow our positive operating trends with continued Fresh Box development in mainstream banners, and the renewed and more aggressive discount impact of Food Basics, and

o Maintain focus on liquidity, emphasizing cash flow generation, and expense control.

While we hope our profits will improve, various factors could cause us to fail to achieve this goal. These include, among others, the following:

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

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development and remodel costs vary from those budgeted, or if changes in financial markets negatively affect our cost of capital or our ability to access capital. Our present pace of spending indicates our capital expenditures will be somewhat less than our original estimates for the year.

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

o The vast majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

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

12 WEEKS ENDED DECEMBER 4, 2004 COMPARED TO THE 12 WEEKS ENDED NOVEMBER 29,
2003
---------------------------------------------------------------------------

OVERALL
-------
Sales for the third quarter of fiscal 2004 were $2.5 billion consistent with the third quarter of fiscal 2003; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased (1.0%). Net loss per share - basic and diluted for the third quarter of fiscal 2004 was $1.96 compared to $0.66 for the third quarter of fiscal 2003.




                                            12 Weeks           12 Weeks
                                              Ended              Ended            Favorable /
                                          Dec. 4, 2004       Nov. 29, 2003       (Unfavorable)         % Change
                                       ----------------     ---------------     --------------     ----------------


Sales                                   $     2,523.8       $     2,484.6       $       39.2                 1.6%
(Decrease) increase  in comparable
      store sales  for Company-operated
     stores                                     (1.0%)                1.2%               NA                   NA
Loss from continuing operations                 (72.8)              (72.8)              -                    0%
(Loss) income from discontinued
     operations                                  (2.6)               47.6              (50.2)             (105.5%)
Net loss                                        (75.3)              (25.3)             (50.0)             (197.6%)
Net loss per share                              (1.96)              (0.66)             (1.30)             (197.0%)





SALES
-----
       Sales for the third quarter of fiscal 2004 of $2,523.8 million increased $39.2 million or 1.6% from sales of $2,484.6 million for third quarter of fiscal 2003. The higher sales were due to an increase in Canadian sales of $70.9 million partially offset by a decrease in U.S. sales of $31.7 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the third quarter of fiscal 2004 and the third quarter of fiscal 2003:



                                        12 Weeks Ended         12 Weeks Ended
                                         Dec. 4, 2004           Nov. 29, 2003      (Decrease) Increase       % Change
                                      -----------------     --------------------   -------------------      ------------


United States                         $     1,672.2         $      1,703.9         $          (31.7)            (1.9%)
Canada                                        851.6                  780.7                     70.9              9.1
                                      -----------------     -----------------      --------------------    ----------------
Total                                 $     2,523.8         $      2,484.6         $           39.2              1.6%
                                      =================     =================      ====================    ================



The following details the dollar impact of several items affecting the increase in sales by operating segment from the third quarter of fiscal 2003 to the third quarter of fiscal 2004:




                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales         Total
                                        -------------  --------------  -------------  -------------  -----------

United States                           $      71.2    $     (70.2)    $       -      $     (32.7)   $     (31.7)
Canada                                        110.8         (112.2)           61.1           11.2           70.9
                                        -------------  --------------  -------------  -------------  ----------------
       Total                            $     182.0    $    (182.4)    $      61.1    $     (21.5)   $      39.2
                                        =============  ==============  =============  =============  ================



The decrease in U.S. sales was primarily attributable to the closing of 22 stores since the beginning of the third quarter of fiscal 2003, of which 14 were closed in fiscal 2004, decreasing sales by $70.2 million, and the decrease in comparable store sales for the third quarter of fiscal 2004 of $32.7 million or -1.9% as compared with the third quarter of fiscal 2003. This decrease was partially offset by the opening or re-opening of 18 new stores since the beginning of the third quarter of fiscal 2003, of which 16 were opened or re-opened in fiscal 2004, increasing sales by $71.2 million. Included in the 28 stores closed since the beginning of the third quarter of fiscal 2003 were 6 stores closed as part of the asset disposition initiative as discussed in Note 7 of our Consolidated Financial Statements.

The increase in Canadian sales was primarily attributable to the opening or re-opening of 11 stores since the beginning of the third quarter of fiscal 2003, of which 5 were opened or re-opened in fiscal 2004, increasing sales by $110.8 million, the favorable effect of the Canadian exchange rate, which increased sales by $61.1 million, and the increase in comparable store sales for the third quarter of fiscal 2004 of $11.2 million or 1.4% for Company-operated stores and franchised stores combined, as compared to the third quarter of fiscal 2003. These increases were partially offset by the closure of 16 stores since the beginning of the third quarter of fiscal 2003, of which 11 were closed in fiscal 2004, decreasing sales by $112.2 million.

Average weekly sales per supermarket for the U.S. were approximately $319,100 for the third quarter of fiscal 2004 versus $320,900 for the corresponding period of the prior year, an decrease of 0.6% primarily due to the overall decrease in comparable store sales. Average weekly sales per supermarket for Canada were approximately $299,500 for the third quarter of fiscal 2004 versus $265,100 for the corresponding period of the prior year, an increase of 13.0%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Gross margin as a percentage of sales decreased 13 basis points to 27.60% for the third quarter of fiscal 2004 from 27.73% for the third quarter of fiscal 2003. This 13 basis point decrease was caused primarily by the increase in Canadian sales as a percentage of our total as Canada has a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.


                                          12 Weeks Ended                                    12 Weeks Ended
                                         December 4, 2004                                  November 29, 2003
                           --------------------------------------------      --------------------------------------------

                               Gross Margin            Rate to Sales%             Gross Margin            Rate to Sales%
                               ------------            --------------             ------------            --------------

United States                  $      491.2                  29.38%               $      500.5                  29.38%
Canada                                205.3                  24.11                       188.4                  24.13
                               --------------          ---------------            --------------          ---------------
       Total                   $      696.5                  27.60%                     $688.9                 27.73%
                               ==============          ===============            ==============          ===============



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the third quarter of fiscal 2003 to the third quarter of fiscal 2004:



                                Sales Volume         Gross Margin Rate            Exchange Rate              Total
                             ------------------      -----------------          -----------------       ---------------



United States                  $       (9.3)           $           -             $           -            $     (9.3)
Canada                                  1.5                      0.5                      14.9                  16.9
                               ----------------        ----------------           --------------          -------------

Total                          $       (7.8)           $         0.5              $       14.9            $      7.6
                               ================        ================           ==============          =============



STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense ("SG&A"), by operating segment, in dollars and as a percentage of sales for the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. SG&A expense was $748.5 million or 29.66% for the third quarter of fiscal 2004 as compared to $771.4 million or 31.05% for the third quarter of fiscal 2003.



                                          12 Weeks Ended                                    12 Weeks Ended
                                         December 4, 2004                                  November 29, 2003
                               ---------------------------------------            -----------------------------------------
                                    SG&A                Rate to Sales%                 SG&A                 Rate to Sales%
                               --------------          ---------------            --------------          -----------------

United States                  $      551.5                  32.98%               $      596.7                  35.02%
Canada                                197.0                  23.13                       174.7                  22.38
                               --------------          ---------------            --------------          -----------------
       Total                   $      748.5                  29.66%               $      771.4                  31.05%
                               ==============          ===============            ==============          ==============




The decrease in total SG&A as a percentage of sales is primarily driven by lower Midwest impairment charges (refer to Note 5 - Valuation of Goodwill and Long Lived Assets for further discussion of the charges) and strict cost containment in the U.S.

The U.S. had overall favorability of 204 basis points. The favorability is primarily driven by a lower Midwest goodwill and property impairment charge of $25.4 million, a reduction in the vacation accrual of $8.6 million due to a change in the vacation entitlement policy, and very tight cost controls. Categories in which the U.S. experienced cost improvements include advertising due to less spend, labor, and corporate administrative expenses due to increased information technology charges to Canada. The favorability in the U.S. was partially offset by $3.8 million of severance and other charges relating to the previously noted administrative reorganization.

The increase in SG&A in Canada of $22.3 million is primarily due to an increase in the Canadian exchange rate of $10.3 million and an increase in labor of $10.0 million mainly due to increased sales.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 weeks ended December 4, 2004, we recorded impairment losses on property, plant and equipment of $2.1 million compared to nil during the 12 weeks ended November 29, 2003. Of this amount, $0.4 million for the 12 weeks ended December 4, 2004 related to United States stores that were or will be closed in the normal course of business and $1.7 million for the 12 weeks ended December 4, 2004 related to United States property held as part of our 2001 Asset Disposition and are included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $19.2 million for the third quarter of fiscal 2004 increased from the prior year amount of $18.4 million due primarily to higher interest expense resulting from our on-balance sheet financing obligations (sale leaseback of Company-owned properties) entered into in the fourth quarter of fiscal 2003 of approximately $4.1 million. This impact was partially offset by lower interest from lower borrowings of approximately $3.3 million.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the third quarter of fiscal 2004 was $4.9 million (a $1.0 million provision for our U.S. operations and a $3.9 million provision for our Canadian operations) compared to a $28.1 million benefit from income taxes from continuing operations for the third quarter of fiscal 2003 (a $33.0 million benefit from our U.S. operations and a $4.9 million provision for our Canadian operations). Our U.S. tax provision for continuing operations for the third quarter of fiscal 2003 was offset by a tax benefit provided on discontinued operations of $34.4 million in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". Consistent with prior year, we continue to record a valuation allowance in an amount that would reduce our U.S. deferred tax asset to the amount that is more likely than not to be realized.

For the third quarter of fiscal 2004, our effective income tax rate of 7.2% changed from the effective income tax rate of (27.8%) in the third quarter of fiscal 2003 as follows:



                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 4, 2004                     November 29, 2003
                                    ---------------------------------  ---------------------------------

                                                         Effective       Tax Benefit        Effective
                                     Tax Provision       Tax Rate        (Provision)        Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (1,035)           1.5%      $      33,060          (32.7%)
Canada                                     (3,889)           5.7%             (4,933)           4.9%
                                    ---------------  ----------------  ---------------  ----------------
                                    $      (4,924)           7.2%      $      28,127          (27.8%)
                                    ===============  ================  ===============  ================



The change in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $34.4 million of benefit was recognized in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $1.0 million and $1.4 million for the third quarters of fiscal 2004 and 2003, respectively, represent state and local taxes.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The income from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2004 was $0.1 million as compared to a loss from operations of discontinued businesses, net of tax, of $1.1 million for the third quarter of fiscal 2003 and is detailed by business as follows:




                                                       12 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              5              137               (32)             110
                                    -------------  ------------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                          5              137               (32)             110
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $           5    $         137     $         (32)   $         110
                                    ===============  ================  ===============  =============


Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Non-accruable closing costs         $           7    $         (11)    $         (32)   $         (36)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Interest accretion on present value of
   future occupancy costs                      (2)            (206)                -             (208)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $           5    $         137     $         (32)   $         110
                                    ---------------  ----------------  ---------------  -------------


                                                      12 Weeks ended November 29, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

(Loss) income from operations of
     discontinued businesses
Sales                               $           -    $           -     $      21,192    $      21,192
Operating expenses                            (48)          (3,663)          (19,381)         (23,092)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                        (48)          (3,663)            1,811           (1,900)
Tax benefit (provision)                        20            1,539              (761)             798
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $         (28)   $      (2,124)    $       1,050    $      (1,102)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Occupancy related costs             $           -    $      (3,000)    $           -    $      (3,000)
Reversal of previously accrued
   occupancy related costs                      -            4,458                 -            4,458
Severance and benefits                          -               66                 -               66
Non-accruable inventory costs                (175)            (318)                -             (493)
Non-accruable closing costs                   130           (4,689)           (2,391)          (6,950)
Interest accretion on present value
   of future occupancy costs                   (3)            (180)                -             (183)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $         (48)   $      (3,663)    $      (2,391)   $      (6,102)
                                    ---------------  ----------------  ---------------  --------------


The loss on disposal of discontinued operations, net of tax, was $2.7 million for the third quarter of fiscal 2004 as compared to gain on disposal of discontinued operations, net of tax, of $48.7 million for the third quarter of fiscal 2003 and is detailed by business as follows:

                                                       12 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Loss on disposal of discontinued
     businesses
Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                        -                -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  --------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ==============


                                                      12 Weeks ended November 29, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of
       discontinued businesses
Gain on sale of fixed assets        $           -    $       6,445     $      77,448    $      83,893
Fixed asset impairments                         -                -                 -                -
Gain on disposal of
                                    ---------------  ----------------  ---------------  ----------------
   discontinued businesses, before
   tax                                          -            6,445            77,448           83,893
Tax provision                                   -           (2,707)          (32,528)         (35,235)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $           -    $       3,738     $      44,920    $      48,658
                                    ===============  ================  ===============  ================

40 WEEKS ENDED DECEMBER 4, 2004 COMPARED TO THE 40 WEEKS ENDED NOVEMBER 29,
2003
-----------------------------------------------------------------------------

OVERALL
-------
Sales for the 40 weeks ended December 4, 2004 were $8.3 billion, compared with $8.2 billion for the 40 weeks ended November 29, 2003; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased (0.1%). Net loss per share - basic and diluted for the 40 weeks ended December 4, 2004 was $4.74 compared to $2.51 for the 40 weeks ended November 29, 2003.


                                            40 Weeks           40 Weeks
                                              Ended              Ended            Favorable /
                                          Dec. 4, 2004       Nov. 29, 2003       (Unfavorable)         % Change
                                       ----------------     ---------------     --------------     ----------------


Sales                                   $     8,294.6       $     8,177.9       $      116.7                 1.4%
(Decrease) increase in comparable
     store sales  for Company- operated
     stores                                      (0.1%)               0.7%                 NA                  NA
Loss from continuing operations                (178.8)             (150.5)             (28.3)              (18.8%)
(Loss) income from discontinued
     operations                                  (3.6)               61.6              (65.2)             (105.8%)
Cumulative effect of a change in
     accounting principle - FIN 46-R                -                (8.0)               8.0               100%
Net loss                                       (182.4)              (97.0)             (85.4)              (88.0%)
Net loss per share                              (4.74)              (2.51)             (2.23)              (88.8%)



SALES
-----
Sales for the 40 weeks ended December 4, 2004 of $8,294.6 million increased $116.7 million or 1.4% from sales of $8,177.9 million for 40 weeks ended November 29, 2003. The higher sales were due to an increase in Canadian sales of $185.5 million partially offset by a decrease in U.S. sales of $68.8 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the 40 weeks ended December 4, 2004 and the 40 weeks ended November 29, 2003:


                                        40 Weeks Ended         40 Weeks Ended
                                         Dec. 4, 2004           Nov. 29 2003        (Decrease) Increase            % Change
                                      -----------------     -----------------      ------------------------     -----------------


United States                         $     5,610.3         $      5,679.1         $          (68.8)                     (1.2%)
Canada                                      2,684.3                2,498.8                    185.5                       7.4
                                      -----------------     -----------------      ------------------------     ----------------
Total                                 $     8,294.6         $      8,177.9         $          116.7                       1.4%
                                      =================     =================      ========================     ================



The following details the dollar impact of several items affecting the increase in sales by operating segment from the 40 weeks ended November 29, 2003 to the 40 weeks ended December 4, 2004:



                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales         Total
                                        -------------  --------------  -------------  -------------  -----------



United States                           $     202.2    $    (231.8)    $       -      $     (39.2)   $     (68.8)
Canada                                        268.8         (267.8)          151.9           32.6          185.5
                                        -------------  --------------  -------------  -------------  ----------------
       Total                            $     471.0    $    (499.6)    $     151.9    $      (6.6)   $     116.7
                                        =============  ==============  =============  =============  ================


The decrease in U.S. sales was primarily attributable to the closing of 31 stores since the beginning of fiscal 2003, of which 14 were closed in fiscal 2004, decreasing sales by $231.8 million, and the decrease in comparable store sales for the 40 weeks ended December 4, 2004 of $39.2 million or -0.7% as compared with the 40 weeks ended November 29, 2003. These decreases were partially offset by the opening or re-opening of 26 new stores since the beginning of fiscal 2003, of which 16 were opened or re-opened in fiscal 2004, increasing sales by $202.2 million. Included in the 37 stores closed since the beginning of fiscal 2003 were 6 stores closed as part of the asset disposition initiative as discussed in Note 7 of our Consolidated Financial Statements.

The increase in Canadian sales was primarily attributable to the opening or re-opening of 17 stores since the beginning of fiscal 2003, of which 5 were opened or re-opened in fiscal 2004, increasing sales by $268.8 million, the favorable effect of the Canadian exchange rate, which increased sales by $151.9 million, and the increase in comparable store sales for the 40 weeks ended December 4, 2004 of $32.6 million or 1.3% for Company-operated stores and franchised stores combined, as compared to the 40 weeks ended November 29, 2003. These increases were partially offset by the closure of 22 stores since the beginning of 2003, of which 11 were closed in fiscal 2004, decreasing sales by $267.8 million.

Average weekly sales per supermarket for the U.S. were approximately $322,100 for the 40 weeks ended December 4, 2004 versus $305,000 for the corresponding period of the prior year, an increase of 5.6% primarily due to the impact of openings and closings with net higher average weekly sales. Average weekly sales per supermarket for Canada were approximately $282,200 for the 40 weeks ended December 4, 2004 versus $252,900 for the corresponding period of the prior year, an increase of 11.6%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the 40 weeks ended December 4, 2004 as compared to the 40 weeks ended November 29, 2003. Gross margin as a percentage of sales decreased 29 basis points to 27.87% for the 40 weeks ended December 4, 2004 from 28.16% for the 40 weeks ended November 29, 2003. This 29 basis point decrease was caused by the increase in Canadian sales as a percentage of our total (approximately 10 basis points) and from the increase in U.S. Food Basics as a percentage of sales (approximately 19 basis points). We believe the impact on margin for changes in costs and special reductions was not significant.



                                          40 Weeks Ended                                    40 Weeks Ended
                                         December 4, 2004                                  November 29, 2003
                           --------------------------------------------      --------------------------------------------

                               Gross Margin              Rate to Sales%           Gross Margin            Rate to Sales%
                               ------------              --------------           ------------            --------------


United States                  $    1,664.6                  29.67%               $    1,695.2                  29.85%
Canada                                647.4                  24.12                       608.0                  24.33
                               --------------          ---------------            --------------          --------------
       Total                   $    2,312.0                  27.87%               $    2,303.2                  28.16%
                               ==============          ===============           ===============          ==============



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 40 weeks ended November 29, 2003 to the 40 weeks ended December 4, 2004:



                                Sales Volume         Gross Margin Rate            Exchange Rate              Total
                             ------------------      -----------------          -----------------       ---------------


United States                  $      (20.5)           $       (10.1)             $          -            $    (30.6)
Canada                                  7.7                     (5.2)                     36.9                  39.4
                               ----------------        ----------------           --------------          -------------
Total                          $      (12.8)           $       (15.3)             $       36.9            $      8.8
                               ================        ================           ==============          =============



STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense by operating segment, in dollars and as a percentage of sales for the 40 weeks ended December 4, 2004 compared with the 40 weeks ended November 29, 2003. SG&A expense was $2,417.1 million or 29.14% for the 40 weeks ended December 4, 2004 as compared to $2,416.3 million or 29.55% for the 40 weeks ended November 29, 2003.



                                          40 Weeks Ended                                    40 Weeks Ended
                                           Dec. 4, 2004                                      Nov. 29, 2003
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------


United States                  $    1,775.6                  31.65%               $    1,859.9                  32.75%
Canada                                641.5                  23.90                       556.4                  22.27
                               --------------          ---------------            --------------          --------------
       Total                   $    2,417.1                  29.14%               $    2,416.3                  29.55%
                               ==============          ===============            ==============          ==============




The U.S. had overall favorability of 110 basis points. While part of the improvement in the U.S. is due to the lower Midwest goodwill and property impairment charges of $25.4 million and a reduction in the vacation accrual of $8.6 million due to a change in the vacation entitlement policy, most of the favorability is due to very tight cost controls. Categories in which the U.S. experienced cost improvements include advertising due to less spend ($19.8 million), labor ($15.2 million), and corporate administrative expenses due to increased information technology charges to Canada ($10.1 million). The favorability in the U.S. was partially offset by $3.8 million of severance and other charges relating to the previously noted administrative reorganization.

The increase in SG&A in Canada of $85.1 million is primarily due to the increase in the Canadian exchange rate of $24.5 million, an increase in labor of $23.7 million due mainly to increased sales, an increase in occupancy of $13.1 million as a result of the opening of new stores, and increased group overhead of $13.3 million mainly due to information technology costs previously charged to the U.S. now charged to Canada, partially offset by a decrease in advertising costs of $10.1 million due to less spend.

During the 40 weeks ended December 4, 2004, we recorded an impairment loss of $0.9 million related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. This amount was included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations. There were no such amounts recorded during the 40 weeks ended November 29, 2003.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 40 weeks ended December 4, 2004, we recorded impairment losses on property, plant and equipment of $2.9 million compared $0.5 million during the 40 weeks ended November 29, 2003. Of these amounts, $1.2 million for the 40 weeks ended December 4, 2004 and $0.5 million for the 40 weeks ended November 29, 2003 related to United States stores that were or will be closed in the normal course of business and $1.7 million for the 40 weeks ended December 4, 2004 related to United States property held as part of our 2001 Asset Disposition and are included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


INTEREST EXPENSE
----------------
Interest expense of $68.1 million for the 40 weeks ended December 4, 2004 increased from the prior year amount of $61.2 million due primarily to higher interest expense resulting from our on-balance sheet financing obligations (sale leaseback of Company-owned properties) entered into in the fourth quarter of fiscal 2003 of approximately $13.2 million. This impact was partially offset by lower interest from lower borrowings of approximately $6.3 million.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the 40 weeks ended December 4, 2004 was $8.8 million (a $3.5 million provision for our U.S. operations and a $5.3 million provision for our Canadian operations) compared to a $22.4 million benefit from income taxes from continuing operations for the 40 weeks ended November 29, 2003 (a $41.0 million benefit from our U.S. operations and a $18.6 million provision for our Canadian operations). Our U.S. tax benefit from continuing operations for the 40 weeks ended November 29, 2003 was offset by a tax provision provided on discontinued operations of $44.6 million in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". Consistent with prior year, we continue to record a valuation allowance in an amount that would reduce our U.S. deferred tax asset to the amount that is more likely than not to be realized.

For the 40 weeks ended December 4, 2004, our effective income tax rate of 5.1% changed from the effective income tax rate of (12.9%) for the 40 weeks ended November 29, 2003 as follows:



                                                               40 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 4, 2004                     November 29, 2003
                                    ---------------------------------  ---------------------------------



                                                         Effective       Tax Benefit        Effective
                                     Tax Provision       Tax Rate        (Provision)        Tax Rate
United States                       $      (3,450)           2.0%      $      40,967          (23.7%)
Canada                                     (5,318)           3.1%            (18,607)          10.8%
                                    ---------------  ----------------  ---------------  ----------------
                                    $      (8,768)           5.1%      $      22,360          (12.9%)
                                    ===============  ================  ===============  ================


The change in our effective tax rate was primarily due to the absence of a tax benefit recognized from continuing operations. As discussed above, $44.6 million of benefit was recognized for 40 weeks ended November 29, 2003 as compared to the 40 weeks ended December 4, 2004, where no benefit was recognized. The remaining provisions recorded in the U.S. of $3.5 million and $3.6 million for the 40 weeks ended December 4, 2004 and November 29, 2003, respectively, represent state and local taxes. In addition, the change in our effective tax rate was partially offset by the impact of the lower mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations for the 40 weeks ended December 4, 2004 as compared to the 40 weeks ended November 29, 2003.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the 40 weeks ended December 4, 2004 was $0.9 million as compared to a loss from operations of discontinued businesses, net of tax, of $31.1 million for the 40 weeks ended November 29, 2003 and is detailed by business as follows:




                                                       40 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Income (loss) from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            333             (637)             (625)            (929)
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        333             (637)             (625)            (929)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         333    $        (637)    $        (625)   $        (929)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Severance and benefits              $        (326)    $          -     $           -    $        (326)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Non-accruable closing costs                   667             (401)             (625)            (359)
Interest accretion on present value
   of future occupancy costs                   (8)            (590)                -             (598)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         333    $        (637)    $        (625)   $        (929)
                                    ---------------  ----------------  ---------------  -------------





                                                      40 Weeks ended November 29, 2003
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


(Loss) income from operations of
     discontinued businesses
Sales                               $      32,726    $     123,229     $      65,265    $     221,220
Operating expenses                        (43,512)        (179,528)          (51,738)        (274,778)
                                    -------------  ---------------     ---------------  -------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                    (10,786)         (56,299)           13,527          (53,558)
Tax benefit (provision)                     3,932           24,055            (5,493)          22,494
                                    ---------------  ----------------  ---------------  -------------
(Loss) income from operations of
   discontinued businesses, net of
   tax                              $      (6,854)   $     (32,244)    $       8,034    $     (31,064)
                                    ===============  ================  ===============  ==============

Disposal related costs included in operating expenses above:
Pension withdrawal liability        $           -    $      (6,500)    $           -    $      (6,500)
Occupancy related costs                    (3,993)         (28,387)                -          (32,380)
Reversal of previously accrued
   occupancy related costs                      -            4,458                 -            4,458
Non-accruable inventory costs                (175)          (2,307)                -           (2,482)
Non-accruable closing costs                (2,984)          (6,526)           (3,834)         (13,344)
Gain on sale of inventory                   1,645                -                 -            1,645
Severance and benefits                     (2,635)          (8,349)                -          (10,984)
Interest accretion on present value
   of future occupancy costs                   (3)            (180)                -             (183)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $      (8,145)   $     (47,791)    $      (3,834)   $     (59,770)
                                    ---------------  ----------------  ---------------  --------------



The loss on disposal of discontinued operations, net of tax, was $2.7 million for the 40 weeks ended December 4, 2004 as compared to gain on disposal of discontinued operations, net of tax, of $92.6 million for the 40 weeks ended November 29, 2003 and is detailed by business as follows:




                                                       40 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Loss on disposal of discontinued
     businesses
Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                        -                -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  --------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ==============


                                                      40 Weeks ended November 29, 2003
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Gain (loss) on disposal of
       discontinued businesses
Gain on sale of fixed assets        $      85,983    $      15,272     $      77,448    $     178,703
Fixed asset impairments                         -          (18,968)                -          (18,968)
Gain (loss) on disposal of
                                    -------------    -------------     ---------------  ----------------
   discontinued businesses, before
   tax                                     85,983           (3,696)           77,448          159,735
Tax provision                             (30,997)          (3,563)          (32,528)         (67,088)
                                    -------------    ----------------  ---------------  ----------------
Gain (loss) on disposal of
   discontinued businesses,
   net of tax                       $      54,986    $      (7,259)    $      44,920    $      92,647
                                    =============    ================  ===============  ================





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

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Statements of Consolidated Operations and Statements of Consolidated Cash Flows for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".





                                 12 Weeks Ended December 4, 2004                  12 Weeks Ended November 29, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project      2001        Farmer                  Project        2001        Farmer
                           Great       Asset        Jack                    Great         Asset        Jack
                          Renewal   Disposition Restructuring   Total      Renewal    Disposition  Restructuring  Total
                         --------   ----------- ------------- ---------  -----------  -----------  -------------  -------



   Balance Sheet accruals
   ----------------------
   PV interest           $    418   $       553  $       154  $   1,125  $       655  $       532  $         -  $   1,187
   Total accrued to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
     balance sheets           418           553          154      1,125          655          532            -      1,187
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Occupancy reversals          -       (4,488)            -    (4,488)            -            -            -          -
   Additional occupancy
     accrual                    -             -            -          -            -          991            -        991
   Additional severance         -             -            -          -            -          535            -        535
   Adjustments to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
     balance sheets             -       (4,488)            -    (4,488)            -        1,526            -      1,526
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Non-accruable items
     recorded on Statements
     of Operations
     -------------
   Property writedowns          -         1,709            -      1,709            -            -            -          -
   Inventory markdowns          -             -            -          -            -            -            -          -
   Closing costs                -             -            -          -            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total non-accruable
   items                        -         1,709            -      1,709            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

     Less PV interest        (418)        (553)         (154)    (1,125)        (655)       (532)            -     (1,187)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ----------
Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $   (2,779)  $         -  $ (2,779)  $         -  $     1,526  $         -  $   1,526
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========




                                 40 Weeks Ended December 4, 2004                  40 Weeks Ended November 29, 2003
                         ----------------------------------------------  ------------------------------------------------
                          Project       2001       Farmer                  Project        2001        Farmer
                           Great       Asset        Jack                    Great         Asset        Jack
                          Renewal   Disposition Restructuring   Total      Renewal    Disposition Restructuring   Total
                         --------   ----------- ------------- ---------  -----------  ----------- ------------- ---------


   Balance Sheet accruals
   PV interest           $  1,494   $     1,902  $       534  $   3,930  $     2,075  $     2,232  $         -  $   4,307
   Total accrued to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
     balance sheets         1,494         1,902          534      3,930        2,075        2,232            -      4,307
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Occupancy reversals          -        (4,488)           -     (4,488)           -       (6,778)           -     (6,778)
   Additional occupancy
     accrual                    -             -            -          -            -          991            -        991
   Additional severance         -             -            -          -            -        1,490            -      1,490
   Adjustments to
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
     balance sheets             -        (4,488)           -     (4,488)           -      (4,297)            -     (4,297)
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------

   Non-accruable items
     recorded on Statements
     of Operations
   Property writedowns          -         1,709           90      1,799            -          422            -        422
   Inventory markdowns          -             -          291        291            -            -            -          -
   Closing costs                -             -          689        689            -            -            -          -
                         --------   -----------  -----------  ---------  -----------  -----------  -----------  ---------
   Total non-accruable
     items                      -         1,709        1,070      2,779            -          422            -        422
                         --------   -----------    ---------  ---------  -----------  -----------  -----------  ---------


     Less PV interest      (1,494)      (1,902)         (534)    (3,930)      (2,075)     (2,232)            -     (4,307)
                         ---------  -----------  ------------ ---------- ------------ -----------  -----------  ---------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest         $      -   $   (2,779)  $     1,070  $ (1,709)  $         -  $   (3,875)  $         -  $ (3,875)
                         ========   ===========  ===========  =========  ===========  ===========  ===========  =========




Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of December 4, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 24, 2001 $ 82,189   $    672   $ 82,861   $  2,721   $      -   $  2,721  $  84,910  $     672  $  85,582
     Addition (1)           3,500        318      3,818          -          -          -      3,500        318      3,818
     Utilization (2)      (22,887)      (415)   (23,302)      (544)         -       (544)   (23,431)      (415)   (23,846)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,477         17      1,494          -          -          -      1,477         17      1,494
     Utilization (2)       (3,887)      (177)    (4,064)      (526)         -       (526)    (4,413)      (177)    (4,590)
                         --------   --------   --------   ---------  --------   --------  ---------  ---------  ---------
     Balance at
       Dec. 4, 2004      $ 29,062   $    292   $ 29,354   $  1,631   $      -   $  1,631  $  30,693  $     292  $  30,985
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.8 million, $3.2 million and $2.6 million during fiscal 2001, 2002 and 2003, respectively, and $1.5 million during the 40 weeks ended December 4, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $23.3 million, $13.6 million and $20.0 million for fiscal 2001, 2002 and 2003, respectively, and $4.1 million during the 40 weeks ended December 4, 2004 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.5 million, $0.4 million and $0.3 million for fiscal 2001, 2002 and 2003, respectively, and $0.5 million during the 40 weeks ended December 4, 2004 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.



We paid $96.8 million of the total occupancy charges from the time of the original charges through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $29.9 million of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $29.4 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.6 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out by 2020.

None of these stores were open during the 12 and 40 weeks ended December 4, 2004 and November 29, 2003. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At December 4, 2004 and February 28, 2004, approximately $5.5 million and $6.5 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 4, 2004 of $31.0 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of December 4, 2004, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets since the announcement of the charge in November 2001:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------



     Original charge     $ 78,488   $  1,968   $ 80,456   $ 15,688   $  7,747   $ 23,435  $  94,176  $   9,715  $ 103,891
     Addition (1)           1,653         20      1,673          -          -          -      1,653         20      1,673
     Utilization (2)       (1,755)       (51)    (1,806)    (1,945)      (946)    (2,891)    (3,700)      (997)    (4,697)
     Adjustments (3)            -          -          -          -       (584)      (584)         -       (584)      (584)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           1,902          -      1,902          -          -          -      1,902          -      1,902
     Utilization (2)       (3,804)      (375)    (4,179)      (178)       (58)      (236)    (3,982)      (433)    (4,415)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         ---------  --------   ---------  --------   --------   --------  ---------- ---------  ---------
     Balance at
       Dec. 4, 2004      $ 33,194   $      -   $ 33,194   $  2,133   $      -   $  2,133  $  35,327  $       -  $  35,327
                         ========   ========   ========   ========   ========   ========  =========  =========  =========



(1) The additions to store occupancy of $1.7 million, $4.1 million and $2.9 million during fiscal 2001, 2002 and 2003, respectively, and $1.9 million during the 40 weeks ended December 4, 2004 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were expensed as earned.
(2) Occupancy utilization of $1.8 million, $20.4 million and $11.0 million during fiscal 2001, 2002 and 2003, respectively, and $4.2 million during the 40 weeks ended December 4, 2004 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.9 million, $19.5 million and $3.5 million during fiscal 2001, 2002 and 2003, respectively, and $0.2 million during the 40 weeks ended
         December 4, 2004 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Under Ontario provincial law, employees to be terminated as part of a mass termination are entitled to receive compensation, either worked or paid as severance, for a set period of time after the official notice date. Since such closures took place later than originally expected, less time remained in the aforementioned guarantee period. As a result, during fiscal
         2001, we recorded an adjustment to severance and benefits of $0.6 million related to a reduction in the severance payments required to be made to certain store employees in Canada. Further, during fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. Finally, during the 12 and 40 weeks ended December 4, 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge.


We paid $38.3 million ($35.3 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $26.1 million ($17.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $33.2 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $2.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At December 4, 2004 and February 28, 2004 approximately $7.1 million and $12.0 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 are the sales and operating results of the 39 stores that were identified for closure as part of this asset disposition. The results of these operations are as follows:




                                                           12 Weeks Ended                     40 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                   Dec. 4, 2004      Nov. 29, 2003    Dec. 4, 2004      Nov. 29, 2003
                                                   ------------      -------------    -------------     -------------


                  Sales                            $           -     $           -    $           -     $         316
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $           -    $           -     $         (72)
                                                   =============     =============    =============     ==============



Based upon current available information, we evaluated the reserve balances as of December 4, 2004 of $35.3 million for this phase of the asset disposition initiative and have concluded that they are appropriate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. In addition to the charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for fiscal
2003), excluding PV interest, we recorded costs in the 12 and 40 weeks ended December 4, 2004 of nil and $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"), respectively, as follows:



                                                12 Weeks Ended             40 Weeks Ended
                                               December 4, 2004           December 4, 2004
                                            ----------------------     ----------------------


           Occupancy related                     $            -           $            -
           Severance and benefits                             -                        -
           Property writedowns                                -                       90
           Inventory markdowns                                -                      291
           Nonaccruable closing costs                         -                      689
                                                 --------------           --------------
                Total charges                    $            -           $        1,070
                                                 ==============           ==============



As of December 4, 2004, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for the aforementioned initiatives all of which were in the U.S. The table does not include property writedowns as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                         Severance
                                                            and
                                          Occupancy       Benefits            Total
                                        ------------    -------------      ----------


     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                534                -             534
     Utilization (2)                          (3,719)          (4,775)         (8,494)
                                        ------------    -------------      ----------
     Balance at
        Dec. 4, 2004                    $     16,777    $          44      $   16,821
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003 and the 40 weeks ended December 4, 2004 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2)      Occupancy utilization of $1.1 million and $3.7 million during fiscal
         2003 and the 40 weeks ended December 4, 2004, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million and $4.8 million during fiscal 2003 and 40 weeks ended December
         4, 2004, respectively, represent payments made to terminated employees during the period.




We paid $4.8 million of the total occupancy charges from the time of the original charge through December 4, 2004 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through December 4, 2004, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $16.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of less than $0.1 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by mid-2005.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 4, 2004 and November 29, 2003 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:


                                                           12 Weeks Ended                     40 Weeks Ended
                                                   -------------------------------    -------------------------------
                                                    Dec. 4, 2004     Nov. 29, 2003     Dec. 4, 2004     Nov. 29, 2003
                                                    --------------   -------------     ------------     -------------


                  Sales                            $           -     $      12,588    $       2,433     $      41,944
                                                   =============     =============    =============     =============

                  Operating loss                   $           -     $     (1,877)    $         (47)    $      (6,626)
                                                   =============     ============     =============     =============


At December 4, 2004 and February 28, 2004, approximately $3.0 million and $9.0 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $16.8 million as of December 4, 2004 based upon current available information and have concluded that it is appropriate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statements of Cash
Flows:




                                                                                  Dec. 4, 2004               Nov. 29, 2003
                                                                                -----------------         -----------------

Net cash used in operating activities                                           $       (15,500)          $        (16,013)
                                                                                -----------------         -----------------

Net cash (used in) provided by investing activities                             $      (134,481)          $         142,944
                                                                                -----------------         -----------------

Net cash provided by (used in) financing activities                             $        22,247           $       (124,782)
                                                                                -----------------         -----------------



Net cash flow used in operating activities of $15.5 million for the 40 weeks ended December 4, 2004 primarily reflected our net loss of $182.4 million, adjusted for non-cash charges of $206.4 million for depreciation and amortization and $34.7 million for the Midwest long lived assets/goodwill impairment, a decrease in accounts receivable of $39.5 million, and an increase in accounts payable of $79.4 million partially offset by an increase in inventories of $98.3 million, an increase in prepaid assets and other current assets of $26.5 million, an increase in other assets of $22.7 million, and a decrease in other accruals of $25.8 million . Refer to Working Capital below for discussion of changes in working capital items. Net cash flow used in operating activities of $16.0 million for the 40 weeks ended November 29, 2003 primarily reflected our net loss of $97.0 million adjusted for non-cash charges of $60.1 million for the Midwest long lived asset/goodwill impairment charge, $215.0 million for depreciation and amortization and $8.0 million for the cumulative effect of a change in accounting principle - FIN 46-R, the decrease in receivables of $15.5 million, and the increase in accounts payable of $9.1 million, partially offset by the gain on sale of discontinued operations of $159.7 million, the increase in inventories of $31.9 million and the increase in prepaid expenses and other current assets of $29.6 million.

Net cash flow used in investing activities of $134.5 million for the 40 weeks ended December 4, 2004 primarily reflected property expenditures totaling $150.1 million, which included 11 new supermarkets and 16 major remodels partially offset by cash received from the sale of our assets of $15.6 million. For the remainder of fiscal 2004, we have planned capital expenditures of approximately $40 to $50 million, which relate primarily to opening one new supermarket, converting approximately 2 to 3 stores to new banners, and enlarging or remodeling approximately 25 supermarkets. However, year-to-date we are spending at a rate below our plan and we may choose not to complete all projects in this fiscal year. We currently expect to close approximately 5 - 7 stores during the remainder of fiscal 2004. Net cash flow provided by investing activities of $142.9 million for the 40 weeks ended November 29, 2003 primarily reflected $252.0 million in proceeds from property disposals (most of which related to discontinued operations), partially offset by $109.1 million used for property expenditures, which included 14 new supermarkets and 2 major remodels or enlargements.

Net cash flow provided by financing activities of $22.2 million for the 40 weeks ended December 4, 2004 primarily reflected an increase in book overdrafts of $19.7 million and proceeds from long term borrowings of $19.3 million partially offset by principal payments on capital leases of $10.1 million, payments on long term borrowings of $5.9 million, and a decrease in deferred financing fees of $1.0 million. Net cash flow used in financing activities of $124.8 million for the 40 weeks ended November 29, 2003 primarily reflected $135.0 million in payments on our revolving lines of credit and principal payments on capital leases of $10.4 million partially offset by an increase in book overdrafts of $22.2 million.

In the short term, we believe that our present cash resources, including invested cash on hand, available borrowings from our revolving credit agreement and other sources, are sufficient to meet our needs. We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific initiatives we expect to pursue and the anticipated financial results of our Company. The annual operating plan is generally consistent with the first year of a longer term strategic plan that is approved each year, and identifies specific initiatives and financial results, including sales, profits and cash flow, to be achieved over a three year period.

The Fiscal 2004 annual operating plan anticipated limited profit growth from Fiscal 2003, and called for increased capital investment to support a focused program of remodeling existing conventional grocery stores in the U.S. and Canada and converting certain stores to the Food Basics banner. We anticipated that we would incur net losses and have negative operating cash flow as a result of this plan. We also have $2.3 million of current debt maturities in Fiscal 2004. We believe that proceeds from asset sales completed in Fiscal 2003 and our present financing plans, including, among other things, the 4 year revolving credit agreement completed in Fiscal 2003 and planned sale-leaseback transactions, will provide for sufficient cash availability to ensure that we have the resources to pursue our Fiscal 2004 annual operating plan.

We are presently developing our plans for Fiscal 2005, with a strong focus on ensuring that funding is sufficient to both pursue our plans and programs and to refinance the $214 million bonds maturing in April 2007 which, under the terms of our revolving credit agreement, must be refinanced six months prior to maturity. While we believe that the funds currently available, combined with additional funds from improved profitability and financing and operating actions, which we believe we can pursue but which are uncertain at this time, could be sufficient to pursue this plan, however, there is no assurance that this will be so at this time.

Profitability and cash flow can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if they do not otherwise provide sufficient resources to operate effectively, we anticipate that we will be able to modify the plan, by reducing capital investments and through other contingency actions, in order to ensure that we have appropriate resources. However, there is no assurance that we will pursue such contingency actions or that they will be successful in generating the resources necessary to operate the business.

WORKING CAPITAL
---------------
We had working capital of $10.7 million at December 4, 2004 compared to working capital of $113.5 million at February 28, 2004. We had cash and cash equivalents aggregating $176.7 million at December 4, 2004 compared to $297.0 million at February 28, 2004. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in accounts receivable due to the timing of receipts; and
o An increase in accounts payable (inclusive of book overdrafts) due to timing, seasonality and the impact of the Canadian exchange rate.

Partially offset by the following:

o An increase in inventories mainly due to seasonality and the impact of the Canadian exchange rate;
o An increase in prepaid expenses and other current assets mainly due to timing as the unamortized portion of our prepaid rent balances at December 4, 2004 is greater than the unamortized portion of our prepaid rent balances at February 28, 2004; and
o A decrease in other accruals mainly due to timing.


REVOLVING CREDIT AGREEMENT
--------------------------
During fiscal 2003, we amended and restated our Secured Credit Agreement (the "Amended and Restated Credit Agreement") and decreased our borrowing base to $400 million. Thus, at December 4, 2004, we had a $400 million secured revolving credit agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. This facility provides us with greater operating flexibility and provides for increased capital spending. Under the terms of this agreement, should availability fall below $50 million, a borrowing block will be implemented which provides that no additional borrowings be made unless we are able to maintain a fixed charge coverage ratio of 1.0 to 1.0. Although we do not meet the required ratio at this time, it is not applicable as availability at December 4, 2004 totaled $241.2 million. In the event that availability falls below $50 million and we do not maintain the ratio required, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Amended and Restated Credit Agreement is comprised of a U.S. credit agreement amounting to $330 million and a Canadian credit agreement amounting to $70 million (C$83.4 million at December 4, 2004) and is collateralized by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Amended and Restated Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. This agreement expires in December 2007.

As of December 4, 2004, there were no borrowings under these credit agreements. As of December 4, 2004, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $241.2 million available under the Amended and Restated Credit Agreement.

Under the Amended and Restated Credit Agreement, we are permitted to make bond repurchases and may do so from time to time in the future.

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $631 million at December 4, 2004 consisted of $200 million of 9.375% Notes due August 1, 2039, $217 million of 9.125% Senior Notes due December 15, 2011 and $214 million of 7.75% Notes due April 15, 2007. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes can be redeemed after August 11, 2004, and the 9.125% Notes may be redeemed after December 15, 2006. All of the notes outstanding are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. In addition, the 9.125% Notes contain additional covenants, including among other things, limitations on asset sales, on the payment of dividends, and on the incurrence of liens and additional indebtedness. Our notes are not guaranteed by any of our subsidiaries. Our notes are effectively subordinate to our secured revolving credit agreement and do not contain cross default provisions.

During the third quarter of fiscal 2004, we repurchased in the open market $6 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax gain due to the early extinguishment of debt of $0.8 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", this gain has been classified within loss from operations for the 12 and 40 weeks ended December
4, 2004.

OTHER
-----
We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of December 4, 2004 at terms contingent upon market conditions at the time of sale.

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

Our existing senior debt rating was Caa1 with negative implications with Moody's Investors Service ("Moody's") and B- with negative implications with Standard & Poor's Ratings Group ("S&P") as of December 4, 2004. Our liquidity rating was SGL3 with Moody's as of December 4, 2004. Our recovery rating was 1 with S&P as of December 4, 2004 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.


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

During the 12 and 40 weeks ended December 4, 2004, we recorded total impairment losses on property, plant and equipment of $37.4 million and $39.1 million, respectively. Refer to Note 5 - Valuation of Goodwill and Long-Lived Assets in the Notes to our Consolidated Financial Statements for further discussion relating to impairment charges recorded during the current fiscal year.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves
---------------------
For stores closed that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of December 4, 2004, we had liabilities for future minimum lease payments of $118 million, which related to 54 closed stores and 74 subleased or assigned stores. Of this amount, $22 million relates to stores closed in the normal course of business, $79 million relates to stores closed as part of the asset disposition initiative (see Note 7 of our Consolidated Financial Statements), and $17 million relates to stores closed as part of our exits of the northern New England and Kohl's businesses (see Note 6 of our Consolidated Financial Statements).

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $629.5 million in notes as of December 4, 2004 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended December 4, 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were minimal borrowings on our committed bank lines of credit.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 40 weeks ended December 4, 2004, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.5 million and net loss of $0.4 million, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.

ITEM 4 - Controls and Procedures

Our Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer concluded that our Company's disclosure controls and procedures, which we designed to ensure that our Company is able to collect, process and disclose required information within the time periods specified in the Commission's rules and forms, were effective as of the end of the period covered by this quarterly report on 10-Q.

Since the date of the most recent evaluation of our Company's internal controls over financial reporting by our Chairman of the Board and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                           PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

On October 1, 2004, our Company announced that we had reached a settlement, subject to court approval, of the previously disclosed Canadian class action lawsuit, captioned 1176560 Ontario Limited, 1184883 Ontario Inc. and 1205427 Ontario Limited vs. The Great Atlantic & Pacific Company of Canada Limited; Ontario Superior Court of Justice, Court File No. 02 CV-227777CP, which was filed by certain franchisees of our Food Basics discount grocery operations in Ontario, Canada. The settlement was approved by the Canadian court on October 4, 2004. Under the terms of the settlement, A&P Canada agreed to make payment for damages as well the repurchase of the franchise shares. In addition, A&P Canada is required to pay other settlement expenses, including the calculated net book value of the repurchased franchises, expected to be finalized during the fourth quarter of fiscal 2004. The settlement and repurchase transaction closed during the third quarter of this fiscal year and the recorded pre-tax loss was approximately $26.1 million. Of this amount, $24.7 million was recorded in the second quarter ended September 11, 2004, and $1.4 million was recorded in the third quarter ended December 4, 2004. The additional $1.4 million mainly represents legal and other professional fees incurred in the third quarter ended December 4, 2004 as well as changes in estimate on the net settlement amount. This estimate is subject to change based upon the finalization of the net settlement amount expected during the fourth quarter of fiscal 2004.

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

           3.2 By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended through December 4, 2004 (incorporated herein by reference to
                               Exhibit 3.1 to Form 8-K filed on December 4,
                               2004)

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

           10.3 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

           10.4* Confidential Separation and Release Agreement by and between William P. Costantini and The Great Atlantic & Pacific Tea Company, Inc. dated November 4, 2004, as filed herein

           10.5 Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

           10.6 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit
                               10.8 to Form 10-K filed on July 5, 2002)

           10.7 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

           10.8 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.9 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

           10.10 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

           10.11 Supplemental Executive Retirement Plan effective as of September 30, 1991 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 28, 1993)

           10.12 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

           10.13 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to
                               Exhibit 10(j) to Form 10-K filed on May 23, 2001)

           10.14 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.15 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.16 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

           10.17 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.18 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.19 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.20 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.21 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

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

           31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           * Filed with this 10-Q


(b) Reports on Form 8-K

On December 9, 2004, our Company filed a Form 8-K pursuant to which (i) it furnished the SEC with a copy of the December 9, 2004 press release, which announced that in conjunction with the Company's next step of its reorganization, the Company will reduce overhead costs in its U.S. business by an estimated $50 million during fiscal 2005 and an additional $25 million in fiscal 2006 and incur charges of up to $10 million over the next year, and (ii) it announced that its Board of Directors had adopted certain amendments to the Company's By-Laws in order to replace the position of General Counsel with the position of Chief Legal Officer and to explicitly provide for the indemnification of directors, officers and employees of the Company in certain instances.

On November 12, 2004, our Company filed a Form 8-K pursuant to which it announced its entry into a Confidential Separation and Release Agreement with William P. Costantini, the Company's Senior Vice President, General Counsel and Secretary, who will resign, effective December 31, 2004, from his positions with the Company.

On November 4, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the November 4, 2004 press release, which announced the promotion of Brian C. Piwek to President and Chief Operating Officer of the Company and the resignation, in conjunction therewith, of Christian W. E. Haub from the position of President. The Company also announced that Mr. Haub will continue to serve as Chairman of the Board and Chief Executive Officer of the Company.

On October 19, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the October 19, 2004 press release, which announced the Company's financial results for the quarter ended September 11, 2004.

On October 14, 2004, our Company filed a Form 8-K pursuant to which it furnished the SEC with a copy of the October 1, 2004 press release, which announced the settlement of a class action by 29 operating and former franchisees of the Company's Food Basics discount grocery operations in Ontario, Canada.

                 The Great Atlantic & Pacific Tea Company, Inc.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  January 7, 2005        By:         /s/ Brenda M. Galgano
                                  -------------------------------------------
                               Brenda M. Galgano, Senior Vice President,
                               Corporate Controller (Chief Accounting Officer)

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


/s/ Christian W. E. Haub                             Date:  January 7, 2005
------------------------
Christian W. E. Haub
Chairman of the Board
and
Chief Executive Officer

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


/s/ Mitchell P. Goldstein                            Date:  January 7, 2005
-------------------------
Mitchell P. Goldstein
Executive Vice President,
Chief Financial Officer

                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Executive Vice President and Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended December 4, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  January 7, 2005                            /s/ Christian W. E. Haub
                                                   ------------------------
                                                   Christian W. E. Haub
                                                   Chairman of the Board
                                                   and
                                                   Chief Executive Officer




Dated:  January 7, 2005                            /s/ Mitchell P. Goldstein
                                                   -------------------------
                                                   Mitchell P. Goldstein
                                                   Executive Vice President,
                                                   Chief Financial Officer