Form 10-K
period 2005-02-26
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2005-05-10
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                For the fiscal year ended February 26, 2005

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the transition period from ______________ to _____________

                          Commission file number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                                 13-1890974
-------------------------------------                     --------------------
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

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock - $1 par value          New York Stock Exchange
7.75% Notes, due April 15, 2007      New York Stock Exchange
9.125% Senior Notes, due
   December 15, 2011                 New York Stock Exchange
9.375% Notes, due August 1, 2039     New York Stock Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 10, 2004, the registrant's most recently completed second fiscal quarter, was $258,099,276.

         The number of shares of common stock outstanding as of the close of business on May 5, 2005 was 38,963,530.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8, 9A and 15 are incorporated by reference from the Registrant's Fiscal 2004 Annual Report to Stockholders. The information required by Part II, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant's Proxy Statement.

PART I

ITEM 1 - Business

General
-------

         The Great Atlantic & Pacific Tea Company, Inc. ("A&P", "we", "our", "us" or "our Company") is engaged in the retail food business. We operated 647 stores averaging approximately 39,500 square feet per store as of February 26, 2005. In addition, we served as wholesaler to 42 franchise stores in Canada averaging approximately 32,750 square feet per store as of February 26, 2005. On the basis of reported sales for fiscal 2004, we believe that we are among North America's largest retail food chains.

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

         The Company's Securities and Exchange Commission ("SEC") filings are promptly posted to its website at www.aptea.com after they are filed with the SEC and can be accessed free of charge through a link on the "Investors" page.

Modernization of Facilities
---------------------------

         During fiscal 2004, we expended approximately $216 million for capital projects, which included 24 new supermarkets and 18 major remodels or enlargements. Our Company has planned capital expenditures of approximately $225 to $250 million in fiscal 2005. These expenditures relate primarily to opening 10 to 15 new supermarkets, converting 1 to 3 stores to new formats, and enlarging or remodeling 100 - 110 supermarkets. In addition, we plan to continue with at least similar levels of capital expenditures in fiscal 2006 and several years thereafter.

Sources of Supply
-----------------

         Our Company obtains the merchandise sold in our stores from a variety of suppliers located primarily in the United States and Canada. Our Company has long-standing and satisfactory relationships with our suppliers.

Employees
---------

         As of February 26, 2005, we had approximately 73,000 employees, of which 69% were employed on a part-time basis. Approximately 89% of our employees are covered by union contracts.

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

Segment Information
-------------------

         The segment information required is contained under the caption "Note 14 - Operating Segments" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.

Foreign Operations
------------------

         The information required is contained under the captions "Management's Discussion and Analysis", "Note 2 - Restatement of Previously Issued Financial Statements", "Note 3 - Changes in Accounting Methods," "Note 4 - Valuation of Goodwill and Long-Lived Assets", "Note 10 - Income Taxes", "Note 11 - Retirement Plans and Benefits", "Note 13 - Commitments and Contingencies" and "Note 14 - Operating Segments" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 2 - Properties

         At February 26, 2005, we owned 65 properties consisting of the following:

         Stores, Not Including Stores in Owned Shopping Centers
         ------------------------------------------------------
              Land and building owned                                      16
              Building owned and land leased                               17
                                                                         ----
                  Total stores                                             33

         Shopping Centers
         ----------------
              Land and building owned                                       5
              Building owned and land leased                                3
                                                                         ----
                  Total shopping centers                                    8

         Warehouses
         ----------
              Land and building owned                                       6

         Administrative and Other Properties
         -----------------------------------
              Land and building owned                                      5
              Building owned and land leased                               3
              Property under development - building owned and land leased  1
              Property under development - land and building owned         1
              Property under development - land only                       2
              Undeveloped land                                             6
                                                                        ----
                  Total other properties                                  18
                                                                        ----
         Total Properties                                                 65
                                                                        ====

         At February 26, 2005, we operated 647 retail stores and serviced 42 franchised stores. These stores are geographically located as follows:

         Company Stores:
         --------------

              New England States:
              ------------------
                  Connecticut                                             28
                                                                        ----
                      Total                                               28

              Middle Atlantic States:
              ----------------------
                  District of Columbia                                     1
                  Delaware                                                 9
                  Maryland                                                30
                  New Jersey                                              94
                  New York                                               136
                  Pennsylvania                                            25
                                                                        ----
                      Total                                              295

              Midwestern States:
              -----------------
                  Michigan                                                95
                  Ohio                                                     6
                                                                        ----
                      Total                                              101

              Southern States:
              ---------------
                  Louisiana                                               24
                  Mississippi                                              4
                                                                        ----
                      Total                                               28
                                                                        ----

                  Total United States                                    452
                  Ontario, Canada                                        195
                                                                        ----
                  Total Stores                                           647
                                                                        ====

         Franchised Stores:
                  Ontario, Canada                                         42
                                                                        ----
                      Total Franchised Stores                             42
                                                                        ====

         The total area of all of our operated retail stores is 25.6 million square feet averaging approximately 39,500 square feet per store. Excluding liquor and The Food Emporium(R) stores, which are generally smaller in size, the average store size is approximately 41,700 square feet. The total area of all franchised stores is 1.4 million square feet averaging approximately 32,750 square feet per store. The 24 new stores opened in fiscal 2004 consisted of 24 supermarkets and range in size from 7,500 to 60,000 square feet, with an average size of approximately 41,750 square feet. The stores built over the past several years and those planned for fiscal 2005 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 72% of the total square footage.

         As of the end of fiscal 2004, we operated 12 warehouses to service our store network. These warehouses are geographically located as follows:

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
                                                                       ====

         The net book value of real estate pledged as collateral for the Company's $400 million Secured Revolving Credit Agreement amounted to $16.1 million as of February 26, 2005.


ITEM 3 - Legal Proceedings

         The information required is contained under the caption "Note 13 - Commitments and Contingencies" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.



PART II

ITEM 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

         The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.

         Our Company is prohibited, under the terms of our Revolving Credit Agreement, from paying cash dividends on common shares. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2005.

         Securities authorized for issuance under equity compensation plans are summarized below:



                                                                           As of February 26, 2005
                                                                              Weighted Average
                                                             Number of        Exercise Price          Number of
                                                             Securities        of Outstanding        Securities
                                                            to be Issued        Options and         Available to
                                                           Upon Exercises          Rights               Grant
                                                          -----------------  ------------------  ------------------

Plan Category
-------------
1994 Stock Option Plan for officers and key employees             1,016,025**   $       15.43**                   -  *
1998 Long Term Incentive and Share Award Plan                     3,425,909             14.30             1,268,622
1994 Stock Option Plan for Board of Directors                        34,700             17.95                65,167
                                                          -----------------     ---------------  ------------------
Total Options Outstanding as of February 26, 2005                 4,476,634     $       14.58**           1,333,789
                                                          =================     ==============   ==================

     *  On March 17, 2004, the plan expired.
     ** Includes 12,500 SAR's with a weighted average exercise price of $31.625.
     Since SAR's enable the holder, in lieu of purchasing stock, to receive cash in an amount equal to the excess of the fair market value of common stock on the date of exercise over the option price, such SAR's have not been included in the "Number of Securities to be Issued Upon Exercises" column above.




ITEM 6 - Selected Financial Data

         The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required is contained under the caption "Management's Discussion and Analysis" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

         The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - Financial Statements and Supplementary Data

        (a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report. Except for the sections included herein by reference, our Fiscal 2004 Annual Report to Stockholders is not deemed to be filed as part of this report.

        (b) Supplementary Data: The information required is contained under the caption "Summary of Quarterly Results" in the Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 26, 2005.


ITEM 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
         We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our Chairman of the Board and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's Chairman of the Board and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of February 26, 2005, our Company's Chairman of the Board and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, concluded that our Company's disclosure controls and procedures were effective as of February 26, 2005.

      The Company's management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company's management has concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Incorporation by reference of Management's Annual Report on Internal Control over Financial Reporting
------------------------------------------------------------------------------
     Management of The Great Atlantic and Pacific Tea Company, Inc. has prepared an annual report on internal control over financial reporting. Management's report, together with the attestation report of the independent registered public accounting firm, is included in our Company's Fiscal 2004 Annual Report to Stockholders and is herein incorporated by reference in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
     Other than discussed below, there has been no change during our Company's fiscal quarter ended February 26, 2005 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

     In coming to the conclusion that our internal control over financial reporting was effective as of February 26, 2005, our management considered, among other things, the restatement related to the accounting for leases, as disclosed in Note 2 of Notes to the Consolidated Financial Statements included in our Fiscal 2004 Annual Report to Stockholders which is herein incorporated by reference, which management concluded resulted from a deficiency in our controls over the accounting for leases, which represented a material weakness. Management notified the Audit Committee of the Board of Directors and our Company's independent registered public accounting firm of this matter. During the fourth quarter of fiscal 2004 and prior to February 26, 2005, the Company implemented controls to ensure that all leases are reviewed and accounted for in accordance with generally accepted accounting principles. Accordingly, the Company evaluated its internal controls over the selection and application of lease accounting policies as of February 26, 2005 and has concluded that the material weakness had been remediated as of year-end.

ITEM 9B - Other Information

     On May 5, 2005, our Company approved the payout to executive officers of $2,960,553 in cash bonuses, pursuant to the Management Incentive Plan for Fiscal Year 2004, which includes the payout of the following amounts to the Company's Named Executive Officers, as defined by Item 402(a)(3) of Regulation S-K:


                                                                                              Cash Bonus Award for
Officer                                             Title                                        Fiscal Year 2004
---------------------           ------------------------------------------------------------- --------------------


Christian W.E. Haub             Chairman of the Board and Chief Executive Officer                  $ 766,438
Eric Claus                      President and Chief Executive Officer, Canadian Company              455,875
Mitchell P. Goldstein           Executive Vice President, Chief Financial Officer & Secretary        401,000
John E. Metzger                 Senior Vice President, Chief Information Officer                     251,625
Brian Piwek                     President and Chief Operating Officer                                455,875




PART III

ITEMS 10 and 11 - Directors and Executive Officers of the Registrant and
                  Executive Compensation

The executive officers of our Company are as follows:



            Name                        Age                         Current Position
---------------------------           ------   ------------------------------------------------------------

Christian W.E. Haub                     40     Chairman of the Board and Chief Executive Officer
Eric Claus                              48     President and Chief Executive Officer, Canadian Company
Brenda M. Galgano                       36     Senior Vice President and Corporate Controller
Mitchell P. Goldstein                   44     Executive Vice President, Chief Financial Officer & Secretary
Peter Johannes Jueptner                 42     Executive Vice President, Retail Development
John E. Metzger                         50     Senior Vice President, Chief Information Officer
William Moss                            57     Vice President and Treasurer
Brian Piwek                             58     President and Chief Operating Officer




         The executive officers of our Company are chosen annually and serve under the direction of the Chief Executive Officer ("CEO") with the consent of the Board of Directors.

         Mr. Haub currently serves as Chairman of the Board and Chief Executive Officer of our Company. He was elected a director on December 3, 1991, and is Chair of the Executive Committee and a member of the Finance Committee. Mr. Haub served as Chief Operating Officer of our Company from December 7, 1993, becoming Co-Chief Executive Officer on April 2, 1997, sole CEO on May 1, 1998 and Chairman of the Board on May 1, 2001. Mr. Haub also served as President of the Company from December 7, 1993 through February 24, 2002, and from November 4, 2002 through November 1, 2004. Mr. Haub, son of Helga Haub, is a partner and Co-Chief Executive Officer of Tengelmann Warenhandelsgesellschaft KG, a partnership organized under the laws of the Federal Republic of Germany ("Tengelmann"). Mr. Haub is on the Board of Directors of the Food Marketing Institute and on the Board of Trustees of St. Joseph's University in Philadelphia, Pennsylvania.

        Mr. Claus was appointed President & Chief Executive Officer, Canadian Company on November 11, 2002. Prior to joining our Company, Mr. Claus served as Chief Executive Officer of Co-Op Atlantic, between February 1997 and November 2002.

     Ms. Galgano was appointed Senior Vice President and Corporate Controller on November 1, 2004. Ms. Galgano served as Vice President, Corporate Controller from February 2002 to November 2004, Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers from July 1997 to July 1999 as Senior Manager and Manager of the Audit and Business Advisory Services Group.

         Mr. Goldstein was elected Executive Vice President and Chief Financial Officer on November 1, 2004 and Secretary on December 9, 2004. From February 2002 to November 2004, Mr. Goldstein was Senior Vice President & Chief Financial Officer, and from January 2000 to February 24, 2002, Mr. Goldstein was Senior Vice President, Finance & Treasurer of our Company. Prior to joining our Company, Mr. Goldstein was Chief Financial Officer from October 1998 to January 2000 and Vice President of Strategic Planning and Corporate Development from September 1997 to October 1998 at Vlasic Foods International. Before that, he was Director of Strategic Planning at the Campbell Soup Company. Vlasic Foods International filed a petition under the Federal bankruptcy laws in January 2001. Mr. Goldstein is on the Board of Advisers of the Rutgers Business School.

         Mr. Jueptner was appointed Executive Vice President of Retail Development on November 1, 2004. Prior to that, Mr. Jueptner served as Executive Vice President, A&P U.S. from November 2002 to November 2004, and Senior Vice President, Chief Strategy Officer from October 2002 to November 2002. Prior to joining our Company, Mr. Jueptner was Chief Commercial Officer of The Worldwide Retail Exchange from December 2000 through July 2002. From 1997 through 2000, Mr. Jueptner held various positions with Campbell Soup Company, lastly, General Manager, Beverages & Latin America.

          Mr. Metzger was appointed Senior Vice President, Chief Information Officer on February 11, 2002, and has served as the Company's Chief Information Officer since such date, with the exception of mid-September, 2004 through mid-November, 2004, when he served as the Company's Executive Vice President, Fresh Store. Prior to that, he was Senior Vice President and Business Process Initiative Business Leader from May 2001 to February 2002, and Vice President, Supply & Logistics from October 1999 to May 2001. Prior to joining our Company, Mr. Metzger was Senior Vice President of CS Integrated LLC from January 1998 to October 1999 and before that, Vice President, Distribution & Procurement for General Mills Restaurants, Inc. from October 1993 to November 1997. Mr. Metzger is a director of the Institute for Standards & Collaboration Commerce, Inc.

          Mr. Moss was appointed Vice President and Treasurer on February 24, 2002. Prior to that Mr. Moss was Vice President, Treasury Services and Risk Management from 1992 to February 2002.

         Mr. Piwek was appointed President and Chief Operating Officer on November 1, 2004. Prior to that, Mr. Piwek served as President and Chief Executive Officer, A&P U.S. from October 2002 to November 2004, Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from April 2002 through October 2002, Vice Chairman, President and Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from February 2000 to October 2002, and Vice Chairman and Co-Chief Executive Officer of The Great Atlantic & Pacific Company of Canada, Limited from October 1997 through February 2000. Prior to joining the Company, he was President of Overwaitea Food Group, a retailer and franchisor in British Columbia and Alberta, Canada.

         The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed on or about May 27, 2005 ("Proxy Statement"), and is herein incorporated by reference.

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

Code of Business Conduct and Ethics
-----------------------------------

         Our Company has adopted a Code of Business Conduct and Ethics applicable to all employees. This Code is applicable to Senior Financial Executives including the chief executive officer, chief financial officer and chief accounting officer of our Company. A&P's Code of Business Conduct and Ethics is available on the Company's Web site at www.aptea.com under "Corporate Governance." Our Company intends to post on its web site any amendments to, or waivers from, its Code of Business Conduct and Ethics applicable to Senior Financial Executives.


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


ITEM 14 - Principal Accounting Fees and Services

         The information required is contained in our Proxy Statement under the heading "Independent Registered Public Accounting Firm", and is herein incorporated by reference.


PART IV

ITEM 15 - Exhibits and Financial Statement Schedules


Documents filed as part of this report.

      1) Financial Statements: The financial statements required by Item 8 are included in the Fiscal 2004 Annual Report to Stockholders. The following required items are herein incorporated by reference:

                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity and
                      Comprehensive (Loss) Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Registered Public Accounting Firm

      2) Financial Statement Schedule:

           Schedule II        Valuation and Qualifying Accounts and Reserves

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

           10.4 Confidential Separation and Release Agreement by and between William P. Costantini and The Great Atlantic & Pacific Tea Company, Inc. dated November 4, 2004 (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on January 7, 2005)

           10.5 Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

           10.6 Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on July 5, 2002)

           10.7 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002) ("Jueptner Agreement")

           10.8*               Amendment to Jueptner Agreement dated November
                               10, 2004

           10.9 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.10 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July
                               5, 2002)  ("Metzger Agreement")

           10.11*              Amendment to Metzger Agreement dated
                               September 13, 2004

           10.12*              Amendment to Metzger Agreement dated
                               October 25, 2004

           10.13* Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss

           10.14 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit
                               10.14 to Form 10-Q filed on January 10, 2003) ("Piwek Agreement")

           10.15*              Amendment to Piwek Agreement dated February 4,
                               2005

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

           10.19 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.20*              Form of Stock Option Grant

           10.21*              Description of 2005 Turnaround Incentive
                               Compensation Program

           10.22*              Form of Restricted Share Unit Award Agreement

           10.23 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

           10.24 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to
                               Exhibit 10(f) to Form 10-K filed on May 24,
                               1995)

           10.25 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

           10.26*              Description of Management Incentive Plan

           10.27 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.28 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.29 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.30 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.31 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.32 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.33 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.34 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           13*                 Fiscal 2004 Annual Report to Stockholders

           14                  Code of Business Conduct and Ethics
                              (incorporated herein by reference to
                               Exhibit 14 to Form 10-K filed on May 21, 2004)

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

           21*                 Subsidiaries of Registrant

           23*                 Consent of Independent Registered Public
                               Accounting Firm


           31.1* Certification of the Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

           31.2* Certification of the Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002

           32* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           *     Filed with this 10-K

            Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule



  To the Stockholders and Board of Directors of The Great Atlantic & Pacific Tea Company, Inc.:

  Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated May 10, 2005 appearing in the Fiscal Year 2004 Annual Report to Shareholders of The Great Atlantic & Pacific Tea Company, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PricewaterhouseCoopers LLP
  Florham Park, New Jersey
  May 10, 2005


                                                                                                    Schedule II

                                    The Great Atlantic & Pacific Tea Company, Inc.

                                    Valuation and Qualifying Accounts and Reserves
                       Years Ended February 22, 2003, February 28, 2004, and February 26, 2005
                                                  (in thousands)



                                                        Additions        Additions
 Allowance for                        Impact of        Charged to       Charged to
 Bad Debts for       Beginning       Adoption of         Costs &           Other                             Foreign        Ending
  Year Ended          Balance         FIN 46-R          Expenses         Accounts       Deductions (1)      Exchange       Balance
--------------    -------------     -------------    -------------     -------------    --------------    -------------   ---------



Feb. 22, 2003           9,200                 -            6,929                 -           (6,584)              254       9,799
Feb. 28, 2004           9,799            (4,200)           5,225                 -           (4,554)               46       6,316
Feb. 26, 2005           6,316                 -           (1,745)                -            1,072                70       5,713


                                                        Additions        Additions
  Stock Loss                          Impact of        Charged to       Charged to
  Reserve for        Beginning       Adoption of         Costs &           Other                            Foreign         Ending
  Year Ended          Balance         FIN 46-R          Expenses         Accounts         Deductions        Exchange       Balance
--------------    -------------     -------------    -------------     -------------    -------------      ------------   ---------
Feb. 22, 2003           7,326                 -              709                 -                -                46       8,081
Feb. 28, 2004           8,081                 -           (1,147)                -             (251)              109       6,792
Feb. 26, 2005           6,792                 -            3,016                 -                -                81       9,889


 Deferred Tax                                          Additions         Additions
   Valuation                          Impact of        Charged to       Charged to
 Allowance for       Beginning       Adoption of         Costs &           Other                           Foreign          Ending
  Year Ended          Balance         FIN 46-R          Expenses         Accounts        Deductions        Exchange        Balance
--------------    -------------     -------------    -------------     -------------    ------------      -------------   ---------
Feb. 22, 2003               -                 -          161,495                 -                -                 -     161,495
Feb. 28, 2004         161,495                 -           67,682                 -                -                 -     229,177
Feb. 26, 2005         229,177                 -           89,632                 -                -                 -     318,809



(1) Deductions to allowance for Bad Debts represent write-offs of accounts receivable balances.



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

                            The Great Atlantic & Pacific Tea Company, Inc.
                                            (registrant)

Date:  May 10, 2005           By:  /s/ Mitchell P. Goldstein
                            --------------------------------------------------
                              Mitchell P. Goldstein, Executive Vice President,
                              Chief Financial Officer & Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub                             Chairman of the Board and
------------------------------------                   Chief Executive Officer
Christian W.E. Haub

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

/s/ Dan P. Kourkoumelis                             Director
------------------------------------
Dan P. Kourkoumelis

/s/ Edward Lewis                                    Director
------------------------------------
Edward Lewis

/s/ Richard L. Nolan                                Director
------------------------------------
Richard L. Nolan

/s/ Maureen B. Tart-Bezer                           Director
------------------------------------
Maureen B. Tart-Bezer



The above-named persons signed this report on behalf of the registrant on May 10, 2005.




/s/ Brenda M. Galgano              Senior Vice President, Corporate Controller
-----------------------------------
Brenda M. Galgano                                   May 10, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

    d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

/s/ Christian W. E. Haub                             Date:  May 10, 2005
------------------------
Christian W. E. Haub
Chairman of the Board
and
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

    d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/ Mitchell P. Goldstein                            Date:  May 10, 2005
-------------------------
Mitchell P. Goldstein
Executive Vice President, Chief
Financial Officer & Secretary

                                                                 Exhibit 32


                   Certification Accompanying Periodic Report
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Executive Vice President, Chief Financial Officer & Secretary of the Company, each hereby certifies that (1) the Annual Report of the Company on Form 10-K for the period ended February 26, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  May 10, 2005                               /s/ Christian W. E. Haub
                                                   ------------------------
                                                   Christian W. E. Haub
                                                   Chairman of the Board
                                                   and
                                                   Chief Executive Officer




Dated:  May 10, 2005                               /s/ Mitchell P. Goldstein
                                                   -------------------------
                                                   Mitchell P. Goldstein
                                                   Executive Vice President,
                                                   Chief Financial Officer &
                                                   Secretary