Form 10-Q
period 2005-06-18
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2005-07-22
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 18, 2005

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

           Maryland                                           13-1890974
--------------------------------                        -----------------------
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

As of July 18, 2005 the Registrant had a total of 40,210,966 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                    The Great Atlantic & Pacific Tea Company, Inc.
                         Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)



                                                                                              16 Weeks Ended

                                                                                ---------------------------------------
                                                                                                        June 19, 2004
                                                                                                        (Restated -
                                                                                 June 18, 2005          See Note 2)
                                                                                ---------------      -----------------



Sales                                                                           $     3,383,633      $      3,280,299
Cost of merchandise sold                                                             (2,445,675)           (2,360,303)
                                                                                ---------------      ----------------
Gross margin                                                                            937,958               919,996
Store operating, general and administrative expense                                    (976,687)             (921,074)
                                                                                ---------------      ----------------
Loss from operations                                                                    (38,729)               (1,078)
Interest expense                                                                        (36,123)              (34,392)
Interest income                                                                           1,186                   841
Minority interest in earnings of consolidated franchisees                                (1,536)               (1,376)
                                                                                ----------------     ----------------
Loss from continuing operations before income taxes                                     (75,202)              (36,005)
Provision for income taxes                                                              (13,865)               (5,458)
                                                                                ----------------     -----------------
    Loss from continuing operations                                                     (89,067)              (41,463)

Discontinued operations:
    Loss from operations of discontinued businesses, net of tax benefit of $0 for both the 16 weeks ended June 18, 2005 and June 19, 2004,
       respectively                                                                        (168)               (1,383)
                                                                                ---------------      ----------------
       Loss from discontinued operations                                                   (168)               (1,383)
                                                                                ---------------      -----------------

Net loss                                                                        $       (89,235)     $        (42,846)
                                                                                ===============      =================

Net loss per share - basic and diluted:
    Continuing operations                                                       $         (2.27)     $          (1.08)
    Discontinued operations                                                               (0.01)                (0.03)
                                                                                ---------------      -----------------
       Net loss per share - basic and diluted                                   $         (2.28)     $          (1.11)
                                                                                ===============      =================


Weighted average number of common shares outstanding                                 39,201,114            38,520,018
Common stock equivalents                                                                609,775               370,914
                                                                                ---------------      ----------------
Weighted average number of common and common equivalent
    shares outstanding                                                               39,810,889            38,890,932
                                                                                ===============      ================




                           See Notes to Quarterly Report

                     The Great Atlantic & Pacific Tea Company, Inc.
        Consolidated Statements of Stockholders' Equity and Comprehensive Loss
             (Dollars in thousands, except share and per share amounts)
                                     (Unaudited)




                                                                                                   Accumulated
                                          Common Stock            Additional                         Other              Total
                                 -----------------------------     Paid-in       Accumulated     Comprehensive       Stockholders'
                                     Shares         Amount         Capital         Deficit           Loss              Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------

16 Week Period Ended
June 18, 2005
-------------
Balance at beginning of period       38,764,999    $    38,765    $   464,543     $  (266,198)     $    (3,308)       $   233,802
Net loss                                                                              (89,235)                            (89,235)
Other comprehensive loss                                                                                (4,020)            (4,020)
Stock options exercised               1,255,170          1,255         10,632                                              11,887
Other share based awards                                                2,140                                               2,140
                                   ------------    -----------    -----------     -----------      ------------        -----------
Balance at end of period             40,020,169    $    40,020    $   477,315     $  (355,433)     $    (7,328)       $   154,574
                                   ============    ===========    ===========     ===========      ============        ===========

16 Week Period Ended
June 19, 2004
-------------
Balance at beginning of period       38,518,905    $    38,519    $   459,579     $   (78,100)     $   (27,239)       $   392,759
Net loss                                                                              (42,846)                            (42,846)
Other comprehensive loss                                                                                (5,938)            (5,938)
Stock options exercised                   1,625              1              6                                                   7
                                   ------------    -----------    -----------     -----------       -----------        -----------
Balance at end of period             38,520,530    $    38,520    $   459,585     $  (120,946)     $   (33,177)       $   343,982
                                   ============    ===========    ===========     ===========      ============       ============


Comprehensive Loss
------------------
                                                                             16 Weeks Ended
                                                                   ----------------------------------

                                                                   June 18, 2005         June 19, 2004
                                                                   -------------         -------------
Net loss                                                             $ (89,235)           $  (42,846)
                                                                     ----------           -----------
Foreign currency translation adjustment                                 (3,963)               (6,773)
Net unrealized (loss) gain on derivatives, net of tax                      (57)                  835
                                                                     ----------           ----------
Other comprehensive loss, net of tax                                    (4,020)               (5,938)
                                                                     ----------           -----------
Total comprehensive loss                                             $ (93,255)           $  (48,784)
                                                                     =========            ===========



Accumulated Other Comprehensive Loss Balances
---------------------------------------------
                                                                                                                       Accumulated
                                                                     Foreign      Net Unrealized        Minimum           Other
                                                                    Currency        Gain (Loss)         Pension        Comprehensive
                                                                   Translation    on Derivatives       Liability           Loss
                                                                  ------------    --------------     -----------       -------------

Balance at February 26, 2005                                      $     3,035       $       57       $    (6,400)      $    (3,308)
Current period change                                                  (3,963)             (57)                -            (4,020)
                                                                  ------------      -----------      -----------       ------------
Balance at June 18, 2005                                          $      (928)      $        -       $    (6,400)      $    (7,328)
                                                                  ============      ==========       ============      ============

Balance at February 28, 2004                                      $   (23,892)      $     (158)      $    (3,189)      $   (27,239)
Current period change                                                  (6,773)             835                 -            (5,938)
                                                                  ------------      ----------       -----------       ------------
Balance at June 19, 2004                                          $   (30,665)      $      677       $    (3,189)      $   (33,177)
                                                                  ============      ==========       ============      ============




                          See Notes to Quarterly Report

                  The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)




                                                                               June 18, 2005                February 26, 2005
                                                                           --------------------           --------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                   $     171,431                 $      257,748
      Accounts receivable, net of allowance for doubtful accounts of
         $4,377 and $5,713 at June 18, 2005 and February 26, 2005,
         respectively                                                                    93,949                        145,507
      Inventories                                                                       534,891                        720,799
      Prepaid expenses and other current assets                                          47,586                         40,627
      Assets held for sale                                                              866,122                              -
                                                                                  -------------                 --------------
         Total current assets                                                         1,713,979                      1,164,681
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                                 978,062                      1,476,574
         Property leased under capital leases, net                                       25,415                         39,126
                                                                                  -------------                 --------------
      Property - net                                                                  1,003,477                      1,515,700
      Other assets                                                                       55,537                        121,587
                                                                                  -------------                 --------------
Total assets                                                                      $   2,772,993                 $    2,801,968
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       2,270                 $        2,278
      Current portion of obligations under capital leases                                 2,666                          8,331
      Accounts payable                                                                  313,178                        543,481
      Book overdrafts                                                                    78,400                         83,306
      Accrued salaries, wages and benefits                                              117,773                        181,173
      Accrued taxes                                                                      51,874                         51,991
      Other accruals                                                                    160,743                        207,642
      Liabilities held for sale                                                         503,174                              -
                                                                                  -------------                 --------------
    Total current liabilities                                                         1,230,078                      1,078,202
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    618,879                        634,028
      Long-term obligations under capital leases                                         34,543                         52,184
      Long-term real estate liabilities                                                 276,614                        328,316
      Other non-current liabilities                                                     458,305                        471,382
      Minority interests in consolidated franchisees                                          -                          4,054
                                                                                  -------------                 --------------
Total liabilities                                                                     2,618,419                      2,568,166
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares;
         issued - none                                                                        -                              -
      Common stock--$1 par value; authorized - 80,000,000 shares;
         issued and outstanding  - 40,020,169 and 38,764,999 shares
         at June 18, 2005 and February 26, 2005, respectively                            40,020                         38,765
      Additional paid-in capital                                                        477,315                        464,543
      Accumulated other comprehensive loss                                               (7,328)                        (3,308)
      Accumulated deficit                                                              (355,433)                      (266,198)
                                                                                  -------------                 ---------------
Total stockholders' equity                                                              154,574                        233,802
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,772,993                 $    2,801,968
                                                                                  =============                 ==============





                          See Notes to Quarterly Report

                   The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                                              16 Weeks Ended
                                                                             -------------------------------------------------
                                                                                                             June 19, 2004
                                                                                                             (Restated -
                                                                                  June 18, 2005               See Note 2)
                                                                             ----------------------     ----------------------



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (89,235)              $   (42,846)
   Adjustments to reconcile net loss to net cash provided
         by operating activities:
       Asset disposition initiatives                                                       15,425                     1,061
       Restructuring charge                                                                48,549                         -
       Depreciation and amortization                                                       71,875                    80,846
       Deferred income tax provision                                                        5,430                     1,012
       (Gain) loss on disposal of owned property                                          (15,352)                      397
       Other property impairments                                                             506                       588
       Other share based awards                                                             2,140                         -
   Other changes in assets and liabilities:
       Decrease in receivables                                                             16,477                    24,840
       Increase in inventories                                                            (20,747)                  (22,822)
       Increase in prepaid expenses and other current assets                               (2,779)                  (14,887)
       (Increase) decrease in other assets                                                   (434)                      362
       Increase in accounts payable                                                         6,824                    55,635
       Decrease in accrued salaries, wages and benefits, and taxes                        (19,054)                   (6,813)
       Decrease in other accruals                                                          (7,277)                  (27,899)
       (Decrease) increase in minority interest                                            (1,533)                      727
       Decrease in other non-current liabilities                                          (11,689)                  (12,415)
       Other operating activities, net                                                      2,105                     1,060
                                                                                      ------------              -----------
Net cash provided by operating activities                                                   1,231                    38,846
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (69,820)                  (61,157)
   Proceeds from disposal of property                                                      31,573                     6,140
                                                                                      -----------               -----------
Net cash used in investing activities                                                     (38,247)                  (55,017)
                                                                                      -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term borrowings                                             (14,512)                       45
   Net proceeds from long-term real estate liabilities                                        834                    11,492
   Principal payments on capital leases                                                    (2,238)                   (4,578)
   Increase (decrease) in book overdrafts                                                   1,463                    (5,717)
   Deferred financing fees                                                                   (731)                     (813)
   Proceeds from stock option exercise                                                     11,774                         7
                                                                                      -----------               -----------
Net cash (used in) provided by financing activities                                        (3,410)                      436

   Effect of exchange rate changes on cash and cash equivalents                            (3,098)                   (2,339)
                                                                                      -----------               ------------
Net decrease in cash and cash equivalents                                                 (43,524)                  (18,074)
Cash and cash equivalents at beginning of period                                          257,748                   297,008
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                                214,224                   278,934
                                                                                      ===========               ===========
   Cash included in "Assets held for sale"                                            $    42,793                         -
   Cash included in "Cash and cash equivalents"                                       $   171,431               $   278,934






                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)


1.   Basis of Presentation

The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 16 weeks ended June 18, 2005 and June 19, 2004, and the Consolidated Balance Sheets at June 18, 2005 and February 26, 2005, are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

On May 10, 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Therefore, we have initiated efforts to divest our businesses in Canada and the Midwestern United States. As further discussed in
Note 4 - Assets Held for Sale and Liabilities Held for Sale, we have classified our assets and liabilities relating to our Canadian business as held for sale as of June 18, 2005. Although the Canadian operations have been classified as held for sale at June 18, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company expects to retain significant continuing involvement in the operations of this business upon its sale. The assets and liabilities relating to our operations in the Midwestern United States have not been classified as held for sale at June 18, 2005 as the criteria for such classification had not been met as of the balance sheet date.

Restatement of Previously Issued Financial Statements
-----------------------------------------------------
As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 16 weeks ended June 19, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

2.   Restatement of Previously Issued Financial Statements

In connection with the preparation of our fiscal 2004 consolidated financial statements, our Company completed a review of our historical lease accounting to determine whether our accounting for leases was in accordance with generally accepted accounting principles. As a result of our review, we corrected our accounting for leases in fiscal 2004 and restated our historical annual financial statements and certain financial information for prior periods in our Fiscal 2004 Annual Report to Stockholders, primarily to correct our accounting for landlord allowances.

In certain situations, we receive allowances from our landlords in the form of direct cash reimbursements to offset the costs of structural improvements to the leased space. Historically, we have netted these reimbursements against the related leasehold improvement assets on the consolidated balance sheets and against capital expenditures in investing activities on the consolidated statements of cash flows. In accordance with SFAS 13, "Accounting Leases," Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction" and Question 2 of FASB Technical Bulletin 88-1 ("FTB 88-1"), "Issues Relating to Accounting for Leases," we should have accounted for our landlord allowances as follows:

     o In those situations where we did not meet the criteria of EITF 97-10 for being deemed the owner of the construction projects during the construction period, we should have recorded the landlord allowances as deferred credits as opposed to an offset to leasehold improvements on the consolidated balance sheets and as a component of operating activities as opposed to a component of investing activities on the consolidated statements of cash flows. In addition, the deferred credits should have been amortized over the term of the lease as a decrease to rent expense as opposed to an offset to depreciation expense.

     o In those situations where we did meet the criteria of EITF 97-10 for being deemed the owner of the construction projects, we should have been considered the owner of those construction projects during the construction period and we should have recorded the associated landlord allowances as long-term real estate liabilities as opposed to an offset to leasehold improvements as we had paid directly for a substantial portion of the structural improvement costs. In all situations upon completion of the construction, we were unable to meet the requirements under SFAS 98, "Accounting for Leases" to qualify for sale-leaseback treatment; thus, the long-term real estate liabilities should have been amortized based on rent payments designated in the lease agreements as opposed to an offset to depreciation expense.

These adjustments resulted in a correction of an understatement of Property - net, Long-term real estate liabilities and Other non-current liabilities on our consolidated balance sheets, an overstatement of rent expense and an understatement of interest on our consolidated statements of operations for the related periods.

                      Consolidated Statement of Operations





                                                       Consolidated
                                                       A&P for the                         Consolidated
                                                     16 weeks ended                         A&P for the
                                                      June 19, 2004      Corrections      16 weeks ended
                                                      As Previously       to lease         June 19, 2004
                                                        Reported         accounting         As Restated
                                                     --------------    -------------    -----------------



Sales                                                $   3,280,299     $           -    $      3,280,299
Cost of merchandise sold                                (2,360,303)                -          (2,360,303)
                                                     -------------     -------------    -----------------
Gross margin                                               919,996                 -             919,996
Store operating, general and administrative expense       (928,616)            7,542            (921,074)
                                                     -------------     -------------    -----------------
(Loss) income from operations                               (8,620)            7,542              (1,078)
Interest expense                                           (26,850)           (7,542)            (34,392)
Interest income                                                841                 -                 841
Minority interest in earnings of consolidated
  franchisees                                               (1,376)                -              (1,376)
                                                     -------------     -------------    -----------------
Loss from continuing operations before
   income taxes                                            (36,005)                -             (36,005)
Provision for income taxes                                  (5,458)                -              (5,458)
                                                     -------------     -------------    -----------------
   Loss from continuing operations                         (41,463)                -             (41,463)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                 (1,383)                -              (1,383)
   Loss on disposal of discontinued
     operations, net of tax                                      -                 -                   -
                                                     -------------     -------------    ----------------
   Loss from discontinued operations                        (1,383)                -              (1,383)
                                                     ------------      -------------    ----------------

Net loss                                             $     (42,846)    $           -    $        (42,846)
                                                     ==============    =============    ================
Net loss - basic & diluted                           $       (1.11)    $           -    $          (1.11)
                                                     ==============    =============    ================

Depreciation                                         $     (81,122)    $         276    $        (80,846)
                                                     -------------     -------------    ----------------

Selected Consolidated Statement of Cash Flow data:



                                                                            As            Corrections      Consolidated
                                                                        Previously         to Lease            A&P
                                                                         Reported         Accounting       As Restated
                                                                       -------------    --------------    --------------

Property impairments                                                   $           -    $         588     $         588
Depreciation and amortization                                                 81,122             (276)           80,846
(Increase) decrease in prepaid expenses and other current assets             (14,933)              46           (14,887)
(Increase) decrease in other assets                                             (433)             795               362
(Decrease) increase in other non-current liabilities                         (13,020)              605          (12,415)
Net cash provided by operating activities                                     37,088            1,758            38,846
Expenditures for property                                                    (55,491)          (5,666)          (61,157)
Net cash used in investing activities                                        (49,351)          (5,666)          (55,017)
Proceeds from long-term borrowings                                             7,301           (7,256)               45
Net proceeds from long-term real estate liabilities                                -           11,492            11,492
Principal payments on capital leases                                          (4,616)              38            (4,578)
Net cash (used in) provided by financing activities                           (3,838)           4,274               436
Effect of exchange rate changes on cash and cash equivalents                  (1,973)            (366)           (2,339)



3.   Impact of New Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 requires that handling costs and waste material (spoilage) be recognized as current-period charges regardless of whether they meet the previous requirement of being abnormal. In addition, this Statement requires that allocations of fixed overhead to the cost of inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for our 2006 fiscal year. We are currently assessing the impact of this statement on our Consolidated Financial Statements; however, we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 (the quarter ended June 17, 2006 for our Company). We are currently evaluating the provisions of SFAS 153 and do not believe that its adoption will have a material impact on our Company's financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

SFAS 123R is effective for all public companies no later than the first annual period beginning after June 15, 2005 (the quarter ended June 17, 2006 for our Company) and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We have elected to early adopt this pronouncement beginning in the first quarter of fiscal 2005 using the modified-prospective transition method. Under this method, compensation cost will be recognized in the financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosures under SFAS 123, we recognized compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of grant-date fair value and the same option pricing model used to determine the pro forma disclosures under SFAS 123.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107") to provide public companies additional guidance in applying the provisions of SFAS 123R. Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. We have adopted the provisions of SAB 107 in conjunction with the adoption of FAS 123R beginning February 27, 2005. Refer to Note 10 - Stock Based Compensation for further discussion and disclosure.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, or our fiscal year ending February 25, 2006. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. We are currently assessing the impact of adopting FIN 47 on our consolidated financial statements.


4.       Assets Held for Sale and Liabilities Held for Sale

During the first quarter ended June 18, 2005, we announced plans for a major strategic restructuring that focuses future effort and investment on our core operations in the Northeastern United States. Therefore, we have initiated efforts to divest our businesses in Canada and the Midwestern United States.

Upon the decision to pursue selling these stores, we applied the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these businesses. SFAS 144 requires that once properties are identified as held for sale, they are no longer depreciated, valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell, and reclassified as a current asset to "Assets held for sale" on our Consolidated Balance Sheets. Similarly, all other assets and liabilities relating to these properties held for sale are reclassified as a current asset or as a current liability to "Assets held for sale" or "Liabilities held for sale," respectively, on our Consolidated Balance Sheets.

As of our balance sheet date, the criteria set forth by SFAS 144 to reclassify these assets and liabilities as properties held for sale had been met for Canada, but were not met for our operations in the Midwestern United States as the sale of this business was not probable with transfer of these assets to the buyer within one year of the balance sheet date. Thus, only the assets and liabilities relating to Canada have been aggregated and presented on the Consolidated Balance Sheet as Assets held for sale ($866.1 million) and Liabilities held for sale ($503.2 million) at June 18, 2005. Although the Canadian operations have been classified as held for sale at June 18, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company expects to retain significant continuing involvement in the operations of this business upon its sale.



An analysis of the Assets and Liabilities held for sale at June 18, 2005 is as follows:



                  Assets held for sale:

                           Cash                                        $          42,793
                           Accounts receivable                                    31,583
                           Inventories                                           211,414
                           Prepaid expenses and other current
                               assets                                             10,950
                           Property owned, net                                   484,930
                           Property leased, net                                   18,680
                           Other assets                                           65,772
                                                                       -----------------
                                                                       $         866,122

                  Liabilities held for sale:
                           Current portion of obligations under
                               capital leases                          $           5,319
                           Accounts payable                                      238,966
                           Book overdrafts                                         6,419
                           Accrued salaries, wages and benefits                   40,452
                           Accrued taxes                                          13,696
                           Other accruals                                         51,651
                           Long-term lease obligations                            25,686
                           Long-term real estate liabilities                      52,970
                           Deferred taxes                                         22,200
                           Other non-current liabilities                          40,185
                           Minority interest in consolidated
                               franchisees                                         5,630
                                                                       -----------------
                                                                       $         503,174
                                                                       =================




5. Sale of our U.S. Distribution Operations and Warehouses

During the first quarter ended June 18, 2005, our Company held discussions to sell our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers. The definitive agreements, including an Asset Purchase Agreement and a Supply Agreement, were signed on June 27, 2005, subsequent to our balance sheet date. The transition of our owned warehouses and operations in Dunmore, Pennsylvania, Baltimore, Maryland, Central Islip, New York and New Orleans, Louisiana is expected to begin in the second quarter of fiscal 2005 and be completed during the third quarter of fiscal 2005.

Due to the scope of C&S Wholesale Grocers' distribution network, our owned warehouses in Edison, New Jersey and the Bronx, New York will not be sold as part of the transaction and have been closed. As a result of this decision, we recorded a charge of $48.0 million relating to the closing of these facilities ($1.0 million in "Cost of merchandise sold" and $47.0 million in "Store, operating, general and administrative expense" in our Consolidated Statement of Operations) during the first quarter of fiscal 2005.

These costs are detailed as follows:




                                                                    16 weeks ended
                                                                     June 18, 2005
                                                                  -------------------



                  Severance and benefits                          $            7,663
                  Pension withdrawal costs                                    32,754
                  Property write-downs                                         5,811
                  Inventory markdowns                                          1,030
                  Non-accruable closing costs                                    701
                                                                  ------------------
                                                                  $           47,959
                                                                  ==================



We are pursuing the sale of our Midwest warehouses separately as part of the divestiture of our Midwestern U.S. business.


6.       Valuation of Long-Lived Assets

In accordance with SFAS 144, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a risk-free rate.

During the 16 weeks ended June 18, 2005 and June 19, 2004, we recorded impairment losses on long-lived assets as follows:



                                                               16 weeks ended June 18, 2005    16 weeks ended June 19, 2004
                                                              -------------------------------  -------------------------------
                                                               U.S.      Canada       Total     U.S.      Canada       Total
                                                              -------   ---------   ---------  ------    ---------   ---------


Impairments due to closure or conversion in the
   normal course of business                                  $     -    $   0.5    $  0.5     $    -    $     -     $    -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              0.1          -       0.1          -          -          -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  5.8          -       5.8          -          -          -
                                                              -------    -------    ------     ------    -------     ------
Total impairments                                             $   5.9    $   0.5    $  6.4     $    -    $     -     $    -
                                                              =======    =======    ======     ======    =======     ======

(1)      Refer to Note 8 - Asset Disposition Initiatives
(2)      Refer to Note 5 - Sale of our U.S. Distribution Operations and Warehouses




Impairments due to closure or conversion in the normal course of business
-------------------------------------------------------------------------
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 18, 2005 and June 19, 2004, we recorded impairment losses on property, plant and equipment of $0.5 million and nil, respectively, related to stores that were or will be closed in the normal course of business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to the divestiture of the Midwestern U.S. business
----------------------------------------------------------------------
During the 16 weeks ended June 18, 2005, we recorded impairment losses on property, plant and equipment of $0.1 million, related to property write-downs as a result of the divestiture of a portion of our Midwestern U.S. business as discussed in Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 16 weeks ended June 18, 2005. There were no such amounts recorded during the 16 weeks ended June 19, 2004.

Impairments related to the sale of U.S. distribution operations and warehouses
------------------------------------------------------------------------------
During the 16 weeks ended June 18, 2005, we recorded impairment losses on property, plant and equipment of $5.8 million, related to property write-downs as a result of our decision to sell our U.S. distribution operations and warehouses to C&S Wholesale Grocers as discussed in Note 5 - Sale of Our U.S. Distribution Operations and Warehouses. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 16 weeks ended June 18, 2005. There were no such amounts recorded during the 16 weeks ended June 19, 2004.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.


7.   Discontinued Operations

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

Upon the decision to sell these stores, we applied the provisions of SFAS 144 to these properties held for sale. SFAS 144 requires properties held for sale to be classified as a current asset and valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered, where available, the binding sale agreements related to these properties as an estimate of the assets' fair value.

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

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "Loss from operations of discontinued businesses, net of tax" for the 16 weeks ending June 18, 2005 and June 19, 2004.


                                                        16 Weeks Ended June 18, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------


Loss from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (27)            (131)              (10)            (168)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                        (27)            (131)              (10)            (168)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (27)   $        (131)    $         (10)   $        (168)
                                    ===============  ================  ===============  ================



Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Non-accruable closing costs         $         (27)   $          75     $         (10)   $          38
Interest accretion on present value
   of future occupancy costs                    -             (206)                -             (206)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (27)   $        (131)    $         (10)   $        (168)
                                    ---------------  ----------------  ---------------  ----------------


                                                        16 Weeks Ended June 19, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                           (371)            (422)             (590)          (1,383)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                       (371)            (422)             (590)          (1,383)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ===============  ================  ===============  ================




Disposal related costs included in operating expenses above:
-----------------------------------------------------------

Severance and benefits              $        (326)   $           -     $           -    $        (326)
Non-accruable closing costs                   (42)            (198)             (590)            (830)
Interest accretion on present value
   of future occupancy costs                   (3)            (224)                -             (227)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ---------------  ----------------  ---------------  ----------------



Northern New England
--------------------
As previously stated, as part of our strategic plan we decided, in February 2003, to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. As a result of these sales, we generated proceeds of $117.5 million, resulting in a gain of $86.0 million ($49.9 million after tax). This gain was included in "Gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for fiscal 2003. During the first quarters of fiscal 2005 and fiscal 2004, we incurred additional costs to wind down our operations in this region subsequent to the sale of these stores of $0.03 million and $0.4 million, respectively, primarily related to non-accruable closing costs and additional severance costs, respectively, which were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the reserve activity related to the exit of the northern New England market since the charge was recorded:


                                                          Severance
                                                             and
                                          Occupancy        Benefits             Total
                                        ------------    --------------     ---------------

     Fiscal 2003 charge (1)             $      3,993    $       2,670      $        6,663
     Additions (2)                                 6                -                   6
     Utilization (3)                          (3,547)          (2,612)             (6,159)
                                        -------------   --------------     ---------------
     Balance at
        February 28, 2004               $        452    $          58      $          510
     Additions (2)                               8              326                 334
     Utilization (3)                            (460)            (384)               (844)
                                        ------------    -------------      ---------------
     Balance at
        February 26, 2005               $          -    $           -      $            -
     Additions (2)                                 -                -                   -
     Utilization (3)                               -                -                   -
                                        ------------    -------------      --------------
     Balance at
        June 18, 2005                   $          -    $           -      $            -
                                        ============    =============      ==============

(1) The fiscal 2003 charge to occupancy consists of $4.0 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $2.7 million related to severance to be paid to employees terminated as a result of our exit from the northern New England market.
(2) The additions to occupancy presented represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The fiscal 2004 charge to severance and benefits of $0.3 million related to additional severance required to be paid to employees terminated in accordance with a union contract as a result of our exit from the northern New England market.
(3) Occupancy utilization represents vacancy related payments for closed locations. Severance and benefits utilization represents payments made to terminated employees during the period.




As of June 18, 2005, we paid approximately $3.0 million in severance and benefit costs, which resulted from the termination of approximately 300 employees.

As of June 18, 2005, we have disposed of all locations in the northern New England market. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Kohl's Market
-------------
As previously stated, as part of our strategic plan we decided to exit the Madison and Milwaukee, Wisconsin markets, which comprised our Kohl's banner.

As a result of the Madison sales, we generated proceeds of $20.1 million, resulting in a gain of $8.8 million ($5.6 million after tax). This gain was included in "(Loss) gain on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for fiscal 2003.

During the first quarters of fiscal 2005 and fiscal 2004, we recorded costs of $0.1 million and $0.4 million primarily due to the costs of winding down this business.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 16 weeks ended June 18, 2005:


                                                          Severance
                                                              and               Fixed
                                           Occupancy       Benefits            Assets            Total
                                        -------------   -------------    ---------------  ----------------

     Fiscal 2003 charge (1)             $     25,487    $      13,062    $      18,968      $     57,517
     Additions (2)                               352                -                -               352
     Utilization (3)                          (5,342)          (8,228)         (18,968)          (32,538)
     Adjustments (4)                          (1,458)               -                -            (1,458)
                                        ------------    -------------    -------------      ------------
       Balance at February 28, 2004           19,039            4,834                -            23,873
     Additions (2)                               688               52              602             1,342
     Utilization (3)                          (1,918)          (2,201)            (602)           (4,721)
     Adjustments (4)                            (354)               -                -              (354)
                                         -----------    -------------    -------------      ------------
       Balance at February 26, 2005      $    17,455    $       2,685    $           -      $     20,140
     Additions (2)                               191               15                -               206
     Utilization (3)                          (1,062)          (1,081)               -            (2,143)
                                        ------------    -------------    -------------      -------------
       Balance at June 18, 2005         $     16,584    $       1,619    $           -      $     18,203
                                        ============    =============    =============      ============


(1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal
         2003 charge to property of $18.9 million represents the impairment losses at certain Kohl's locations.
(2) The fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.
(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases.


We paid $8.3 million of the total occupancy charges from the time of the original charge through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $11.5 million of the total original severance and benefits charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 2,000 employees. The remaining occupancy liability of $16.6 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020. The remaining severance liability of $1.6 million relates to future obligations for early withdrawal from multi-employer union pension plans, and individual severance payments, which will be paid by mid-2006.

At June 18, 2005 and February 26, 2005, $6.2 million and $5.9 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $12.0 million and $14.2 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $18.2 million as of June 18, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Eight O'Clock Coffee
--------------------
During fiscal 2003, we completed the sale of our Eight O'Clock Coffee business, generating gross proceeds of $107.5 million and a net gain after transaction related costs of $85.0 million ($49.3 million after tax). The sale of the coffee business also included a contingent note for up to $20.0 million, the value and payment of which is based upon certain elements of the future performance of the Eight O'Clock Coffee business and therefore is not included in the gain.

Additional costs incurred to wind down our operations in this business subsequent to the sale of $0.01 million and $0.6 million were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for 16 weeks ended June 18, 2005 and June 19, 2004, respectively.

Other
-----
Although the Canadian operations have been classified as held for sale at June 18, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company expects to retain significant continuing involvement in the operations of this business upon its sale.


8.  Asset Disposition Initiatives

Overview
--------
In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). During the first quarter of fiscal 2005, we have initiated efforts to divest our business in the Midwestern United States and closed 8 of those stores (Divestiture of the Midwestern U.S. Business).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 18, 2005 and June 19, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".




                                                    16 Weeks Ended June 18, 2005
                         -------------------------------------------------------------------------------------
                                        Project       2001            Farmer           Divestiture
                                         Great        Asset            Jack             of Midwest
                                        Renewal     Disposition    Restructuring        Operations       Total
                                      -----------  ------------    -------------     -------------  -----------

   Balance Sheet accruals
   Vacancy                              $      -   $         -      $         -        $  14,766     $ 14,766
   PV interest                               525           713              194                -        1,432
   Severance                                   -             -                -            1,337        1,337
   Total accrued to
                                        --------   -----------      -----------        ---------     -----------
     balance sheets                          525           713              194           16,103       17,535
                                        --------   -----------      -----------        ---------     -----------
   Non-accruable items
     recorded on Statements
     of Operations
   Property writeoffs                          -             -                -              126          126
   Inventory markdowns                         -             -                -              586          586
   Gain on sale of property                    -             -                -             (952)        (952)
   Gain on sale of pharmacy
     scripts                                   -             -                -             (870)        (870)
   Closing costs                               -             -                -              432          432
                                        --------   -----------      -----------        ----------   ------------
   Total non-accruable items                   -             -                -             (678)        (678)
                                        --------   -----------      -----------        ---------    ------------
       Less PV interest                     (525)         (713)            (194)               -       (1,432)
                                        --------   -----------      -----------        ---------    ------------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest                               -             -               -            15,425       15,425
                                        ========   ===========      ===========        =========    ===========





                                              16 Weeks Ended June 19, 2004
                                 ------------------------------------------------------------
                                  Project      2001               Farmer
                                   Great       Asset               Jack
                                  Renewal   Disposition         Restructuring         Total
                                 --------   -----------         -------------       ---------

   Balance Sheet accruals
   PV interest                   $    630   $       781         $       222         $   1,633
   Total accrued to
                                 --------   -----------         -----------         ---------
     balance sheets                   630           781                 222             1,633
                                 --------   -----------         -----------         ---------
   Non-accruable items
     recorded on Statements
     of Operations
   Property writeoffs                   -             -                 90                90
   Inventory markdowns                  -             -                291               291
   Closing costs                        -             -                680               680
                                 --------   -----------         -----------         ---------
   Total non-accruable items            -             -              1,061             1,061
                                 --------   -----------         -----------         ---------
       Less PV interest              (630)        (781)               (222)           (1,633)
                                 --------   -----------         -----------         ---------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest                        -             -              1,061             1,061
                                 ========   ===========         ===========         =========




Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of June 18, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,902         20      1,922          -          -          -      1,902         20      1,922
     Utilization (2)       (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
     Balance at
       February 26, 2005 $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
     Addition (1)             522          3        525          -          -          -        522          3        525
     Utilization (2)       (2,092)       (74)    (2,166)       (59)         -        (59)    (2,151)       (74)    (2,225)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 18, 2005     $ 26,394   $    179   $ 26,573   $  1,601   $      -   $  1,601  $  27,995  $     179  $  28,174
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $0.5 million during the 16 weeks ended June 18, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $2.1 million during the 16 weeks ended June 18, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 16 weeks ended June 18, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.



We paid $100.5 million of the total occupancy charges from the time of the original charges through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.0 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $26.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.6 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At June 18, 2005 and February 26, 2005, approximately $5.7 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 18, 2005 of $28.2 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of June 18, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           2,449          -      2,449          -          -          -      2,449          -      2,449
     Utilization (2)       (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 26, 2005 $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
     Addition (1)             713          -        713          -          -          -        713          -        713
     Utilization (2)       (1,457)         -     (1,457)       (30)         -        (30)    (1,487)         -     (1,487)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 18, 2005     $ 31,155   $      -   $ 31,155   $     84   $      -   $     84  $  31,239  $       -  $  31,239
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $0.7 million during the 16 weeks ended June 18, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $1.5 million during the 16 weeks ended June 18, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.03 million during the 16 weeks ended June
         18, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. Finally, during fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge.



We paid $40.6 million ($37.6 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $31.2 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At June 18, 2005 and February 26, 2005, approximately $7.2 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of June 18, 2005 of $31.2 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. During fiscal 2003, we recorded a charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal 2003), excluding PV interest. During fiscal 2004, we recorded costs excluding PV interest of $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"). There were no costs recorded during the first quarter of fiscal 2005.

As of June 18, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for this initiative all of which were in the U.S. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.



                                                          Severance
                                                             and
                                          Occupancy        Benefits           Total
                                        ------------    -------------      ----------



     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                687                -             687
     Utilization (2)                          (4,747)          (4,813)         (9,560)
                                        ------------    -------------      ----------
     Balance at
       February 26, 2005                $     15,902    $           6      $   15,908
     Addition (1)                                194                -             194
     Utilization (2)                            (976)              (6)           (982)
                                        ------------    -------------      ----------
     Balance at
        June 18, 2005                   $     15,120    $           -      $   15,120
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal
         2004 and the 16 weeks ended June 18, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million, $4.7 million and $1.0 million during fiscal 2003, fiscal 2004 and the 16 weeks ended June 18, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs.
         Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 16 weeks ended June 18, 2005, respectively, represent payments made to terminated employees during the period.



We paid $6.8 million of the total occupancy charges from the time of the original charge through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $15.1 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The severance liability has been fully utilized as of June 18, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2005 and 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:





                                                                                        16 Weeks Ended
                                                                             -----------------------------------

                                                                                 June 18,            June 19,
                                                                                   2005                2004
                                                                             ----------------    ---------------

     Sales                                                                   $             -     $        2,433
                                                                             ===============     ==============

     Loss from operations                                                    $             -     $          (43)
                                                                             ===============     ==============




At June 18, 2005 and February 26, 2005, approximately $2.0 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $15.1 million as of June 18, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Divestiture of the Midwestern U.S. Business
-------------------------------------------

During the first quarter ended June 18, 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we have initiated efforts to divest our businesses in the Midwestern United States. Although this planned divestiture includes the closing of a total of 30 stores, we have closed 8 of these stores as of June 18, 2005.

During the first quarter ended June 18, 2005, we recorded a charge of $15.4 million related to these closures ($0.6 million in "Cost of merchandise sold" and $14.8 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal 2003), excluding PV interest.

                                                           16 Weeks Ended
                                                            June 18, 2005
                                                           --------------
            Occupancy related                              $       14,766
            Severance and benefits                                  1,337
            Property writeoffs                                        126
            Gain on the sale of fixed assets                         (952)
            Sale of pharmacy scripts                                 (870)
            Inventory markdowns                                       586
            Nonaccruable closing costs                                432
                                                           --------------
                Total charges                              $       15,425
                                                           ==============

The following table summarizes the activity to date related to the charges recorded for this divestiture. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.


                                                          Severance
                                                             and
                                          Occupancy        Benefits           Total
                                        ------------    -------------      -----------

     Original charge (1)                $     14,766    $       1,337      $   16,103
       Utilization (2)                          (275)             (59)           (334)
                                        ------------    -------------      ----------
     Balance at
        June 18, 2005                   $     14,491    $       1,278      $   15,769
                                        ============    =============      ==========


(1)            The original charge to occupancy during the first quarter ended
               June 18, 2005 represents charges related to closures in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter ended June 18, 2005 of $1.3 million related to individual severings as a result of these store closures.
(2) Occupancy utilization of $0.3 million for 16 weeks ended June 18, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs.
               Severance utilization of $0.1 million for the 16 weeks ended June
               18, 2005, respectively, represent payments made to terminated employees during the period.



We paid $0.3 million of the total occupancy charges from the time of the original charge through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $0.1 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $14.5 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $1.3 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2005 and 2004 are the sales and operating results of the 8 stores that were closed as part of this divestiture. The results of these operations are as follows:



                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 18,            June 19,
                                                                                   2005                2004
                                                                             ----------------    ---------------


     Sales                                                                   $        15,344     $       18,016
                                                                             ===============     ==============

     Loss from operations                                                   $         (2,002)    $       (3,628)
                                                                             ===============     ==============



At June 18, 2005, approximately $6.0 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $15.8 million as of June 18, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

9.  Retirement Plans and Benefits

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


                                                                             For the 16 Weeks Ended
                                                              ------------------------------------------------------
                                                                   June 18, 2005                  June 19, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ----------   ---------         ---------    ---------

Service cost                                                  $   1,846    $   3,039         $  1,115     $   2,573
Interest cost                                                     3,657        4,329            2,617         3,848
Expected return on plan assets                                   (4,130)      (5,557)          (3,043)       (4,979)
Amortization of unrecognized net transition asset                     -            -               (4)            -
Amortization of unrecognized net prior service (gain) cost          (91)         190               29           143
Amortization of unrecognized net loss (gain)                         18          598              (40)          565
Administrative expenses and other                                     -           92                -            81
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   1,300    $   2,691         $    674     $   2,231
                                                              =========    =========         ========     =========


Contributions
We previously disclosed in our consolidated financial statements for the year ended February 26, 2005, that we expected to contribute $5.8 million in cash to our defined benefit plans in fiscal 2005. As of June 18, 2005, we contributed approximately $1.2 million to our defined benefit plans. We plan to contribute approximately $4.6 million to our plans during the remainder of fiscal 2005.

Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for both our U.S. and Canadian postretirement benefits. The components of net postretirement benefits (income) cost were:


                                                                             For the 16 Weeks Ended
                                                              -----------------------------------------------------
                                                                   June 18, 2005                  June 19, 2004
                                                              -----------------------        ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ----------   ----------        ---------    ---------


Service cost                                                  $     104    $      50         $     88     $      72
Interest cost                                                       370          179              391           197
Amortization of (loss) gain                                         (86)          78              (84)          105
Prior service cost                                                 (414)         (98)            (414)         (156)
                                                              ----------   ----------        ---------    ----------
     Net postretirement benefits (income) cost                $     (26)   $     209         $    (19)    $     218
                                                              ==========   =========         =========    =========



10.   Stock Based Compensation

 In December 2004, the FASB issued FAS 123R. FAS 123R is a revision of FAS No. 123, as amended, "Accounting for Stock-Based Compensation" ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." FAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On February 27, 2005 (the first day of our fiscal 2005 fiscal year), our Company adopted FAS 123R. While the provisions of FAS 123R are not required to be effective until the first annual reporting period that begins after June 15, 2005, we elected to adopt FAS 123R before the required effective date. Our Company adopted FAS 123R using a modified prospective application, as permitted under FAS 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of FAS 123R, we applied APB 25 to account for our stock-based awards. Under APB 25, we generally only recorded stock-based compensation expense for our performance stock options issued under our 1998 Long Term Incentive and Share Award Plan and common stock issued under our 2004 Non-Employee Director Compensation Plan. Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options. Beginning with our fiscal 2005 year, with the adoption of FAS 123R, we recorded stock-based compensation expense for the cost of stock options.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for each quarter of fiscal 2004 based on the fair value method under FAS 123R. Net loss for the year ended February 26, 2005 would have been $2.6 million higher, at $190.7 million, had share-based compensation expense been accounted for under SFAS 123R, and net loss per basic & diluted share for the year ended February 26, 2005 would have been $4.94 under FAS 123R, rather than $4.88.



                                                                       Quarter Ended                                Year Ended
                                            -------------------------------------------------------------------    -------------
                                            June 19, 2004    Sept. 11, 2004     Dec. 4, 2004     Feb. 26, 2005     Feb. 26, 2005
                                            -------------    --------------     ------------     --------------    -------------

     Net loss, as reported                  $   (42,846)      $   (64,202)      $  (75,343)      $    (5,707)      $  (188,098)
     Add:  Share-based compensation
       expense included in net loss under
       APB 25, net of tax                             -                 -                -             1,617             1,617
     Deduct:  Net impact of SFAS 123R,
       net of tax                                (1,287)             (858)            (836)           (1,199)           (4,180)
                                            --------------    -------------     -------------    -------------     -------------
     Pro-forma net loss                     $   (44,133)      $   (65,060)      $  (76,179)      $    (5,289)      $  (190,661)
                                            ==============    =============     =============    =============     =============

     Net loss per common share:
       Basic & diluted, as reported         $      (1.11)     $      (1.67)            $(1.96)           $(0.15)          $(4.88)
       Basic & diluted, pro-forma           $      (1.15)     $      (1.69)            $(1.98)           $(0.14)          $(4.94)




During the first quarter of fiscal 2005, compensation expense related to share-based incentive plans was $2.2 million, after tax, compared to nil during the first quarter of fiscal 2004. Included in share-based compensation expense recorded during the first quarter of fiscal 2005 was $0.9 million related to expensing of stock options, $1.2 million relating to expensing of restricted stock, and $0.1 million relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. There was no effect on the Consolidated Statement of Cash Flows from the adoption of FAS 123R as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 16 weeks ended June 18, 2005.

At June 18, 2005, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 activity is reported below.

I. The 1998 Long Term Incentive and Share Award Plan: This plan provides for the granting of 5,000,000 shares in the form of options, SAR's, performance units or stock awards to our Company's officers and key employees. Options and SAR's issued under this plan vest 25% on each anniversary date of issuance over a four year period. Performance restricted stock units issued under this plan are earned based on our Company achieving in Fiscal 2007 a profit after taxes, after adjusting for specific matters which our Company considers to be of a non-operating nature, with an outlook for continued, sustainable profitability on the same basis. The shares will vest 50% based on achievement of a net profit in fiscal 2007 and 50% based on achievement of a net profit in fiscal 2008. However, if our Company achieves profitability in fiscal 2006, the shares will be earned and vesting will commence in fiscal 2006 in one-third increments, based on achievement of profitability in each year and the outlook for continued, sustainable profitability.

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123 is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the first quarter ended June 18, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place during the 16 weeks ended June 19, 2004:

                                                                16 weeks ended
                                                                June 19, 2004
                                                                --------------

               Expected life                                       7 years
               Volatility                                             53%
               Risk-free interest rate range                    3.20% - 3.38%

     The SAR awards under The 1998 Long Term Incentive and Share Award Plan were granted at the fair market value of the Company's common stock at the date of grant.

     Performance restricted stock units issued under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant, adjusted by an estimated forfeiture rate.

     Stock options
     -------------
     The following is a summary of the stock option activity during the first quarter ended June 18, 2005:




                                                                                               Weighted
                                                                              Weighted          Average
                                                                               Average         Remaining         Aggregate
                                                                              Exercise        Contractual        Intrinsic
                                                             Shares             Price        Term (years)          Value
                                                          -------------    -------------     ------------     -------------

         Outstanding at February 26, 2005                     4,464,134    $    14.53
             Granted                                                  -          -
             Canceled or expired                               (211,405)        18.95
             Exercised                                       (1,255,170)         9.44
                                                          -------------    ----------
         Outstanding at June 18, 2005                         2,997,559    $    16.28                  5.8    $    32,137
                                                          =============    ==========        =============    ===========

         Exercisable at:
             June 18, 2005                                    1,949,269    $    20.34                  4.8    $    12,979
                                                                                             =============    ===========

         Nonvested at:
             June 18, 2005                                    1,048,290    $     8.72                  7.6    $    19,158
                                                                                             =============    ===========




     The total intrinsic value of options exercised during the first quarter ended June 18, 2005 was $21.6 million.

     As of June 18, 2005, approximately $3.1 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.6 years.

     The amount of cash received from the exercise of stock options was approximately $11.8 million. There was no related tax benefit recorded in the first quarter of fiscal 2005 as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 16 weeks ended June 18, 2005.


     SAR's
     -----
     The following is a summary of the SAR's activity during the first quarter ended June 18, 2005:




                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                             Shares             Price
                                                          -------------    -------------

         Outstanding at February 26, 2005                        12,500    $    31.63
             Granted                                                  -          -
             Canceled or expired                                (12,500)        31.63
             Exercised                                                -          -
                                                          -------------    -------------
         Outstanding at June 18, 2005                                 -    $     -
                                                          =============    =============

     Performance Restricted Stock Units
     ----------------------------------
     During the first quarter ended June 18, 2005, our Company granted 1,600,000 shares of performance restricted stock units to selected employees, for a total grant date fair value of $17.9 million. Approximately $12.3 million of unrecognized fair value compensation expense relating to these performance restricted stock units is expected to be recognized through fiscal 2008 based on estimates of attaining vesting criteria.


     The following is a summary of the performance restricted stock units activity during the first quarter ended June 18, 2005:


                                                                         Weighted
                                                                          Average
                                                                         Exercise
                                                          Shares           Price
                                                        ---------       ---------

                Nonvested at February 26, 2005                  -       $       -
                   Granted                              1,600,000           11.19
                   Canceled or expired                    (10,000)          11.12
                   Exercised                                    -               -
                                                        ---------       ---------
                Nonvested at June 18, 2002              1,590,000       $   11.19
                                                        =========       =========


II. 2004 Non-Employee Director Compensation Plan: This plan provides for the annual grant of Company common stock equivalent to $45 to members of our Board of Directors. The $45 grant of common stock shall be made on the first business day following the Annual Meeting of Stockholders. The number of shares of our Company's $1.00 common stock granted annually to each non-employee Director will be based on the closing price of the common stock on the New York Stock Exchange, as reported in the Wall Street Journal on the date of grant. Only whole shares will be granted; any remaining amounts will be paid in cash as promptly as practicable following the date of grant. This plan replaced The 1994 Stock Option Plan for the Board of Directors which provided for the granting of 100,000 stock options at the fair value of our common stock at the date of grant to members of our Board of Directors. One-third of the options granted under The 1994 Stock Option Plan for the Board of Directors on a given date vested on each anniversary date of issuance over a 3 year period.


11.  Income Taxes

The income tax provision recorded for the 16 weeks ended June 18, 2005 and June 19, 2004 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 16 weeks ended June 18, 2005, and June 19, 2004, the valuation allowance was increased by $3.5 million and $20.5 million, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

At June 18, 2005, we recorded deferred income taxes of $43.0 million and a corresponding reduction in our valuation allowance attributable to the undistributed earnings of our foreign subsidiaries because our Company no longer considers those earnings to be permanently invested. At June 18, 2005 and February 26, 2005, the undistributed earnings of the foreign subsidiaries amounted to approximately $198.3 million and $178.1 million, respectively.

In October 2004, the U.S. government passed the "Homeland Investment Act" (the "Act") which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. Our Company is considering the implications of this Act.

For the first quarter of fiscal 2005, our effective income tax rate provision of 18.4% increased from the effective income tax rate provision of 15.1% in the first quarter of fiscal 2004 as follows:




                                                               16 Weeks Ended
                                    --------------------------------------------------------------------
                                             June 18, 2005                        June 19, 2004
                                    ---------------------------------  ---------------------------------

                                          Tax             Effective           Tax            Effective
                                       Provision          Tax Rate         Provision         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (1,384)           1.8%      $      (1,380)           3.8%
Canada                                    (12,481)          16.6%             (4,078)          11.3%
                                    ---------------  ----------------  ---------------  ----------------
                                    $     (13,865)          18.4%      $      (5,458)          15.1%
                                    ===============  ================  ===============  ================



The increase in our effective tax rate was primarily due to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 partially offset by the impact of the U.S state and local taxes as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

At June 18, 2005 and February 26, 2005, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $19.7 million and $10.7 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $19.7 million and $22.9 million, respectively. At June 18, 2005, we had a net current deferred tax asset which is included in "Assets held for sale" on our Consolidated Balance Sheet totaling $4.6 million, and a net non-current deferred tax liability which is included in "Liabilities held for sale" on our Consolidated Balance Sheet totaling $22.2 million relating to our Canadian operations that are held for sale.


12.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chairman of the Board, President and Chief Executive Officer.

We currently operate in two reportable segments: United States and Canada. The segments are comprised of retail supermarkets in the United States and Canada. The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2004 Annual Report. We measure segment performance based upon (loss) income from operations.

Interim information on segments is as follows:


                                                                                                 16 Weeks Ended
                                                                                    ---------------------------------------

                                                                                                             June 19, 2004
                                                                                                             (Restated -
                                                                                       June 18, 2005          See Note 2)
                                                                                    -----------------     -----------------
Sales
     United States                                                                  $       2,229,918     $       2,229,650
     Canada                                                                                 1,153,715             1,050,649
                                                                                    -----------------     -----------------
         Total Company                                                              $       3,383,633     $       3,280,299
                                                                                    =================     =================



Sales by category
     Grocery (1)                                                                    $       2,200,702     $       2,154,957
     Meat (2)                                                                                 696,287               673,490
     Produce (3)                                                                              486,644               451,852
                                                                                    -----------------     -----------------
         Total Company                                                              $       3,383,633     $       3,280,299
                                                                                    =================     =================

         o The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.
         o    The meat category includes meat, deli, bakery and seafood.
         o    The produce category includes produce and floral.

Depreciation and amortization
     United States                                                                  $          60,980     $          61,953
     Canada                                                                                    10,895                18,893
                                                                                    -----------------     -----------------
                  Total Company                                                     $          71,875     $          80,846
                                                                                    =================     =================

(Loss) income from operations
     United States                                                                  $         (78,426)    $         (18,432)
     Canada                                                                                    39,697                17,354
                                                                                    -----------------     -----------------
         Total Company                                                              $         (38,729)    $          (1,078)
                                                                                    ==================    ==================

 (Loss) income from continuing operations before income taxes
     United States                                                                  $        (107,973)    $         (46,895)
     Canada                                                                                    32,771                10,890
                                                                                    -----------------     -----------------
         Total Company                                                              $         (75,202)    $         (36,005)
                                                                                    ==================    ==================

Capital expenditures
     United States                                                                  $          39,634     $          42,941
     Canada                                                                                    30,186                18,216
                                                                                    -----------------     -----------------
         Total Company                                                              $          69,820     $          61,157
                                                                                    =================     =================


                                                                                       June 18, 2005       February 26, 2005
                                                                                    -----------------     ------------------
Total assets
     United States                                                                  $       1,906,871     $       1,958,566
     Canada *                                                                                 866,122               843,402
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,772,993     $       2,801,968
                                                                                    =================     =================



* As discussed in Note 4 - Assets Held for Sale and Liabilities Held for Sale, we have classified the assets and liabilities of our Canadian segment as held for sale as of June 18, 2005.


13.  Hedge of Net Investment in Foreign Operations

From time to time, we may enter hedging agreements in order to manage risks incurred in the normal course of business including forward exchange contracts to manage our exposure to fluctuations in foreign exchange rates.

During the first quarter of fiscal 2005, we entered into a six month currency exchange forward contract totaling $900 million Canadian dollar notional value to hedge our net investment in our Canadian foreign operation against adverse movements in exchange rates. Our Company measures ineffectiveness based upon the change in forward exchange rates.

The effective portion of this net investment hedge contract resulted in a loss of approximately $8.3 million, after tax, as of June 18, 2005, and was recognized in our Consolidated Balance Sheet in the accumulated other comprehensive loss (cumulative translation adjustment) component of stockholders' equity. In addition, the amount excluded from the measure of effectiveness on this net investment hedge amounted to $2.9 million, before income taxes, and was recorded as "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the first quarter ended June 18, 2005.


14.  Commitments and Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.


15.  Subsequent Events

On July 19, 2005, we announced that our Company's Board of Directors had approved the sale of A&P Canada and that we entered into an agreement to sell our subsidiary to Metro, Inc., a supermarket and pharmaceutical operator in the Provinces of Quebec and Ontario, Canada, for $1.475 billion, which includes cash, stock and certain debt to be assumed by Metro, Inc. The completion of this sale is subject to customary conditions and reviews; however, we anticipate that this transaction will close prior to our fiscal year end.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2005.
o Restatement of Previously Issued Financial Statements - a discussion of our Company's restatement of previously issued financial statements resulting from a correction in our accounting for leases.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2005 that Management wishes to share with the reader to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
     - Results for the 16 weeks ended June 18, 2005 compared to the 16 weeks ended June 19, 2004;
     - Our Company's Asset Disposition Initiatives; and
     - Current and expected future liquidity.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 18, 2005 and June 19, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations.

Restatement of Previously Issued Financial Statements
-----------------------------------------------------
As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 16 weeks ended June 19, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states, the District of Columbia, and Ontario, Canada. Our Company's business consists strictly of its retail grocery operations, which include 637 stores as of June 18, 2005.

United States retail operations consist of four regions: New York/New Jersey/southern New England under the A&P, Waldbaum's, The Food Emporium and Food Basics banners; Philadelphia/Baltimore/Washington, D.C. under the Super Fresh and Food Basics banners; Detroit/Toledo under the Farmer Jack and Food Basics banners, and New Orleans under the Sav-A-Center banner.

A&P Canada, based in Toronto, Ontario, operates five banner groups across the Province, with stores operating under the A&P, Dominion, Food Basics, Ultra Food & Drug and The Barn Market trade names. A&P Canada also serves as a franchisor to certain Food Basics stores in Ontario.

Although our Company remained unprofitable overall in the first quarter, we continued to execute our strategic initiatives and made progress despite a continued challenging business environment. A&P Canada maintained its profitable results in the first quarter, driven by the positive impact of our fresh food marketing, and the ongoing improvement of the discount Food Basics operations. In the U.S., we converted 19 locations to the new fresh format, while maintaining emphasis on improved merchandising and store operating fundamentals and productivity initiatives. Comparable store sales results were strong in the Food Basics operations in the Northeast, as management continues to fine-tune merchandising and operating standards in this discount format.

Our U.S. turnaround effort continued to benefit from the centralized management framework established in November of 2004, with improved merchandising and promotional programs emanating from the Central leadership organization, and local banner managements focused on execution. This has resulted in more effective weekly sales programs covering all banners, enabling us to maintain sales and market share despite strong competition in our markets.

After a comprehensive review of strategic alternatives for the future, we announced on May 10, 2005, a plan to restructure our Company. Elements include:

        o        a strategic transaction to unlock the value of A&P Canada;
        o        the planned divestiture of our Midwest operations;
        o ongoing focus on fresh and discount store development in our core Northeast markets, in the corridor extending from southern Connecticut to Washington, D.C., and,
        o pursuit of initiatives to improve productivity and produce additional, significant reductions in operating, supply chain and administrative costs.

We believe the proceeds of a transaction involving A&P Canada, executed at a full and fair price, would significantly improve our balance sheet and liquidity, and provide a more solid footing from which to achieve and sustain improved profitability and accelerated growth in our core U.S. business. Although the majority of the U.S. Midwest operations have improved and have profitable growth potential, our decision to focus investment in the Northeast does not permit the allocation of resources needed to realize that potential; thus motivating our decision to divest all Michigan and Ohio operations.

In summary, it is our belief that successful execution of this restructuring plan will help us to achieve our overarching objective, which is to build the long-term value of A&P for our customers, employees and business partners, and in turn, for all A&P shareholders.

OUTLOOK
-------

Our primary focus for the second quarter (and beyond) will be the continued development of the retail formats and operating fundamentals that have been driving our strong performance in Canada and our improvement in the U.S.; the successful execution of our strategic restructuring plan, and the continued rigorous management of expenses and liquidity.

To that end, on June 29, 2005, we announced an agreement for the sale of all U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers ("C&S"), expanding our longstanding supply relationship with C&S. By virtue of C&S's logistics expertise, state of the art facilities and volume purchasing power, the change will produce an estimated $40 million in annualized savings for A&P, and enable us to focus exclusively on retail development and expansion. The transition of assets and operations began on July 10, 2005, and we expect to complete that process in the fall.

Alongside the benefits of these major initiatives, day-to-day expense reduction remains a high priority as we continue to address additional opportunities to improve labor productivity and lower administrative, advertising, occupancy and operating expenses.

Various factors could cause us to fail to achieve these goals. These include, among others, the following:

o Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandiser clubs, warehouse stores, drug stores and restaurants. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins.

o Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not worsen in fiscal 2005 and 2006. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, customer shopping habits and the consolidation of the food industry on A&P's business.

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development and remodel costs vary from those budgeted, or if changes in financial markets negatively affect our cost of capital or our ability to access capital.

o Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and shrink reduction in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

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

o The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans, the extent to which trustees of the plans reduce the costs of future service benefits as well as our internal execution of our overall company strategic initiatives which could lead to further pension withdrawal liabilities.

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


RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------

Our consolidated financial information presents the loss related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focus on continuing operations.

16 WEEKS ENDED JUNE 18, 2005 COMPARED TO THE 16 WEEKS ENDED JUNE 19, 2005
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2005 were $3.4 billion, compared with $3.3 billion in the first quarter of fiscal 2004; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased 0.3%. Loss from continuing operations increased from $41.4 million for the first quarter of fiscal 2004 to $89.0 million for the first quarter of fiscal 2005. Net loss per share - basic for the first quarter of fiscal 2005 was $2.28 compared to net income per share - basic & diluted of $1.11 for the first quarter of fiscal 2004.


                                            16 Weeks                    16 Weeks
                                              Ended                       Ended                Favorable /
                                          June 18, 2005               June 19, 2004           (Unfavorable)           % Change
                                       ----------------------      --------------------     -----------------     -----------------


Sales                                   $     3,383.6               $     3,280.3               $      103.3               3.1%
(Decrease) increase in comparable
     store sales                                 (0.3%)                       0.4%                     NA                   NA
Loss from continuing operations                 (89.0)                      (41.4)                     (47.6)           (115.0%)
Loss from discontinued operations                (0.2)                       (1.4)                       1.2              85.7%
Net loss                                        (89.2)                      (42.8)                     (46.4)           (108.4%)
Net loss per share                              (2.28)                      (1.11)                     (1.17)            105.4%



SALES
-----
Sales for the first quarter of fiscal 2005 of $3,383.6 million increased $103.3 million or 3.1% from sales of $3,280.3 million for first quarter of fiscal 2004. The higher sales were due to an increase in Canadian sales of $103.1 million and an increase in U.S. sales of $0.2 million. The increase in Canadian sales was primarily due to the favorable impact of the Canadian exchange rate. The following table presents sales for each of our operating segments for the first quarter of fiscal 2005 and the first quarter of fiscal 2004:




                                        16 Weeks Ended         16 Weeks Ended
                                        June 18, 2005          June 19, 2004           Increase                   % Change
                                      -----------------     -------------------   -------------------         ------------------



United States                         $     2,229.9         $      2,229.7         $            0.2                   -
Canada                                      1,153.7                1,050.6                    103.1                 9.8%
                                      -----------------     -----------------      --------------------       ------------------
Total                                 $     3,383.6         $      3,280.3         $          103.3                 3.1%
                                      =================     =================      ====================       ==================




The following details the dollar impact of several items affecting the increase in sales by operating segment from the first quarter of fiscal 2004 to the first quarter of fiscal 2005:




                                           Impact of      Impact of       Foreign       Comparable
                                              New          Closed        Exchange          Store
                                            Stores         Stores          Rate            Sales           Total
                                        -------------  --------------  -------------  -------------  ----------------


United States                           $      49.8    $     (42.4)    $       -      $      (7.2)   $       0.2
Canada                                         36.4          (27.5)           96.8           (2.6)         103.1
                                        -------------  --------------  -------------  -------------  ----------------
       Total                            $      86.2    $     (69.9)    $      96.8    $      (9.8)   $     103.3
                                        =============  ==============  =============  =============  ================



The increase in U.S. sales was primarily attributable to the opening or reopening of 16 new stores since the beginning of fiscal 2004, of which none were opened in the first quarter of fiscal 2005, increasing sales by $49.8 million. This increase was partially offset by the closing of 28 stores since the beginning of fiscal 2004, of which 10 were closed in the first quarter of fiscal 2005, decreasing sales by $42.4 million, and the decrease in comparable store sales for the first quarter of fiscal 2005 of $7.2 million or -0.3% as compared with the first quarter of fiscal 2004. Included in the 28 stores closed since the beginning of fiscal 2004 were 10 stores closed as part of the asset disposition initiative as discussed in Note 8 of our Consolidated Financial Statements.

The increase in Canadian sales was primarily attributable to the opening of 9 stores since the beginning of fiscal 2004, of which 1 was opened in the first quarter of fiscal 2005, increasing sales by $36.4 million, and the favorable effect of the Canadian exchange rate, which increased sales by $96.8 million. These increases were partially offset by the closure of 14 stores since the beginning of 2004, of which 1 was closed in the first quarter of 2005, decreasing sales by $27.5 million, and the decrease in comparable store sales for the first quarter of fiscal 2005 of $2.6 million or -0.2% for both Company-operated and franchised stores combined, as compared to the first quarter of fiscal 2004.

Average weekly sales per supermarket for the U.S. were approximately $322,800 for the first quarter of fiscal 2005 versus $321,800 for the corresponding period of the prior year, an increase of 0.3% primarily due to the impact of openings and closing with net higher average weekly sales. Average weekly sales per supermarket for Canada were approximately $298,600 for the first quarter of fiscal 2005 versus $272,300 for the corresponding period of the prior year, an increase of 9.7%. This increase was primarily due to the increase in the Canadian exchange rate.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Gross margin as a percentage of sales decreased 33 basis points to 27.72% for the first quarter of fiscal 2005 from 28.05% for the first quarter of fiscal 2004. This 33 basis point decrease was caused by the increase in Canadian sales as a percentage of our total (approximately 12 basis points) and from continued competitive pressures to drive sales volume and protect market share in the current market. We believe the impact on margin for changes in costs and special reductions was not significant.



                                          16 Weeks Ended                                    16 Weeks Ended
                                           June 18, 2005                                     June 19, 2004
                           --------------------------------------------      --------------------------------------------



                                Gross Margin           Rate to Sales%              Gross Margin           Rate to Sales%
                               --------------          --------------             -------------           ---------------

United States                  $      653.7                  29.32%               $      666.5                  29.89%
Canada                                284.3                  24.64                       253.5                  24.13
                               --------------          ---------------            --------------          ---------------
       Total                   $       938.0                  27.72%                     $920.0                 28.05%
                               ==============          ===============            ==============          ===============



The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2004 to the first quarter of fiscal 2005:



                                 Sales Volume         Gross Margin Rate            Exchange Rate              Total
                              ------------------      -----------------          -----------------       ---------------


United States                  $        0.1            $       (12.9)             $          -            $    (12.8)
Canada                                 14.4                      5.7                      10.7                  30.8
                               ----------------        ----------------           --------------          -------------
Total                          $       14.5            $        (7.2)             $       10.7            $     18.0
                               ================        ================           ==============          =============



STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense ("SG&A"), by operating segment, in dollars and as a percentage of sales for the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. SG&A expense was $976.7 million or 28.87% for the first quarter of fiscal 2005 as compared to $921.1 million or 28.08% for the first quarter of fiscal 2004.



                                          16 Weeks Ended                                    16 Weeks Ended
                                           June 18, 2005                                     June 19, 2004
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------


United States                  $      732.1                  32.83%               $      685.0                  30.72%
Canada                                244.6                  21.20                       236.1                  22.47
                               --------------          ---------------            --------------          -----------------
       Total                   $      976.7                  28.87%               $      921.1                  28.08%
                               ==============          ===============            ==============          ==============



The increase in SG&A for the U.S. of 211 basis points for the first quarter ended June 18, 2005 as compared to June 19, 2004 primarily related to costs we recorded in connection with the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $47.0 million (210 basis points). These warehouses will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 5 - Sale of Our U.S. Distribution Operations and Warehouses. In addition, we recorded costs of $14.8 million (67 basis points) relating to the divestiture of our Midwestern U.S. business as discussed in Note 8 - Asset Disposition Initiative. These increases in SG&A were partially offset by gains on the sale of certain of our assets of $15.4 million (69 basis points).

The increase in SG&A in Canada of $8.5 million is primarily due to the increase in the Canadian exchange rate of $16.0 million, an increase in occupancy of $11.6 million as a result of the opening of new stores, and an increase in labor of $13.8 million due mainly to increased sales, partially offset by (i.) lower depreciation expense of $10.4 million as the Canadian assets were classified as held for sale during the first quarter of fiscal 2005 and no longer depreciated in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and (ii.) lower costs relating to our franchise operations of $10.0 million.

During the 16 weeks ended June 18, 2005 and June 19, 2004, we also recorded impairment losses on long-lived assets as follows:




                                                               16 weeks ended June 18, 2005    16 weeks ended June 19, 2004
                                                              -------------------------------  -------------------------------
                                                               U.S.      Canada       Total     U.S.      Canada       Total
                                                              -------   ---------   ---------  ------    ---------   ---------


Impairments due to closure or conversion in the
   normal course of business                                  $     -    $   0.5    $  0.5     $    -    $     -     $    -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              0.1          -       0.1          -          -          -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  5.8          -       5.8          -          -          -
                                                              -------    -------    ------     ------    -------     ------
Total impairments                                             $   5.9    $   0.5    $  6.4     $    -    $     -     $    -
                                                              =======    =======    ======     ======    =======     ======

(1)      Refer to Note 8 - Asset Disposition Initiatives
(2)      Refer to Note 5 - Sale of Our U.S. Distribution Operations and Warehouses



The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

INTEREST EXPENSE
----------------
Interest expense of $36.1 million for the first quarter of fiscal 2005 increased from the prior year amount of $34.4 million due primarily to (i.) higher interest expense resulting from our on-balance sheet long-term real estate liabilities, which includes sale leaseback of Company-owned properties entered into in the fourth quarter of fiscal 2003, of approximately $0.4 million and sale leaseback of locations for which we received landlord allowances of $0.8 million, and (ii.) a decrease in capitalized interest of $0.5 million due to mainly a reduction in new store builds.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the first quarter of fiscal 2005 was $13.9 million (a $1.4 million provision for our U.S. operations and a $12.5 million provision for our Canadian operations) compared to $5.4 million (a $1.4 million provision for our U.S. operations and a $4.0 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the first quarter of fiscal 2005, our effective income tax rate provision of 18.4% increased from the effective income tax rate provision of 15.1% in the first quarter of fiscal 2004 as follows:



                                                               16 Weeks Ended
                                    --------------------------------------------------------------------
                                             June 18, 2005                        June 19, 2004
                                    ---------------------------------  ---------------------------------



                                          Tax            Effective           Tax            Effective
                                       Provision         Tax Rate         Provision         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      (1,384)           1.8%      $      (1,380)           3.8%
Canada                                    (12,481)          16.6%             (4,078)          11.3%
                                    ---------------  ----------------  ---------------  ----------------
                                    $     (13,865)          18.4%      $      (5,458)          15.1%
                                    ===============  ================  ===============  ================



The increase in our effective tax rate was primarily due to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 partially offset by the impact of the U.S state and local taxes as a percentage of our Company's loss from continuing operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.


DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Although the Canadian operations have been classified as held for sale at June 18, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company expects to retain significant continuing involvement in the operations of this business upon its sale.

The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2005 was $0.2 million as compared to a loss from operations of discontinued businesses, net of tax, of $1.4 million for the first quarter of fiscal 2004 and is detailed by business as follows:


                                                        16 Weeks Ended June 18, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------

Loss from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (27)            (131)              (10)            (168)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                        (27)            (131)              (10)            (168)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (27)   $        (131)    $         (10)   $        (168)
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:
------------------------------------------------------------
Non-accruable closing costs         $         (27)   $          75     $         (10)   $          38
Interest accretion on present value
   of future occupancy costs                    -             (206)                -             (206)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (27)   $        (131)    $         (10)   $        (168)
                                    ---------------  ----------------  ---------------  ----------------


                                                        16 Weeks Ended June 19, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
     discontinued businesses
Sales                               $           -    $           -     $           -    $           -
Operating expenses                           (371)            (422)             (590)          (1,383)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                       (371)            (422)             (590)          (1,383)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:
-----------------------------------------------------------
Severance and benefits              $        (326)   $           -     $           -    $        (326)
Non-accruable closing costs                   (42)            (198)             (590)            (830)
Interest accretion on present value
   of future occupancy costs                   (3)            (224)                -             (227)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $        (371)   $        (422)    $        (590)   $      (1,383)
                                    ---------------  ----------------  ---------------  ----------------


ASSET DISPOSITION INITIATIVES
-----------------------------

Overview
--------
In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). During the first quarter of fiscal 2005, we have initiated efforts to divest our businesses in the Midwestern United States and closed 8 of those stores (Divestiture of the Midwestern U.S. Business).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 18, 2005 and June 19, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".



                                                     16 Weeks Ended June 18, 2005
                         ------------------------------------------------------------------------------------
                                 Project            2001               Farmer              Divestiture
                                  Great            Asset                Jack                of Midwest
                                 Renewal        Disposition         Restructuring           Operations           Total
                               ----------- ----------------        ---------------         -------------     -----------

   Balance Sheet accruals
   ----------------------
   Vacancy                       $      -        $         -         $         -             $  14,766      $    14,766
   PV interest                        525                713                 194                     -            1,432
   Severance                            -                  -                   -                 1,337            1,337
   Total accrued to
                                 --------        -----------         -----------             ---------       -----------
     balance sheets                   525                713                 194                16,103           17,535
                                 --------        -----------         -----------             ---------       -----------
   Non-accruable items
     recorded on Statements
     of Operations
   Property writeoffs                   -                  -                   -                   126              126
   Inventory markdowns                  -                  -                   -                   586              586
   Gain on sale of property             -                  -                   -                  (952)            (952)
   Gain on sale of pharmacy
     scripts                            -                  -                   -                  (870)            (870)
   Closing costs                        -                  -                   -                   432              432
                                 --------         -----------        -----------             ---------       -----------
   Total non-accruable items            -                  -                   -                  (678)            (678)
                                 --------         -----------        -----------             ---------       -----------
       Less PV interest              (525)              (713)               (194)                    -           (1,432)
                                 --------         -----------        -----------             ---------       -----------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest                        -                  -                   -                15,425           15,425
                                =========         ===========        ===========             =========       ===========




                                               16 Weeks Ended June 19, 2004
                                  -----------------------------------------------------------------
                                  Project            2001              Farmer
                                   Great             Asset              Jack
                                  Renewal         Disposition       Restructuring            Total
                                  --------        -----------       -------------          ---------

   Balance Sheet accruals
   ----------------------
   PV interest                    $    630        $       781        $       222           $   1,633

                                  --------        -----------        -----------           ---------
   Total accrued to
     balance sheets                    630                781                222               1,633
                                  --------        -----------        -----------           ---------
   Non-accruable items
     recorded on Statements
     of Operations
   Property writeoffs                    -                  -                 90                 90
   Inventory markdowns                   -                  -                291                291
   Closing costs                         -                  -                680                680
                                  --------        -----------        -----------           ---------
   Total non-accruable items             -                  -              1,061              1,061
                                  --------        -----------        -----------           ---------
       Less PV interest               (630)              (781)              (222)            (1,633)
                                  --------        -----------        ------------         ----------
   Total amount recorded
     on Statements of
     Operations and
     Statements of Cash
     Flows excluding
     PV interest                         -                  -              1,061              1,061
                                  ========        ===========        ===========           =========


Project Great Renewal
---------------------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of June 18, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------


     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,902         20      1,922          -          -          -      1,902         20      1,922
     Utilization (2)       (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
     Balance at
       February 26, 2005 $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
     Addition (1)             522          3        525          -          -          -        522          3        525
     Utilization (2)       (2,092)       (74)    (2,166)       (59)         -        (59)    (2,151)       (74)    (2,225)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 18, 2005     $ 26,394   $    179   $ 26,573   $  1,601   $      -   $  1,601  $  27,995  $     179  $  28,174
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $0.5 million during the 16 weeks ended June 18, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $2.1 million during the 16 weeks ended June 18, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 16 weeks ended June 18, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
     (3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements.



We paid $100.5 million of the total occupancy charges from the time of the original charges through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.0 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $26.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.6 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At June 18, 2005 and February 26, 2005, approximately $5.7 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 18, 2005 of $28.2 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 Asset Disposition
----------------------
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of June 18, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:



                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------

     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           2,449          -      2,449          -          -          -      2,449          -      2,449
     Utilization (2)       (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 26, 2005 $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
     Addition (1)             713          -        713          -          -          -        713          -        713
     Utilization (2)       (1,457)         -     (1,457)       (30)         -        (30)    (1,487)         -     (1,487)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       June 18, 2005     $ 31,155   $      -   $ 31,155   $     84   $      -   $     84  $  31,239  $       -  $  31,239
                         ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $0.7 million during the 16 weeks ended June 18, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $1.5 million during the 16 weeks ended June 18, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.03 million during the 16 weeks ended June
         18, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. Finally, during fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge.


We paid $40.6 million ($37.6 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $31.2 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At June 18, 2005 and February 26, 2005, approximately $7.2 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of June 18, 2005 of $31.2 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

Farmer Jack Restructuring
-------------------------
As previously stated, during the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. During fiscal 2003, we recorded a charge of $37.7 million related to the last phase of this initiative ($2.2 million in "Cost of merchandise sold" and $35.5 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal 2003), excluding PV interest. During fiscal 2004, we recorded costs excluding PV interest of $1.1 million ($0.3 million in "Cost of merchandise sold" and $0.8 million in "Store operating, general and administrative expense"). There were no costs recorded during the first quarter of fiscal 2005.

As of June 18, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative. The following table summarizes the activity to date related to the charges recorded for this initiative all of which were in the U.S. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.


                                                          Severance
                                                             and
                                           Occupancy       Benefits            Total
                                        ------------    -------------      -----------


     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                687                -             687
     Utilization (2)                          (4,747)          (4,813)         (9,560)
                                        ------------    -------------      ----------
     Balance at
       February 26, 2005                $     15,902    $           6      $   15,908
     Addition (1)                                194                -             194
     Utilization (2)                            (976)              (6)           (982)
                                        ------------    -------------      ----------
     Balance at
        June 18, 2005                   $     15,120    $           -      $   15,120
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal
         2004 and the 16 weeks ended June 18, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million, $4.7 million and $1.0 million during fiscal 2003, fiscal 2004 and the 16 weeks ended June 18, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs.
         Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 16 weeks ended June 18, 2005, respectively, represent payments made to terminated employees during the period.



We paid $6.8 million of the total occupancy charges from the time of the original charge through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $15.1 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The severance liability has been fully utilized as of June 18, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2005 and 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:



                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 18,            June 19,
                                                                                   2005                2004
                                                                             ----------------    ---------------

     Sales                                                                   $             -     $        2,433
                                                                             ===============     ==============

     Loss from operations                                                    $             -     $          (43)
                                                                             ===============     ==============



At June 18, 2005 and February 26, 2005, approximately $2.0 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $15.1 million as of June 18, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

Divestiture of the Midwestern U.S. Business
-------------------------------------------

During the first quarter ended June 18, 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we have initiated efforts to divest our businesses in the Midwestern United States. Although this planned divestiture includes the closing of a total of 30 stores, we have closed 8 of these stores as of June 18, 2005.

During the first quarter ended June 18, 2005, we recorded a charge of $15.4 million related to these closures ($0.6 million in "Cost of merchandise sold" and $14.8 million in "Store operating, general and administrative expense" in our Consolidated Statement of Operations for fiscal 2003), excluding PV interest.

                                                          16 Weeks Ended
                                                           June 18, 2005
                                                          ---------------
           Occupancy related                              $       14,766
           Severance and benefits                                  1,337
           Property writeoffs                                        126
           Gain on the sale of fixed assets                         (952)
           Sale of pharmacy scripts                                 (870)
           Inventory markdowns                                       586
           Nonaccruable closing costs                                432
                                                          --------------

              Total charges                               $       15,425
                                                          ==============

The following table summarizes the activity to date related to the charges recorded for this divestiture. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.




                                                          Severance
                                                             and
                                          Occupancy        Benefits           Total
                                        ------------    -------------      ------------


     Original charge (1)                $     14,766    $       1,337      $   16,103
       Utilization (2)                          (275)             (59)           (334)
                                        -------------   --- ---------      ------------
     Balance at
        June 18, 2005                   $     14,491    $       1,278      $   15,769
                                        ============    =============      ============


(1)      The original charge to occupancy during the first quarter ended June
         18, 2005 represents charges related to closures in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter ended June 18, 2005 of $1.3 million related to individual severings as a result of these store closures.
(2) Occupancy utilization of $0.3 million for 16 weeks ended June 18, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.1 million for the 16 weeks ended June 18, 2005, respectively, represent payments made to terminated employees during the period.



We paid $0.3 million of the total occupancy charges from the time of the original charge through June 18, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $0.1 million of the total net severance charges from the time of the original charges through June 18, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $14.5 million relates to expected future payments under long term leases and is expected to be paid out in full by 2014. The remaining severance liability of $1.3 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2005 and 2004 are the sales and operating results of the 8 stores that were closed as part of this divestiture. The results of these operations are as follows:




                                                                                        16 Weeks Ended
                                                                             -----------------------------------
                                                                                 June 18,            June 19,
                                                                                   2005                2004
                                                                             ----------------    ---------------

     Sales                                                                   $        15,344     $       18,016
                                                                             ===============     ==============

     Loss from operations                                                    $        (2,002)    $       (3,628)
                                                                             ===============     ==============




At June 18, 2005, approximately $6.0 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $15.8 million as of June 18, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statement of Cash
Flows:



                                                                                              16 weeks ended
                                                                                -------------------------------------------
                                                                                  June 18, 2005              June 19, 2004
                                                                                -----------------         -----------------

Net cash provided by operating activities                                       $         1,231           $         38,846
                                                                                -----------------         -----------------

Net cash used in investing activities                                           $       (38,247)          $        (55,017)
                                                                                -----------------         -----------------

Net cash (used in) provided by financing activities                             $        (3,410)          $            436
                                                                                -----------------         -----------------



Net cash flow provided by operating activities of $1.2 million for the 16 weeks ended June 18, 2005 primarily reflected our net loss of $89.2 million, adjusted for non-cash charges for (i.) depreciation and amortization of $71.9 million, (ii.) our asset disposition initiatives of $15.4 million, and (iii.) restructuring charges of $48.5 million, partially offset by (iv.) gains on the disposal of owned property of $15.4 million, a decrease in accounts receivable of $16.5 million partially offset by an increase in inventories of $20.7 million, a decrease in accrued salaries, wages and benefits, and taxes of $19.1 million and a decrease in non-current liabilities of $11.7 million due mainly to an increase in closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $38.8 million for the 16 weeks ended June 19, 2004 primarily reflected our net loss of $42.8 million adjusted for non-cash charges of $80.8 million for depreciation and amortization, a decrease in accounts receivable of $24.8 million and an increase in accounts payable of $55.6 million, partially offset by an increase in inventories of $22.8 million, a decrease in other accruals of $27.9 million, an increase in prepaid expenses and other current assets of $14.9 million, and a decrease in non-current liabilities of $12.4 million due mainly to a decrease in closed store accruals.

Net cash flow used in investing activities of $38.2 million for the 16 weeks ended June 18, 2005 primarily reflected property expenditures totaling $69.8 million, which included 1 new supermarkets and 25 major remodels partially offset by cash received from the sale of certain of our assets of $31.6 million. For the remainder of fiscal 2005, we have planned capital expenditures of approximately $125 to $150 million, which relate primarily to opening approximately 5 to 10 new supermarkets, converting approximately 1 to 3 stores to new banners, and enlarging or remodeling approximately 65 supermarkets. We currently expect to close approximately 25 - 30 stores during the remainder of fiscal 2005. Net cash flow used in investing activities of $55.0 million for the 16 weeks ended June 19, 2004 primarily reflected property expenditures totaling $61.2 million, which included 11 new supermarkets and 1 major remodels, partially offset by cash received from the sale of certain of our assets of $6.1 million.

Net cash flow used in financing activities of $3.4 million for the 16 weeks ended June 18, 2005 primarily reflected payments on long term borrowings of $14.5 million and principal payments on capital leases of $2.2 million partially offset by proceeds from the exercise of stock options of $11.8 million. Net cash flow used in financing activities of $0.4 million for the 16 weeks ended June 19, 2004 primarily reflected principal payments on capital leases of $4.6 million, a decrease in book overdrafts of $5.7 million, and deferred financing fees of $0.8 million partially offset by net proceeds from long-term real estate liabilities of $11.5 million.

In the short term, we believe that our present cash resources, including invested cash on hand, available borrowings from our revolving credit agreement and other sources, are sufficient to meet our needs. We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company.

We reviewed our Company's strategy during the fourth quarter of fiscal 2004 and into early 2005 to establish and sustain a profitable business with long-range growth potential. That review concluded with the plan that future effort and investment should be focused on our core operations in the Northeastern United States, which account for half of current total sales, our strongest market positions, and we believe, the best potential for profitable growth going forward. Therefore, we initiated efforts to divest our businesses in Canada and the Midwestern U.S. During the first quarter ended June 18, 2005, we concluded that it was probable that we would sell our Canadian operations with transfer of those assets to the buyer within one year of the balance sheet date and therefore, classified the assets and liabilities relating to Canada as held for sale. On July 19, 2005, we announced that our Company's Board of Directors had approved the sale of A&P Canada and that we entered into an agreement to sell our subsidiary to Metro, Inc., a supermarket and pharmaceutical operator in the Provinces of Quebec and Ontario, Canada, for $1.475 billion, which includes cash, stock and certain debt to be assumed by Metro, Inc. The completion of this sale is subject to customary conditions and reviews; however, we anticipate that this transaction will close prior to our fiscal year end. We are continuing to pursue the divestiture of our Midwestern U.S. business, but at this time, there can be no assurance that we will be successful.

Planned use of the proceeds from the sale of our Canadian operations includes open market purchases and or tender for the $199 million of our senior notes outstanding maturing in April 2007, which under the terms of our revolving credit agreement must be refinanced six months prior to maturity, and the $217 million of our senior notes outstanding maturing in December 2011.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if they do not otherwise provide sufficient resources to operate effectively or if we are unsuccessful in the closing of the Canadian business or the selling of the Midwest business, we anticipate that we will be able to modify the operating plan, by reducing capital investments and through other contingency actions and financings, in order to ensure that we have appropriate resources. However, there is no assurance that we will pursue such contingency actions or that they will be successful in generating the resources necessary to operate the business.

WORKING CAPITAL
---------------
We had working capital of $483.9 million at June 18, 2005 compared to working capital of $86.5 million at February 26, 2005. We had cash and cash equivalents aggregating $171.4 million at June 18, 2005 compared to $257.7 million at February 26, 2005. The increase in working capital was attributable primarily to the increase in net assets held for sale as of June 18, 2005, of $362.9 million. The remaining increase was primarily due to the following:

o    An increase in inventories;
o An increase in prepaid expenses and other current assets mainly due to the timing of payments; and
o    A decrease in accrued salaries, wages and benefits due to timing;

Partially offset by the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in accounts receivable due to the timing of receipts; and
o An increase in accounts payable (inclusive of book overdrafts) due to timing and seasonality.

REVOLVING CREDIT AGREEMENT
--------------------------
At June 18, 2005, we had a $400 million secured revolving credit agreement (the "Credit Agreement") with a syndicate of lenders enabling us to borrow funds on a revolving basis sufficient to refinance short-term borrowings and provide working capital as needed. Under the terms of this agreement, should availability fall below $50 million, a borrowing block will be implemented which provides that no additional borrowings be made unless we are able to maintain a fixed charge coverage ratio of 1.0 to 1.0. Although we do not meet the required ratio at this time, it is not applicable as availability at June 18, 2005 totaled $204.3 million. In the event that availability falls below $50 million and we do not maintain the ratio required, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Credit Agreement is comprised of a U.S. credit agreement amounting to $330 million and a Canadian credit agreement amounting to $70 million (C$86.0 million at June 18, 2005) and is collateralized by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. This agreement expires in December 2007.

As of June 18, 2005, there were no borrowings under these credit agreements. As of June 18, 2005, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $204.3 million available under the Credit Agreement. Combined with the cash we held in short-term investments of $74.0 million, we had total cash availability of $278.3 million at June 18, 2005.

Under the Credit Agreement, we are permitted to make bond repurchases and may do so from time to time in the future.

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $616 million at June 18, 2005 consisted of $200 million of 9.375% Notes due August 1, 2039, $217 million of 9.125% Senior Notes due December 15, 2011 and $199 million of 7.75% Notes due April 15, 2007. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. All of the notes outstanding are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. In addition, the 9.125% Notes contain additional covenants, including among other things, limitations on asset sales, on the payment of dividends, and on the incurrence of liens and additional indebtedness. Our notes are not guaranteed by any of our subsidiaries. Our notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions.

During the first quarter of fiscal 2005, we repurchased in the open market $14.5 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.5 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections" ("SFAS 145"), this loss has been classified within loss from operations.

OTHER
-----
We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of February 26, 2005 at terms contingent upon market conditions at the time of sale.

Our Company's policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2005. In addition, our Company is prohibited, under the terms of our Revolving Credit Agreement, to pay cash dividends on common shares.

We are the guarantor of a loan of $1.9 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 18, 2005, 156 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $371.4 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with developing outlook with Moody's Investors Service ("Moody's") and B- with developing outlook with Standard & Poor's Ratings Group ("S&P") as of June 18, 2005. Our liquidity rating was SGL3 with Moody's as of June 18, 2005. Our recovery rating was 1 with S&P as of June 18, 2005 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.


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

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 18, 2005, we recorded impairment losses on long-lived assets as follows:



                                                                U.S.      Canada     Total
                                                              -------    --------   --------

Impairments due to closure or conversion in the
   normal course of business                                  $     -    $   0.5    $  0.5
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              0.1          -       0.1
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  5.8          -       5.8
                                                              -------    -------    ------
Total impairments                                             $   5.9    $   0.5    $  6.4
                                                              =======    =======    ======

(1)      Refer to Note 8 - Asset Disposition Initiatives
(2)      Refer to Note 5 - Sale of Our U.S. Distribution Operations and Warehouses



The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves
---------------------
For closed stores that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of June 18, 2005, we had recorded liabilities for estimated probable obligations of $122 million. Of this amount, $18 million relates to stores closed in the normal course of business, $87 million relates to stores closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements) and $17 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 7 of our Consolidated Financial Statements).

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

Inventories
-----------
We evaluate inventory shrinkage throughout the year based on actual physical counts and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date.



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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $621.1 million in total indebtedness as of June 18, 2005 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2005 and fiscal 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the first quarters of fiscal 2005 and fiscal 2004, a change in the Canadian currency of 10% would have resulted in a fluctuation in net loss of $2.0 million and income of $0.7 million, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.

In addition, during the first quarter of fiscal 2005, we entered into a six month currency exchange forward contract totaling $900 million Canadian notional value to hedge our net investment in our Canadian foreign operations against adverse movements in exchange rates. A 100 basis point strengthening in the foreign currency forward rate would decrease the fair market value of our foreign currency forward contract held at June 18, 2005, by $7.3 million. A 100 basis point weakening in the foreign currency forward rate would increase the fair market value of our foreign currency forward contract held at June 18, 2005, by $7.1 million.


ITEM 4 - Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's Chairman of the Board and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 18, 2005, our Company's Chairman of the Board and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, concluded that our Company's disclosure controls and procedures were effective as of June 18, 2005.

There has been no change during our Company's fiscal quarter ended June 18, 2005 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.


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

           4.3 Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between our Company and JPMorgan Chase Bank, relating to the 9 (1)/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

           4.4 Successor Bond Trustee (incorporated herein by reference to Exhibit 4.4 to Form 10-K filed on May 9, 2003)

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

           10.7 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002) ("Jueptner Agreement")

           10.8 Amendment to Jueptner Agreement dated November 10, 2004 (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on May 10, 2005)

           10.9 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to
                               Exhibit 10.10 to Form 10-Q filed on January 10,
                               2003)

           10.10 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002) ("Metzger Agreement")

           10.11 Amendment to John E. Metzger Agreement dated September 13, 2004 (incorporated herein by reference to Exhibit 10.11 to Form 10-K filed on May 10, 2005)

           10.12 Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on May 10, 2005)

           10.13 Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

           10.14 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003) ("Piwek Agreement")

           10.15 Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on May 10, 2005)

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

           10.19 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

           10.20 Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)

           10.21 Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed on May 10, 2005)

           10.22 Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit
                               10.22 to Form 10-K filed on May 10, 2005)

           10.23 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

           10.24 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

           10.25 Description of Management Incentive Plan (incorporated herein by reference to Exhibit
                               10.26 to Form 10-K filed on May 10, 2005)

           10.26 Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

           10.27 Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

           10.28 Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

           10.29 Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

           10.30 Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on July 5, 2002)

           10.31 Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

           10.32 Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

           10.33 Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

           14 Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to Form 10-K filed on May 21, 2004)

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

           23 Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23 to Form 10-K filed on May 10, 2005)

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



THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  July 22, 2005     By:  /s/ Brenda M. Galgano
                               ------------------------------------------------
                               Brenda M.Galgano, Senior Vice President,
                               Corporate Controller (Chief Accounting Officer)

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

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

/s/ Christian W. E. Haub                             Date:  July 22, 2005
------------------------
Christian W. E. Haub
Chairman of the Board and
Chief Executive Officer

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

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

/s/ Mitchell P. Goldstein                            Date:  July 22, 2005
-------------------------
Mitchell P. Goldstein
Executive Vice President, Chief
Financial Officer & Secretary

                                                              Exhibit 32


                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Christian W. E. Haub, Chairman of the Board and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Executive Vice President, Chief Financial Officer & Secretary of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended June 18, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  July 22, 2005                         /s/ Christian W. E. Haub
                                              ------------------------
                                              Christian W. E. Haub
                                              Chairman of the Board
                                              and
                                              Chief Executive Officer




Dated:  July 22, 2005                         /s/ Mitchell P. Goldstein
                                              -------------------------
                                              Mitchell P. Goldstein
                                              Executive Vice President,
                                              Chief Financial Officer &
                                              Secretary