Form 10-Q
period 2005-09-10
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2005-10-18
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 10, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

               MARYLAND                                         13-1890974
------------------------------------------              ------------------------
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

AS OF OCTOBER 11, 2005 THE REGISTRANT HAD A TOTAL OF 40,838,237 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                                                  Sept. 11, 2004                            Sept. 11, 2004
                                                                     (RESTATED                                 (RESTATED
                                              Sept. 10, 2005        SEE NOTE 2)         Sept. 10, 2005         SEE NOTE 2)
                                            ------------------  ------------------    ------------------  -----------------
Sales                                            $  2,168,249      $  2,490,559          $  5,551,882        $  5,770,858
Cost of merchandise sold                           (1,551,585)       (1,795,046)           (3,997,260)         (4,155,349)
                                                 ------------      ------------          ------------        ------------
Gross margin                                          616,664           695,513             1,554,622           1,615,509
Store operating, general and administrative
    expense                                          (761,730)         (734,365)           (1,737,828)         (1,655,439)
                                                 ------------      ------------          ------------        ------------
Loss from operations                                 (145,066)          (38,852)             (183,206)            (39,930)
Gain on sale of Canadian operations                   919,140                 -               918,551                   -
Interest expense                                      (25,262)          (27,734)              (61,385)            (62,126)
Interest income                                         3,157               768                 4,343               1,609
Minority interest in earnings of consolidated
    franchisees                                           405              (342)               (1,131)             (1,718)
                                                 ------------      ------------          ------------        ------------
Income (loss) from continuing operations
    before income taxes                               752,374           (66,160)              677,172            (102,165)
(Provision for) benefit from income taxes            (160,103)            1,614              (173,968)             (3,844)
                                                 ------------      ------------          ------------        ------------
Income (loss) from continuing operations              592,271           (64,546)              503,204            (106,009)
Discontinued operations (Note 10):
   (Loss) income from operations of discontinued
      businesses, net of tax provision of $0 for
      both the 12 weeks ended 9/10/05 and
      9/11/04 and both the 28 weeks ended
      9/10/05 and 9/11/04, respectively                  (296)              344                  (464)             (1,039)
                                                 ------------      ------------          ------------        ------------
    (Loss) income from discontinued operations           (296)              344                  (464)             (1,039)
                                                 ------------      ------------          ------------        ------------
Net income (loss)                                $    591,975      $    (64,202)         $    502,740        $   (107,048)
                                                 ============      ============          ============        ============


Net income (loss) per share - basic:
    Continuing operations                        $      14.65      $      (1.68)         $      12.65        $      (2.75)
    Discontinued operations                             (0.01)             0.01                 (0.01)              (0.03)
                                                 ------------      ------------          ------------        ------------
Net income (loss) per share - basic              $      14.64      $      (1.67)         $      12.64        $      (2.78)
                                                 ============      ============          ============        ============

Net income (loss) per share - diluted:
    Continuing operations                        $      14.41      $      (1.68)         $      12.48        $      (2.75)
    Discontinued operations                             (0.01)             0.01                 (0.01)              (0.03)
                                                 ------------      ------------          ------------        ------------
Net income (loss) per share - diluted            $      14.40      $      (1.67)         $      12.47        $      (2.78)
                                                 ============      ============          ============        ============

Weighted average number of common shares
    outstanding                                    40,434,194        38,521,685            39,758,780          38,520,732
Common stock equivalents                              672,959           281,061               566,309             325,304
                                                 ------------      ------------          ------------        ------------
Weighted average number of common and
    common equivalent shares outstanding           41,107,153        38,802,746            40,325,089          38,846,036
                                                 ============      ============          ============        ============


                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
    STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                                   Accumulated
                                          Common Stock            Additional     Accumulated          Other             Total
                                 -----------------------------      Paid-in      (Deficit)        Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------
28 WEEK PERIOD ENDED
SEPTEMBER 10, 2005
Balance at beginning of period      38,764,999    $    38,765    $   464,543     $  (266,198)     $    (3,308)       $   233,802
Net income                                                                           502,740                             502,740
Other comprehensive income                                                                              2,948              2,948
Stock options exercised              2,024,672          2,025         19,201                                              21,226
Other share based awards                 5,303              5          4,922                                               4,927
                                   -----------    -----------    -----------     -----------      -----------        -----------
Balance at end of period            40,794,974    $    40,795    $   488,666     $   236,542      $     (360)        $   765,643
                                   ===========    ===========    ===========     ===========      ===========        ===========

28 WEEK PERIOD ENDED
SEPTEMBER 11, 2004
Balance at beginning of period      38,518,905    $    38,519    $   459,579     $   (78,100)     $   (27,239)       $   392,759
Net loss                                                                            (107,048)                           (107,048)
Other comprehensive income                                                                             12,651             12,651
Stock options exercised                  3,375              3             13                                                  16
                                   -----------    -----------    -----------     -----------      -----------        -----------
Balance at end of period            38,522,280    $    38,522    $   459,592     $  (185,148)     $   (14,588)       $   298,378
                                   ===========    ===========    ===========     ===========      ===========        ===========

COMPREHENSIVE LOSS

                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                              Sept. 10, 2005      Sept. 11, 2004        Sept. 10, 2005      Sept. 11, 2004
                                            ------------------  ------------------    ------------------  -----------------
Net income (loss)                                $    591,975        $   (64,202)           $   502,740        $  (107,048)
                                                 ------------        -----------            -----------        -----------
Foreign currency translation adjustment                 6,883             18,970                  2,920             12,197
Net unrealized (loss) gain on derivatives,
     net of tax                                             -               (381)                   (57)               454
Net unrealized gain on marketable securities,
     net of tax                                            85                  -                     85                  -
                                                 ------------        ------------           -----------        -----------
Other comprehensive income                              6,968             18,589                  2,948             12,651
                                                 ------------        ------------           -----------        -----------
Total comprehensive income (loss)                $    598,943        $   (45,613)           $   505,688        $   (94,397)
                                                 ============        ===========            ===========        ===========

ACCUMULATED OTHER COMPREHENSIVE LOSS BALANCES

                                                                 Net Unrealized                                        Accumulated
                                                   Foreign           Gain on      Net Unrealized        Minimum           Other
                                                  Currency         Marketable       Gain (Loss)         Pension        Comprehensive
                                                 Translation       Securities     on Derivatives       Liability       (Loss) Income
                                               ---------------  ----------------  ---------------  ----------------  ---------------

Balance at February 26, 2005                   $         3,035    $         -       $       57       $    (6,400)      $    (3,308)
Current period change                                    2,920             85              (57)                -             2,948
                                               ---------------    -----------       -----------      -----------       -----------
Balance at September 10, 2005                  $         5,955    $        85       $        -       $    (6,400)      $      (360)
                                               ===============    ===========       ==========       ============      ===========

Balance at February 28, 2004                   $      (23,892)    $         -       $     (158)      $    (3,189)      $   (27,239)
Current period change                                  12,197                              454                 -            12,651
                                               ---------------    -----------       ----------       -----------       -----------
Balance at September 11, 2004                  $      (11,695)    $         -       $      296       $    (3,189)      $   (14,588)
                                               ===============    ===========       ==========       ============      ============

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)
                                   (Unaudited)

                                                                               September 10,
                                                                                   2005                     February 26, 2005
                                                                           --------------------           --------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $     363,365                 $      257,748
      Marketable securities                                                             276,130                              -
      Accounts receivable, net of allowance for doubtful accounts of $4,798 and $5,713 at September 10, 2005 and
         February 26, 2005, respectively                                                138,653                        145,507
      Inventories                                                                       488,480                        720,799
      Prepaid expenses and other current assets                                          80,921                         40,627
                                                                                  -------------                 --------------
         Total current assets                                                         1,347,549                      1,164,681
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                                 924,613                      1,476,574
         Property leased under capital leases                                            24,962                         39,126
                                                                                  -------------                 --------------
      Property - net                                                                    949,575                      1,515,700
      Equity investment in Metro, Inc.                                                  327,026                              -
      Other assets                                                                       46,874                        121,587
                                                                                  -------------                 --------------
Total assets                                                                      $   2,671,024                 $    2,801,968
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $         567                 $        2,278
      Current portion of obligations under capital leases                                 2,634                          8,331
      Accounts payable                                                                  236,697                        543,481
      Book overdrafts                                                                    65,801                         83,306
      Accrued salaries, wages and benefits                                              120,696                        181,173
      Accrued taxes                                                                      61,206                         51,991
      Other accruals                                                                    210,609                        207,642
                                                                                  -------------                 --------------
         Total current liabilities                                                      698,210                      1,078,202
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    246,942                        634,028
      Long-term obligations under capital leases                                         34,210                         52,184
      Long-term real estate liabilities                                                 276,641                        328,316
      Other non-current liabilities                                                     649,378                        471,382
      Minority interest in consolidated franchisees                                           -                          4,054
                                                                                  -------------                 --------------
Total liabilities                                                                     1,905,381                      2,568,166
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 40,794,974 and 38,764,999
         shares at September 10, 2005 and February 26, 2005,  respectively               40,795                         38,765
      Additional paid-in capital                                                        488,666                        464,543
      Accumulated other comprehensive loss                                                 (360)                        (3,308)
      Accumulated earnings (deficit)                                                    236,542                       (266,198)
                                                                                  -------------                 --------------
Total stockholders' equity                                                              765,643                        233,802
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,671,024                 $    2,801,968
                                                                                  =============                 ==============

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   28 Weeks Ended
                                                                                     ----------------------------------------
                                                                                                            (Restated-See Note 2)
                                                                                     Sept. 10, 2005             Sept. 11, 2004
                                                                                     --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $   502,740               $  (107,048)
   Adjustments to reconcile net (income) loss to net cash provided by operating activities:
       Asset disposition initiative                                                        84,681                       381
       Restructuring charge                                                                61,039                         -
       Depreciation and amortization                                                      117,768                   143,036
       Other non-current income taxes                                                     137,228                         -
       Deferred income tax benefit                                                              -                    (2,236)
       (Gain) loss on disposal of owned property                                          (27,427)                      849
       Impairment loss relating to Hurricane Katrina                                          670                         -
       Other property impairments                                                          11,142                     2,708
       Gain on sale of Canadian operations                                               (918,551)                        -
       Loss on derivatives                                                                 15,446                         -
       Loss on early extinguishment of debt                                                28,623                         -
       Non-cash impact of early extinguishment of debt                                        809                         -
       Other share based awards                                                             4,927                         -
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                                 (27,043)                    31,370
       Decrease (increase) in inventories                                                  27,485                   (28,818)
       Increase in prepaid expenses and other current assets                               (7,521)                  (23,568)
       Increase in other assets                                                              (298)                  (10,466)
       (Decrease) increase in accounts payable                                            (71,052)                   47,917
       Decrease in accrued salaries, wages, benefits and taxes                             (4,123)                   (1,975)
       Increase in other accruals                                                          53,117                     7,169
       Increase (decrease) in minority interest                                             1,830                      (798)
       Decrease in other non-current liabilities                                          (55,350)                   (4,767)
       Other operating activities, net                                                     (4,341)                    1,259
                                                                                      -----------               -----------
Net cash (used in) provided by operating activities                                       (68,201)                   55,013
                                                                                      ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (109,577)                 (107,357)
   Proceeds from disposal of property                                                      53,873                    10,127
   Proceeds from sale of Canadian operations                                              905,845                         -
   Payments for derivatives                                                               (15,446)                        -
   Purchases of marketable securities                                                    (306,266)                        -
   Proceeds from maturities of marketable securities                                       31,325                         -
   Proceeds from dividends from Metro, Inc.                                                 1,512                         -
                                                                                      -----------               -----------
Net cash provided by (used in) investing activities                                       561,266                   (97,230)
                                                                                      -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                           -                       109
   Principal payments on long-term borrowings and other fees                             (413,529)                      (33)
   Net proceeds from long-term real estate liabilities                                      1,618                    14,670
   Principal payments on capital leases                                                    (7,997)                   (6,392)
   Proceeds from capital leases                                                            10,000                         -
   (Decrease) increase in book overdrafts                                                 (12,570)                   10,983
   Deferred financing fees                                                                 (1,638)                     (955)
   Proceeds from exercises of stock options                                                21,226                        16
                                                                                      -----------               -----------
Net cash (used in) provided by financing activities                                      (402,890)                   18,398
   Effect of exchange rate changes on cash and cash equivalents                            15,442                     3,645
                                                                                      -----------               -----------
Net increase (decrease) in cash and cash equivalents                                      105,617                   (20,174)
Cash and cash equivalents at beginning of period                                          257,748                   297,008
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   363,365               $   276,834
                                                                                      ===========               ===========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004, and the Consolidated Balance Sheets at September 10, 2005 and February 26, 2005, are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our Company uses the equity method of accounting for our investment in Metro, Inc. as we can exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

On May 10, 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Therefore, we initiated efforts to divest our businesses in Canada and the Midwestern United States.

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business at the close of business on August 13, 2005 to Metro, Inc., a supermarket and pharmacy operator in the Provinces of Quebec and Ontario, Canada. Although the Canadian operations have been sold at September 10, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale.

The assets and liabilities relating to our operations in the Midwestern United States have not been classified as held for sale at September 10, 2005 as the criteria for such classification have not been met as of the balance sheet date.

As further discussed in Note 6 - Sale of our U.S. Distribution Operations and Warehouses, our Company currently acquires a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

Restatement of Previously Issued Financial Statements
As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 12 and 28 weeks ended September 11, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

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

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               Consolidated
                                                               A&P for the                         Consolidated
                                                             12 weeks ended                         A&P for the
                                                             Sept. 11, 2004      Corrections      12 weeks ended
                                                              As Previously       to lease        Sept. 11, 2004
                                                                Reported         accounting         AS RESTATED
                                                             -------------------------------------------------------
Sales                                                           $ 2,490,559         $         -         $ 2,490,559
Cost of merchandise sold                                         (1,795,046)                  -          (1,795,046)
                                                                -----------         -----------         -----------
Gross margin                                                        695,513                   -             695,513
Store operating, general and administrative expense                (740,021)              5,656            (734,365)
                                                                -----------         -----------         -----------
(Loss) income from operations                                       (44,508)              5,656             (38,852)
Interest expense                                                    (22,078)             (5,656)            (27,734)
Interest income                                                         768                   -                 768
Minority interest in earnings of consolidated franchisees              (342)                  -                (342)
                                                                -----------         -----------         -----------
Loss from continuing operations before
   income taxes                                                     (66,160)                  -             (66,160)
Benefit from income taxes                                             1,614                   -               1,614
                                                                -----------         -----------         -----------
   Loss from continuing operations                                  (64,546)                  -             (64,546)

Discontinued operations:
   Income from operations of discontinued
     businesses, net of tax                                             344                   -                 344
   Gain on disposal of discontinued
     operations, net of tax                                               -                   -                   -
                                                                -----------         -----------         -----------
   Income from discontinued operations                                  344                   -                 344
                                                                -----------         -----------         -----------

Net loss                                                        $   (64,202)        $         -         $   (64,202)
                                                                ===========         ===========         ===========
Net loss - basic & diluted                                      $     (1.67)        $         -         $     (1.67)
                                                                ===========         ===========         ===========

Depreciation                                                    $   (62,397)        $       207         $   (62,190)
                                                                -----------         -----------         -----------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Consolidated
                                                           A&P for the                         Consolidated
                                                         28 weeks ended                         A&P for the
                                                         Sept. 11, 2004      Corrections      28 weeks ended
                                                          As Previously       to lease        Sept. 11, 2004
                                                            Reported         accounting         AS RESTATED
                                                         ---------------     -----------      --------------
Sales                                                      $ 5,770,858       $           -      $ 5,770,858
Cost of merchandise sold                                    (4,155,349)                  -       (4,155,349)
                                                           -----------       -------------      -----------
Gross margin                                                 1,615,509                   -        1,615,509
Store operating, general and administrative expense         (1,668,637)             13,198       (1,655,439)
                                                           -----------       -------------      -----------

(Loss) income from operations                                  (53,128)             13,198          (39,930)
Interest expense                                               (48,928)            (13,198)         (62,126)
Interest income                                                  1,609                   -            1,609
Minority interest in earnings of consolidated franchisees       (1,718)                  -           (1,718)
                                                           -----------       -------------      -----------
Loss from continuing operations before
   income taxes                                               (102,165)                  -         (102,165)
Provision for income taxes                                      (3,844)                  -           (3,844)
                                                           -----------       -------------      -----------
   Loss from continuing operations                            (106,009)                  -         (106,009)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                     (1,039)                  -           (1,039)
   Loss on disposal of discontinued
     operations, net of tax                                          -                   -                -
                                                           -----------       -------------      -----------
   Loss from discontinued operations                            (1,039)                  -           (1,039)
                                                           -----------       -------------      -----------

Net loss                                                   $  (107,048)      $           -      $  (107,048)
                                                           ===========       =============      ===========
Net loss - basic & diluted                                 $     (2.78)      $           -      $     (2.78)
                                                           ===========       =============      ===========

Depreciation                                               $  (143,519)      $         483      $  (143,036)
                                                           -----------       -------------      -----------

SELECTED CONSOLIDATED STATEMENT OF CASH FLOW DATA FOR THE 28 WEEKS ENDED SEPTEMBER 11, 2004:

                                                                             As            Corrections      Consolidated
                                                                         Previously         to Lease            A&P
                                                                          Reported         Accounting       AS RESTATED
                                                                       -------------    ---------------   --------------

Property impairments                                                   $       1,679    $       1,029     $       2,708
Depreciation and amortization                                                143,519             (483)          143,036
(Increase) decrease in prepaid expenses and other current assets             (23,647)              79           (23,568)
(Increase) decrease in other assets                                          (11,857)           1,391           (10,466)
(Decrease) increase in other non-current liabilities                          (5,825)           1,058            (4,767)
Net cash provided by operating activities                                     51,939            3,074            55,013
Expenditures for property                                                    (97,442)          (9,915)         (107,357)
Net cash used in investing activities                                        (87,315)          (9,915)          (97,230)
Proceeds from long-term borrowings                                             7,365           (7,256)              109
Net proceeds from long-term real estate liabilities                                -           14,670            14,670
Principal payments on capital leases                                          (6,458)              66            (6,392)
Net cash provided by financing activities                                     10,918            7,480            18,398
Effect of exchange rate changes on cash and cash equivalents                   4,284             (639)            3,645

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

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 (the quarter ended June 17, 2006 for our Company). We have evaluated the provisions of SFAS 153 and concluded that its adoption will not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." Refer to Note 13 - Stock Based Compensation for further discussion regarding our Company's adoption of SFAS 123R.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107") to provide public companies additional guidance in applying the provisions of SFAS 123R. Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. We have adopted the provisions of SAB 107 in conjunction with the adoption of FAS 123R beginning February 27, 2005. Refer to Note 13 - Stock Based Compensation for further discussion and disclosure.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, or our fiscal year ending February 25, 2006. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. We are currently evaluating the provisions of FIN 47 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by our Company in the first quarter of fiscal 2006. Our Company is not currently contemplating an accounting change which would be impacted by SFAS 154.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.


4. DIVESTITURE OF OUR BUSINESSES IN CANADA AND THE MIDWESTERN UNITED STATES

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that focuses future effort and investment on our core operations in the Northeastern United States. Therefore, we initiated efforts to divest our businesses in Canada and the Midwestern United States.

Canadian Operations
At the close of business on August 13, 2005, our Company completed the sale of our Canadian business to Metro, Inc., a supermarket and pharmacy operator in the Provinces of Quebec and Ontario, Canada, for $1.5 billion in cash, stock and certain debt that was assumed by Metro, Inc. The stock received consisted of 18,076,645 Class A subordinate shares of Metro, Inc., representing approximately 15.83% of the outstanding shares of that class after issuance.

We use the equity method of accounting to account for our investment in Metro, Inc. as we can exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements. The value of our equity investment in Metro, Inc. based upon Metro, Inc.'s quoted market price is $535.3 million at September 10, 2005.

The following table summarizes the status and results of our Company's equity investment in Metro, Inc. from the date of ownership through September 10, 2005:

             Beginning investment at August 13, 2005         $          494,578
             Deferred portion of gain on sale of A&P Canada            (171,701)
             Dividends and distributions received                        (1,512)
             Foreign currency translation                                 5,661
                                                             ------------------
                  Equity investment in Metro, Inc.           $          327,026
                                                             ==================

In accordance with Emerging Issues Task Force ("EITF") 01-2, "Interpretations of APB Opinion No. 29," we have indefinitely deferred $171.7 million of the gain resulting from the sale of our Canadian operations that directly related to the economic interest we retained in Metro, Inc. We have not recorded any equity earnings or losses relating to our equity investment in Metro, Inc. during the 12 and 28 weeks ended September 10, 2005 as we will record these earnings or losses on about a three-month lag period commencing in our third quarter of fiscal 2005 as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock."

The difference between the carrying value of our investment of $327.0 million and the amount of our underlying equity in Metro, Inc.'s net assets of $149.4 million is $177.6 million.

As a result of the sale of our Canadian operations, our Company recorded a pretax gain of $919.1 million ($766.3 million after tax) and $918.6 million ($765.8 million after tax) in "Gain on sale of Canadian operations" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005, respectively. Although the Canadian operations have been sold at September 10, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale through our equity investment in Metro, Inc.

Midwestern United States Operations
Upon the decision to pursue selling the Midwest stores, we evaluated the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to this business. As of the balance sheet date, September 10, 2005, the criteria set forth by SFAS 144 to reclassify our Midwestern United States assets and liabilities as properties held for sale were not met as the sale of this business was not probable with transfer of these assets to the buyer within one year of the balance sheet date.

In addition, as further discussed in Note 11 - Asset Disposition Initiatives, we closed 31 of these stores at September 10, 2005. None of these stores in any combination comprised a complete asset grouping and thus, have not been disclosed as discontinued operations. However, as discussed in Note 9 - Valuation of Long-Lived Assets, we recorded impairment losses on property, plant and equipment related to property write-downs as a result of the divestiture of this portion of our Midwestern U.S. business.


5. TENDER OFFER AND REPURCHASE OF 7.75% NOTES DUE 2007 AND 9.125% SENIOR NOTES DUE 2011

In August 2005, our Company commenced a cash tender offer for all of the outstanding principal amount of our 7.75% Notes due April 15, 2007 and 9.125% Senior Notes due December 15, 2011. The tender offer expired on September 7, 2005. On September 8, 2005, our Company purchased pursuant to the tender offer $166.7 million of our $199 million 7.75% Notes due April 15, 2007 and $203.7 million of our $216.5 million 9.125% Senior Notes due December 15, 2011 using $370.4 million of the gross proceeds from the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States. Our Company also paid $28.6 million in tender premiums and other fees and expenses with our Company's gross proceeds from the sale of our Canadian operations and wrote off approximately $3.9 million of unamortized debt discount and issuance costs related to this tender offer.

In addition, due to the early extinguishment of a significant portion of the 7.75% Notes due April 15, 2007, we recognized $3.1 million of the deferred gain that resulted from the termination of three interest rate swaps we entered into during fiscal 2002 to effectively convert a portion of our 7.75% Notes due April 15, 2007 from fixed rate debt to floating rate debt. The portion of the deferred gain that was recognized related to the underlying debt instrument that was early extinguished. The remaining portion of the deferred gain will continue to be amortized as an offset to interest expense over the life of the remaining underlying debt instrument and is classified as "Long term debt" in our Consolidated Balance Sheets.

Both the tender premiums and other fees and expenses as well as the recognition of the deferred gain are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005.


6. SALE OF OUR U.S. DISTRIBUTION OPERATIONS AND WAREHOUSES

During the first quarter of fiscal 2005, our Company held discussions to sell our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. On June 27, 2005, during the second quarter of fiscal 2005, the definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, were finalized and signed. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, a sublease for our leased facility in New Orleans, Louisiana, and warranty deeds for our owned facilities in Dunmore, Pennsylvania and New Orleans, Louisiana. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the second quarter of fiscal 2005 and is expected to be completed during the third quarter of fiscal 2005.

Due to the scope of C&S Wholesale Grocers, Inc.'s distribution network, our owned warehouses in Edison, New Jersey and the Bronx, New York will not be sold as part of the transaction and have been closed. As a result of this decision, we recorded a charge of $18.9 million ($1.2 million in "Cost of merchandise sold" and $17.7 million in "Store, operating, general and administrative expense" in our Consolidated Statement of Operations) and $66.9 million ($2.2 million in "Cost of merchandise sold" and $64.7 million in "Store, operating, general and administrative expense" in our Consolidated Statement of Operations) relating to the closing of these facilities during the 12 and 28 weeks ended September 10, 2005, respectively.

These costs are detailed as follows:

                                                                    12 weeks ended                 28 weeks ended
                                                                  September 10, 2005             September 10, 2005
                                                                  ------------------             ------------------
                  BALANCE SHEET ACCRUALS
                  Occupancy related                               $            3,400             $            3,400
                  Severance and benefits                                       6,410                         46,827
                                                                  ------------------             ------------------
                      Total accrued to Balance Sheet                           9,810                         50,227
                                                                  ------------------             ------------------
                  NON-ACCRUABLE ITEMS RECORDED ON
                      STATEMENTS OF OPERATIONS
                  Property writeoffs                                           2,760                          8,571
                  Inventory markdowns                                          1,211                          2,241
                  Non-accruable closing costs                                  5,159                          5,860
                                                                  ------------------             ------------------
                      Total non-accruable items                                9,130                         16,672
                                                                  ------------------             ------------------
                  TOTAL AMOUNT RECORDED ON STATEMENTS
                      OF OPERATIONS                               $           18,940                         66,899
                                                                  ------------------             ------------------
                      Less non-accruable closing costs                                                      (5,860)
                                                                                                 ------------------
                  TOTAL AMOUNT RECORDED ON STATEMENT OF
                    CASH FLOWS                                                                   $           61,039
                                                                                                 ==================

We have been pursuing the sale of our Midwest warehouses separately as part of the divestiture of our Midwestern U.S. business.

The following table summarizes the activity to date related to the charges recorded for the closing of these facilities. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include inventory markdowns and non-accruable closing costs since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                     Severance
                                                        and
                                       Occupancy      Benefits         Total
                                    ------------   -----------     ------------

     Original charge (1)            $         -    $    40,417     $    40,417
       Additions (2)                      3,400          6,410           9,810
       Utilization (3)                        -        (40,884)        (40,884)
                                    -----------    -------------   ------------
     Balance at
        Sept. 10, 2005              $     3,400    $     5,943     $     9,343
                                    ===========    ===========     ===========

(1) The original charge to severance and benefits during the first quarter of fiscal 2005 of $40.4 million related to (i.) individual severings as well as retention and productivity incentives that were accrued as earned of $7.6 million and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $32.8 million.
(2) The additions to occupancy during the second quarter of fiscal 2005 related to future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to severance and benefits during the second quarter of fiscal 2005 represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.
(3) Severance and benefits utilization of $40.9 million for 28 weeks ended September 10, 2005, represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

As of September 10, 2005, approximately $3.1 million of the liability was included in "Accrued salaries, wages and benefits" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $9.3 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the warehouses and adjustments to the reserve balance may be recorded in the future, if necessary.


7. HURRICANE KATRINA AND IMPACT ON U.S. BUSINESS

In August 2005, Hurricane Katrina had a major effect on certain portions of the Gulf Coast region and resulted in the closure of our 28 stores and warehouse facilities. As of September 10, 2005, 9 of these stores were open and operating. We are currently working to re-open additional stores and expect to re-open most of the remaining stores that are closed or damaged.

We maintain insurance coverage for this type of loss which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. As of the balance sheet date, September 10, 2005, we were able to determine that we incurred impairment losses of $0.7 million for property, plant & equipment that was damaged during the hurricane. This amount has been included in "Impairment loss relating to Hurricane Katrina" in our Consolidated Statement of Cash Flows for the 28 weeks ended September
10, 2005.

Our Company is currently assessing the remaining extent of our losses in the Gulf Coast region and we expect to recover the losses caused by Hurricane Katrina in excess of our estimated insurance deductible of approximately $5.0 million, which was recorded in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005.


8. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Our Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than ninety days are considered marketable securities. Our cash equivalents and marketable securities are principally comprised of money market funds, commercial paper, corporate bonds, securities of the U.S. government and its agencies, and auction rate securities. Our Company's investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. The Company records other than temporary declines in fair value to earnings as realized losses.

The following is a summary of cash and cash equivalents and marketable securities as of September 10, 2005 and February 26, 2005:

                                                                                At September 10, 2005
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------

CLASSIFIED AS:
Cash                                                          $   107,467    $         -    $          -    $   107,467
Cash equivalents:
     Money market funds                                           116,025              -               -        116,025
     Commercial paper                                             139,887              1             (15)       139,873
                                                              -----------    -----------     ------------   -----------
Total cash equivalents                                            255,912              1             (15)       255,898
                                                              -----------    -----------     ------------   -----------
Marketable securities:
     Corporate bonds                                               39,731             52             (31)        39,752
     Securities of the U.S. government and its agencies            45,020             71               -         45,091
     Auction rate securities                                      191,280              7               -        191,287
                                                              -----------    -----------     -----------    -----------
Total marketable securities                                       276,031            130             (31)       276,130
                                                              -----------    -----------     ------------   -----------
Total cash, cash equivalents and marketable securities        $   639,410    $       131     $       (46)   $   639,495
                                                              ===========    ===========     ============   ===========

SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                 $   459,108                                   $   459,085
                                                              ===========                                   ===========
     Maturing greater than one year                           $    72,835                                   $    72,943
                                                              ===========                                   ===========


                                                                                At February 26, 2005
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------

CLASSIFIED AS:
Cash                                                          $   153,791    $         -     $         -    $   153,791
Cash equivalents:
     Money market funds                                            78,983              -               -         78,983
     Commercial paper                                              24,974              -               -         24,974
                                                              -----------    -----------     -----------    -----------
Total cash equivalents                                            103,957              -               -        103,957
                                                              -----------    -----------     -----------    -----------
Total cash and cash equivalents                               $   257,748    $         -     $         -    $   257,748
                                                              ===========    ===========     ===========    ===========

SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                 $   103,957                                   $   103,957
                                                              ===========                                   ===========
     Maturing greater than one year                           $         -                                   $         -
                                                              ===========                                   ===========

The gross unrealized losses related to our investments at September 10, 2005 were primarily due to changes in interest rates and are considered temporary in nature. We review our investments for indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

There were no gross realized gains or losses on sales of investments for the 12 and 28 weeks ended September 10, 2005.

9. VALUATION OF LONG-LIVED ASSETS

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

During the 12 and 28 weeks ended September 10, 2005 and September 11, 2004, we recorded impairment losses on long-lived assets as follows:

                                                               12 weeks ended Sept. 10, 2005   12 weeks ended Sept. 11, 2004
                                                             --------------------------------  -----------------------------
                                                                  U.S.     Canada      Total     U.S.      Canada     Total
                                                              ---------  ---------  ---------  --------  ----------  -------
Impairments due to closure or conversion in the
   normal course of business                                  $   1,024  $       -  $   1,024  $  1,679  $        -  $  1,679
Impairments due to unrecoverable assets                           9,612          -      9,612         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              6,735          -      6,735         -           -         -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  2,779          -      2,779         -           -         -
                                                              ---------  ---------- ---------  --------  ----------  --------
Total impairments                                             $  20,150  $       -  $  20,150  $  1,679  $        -  $  1,679
                                                              =========  ========== =========  ========  ==========  ========

                                                               28 weeks ended Sept. 10, 2005   28 weeks ended Sept. 11, 2004
                                                             --------------------------------  -----------------------------
                                                                  U.S.     Canada      Total     U.S.      Canada     Total
                                                              ---------  ---------  ---------  --------  ----------  -------
Impairments due to closure or conversion in the
   normal course of business                                  $   1,024  $     506  $   1,530  $  1,679  $        -  $  1,679
Impairments due to unrecoverable assets                           9,612          -      9,612         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              6,861          -      6,861         -           -         -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  8,590          -      8,590         -           -         -
                                                              ---------  ---------- ---------  --------  ----------  --------
Total impairments                                             $  26,087  $     506  $  26,593  $  1,679  $        -  $  1,679
                                                              =========  =========  =========  ========  ==========  ========


(1) Refer to Note 11 - Asset Disposition Initiatives
(2) Refer to Note 6 - Sale of our U.S. Distribution Operations and Warehouses

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 10, 2005, we recorded impairment losses on property, plant and equipment of $1.0 million and $1.5 million, respectively, related to stores that were or will be closed in the normal course of business as compared to $0.8 million in impairment losses on property, plant and equipment related to stores that were or will be closed in the normal course of business during both the 12 and 28 weeks ended September 11, 2004.

Our impairment reviews may also be triggered by appraisals of or offers for our long-lived assets we receive in the normal course of business. During the 12 and 28 weeks ended September 11, 2004, we recorded an impairment loss of $0.9 million in the U.S. related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. There were no such amounts recorded during the 12 and 28 weeks ended September 10, 2005.

These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
Through the second quarter of fiscal 2005, we experienced operating losses for two of the past three years for one of our United States' asset groups, located in Long Island, New York, which we believe was a triggering event under SFAS 144 for potential impairment of the asset group's long-lived assets. Thus, we reviewed the carrying value of this asset group for potential impairment, and based upon internal analysis, we estimated the asset group's future cash flows from its long-lived assets, which primarily consisted of equipment and leasehold improvements. As this asset group's carrying value was not recoverable from its future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for the asset group's long-lived assets of $9.6 million as a component of operating loss in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005. There were no such amounts recorded during the 12 and 28 weeks ended September 11, 2004.

Impairments related to the divestiture of the Midwestern U.S. business
During the 12 and 28 weeks ended September 10, 2005, we recorded impairment losses on property, plant and equipment of $6.7 million and $6.9 million, respectively, related to property write-downs as a result of the divestiture of a portion of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005. There were no such amounts recorded during the 12 and 28 weeks ended September 11, 2004.

Impairments related to the sale of U.S. distribution operations and warehouses During the 12 and 28 weeks ended September 10, 2005, we recorded impairment losses on property, plant and equipment of $2.8 million and $8.6 million, respectively, related to property write-downs as a result of our decision to sell our U.S. distribution operations and warehouses to C&S Wholesale Grocers as discussed in Note 6 - Sale of Our U.S. Distribution Operations and Warehouses. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005. There were no such amounts recorded during the 12 and 28 weeks ended September 11, 2004.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.


10.  DISCONTINUED OPERATIONS

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

We have accounted for all of these separate business components as discontinued operations in accordance with SFAS 144. In determining whether a group of stores qualifies as discontinued operations treatment, we include only those stores for which (i.) the operations and cash flows will be eliminated from our ongoing operations as a result of the disposal and (ii.) we will not have any significant continuing involvement in the operations of the stores after the disposal. In making this determination, we consider the geographic location of the stores. If stores to be disposed of are replaced by other stores in the same geographic district, we would not include the stores as discontinued operations.

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "(Loss) income from operations of discontinued businesses, net of tax" for the 12 and 28 weeks ending September 10, 2005 and September 11, 2004.

                                                      12 Weeks Ended September 10, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (10)            (245)              (41)            (296)
                                    -------------    -------------     -------------    -------------
Loss from operations of
   discontinued businesses, before
   tax                                        (10)            (245)              (41)            (296)
Tax provision                                   -                -                 -                -
                                    -------------    -------------     -------------    -------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (10)   $        (245)    $         (41)   $        (296)
                                    =============    =============     =============    =============

Disposal related costs included
in operating expenses above:
Non-accruable closing costs         $         (10)   $         (93)    $         (41)   $        (144)
Interest accretion on present
   value of future occupancy costs              -             (152)                -             (152)
                                    -------------    -------------     -------------    -------------
Total disposal related costs        $         (10)   $        (245)    $         (41)   $        (296)
                                    -------------    -------------     -------------    -------------

                                                      12 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            699             (352)               (3)             344
                                    -------------    -------------     -------------    -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        699             (352)               (3)             344
Tax provision                                   -                -                 -                -
                                    -------------    -------------     -------------    -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         699    $        (352)    $          (3)   $         344
                                    =============    =============     =============    =============

Disposal related costs included
 in operating expenses above:
Non-accruable closing costs         $         702    $        (192)    $          (3)   $         507
Interest accretion on present
 value of future occupancy costs               (3)            (160)                -             (163)
                                    -------------    -------------     -------------    -------------
Total disposal related costs        $         699    $        (352)    $          (3)   $         344
                                    -------------    -------------     -------------    -------------

                                                      28 Weeks Ended September 10, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (37)            (376)              (51)            (464)
                                    -------------    -------------     -------------    -------------
Loss from operations of
   discontinued businesses, before
   tax                                        (37)            (376)              (51)            (464)
Tax provision                                   -                -                 -                -
                                    -------------    -------------     -------------    -------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (37)   $        (376)    $         (51)   $        (464)
                                    ===============  ================  ===============  ================

Disposal related costs included
  in operating expenses above:
Non-accruable closing costs         $         (37)   $         (18)    $         (51)   $        (106)
Interest accretion on present
  value of future occupancy costs               -             (358)                -             (358)
                                    -------------    -------------     -------------    -------------
Total disposal related costs        $         (37)   $        (376)    $         (51)   $        (464)
                                    -------------    -------------     -------------    -------------

                                                      28 Weeks ended September 11, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's            Coffee            Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            328             (774)             (593)          (1,039)
                                    -------------    -------------     -------------    -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        328             (774)             (593)          (1,039)
Tax provision                                   -                -                 -                -
                                    -------------    -------------     -------------    -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         328    $        (774)    $        (593)   $      (1,039)
                                    =============    =============     =============    =============

Disposal related costs included
  in operating expenses above:
Severance and benefits              $       (326)    $           -     $           -    $        (326)
Non-accruable closing costs                  660              (390)             (593)            (323)
Interest accretion on present
  value of future occupancy costs             (6)             (384)                -             (390)
                                    ------------     -------------     -------------    -------------
Total disposal related costs        $        328     $        (774)    $        (593)   $      (1,039)
                                    ------------     -------------     -------------    -------------


NORTHERN NEW ENGLAND
As previously stated, as part of our strategic plan, we decided, in February 2003, to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. At September 10, 2005, we have closed all locations in the northern New England market.

During the 12 and 28 weeks ended September 10, 2005, we incurred additional costs to wind down our operations in this region subsequent to the sale of these stores of $0.01 million and $0.04 million, respectively, primarily related to non-accruable closing costs. During the 12 and 28 weeks ended September 11, 2004, we recorded gains of $0.7 million and $0.3 million, respectively, primarily due to favorable results of winding down this business. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004.

The following table summarizes the reserve activity related to the exit of the northern New England market since the charge was recorded:

                                                          Severance
                                                             and
                                           Occupancy       Benefits              Total
                                        -------------   -------------      ---------------
     Fiscal 2003 charge (1)             $      3,993    $       2,670      $        6,663
                                        ------------    -------------      --------------
     Additions (2)                                 6                -                   6
     Utilization (3)                          (3,547)          (2,612)             (6,159)
                                        ------------    -------------      --------------
     Balance at
        February 28, 2004               $        452    $          58      $          510
     Additions (2)                                 8              326                 334
     Utilization (3)                            (460)            (384)               (844)
                                        ------------    -------------      --------------
     Balance at
        February 26, 2005               $          -    $           -      $            -
     Additions (2)                                 -                -                   -
     Utilization (3)                               -                -                   -
                                        ------------    -------------      --------------
     Balance at
        Sept. 10, 2005                  $          -    $           -      $            -
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

As of September 10, 2005, we paid approximately $3.0 million in severance and benefit costs, which resulted from the termination of approximately 300 employees.

KOHL'S MARKET
As previously stated, as part of our strategic plan we decided to exit the Madison and Milwaukee, Wisconsin markets, which comprised our Kohl's banner.

During the 12 and 28 weeks ended September 10, 2005, we recorded costs of $0.3 million and $0.4 million primarily due to the costs of winding down this business. During the 12 and 28 weeks ended September 11, 2004, we recorded costs of $0.4 million and $0.8 million primarily due to the costs of winding down this business. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 28 weeks ended September 10, 2005:

                                                          Severance
                                                             and               Fixed
                                           Occupancy       Benefits            Assets            Total
                                        -------------   -------------    ---------------  ----------------
     Fiscal 2003 charge (1)             $     25,487    $      13,062    $      18,968      $     57,517
     Additions (2)                               352                -                -               352
     Utilization (3)                          (5,342)          (8,228)         (18,968)          (32,538)
     Adjustments (4)                          (1,458)               -                -            (1,458)
                                        ------------    -------------    -------------      ------------
       Balance at February 28, 2004           19,039            4,834                -            23,873
     Additions (2)                               688               52              602             1,342
     Utilization (3)                          (1,918)          (2,201)            (602)           (4,721)
     Adjustments (4)                            (354)               -                -              (354)
                                        ------------    -------------    -------------      ------------
       Balance at February 26, 2005     $     17,455    $       2,685    $           -      $     20,140
     Additions (2)                               331               27                -               358
     Utilization (3)                          (1,534)          (1,086)               -            (2,620)
                                        ------------    -------------    -------------      -------------
       Balance at Sept. 10, 2005        $     16,252    $       1,626    $           -      $     17,878
                                        ============    =============    =============      ============

(1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal 2003 charge to property of $18.9 million represents the impairment losses at certain Kohl's locations.
(2) The fiscal 2003, fiscal 2004 and the year to date second quarter of fiscal 2005 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.
(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases.

We paid $8.8 million of the total occupancy charges from the time of the original charge through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $11.5 million of the total original severance and benefits charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 2,000 employees. The remaining occupancy liability of $16.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020. The remaining severance liability of $1.6 million relates to future obligations for early withdrawal from multi-employer union pension plans which will be paid by mid-2006.

At September 10, 2005 and February 26, 2005, $5.8 million and $5.9 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $12.1 million and $14.2 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $17.9 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

EIGHT O'CLOCK COFFEE
During fiscal 2003, we completed the sale of our Eight O'Clock Coffee business, generating gross proceeds of $107.5 million and a net gain after transaction related costs of $85.0 million ($49.3 million after tax). The sale of the coffee business also included a contingent note for up to $20.0 million, the value and payment of which is based upon certain elements of the future performance of the Eight O'Clock Coffee business and therefore is not included in the gain.

During the 12 and 28 weeks ended September 10, 2005, we incurred costs of $0.04 million and $0.05 million to wind down our operations in this business subsequent to the sale. Similarly, we incurred costs of nil and $0.6 million during the 12 and 28 weeks ended September 11, 2004, related to winding down this business subsequent to the sale. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004.

OTHER
Although the Canadian operations have been sold as of September 10, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale.


11.  ASSET DISPOSITION INITIATIVES

OVERVIEW
In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). In addition, during the first and second quarters of fiscal 2005, we initiated efforts to divest our businesses in the Midwestern United States and closed 31 of those stores (Divestiture of the Midwestern U.S. Business).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                      12 Weeks Ended September 10, 2005
                             -----------------------------------------------------------------------------------
                              Project           2001               Farmer          Divestiture
                               Great            Asset               Jack           of Midwest
                              Renewal        Disposition        Restructuring       Operations          Total
                             -----------     -----------      ---------------      -------------     -----------
BALANCE SHEET ACCRUALS
Vacancy                       $ (2,570)     $         -         $  3,360             $ 56,752         $ 57,542
                              --------         --------         --------             --------         --------
PV interest                        375              519              143                  136            1,173
Severance                            -                -                -                  782              782
Total accrued to              --------         --------         --------             --------         --------
  balance sheets                (2,195)             519            3,503               57,670           59,497
                              --------         --------         --------             --------         --------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                   -                -                -                6,735            6,735
Inventory markdowns                  -                -                -                  544              544
Loss on sale of property             -                -                -                3,215            3,215
Gain on sale of pharmacy
  scripts                            -                -                -                    -                -
Closing costs                        -                -                -                2,525            2,525
                              --------         --------         --------             --------         --------
Total non-accruable items            -                -                -               13,019           13,019
    Less PV interest              (375)            (519)            (143)                (136)          (1,173)
                              --------         --------         --------             --------         --------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING
  PV INTEREST                   (2,570)               -            3,360               70,553           71,343
                              ========         ========         ========             ========         ========

                                            12 Weeks Ended September 11, 2004
                                 --------------------------------------------------------------
                                  Project           2001              Farmer
                                   Great            Asset              Jack
                                  Renewal        Disposition       Restructuring          Total
                                 ---------       -----------       -------------        -------
BALANCE SHEET ACCRUALS
PV interest                       $   446           $   568           $   158           $ 1,172
Total accrued to                  -------           -------           -------           -------
  balance sheets                      446               568               158             1,172
                                  -------           -------           -------           -------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                      -                 -                 -                 -
Inventory markdowns                     -                 -                 -                 -
Closing costs                           -                 -                 9                 9
                                  -------           -------           -------           -------
Total non-accruable items               -                 -                 9                 9
                                  -------           -------           -------           -------
    Less PV interest                 (446)             (568)             (158)           (1,172)
                                  -------           -------           -------           -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF OPERATIONS
 EXCLUDING  PV INTEREST                 -                 -                 9                 9
                                  =======           =======           =======           =======

                                                       28 Weeks Ended September 10, 2005
                                 ------------------------------------------------------------------------------------
                                  Project             2001               Farmer        Divestiture
                                   Great              Asset               Jack          of Midwest
                                  Renewal          Disposition        Restructuring     Operations            Total
                                 -----------       -----------      ---------------    -------------       -----------
BALANCE SHEET ACCRUALS
Vacancy                             $ (2,570)    $         -          $  3,360           $ 71,518            $ 72,308
PV interest                              900           1,232               337                136               2,605
Severance                                  -               -                 -              2,119               2,119
Total accrued to                    --------        --------          --------           --------            --------
  balance sheets                      (1,670)          1,232             3,697             73,773              77,032
                                    --------        --------          --------           --------            --------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                         -               -                 -              6,861               6,861
Inventory markdowns                        -               -                 -              1,130               1,130
Loss on sale of property                   -               -                 -              2,263               2,263
Gain on sale of pharmacy
  scripts                                  -               -                 -               (870)               (870)
Closing costs                              -               -                 -              2,957               2,957
                                    --------        --------          --------           --------            --------
Total non-accruable items                  -               -                 -             12,341              12,341
                                    --------        --------          --------           --------            --------
    Less PV interest                    (900)         (1,232)             (337)              (136)             (2,605)
                                    --------        --------          --------           --------            --------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF OPERATIONS
  EXCLUDING PV INTEREST               (2,570)              -             3,360             85,978              86,768
                                    --------        --------          --------           --------            --------
    Less Gain on sale of
      pharmacy scripts                     -               -                 -                870                 870
    Less closing costs                     -               -                 -             (2,957)             (2,957)
                                    --------        --------          --------           --------            --------
TOTAL AMOUNT RECORDED ON
  STATEMENTS OF CASH FLOWS            (2,570)              -             3,360             83,891              84,681
                                    ========        ========          ========           ========            ========

                                                       28 Weeks Ended September 11, 2004
                                         -----------------------------------------------------------------
                                         Project             2001                 Farmer
                                          Great              Asset                 Jack
                                         Renewal          Disposition          Restructuring       Total
                                         -------          -----------          -------------     --------
BALANCE SHEET ACCRUALS
PV interest                              $ 1,076            $ 1,349               $   380         $ 2,805
Total accrued to                         -------            -------               -------         -------
  balance sheets                           1,076              1,349                   380           2,805
                                         -------            -------               -------         -------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                             -                  -                    90              90
Inventory markdowns                            -                  -                   291             291
Closing costs                                  -                  -                   689             689
                                         -------            -------               -------         -------
Total non-accruable items                      -                  -                 1,070           1,070
                                         -------            -------               -------         -------
    Less PV interest                      (1,076)            (1,349)                 (380)         (2,805)
                                         -------            -------               -------         -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING
  PV INTEREST                                  -                  -                 1,070           1,070
                                         -------            -------               -------         -------
    Less closing costs                         -                  -                  (689)           (689)
                                         -------            -------               -------         -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  CASH FLOWS                                   -                  -                   381             381
                                         =======            =======               =======         =======


PROJECT GREAT RENEWAL
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of September 10, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,902         20      1,922          -          -          -      1,902         20      1,922
     Utilization (2)       (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
     Balance at
       February 26, 2005 $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
     Addition (1)             893          7        900          -          -          -        893          7        900
     Utilization (2)       (3,280)      (167)    (3,447)      (152)         -       (152)    (3,432)      (167)    (3,599)
     Adjustments (3)       (2,570)       (90)    (2,660)         -          -          -     (2,570)       (90)    (2,660)
                         ---------  ---------  ---------  --------   --------   --------  ---------  ---------- ---------
     Balance at
       Sept. 10, 2005    $ 23,007   $      -   $ 23,007   $  1,508   $      -   $  1,508  $  24,515  $       -  $  24,515
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $0.9 million during the 28 weeks ended September 10, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $3.5 million during the 28 weeks ended September 10, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.2 million during the 28 weeks ended September 10, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements. During the 28 weeks ended September 10, 2005, we recorded an additional reduction of $2.6 million in occupancy accruals due to subleasing additional closed stores. As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at September 10, 2005.

We paid $101.8 million of the total occupancy charges from the time of the original charges through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.1 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $23.0 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.5 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first or second quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At September 10, 2005 and February 26, 2005, approximately $5.7 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 10, 2005 of $24.5 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of September 10, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           2,449          -      2,449          -          -          -      2,449          -      2,449
     Utilization (2)       (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 26, 2005 $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
     Addition (1)           1,232          -      1,232          -          -          -      1,232          -      1,232
     Utilization (2)       (2,593)         -     (2,593)       (52)         -        (52)    (2,645)         -     (2,645)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 10, 2005    $ 30,538   $      -   $ 30,538   $     62   $      -   $     62  $  30,600  $       -  $  30,600
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $1.2 million during the 28 weeks ended September 10, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $2.6 million during the 28 weeks ended September 10, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 28 weeks ended September 10, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

We paid $41.8 million ($38.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $30.5 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At September 10, 2005 and February 26, 2005, approximately $7.2 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first or second quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of September 10, 2005 of $30.6 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING
In the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. As of September 10, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative.

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

                                                          Severance
                                                             and
                                         Occupancy         Benefits           Total
                                        ------------    ------------       ----------

     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                687                -             687
     Utilization (2)                          (4,747)          (4,813)         (9,560)
                                        ------------    -------------      ----------
     Balance at
       February 26, 2005                $     15,902    $           6      $   15,908
     Addition (1)                                337                -             337
     Utilization (2)                          (1,504)              (6)         (1,510)
     Adjustment (3)                            3,360                -           3,360
                                        ------------    -------------      ----------
     Balance at
        Sept. 10, 2005                  $     18,095    $           -      $   18,095
                                        ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million, $4.7 million and $1.5 million during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005, respectively, represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the 28 weeks ended September 10, 2005, we recorded an increase of $3.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases and obtain sublease rental income related to such leases.

We paid $7.3 million of the total occupancy charges from the time of the original charge through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $18.1 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. The severance liability has been fully utilized as of September 10, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:

                                                12 Weeks Ended                          28 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                       September 10,       September 11,     September 10,         September 11,
                                           2005                2004              2005                 2004
                                      ---------------     ---------------    ----------------    ---------------

     Sales                            $            -      $            -     $             -     $        2,433
                                      ==============      ==============     ===============     ==============

     Loss from operations             $            -      $            -     $             -     $          (43)
                                      ==============      ==============     ===============     ==============

At September 10, 2005 and February 26, 2005, approximately $1.6 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $18.1 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

DIVESTITURE OF THE MIDWESTERN U.S. BUSINESS

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to divest our businesses in the Midwestern United States. Although this planned divestiture includes the closing of a total of 35 stores, we have closed 31 of these stores as of September 10, 2005.

During the 12 and 28 weeks ended September 10, 2005, we recorded charges of $70.6 million and $86.0 million, respectively, related to these closures ($0.5 million and $1.1 million in "Cost of merchandise sold," respectively, and $70.1 million and $84.9 million, respectively, in "Store operating, general and administrative expense" in our Consolidated Statement of Operations), excluding PV interest. Included in property writeoffs for the 12 and 28 weeks ended September 10, 2005, is an impairment loss on property, plant and equipment of $2.7 million related to the additional closure of four stores that will close in the third quarter of fiscal 2005.

                                                                           12 Weeks Ended            28 Weeks Ended
                                                                         September 10, 2005        September 10, 2005
                                                                         ------------------        ------------------
                           Occupancy related                              $       56,752            $        71,518
                           Severance and benefits                                    782                      2,119
                           Property writeoffs                                      6,735                      6,861
                           Loss on the sale of fixed assets                        3,215                      2,263
                           Sale of pharmacy scripts                                    -                       (870)
                           Inventory markdowns                                       544                      1,130
                           Nonaccruable closing costs                              2,525                      2,957
                                                                          --------------            ---------------

                               Total charges                              $       70,553            $        85,978
                                                                          ==============            ===============

The following table summarizes the activity to date related to the charges recorded for this divestiture. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                          Severance
                                                             and
                                         Occupancy         Benefits             Total
                                        -----------     ------------       ------------

     Original charge (1)                $     14,766    $       1,337      $   16,103
       Additions (2)                          56,888              782          57,670
       Utilization (3)                        (2,710)          (1,142)         (3,852)
                                        ------------    -------------      ----------
     Balance at
        Sept. 10, 2005                  $     68,944    $         977      $   69,921
                                        ============    =============      ==========

(1) The original charge to occupancy during the first quarter of fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter of fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.
(2) The additions to occupancy during the 28 weeks ended September 10, 2005 represents charges related to the closures of an additional 23 stores in the amount of $56.8 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.1 million. The additional charge to severance during the 28 weeks ended September 10, 2005 of $0.8 million related to individual severings as a result of these store closures.
(3) Occupancy utilization of $2.7 million for 28 weeks ended September 10, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $1.1 million for the 28 weeks ended September 10, 2005 represents payments made to terminated employees during the period.

We paid $2.7 million of the total occupancy charges from the time of the original charge through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $1.1 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $68.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. The remaining severance liability of $1.0 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004 are the sales and operating results of the 31 stores that were closed as part of this divestiture. The results of these operations are as follows:

                                                12 Weeks Ended                          28 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                       September 10,       September 11,     September 10,         September 11,
                                           2005                2004                2005                2004
                                      ---------------     ---------------    ----------------    ---------------

     Sales                            $       10,462      $       71,924     $        85,906     $      157,608
                                      ==============      ==============     ===============     ==============

     Loss from operations             $      (10,520)     $       (7,843)    $       (18,755)    $      (18,337)
                                      ==============      ==============     ===============     ==============

At September 10, 2005, approximately $15.5 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $69.9 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


12.  RETIREMENT PLANS AND BENEFITS

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

                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                September 10, 2005             September 11, 2004
                                                              ----------------------        -----------------------
                                                                 U.S.        Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------

Service cost                                                  $   1,384    $   1,537         $    836     $   1,976
Interest cost                                                     2,744        2,190            1,963         2,955
Expected return on plan assets                                   (3,098)      (2,812)          (2,282)       (3,823)
Amortization of unrecognized net transition asset                     -            -               (3)            -
Amortization of unrecognized net prior service (gain) cost          (67)          96               22           109
Amortization of unrecognized net loss (gain)                         13          302              (30)          433
Administrative expenses and other                                     -           46            2,825            63
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $     976    $   1,359         $  3,331     $   1,713
                                                              =========    =========         ========     =========


                                                                             For the 28 Weeks Ended
                                                              -----------------------------------------------------
                                                                September 10, 2005             September 11, 2004
                                                              ----------------------        -----------------------
                                                                 U.S.        Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------

Service cost                                                  $   3,230    $   4,576         $  1,951     $   4,549
Interest cost                                                     6,401        6,519            4,580         6,803
Expected return on plan assets                                   (7,228)      (8,369)          (5,325)       (8,802)
Amortization of unrecognized net transition asset                     -            -               (7)            -
Amortization of unrecognized net prior service (gain) cost         (158)         286               51           252
Amortization of unrecognized net loss (gain)                         31          900              (70)          998
Administrative expenses and other                                     -          138            2,825           144
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   2,276    $   4,050         $  4,005     $   3,944
                                                              =========    =========         ========     =========


CONTRIBUTIONS
We previously disclosed in our consolidated financial statements for the year ended February 26, 2005, that we expected to contribute $5.8 million in cash to our defined benefit plans in fiscal 2005. As of September 10, 2005, we contributed approximately $2.2 million to our defined benefit plans. We plan to contribute approximately $3.6 million to our plans in the remainder of fiscal 2005.

POSTRETIREMENT BENEFITS
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for both the U.S. and Canadian postretirement benefits. The components of net postretirement benefits (income) cost are as follows:

                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                September 10, 2005             September 11, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------

Service cost                                                  $      78    $      25         $     66     $      57
Interest cost                                                       276           91              268           151
Amortization of (gain) loss                                         (64)          40             (110)           81
Prior service gain                                                 (311)         (50)            (311)         (121)
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits (income) cost                $     (21)   $     106         $    (87)    $     168
                                                              ==========   =========         =========    =========


                                                                             For the 28 Weeks Ended
                                                              -----------------------------------------------------
                                                                September 10, 2005             September 11, 2004
                                                              ----------------------         ----------------------
                                                                 U.S.        Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------

Service cost                                                  $     182    $      75         $    154     $     129
Interest cost                                                       646          270              659           348
Amortization of (gain) loss                                        (150)         118             (194)          186
Prior service gain                                                 (725)        (148)            (725)         (277)
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits (income) cost                $     (47)   $     315         $   (106)    $     386
                                                              ==========   =========         =========    =========


13.  STOCK BASED COMPENSATION

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

                                                                       Quarter Ended                                Year Ended
                                            -------------------------------------------------------------------    -------------
                                            June 19, 2004     Sept. 11, 2004    Dec. 4, 2004    Feb. 26, 2005      Feb. 26, 2005
                                            -------------     --------------    ------------    -------------      -------------

     Net loss, as reported                  $   (42,846)      $   (64,202)      $  (75,343)      $    (5,707)      $  (188,098)
     Add:  Share-based compensation
       expense included in net loss under
       APB 25, net of tax                             -                 -                -             1,617             1,617
     Deduct:  Net impact of SFAS 123R,
       net of tax                                (1,287)             (858)            (836)           (1,199)           (4,180)
                                            -----------       -----------       ----------       -----------       -----------
     Pro-forma net loss                     $   (44,133)      $   (65,060)      $  (76,179)      $    (5,289)      $  (190,661)
                                            ===========       ===========       ==========       ===========       ===========

     Net loss per common share:
       Basic & diluted, as reported         $      (1.11)     $      (1.67)            $(1.96)           $(0.15)          $(4.88)
       Basic & diluted, pro-forma           $      (1.15)     $      (1.69)            $(1.98)           $(0.14)          $(4.94)


During the 12 and 28 weeks ended September 10, 2005, compensation expense related to share-based incentive plans was $2.7 million and $4.9 million, after tax, compared to nil during the 12 and 28 weeks ended September 11, 2004. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 10, 2005 was $0.5 and $1.4 million, respectively, related to expensing of stock options, $1.0 million and $2.2 million, respectively, relating to expensing of restricted stock, $1.1 million relating to the immediate vesting of certain stock options during the second quarter ended September 10, 2005, $0.08 million and $0.2 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. There was no effect on the Consolidated Statement of Cash Flows from the adoption of FAS 123R as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 28 weeks ended September 10, 2005.

At September 10, 2005, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 activity is reported below.

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

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123 is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the 12 and 28 weeks ended September 10, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place during the 12 and 28 weeks ended September 11, 2004:

                                                                         12 weeks ended       28 weeks ended
                                                                         Sept. 11, 2004       Sept. 11, 2004
                                                                         --------------       --------------

                  Expected life                                              7 years              7 years
                  Volatility                                                   53%                  53%
                  Risk-free interest rate range                           3.82% - 4.37%        3.20% - 4.41%

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

     Stock options
     The following is a summary of the stock option activity during the 28 weeks ended September 10, 2005:

                                                                                               Weighted
                                                                              Weighted          Average
                                                                               Average         Remaining         Aggregate
                                                                              Exercise        Contractual        Intrinsic
                                                             Shares             Price        Term (years)          Value
                                                          -------------    -------------     ------------     -------------
         Outstanding at February 26, 2005                     4,464,134    $    14.53
             Granted                                                  -          -
             Canceled or expired                               (353,109)        20.43
             Exercised                                       (2,024,672)        10.46
                                                          -------------    ----------
         Outstanding at Sept. 10, 2005                        2,086,353    $    17.49                  5.5    $    20,932
                                                          =============    ==========        =============    ===========

         Exercisable at:
             Sept. 10, 2005                                   1,471,547    $    21.53                  4.7    $     8,812
                                                                                             =============    ===========
         Nonvested at:
             Sept. 10, 2005                                     614,806    $     7.81                  7.5    $    12,120
                                                                                             =============    ===========


     The total intrinsic value of options exercised during the 28 weeks ended September 10, 2005 was $34.5 million.

     As of September 10, 2005, approximately $2.1 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.5 years.

The amount of cash received from the exercise of stock options was approximately $21.2 million. There was no related tax benefit recorded in the first and second quarter of fiscal 2005 as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 12 and 28 weeks ended September 10, 2005.


SAR's
The following is a summary of the SAR's activity during the 28 weeks ended September 10, 2005:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                     Shares         Price
                                                     ------    --------------
         Outstanding at February 26, 2005            12,500    $    31.63
             Granted                                      -          -
             Canceled or expired                    (12,500)        31.63
             Exercised                                    -          -
                                                    -------    -------------
         Outstanding at Sept. 10, 2005                    -    $     -
                                                    =======    =============

Performance Restricted Stock Units
During the 12 and 28 weeks ended September 10, 2005, our Company granted 150,000 and 1,750,000 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $21.7 million. Approximately $14.2 million of unrecognized fair value compensation expense relating to these performance restricted stock units is expected to be recognized through fiscal 2008 based on estimates of attaining vesting criteria.

The following is a summary of the performance restricted stock units activity during the 28 weeks ended September 10, 2005:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                 Shares          Price
                                                 ------     --------------
         Nonvested at February 26, 2005                -    $     -
             Granted                           1,750,000         12.38
             Canceled or expired                (332,500)        11.12
             Exercised                                 -          -
                                               ---------    -------------
         Nonvested at Sept. 10, 2005           1,417,500    $    12.67
                                               =========    =============


II. 2004 Non-Employee Director Compensation Plan: This plan provides for the annual grant of Company common stock equivalent to $45 to members of our Board of Directors. The $45 grant of common stock shall be made on the first business day following the Annual Meeting of Stockholders held in July of each year. The number of shares of our Company's $1.00 common stock granted annually to each non-employee Director will be based on the closing price of the common stock on the New York Stock Exchange, as reported in the Wall Street Journal on the date of grant. Only whole shares will be granted; any remaining amounts will be paid in cash as promptly as practicable following the date of grant. This plan replaced The 1994 Stock Option Plan for the Board of Directors which provided for the granting of 100,000 stock options at the fair value of our common stock at the date of grant to members of our Board of Directors. One-third of the options granted under The 1994 Stock Option Plan for the Board of Directors on a given date vested on each anniversary date of issuance over a 3 year period.

14. INCOME TAXES

The income tax provision recorded for the 28 weeks ended September 10, 2005 and September 11, 2004 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 12 and 28 weeks ended September 10, 2005, the valuation allowance was decreased by $260.5 million and $257.0 million, respectively, as compared to increased by $27.0 million and $40.3 million during the 12 and 28 weeks ended September 11, 2004, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

In October 2004, the U.S. government passed the "Homeland Investment Act" which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. This is achieved by permitting a one time 85% dividends received deduction. As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our Company completed the sale of our Canadian subsidiary to Metro, Inc. during the second quarter of fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, we have recorded a tax provision of $137.2 million for the potential disallowance of the 85% dividend received deduction. This amount was recorded in "Provision for (benefit from) income taxes" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005 and in "Other non-current liabilities" in our Consolidated Balance Sheet at September 10, 2005.

For the second quarter of fiscal 2005, our effective income tax rate of 21.3% changed from the effective income tax rate of 2.4% in the second quarter of fiscal 2004 as follows:

                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 10, 2005                   September 11, 2004
                                    ---------------------------------  ---------------------------------
                                          Tax            Effective     Tax (Provision)      Effective
                                       Provision         Tax Rate          Benefit          Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (154,045)          20.5%      $      (1,035)           1.6%
Canada                                     (6,058)           0.8%              2,649           (4.0%)
                                    ---------------  ----------------  -------------    ----------------
                                    $    (160,103)          21.3%      $       1,614           (2.4%)
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the second quarter of fiscal 2005, in addition to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's income (loss) from continuing operations in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

For the 28 weeks ended September 10, 2005, our effective income tax rate of 25.7% changed from the effective income tax rate of 3.8% for the 28 weeks ended September 11, 2004 as follows:

                                                               28 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 10, 2005                   September 11, 2004
                                    ---------------------------------  ---------------------------------
                                                         Effective                          Effective
                                     Tax Provision       Tax Rate       Tax Provision       Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (155,429)          23.0%      $      (2,415)           2.4%
Canada                                    (18,539)           2.7%             (1,429)           1.4%
                                    ---------------  ----------------  ---------------  ----------------
                                    $    (173,968)          25.7%      $      (3,844)           3.8%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the 28 weeks ended September 10, 2005, in addition to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's income (loss) from continuing operations for the 28 weeks ended September 10, 2005 as compared to the 28 weeks ended September 11, 2004.

At September 10, 2005 and February 26, 2005, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $47.4 million and $10.7 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $47.4 million and $22.9 million, respectively.


15. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the 12 and 28 weeks ended September 10, 2005 and September 11, 2004, we operated in three reportable segments: United States, Canada, and our investment in Metro, Inc. Our United States and Canadian segments are comprised of retail supermarkets. Our equity investment represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment is greater than 10% of our Company's combined assets of all operating segments and we can exert significant influence over substantive operating decisions through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements. The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2004 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:

                                                     12 Weeks Ended                              28 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                           September 10,         September 11,         September 10,         September 11,
                                               2005                  2004                  2005                  2004
                                        ------------------    ------------------    -----------------     -----------------
Sales
     United States                      $        1,598,085    $        1,708,460    $       3,828,003     $       3,938,110
     Canada *                                      570,164               782,099            1,723,879             1,832,748
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,168,249    $        2,490,559    $       5,551,882     $       5,770,858
                                        ==================    ==================    =================     =================

Sales by category
     Grocery (1)                        $        1,410,451    $        1,625,208    $       3,611,153     $       3,780,163
     Meat (2)                                      449,490               530,987            1,145,777             1,204,478
     Produce (3)                                   307,010               334,364              793,654               786,217
     Other (4)                                       1,298                     -                1,298                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        2,168,249    $        2,490,559    $       5,551,882     $       5,770,858
                                        ==================    ==================    =================     =================

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.
(2)  The meat category includes meat, deli, bakery and seafood.
(3)  The produce category includes produce and floral.
(4) Other includes sales from an information technology services agreement with Metro, Inc.


Depreciation and amortization
     United States                      $           45,846    $           47,432    $         106,826     $         109,385
     Canada *                                           47                14,758               10,942                33,651
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           45,893    $           62,190    $         117,768     $         143,036
                                        ==================    ==================    =================     =================

(Loss) income from operations
     United States                      $        (162,593)   $           (24,887)   $        (240,430)    $         (43,319)
     Canada *                                      17,527                (13,965)              57,224                 3,389
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $         (145,066)   $          (38,852)   $        (183,206)    $         (39,930)
                                        ==================    ===================   ==================    ==================

Income (loss) from continuing
   operations before income taxes
     United States                      $          736,944    $          (48,088)   $         628,971     $         (94,983)
     Canada   *                                     15,430               (18,072)              48,201                (7,182)
     Equity investment in Metro, Inc.**                  -                     -                    -                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          752,374    $          (66,160)   $         677,172     $        (102,165)
                                        ==================    ==================    =================     =================

Capital expenditures
     United States                      $           22,742    $           28,521    $          62,376     $          71,462
     Canada *                                       17,015                17,679               47,201                35,895
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           39,757    $           46,200    $         109,577     $         107,357
                                        ==================    ==================    =================     =================

                                                                                       September 10,         February 26,
                                                                                           2005                  2005
                                                                                    -----------------     -----------------
Total assets
     United States                                                                  $       2,343,998     $       1,958,566
     Canada                                                                                         -               843,402
     Equity investment in Metro, Inc.                                                         327,026                     -
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,671,024     $       2,801,968
                                                                                    =================     =================

* As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations during the second quarter ended September 10, 2005; thus, we have included the operating results of our Canadian subsidiary through the date of the sale.

** There was no income (loss) from continuing operations before incomes taxes relating to our equity investment in Metro, Inc. for the 12 and 28 weeks ended September 10, 2005 as any equity earnings or losses are recorded on about a three-month lag period commencing in our third quarter of fiscal 2005.


16. HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

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

In the second quarter of fiscal 2005 and upon completion of the sale of our Canadian operations, this forward contract was terminated prior to its expiration. Upon settlement, the effective portion of this net investment hedge contract resulted in a loss, after tax, of approximately $12.8 million and $21.1 million during the 12 and 28 weeks ended September 10, 2005, respectively, and was recognized as an offset to the gain recorded in connection with the sale of our Canadian subsidiary as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States. The gain was recorded in "Gain on sale of Canadian operations" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005.

In addition, the amount excluded from the measure of effectiveness on this net investment hedge amounted to $12.5 million and $15.4 million, before income taxes, and was recorded as "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2005, respectively.


17. COMMITMENTS AND CONTINGENCIES

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

18. SUBSEQUENT EVENTS

During the second quarter ended September 10, 2005 and due to the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our $400 million secured Revolving Credit Agreement was amended, reducing the Canadian portion of the agreement by $65 million. At September 10, 2005, we had a $335 million Revolving Credit Agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis for short-term borrowings and provide working capital as needed.

On October 14, 2005, the Revolving Credit Agreement was terminated. Concurrently, we entered into new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We are also in the process of negotiating an additional $150 million revolving credit agreement that will be collateralized by inventory, certain accounts receivable and pharmacy scripts. We expect to complete the new revolving credit agreement by early November 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 10, 2005 and September 11, 2004.
o Restatement of Previously Issued Financial Statements - a discussion of our Company's restatement of previously issued financial statements resulting from a correction in our accounting for leases.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2005 that Management wishes to share with the reader to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
     - Results for the 12 weeks ended September 10, 2005 compared to the 12 weeks ended September 11, 2004 and results for the 28 weeks ended September 10, 2005 compared to the 28 weeks ended September 11, 2004;
     -    Our Company's Asset Disposition Initiatives; and
     -    Current and expected future liquidity.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.


BASIS OF PRESENTATION
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations. Our Company uses the equity method of accounting for our investment in and earnings or losses of Metro, Inc. as we can exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements.

Restatement of Previously Issued Financial Statements
As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 12 and 28 weeks ended September 11, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

OVERVIEW
THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states and the District of Columbia. Our Company's business consists strictly of its retail grocery operations, comprised of 417 stores as of September 10, 2005.

Commencing in the second half of fiscal 2005, our UNITED STATES retail operations are now organized in three regions: North Region, operating A&P supermarkets in New York, The Food Emporium in Westchester County, N.Y, A&P/Super Foodmart stores in Connecticut, and all Food Basics discount stores; Central Region, operating all Waldbaum's supermarkets, The Food Emporium in Manhattan, and the Farmer Jack supermarkets in Michigan; and South Region, operating Super Fresh supermarkets in Baltimore and Philadelphia, A&P supermarkets in New Jersey and Sav-A-Center supermarkets in the greater New Orleans market.

During the second quarter of fiscal 2005, we made significant progress in the restructuring of the Company and other strategic measures geared to position the business for turnaround and future growth. In August, we completed the sale of A&P Canada to Metro, Inc., resulting in proceeds of $1.5 billion to our Company, including a significant investment position in Metro, Inc. which combined with our former Canadian operations forms one of the strongest and most profitable retail entities in North America. The cash proceeds from the sale are being utilized primarily to reduce debt and strengthen our balance sheet, and to finance the ongoing conversion of our store network.

Our remaining Company was unprofitable in the second quarter, with sales and earnings progress challenged by a difficult selling and operating environment throughout our key markets. Both consumer spending and product and distribution costs were affected negatively by steadily rising gasoline prices throughout the period, resulting in stiff competition as retailers sought to protect their business under those circumstances. In order to strengthen our ability to deal with these challenges, we maintained our strict focus on expense reduction and cost control.

On July 20, 2005, our Company announced changes in senior executive management responsibility, in alignment with the new scope and structure of the business resulting from the sale of A&P Canada. Christian Haub, previously Chairman and Chief Executive Officer, was elected Executive Chairman of our Company. Eric Claus, previously President and CEO of A&P Canada, was elected President and Chief Executive Officer of the Company. Brian Piwek, previously President and Chief Operating Officer of the Company, retired effective July 31, 2005.

On September 6, 2005, our Company announced that Mitchell P. Goldstein will resign from his position as Executive Vice President, Chief Financial Officer & Secretary of our Company, effective December 31, 2005 (or an earlier date if decided upon by our Company). Our Company also announced that upon Mitchell P. Goldstein's resignation from our Company, Brenda Galgano, currently Senior Vice President and Corporate Controller, will assume the role of Senior Vice President & Chief Financial Officer.

OUTLOOK

Our primary objectives in the third quarter and beyond are as follows:

o Improve store operations and merchandising effectiveness, including the conversion of stores to the new Fresh and Discount retail format.
o Realign specific units such as our Midwest and Supply & Logistics operations.
o Restructure the organization, to align functionality and administrative and other overheads to the needs of our smaller U.S. retail business.

In addition to the emphasis on those major initiatives, day-to-day expense reduction remains a high priority as we continue to seek and exploit additional means of improving labor productivity, and lowering administrative, advertising, occupancy and operating expenses.

As our rebuilding efforts proceed, we remain conservative regarding anticipated results in the day-to-day business. Our operations in New Orleans and surrounding areas were shut down by Hurricane Katrina, and as of this writing, we are in the process of reopening stores, where possible, and assessing overall damage and recovery prospects.

The likely impact will be continued stiff competition in our markets, as retailers strive to keep costs stable while marketing aggressively to protect market share until conditions improve. We are confident that our strong financial condition positions us well to compete as needed to maintain our presence, while we accelerate the renewal of our store network.

Our primary goal remains the achievement of sustainable profitability by Fiscal 2007, and the pursuit of growth opportunities afterward, and all of our efforts are being focused toward achievement of those objectives.

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

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, if development and remodel costs vary from those budgeted.

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

RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focus on continuing operations.

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. Therefore, comparative information relating to our Canadian business that follows was comprised of 8 weeks and 12 weeks during the second quarters ended September 10, 2005 and September 11, 2004, respectively, and 24 weeks and 28 weeks during the year to date periods ended September 10, 2005 and September 11, 2004, respectively.


12 WEEKS ENDED SEPTEMBER 10, 2005 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 11, 2004

OVERALL
Sales for the second quarter of fiscal 2005 were $2.2 billion compared to $2.5 billion with the second quarter of fiscal 2004; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -0.6%. This decrease in comparable store sales excludes the impact of sales from the 28 stores that were effected by Hurricane Katrina as those sales are not considered comparable year over year. Loss from continuing operations decreased from $64.5 million for the second quarter of fiscal 2004 to income from continuing operations of $592.3 million for the second quarter of fiscal 2005. Net income per share - basic and diluted for the second quarter of fiscal 2005 was $14.64 and $14.40, respectively, compared to a net loss per share - basic and diluted of $1.67 for the second quarter of fiscal 2004.

                                              12 Weeks                 12 Weeks
                                               Ended                    Ended                 (Unfavorable) /
                                           Sept. 10, 2005           Sept. 11, 2004               Favorable          % Change
                                       ----------------------    --------------------     --------------------      ---------

Sales                                   $     2,168.2             $     2,490.6            $     (322.4)              (12.9%)
(Decrease) increase in comparable
      store sales                                (0.6%)                     0.1%                   NA                   NA
Income (loss) from continuing
     operations                                 592.3                     (64.5)                  656.8              >100.0%
(Loss) income from discontinued
     operations                                  (0.3)                      0.3                    (0.6)             >100.0%
Net income (loss)                               592.0                     (64.2)                  656.2              >100.0%
Net income (loss) per share - basic             14.64                     (1.67)                  16.31              >100.0%
Net income (loss) per share - diluted           14.40                     (1.67)                  16.07              >100.0%


SALES
Sales for the second quarter of fiscal 2005 of $2,168.2 million decreased $322.4 million or 12.9% from sales of $2,490.6 million for second quarter of fiscal 2004. The lower sales were due to a decrease in U.S. sales of $110.4 million and a decrease in Canadian sales of $212.0 million. The following table presents sales for each of our operating segments for the second quarter of fiscal 2005 and the second quarter of fiscal 2004:

                                        12 Weeks Ended       12 Weeks Ended
                                        Sept. 10, 2005       Sept. 11, 2004         Decrease         % Change
                                      -----------------     -----------------      ----------      -----------
United States                         $     1,598.1         $      1,708.5         $ (110.4)           (6.5%)
Canada                                        570.1                  782.1           (212.0)           (27.1)
                                      -----------------     -----------------      ----------      -----------
Total                                 $     2,168.2         $      2,490.6         $ (322.4)          (12.9%)
                                      =================     =================      ==========      ===========

The following details the dollar impact of several items affecting the decrease in sales by operating segment from the second quarter of fiscal 2004 to the second quarter of fiscal 2005:

                           Impact of       Impact of       Foreign      Comparable       Impact of
                              New           Closed        Exchange         Store         Hurricane
                            Stores          Stores          Rate           Sales          Katrina        Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------   -------------
United States            $     10.3     $     (89.8)   $       -       $     (16.0)   $     (16.2)   $       1.3   $   (110.4)
Canada                         11.3           (37.7)          65.2             4.1            -           (254.9)      (212.0)
                         -------------  -------------  --------------  -------------  -------------  ------------  -------------
       Total             $     21.6     $    (127.5)   $      65.2     $     (11.9)   $     (16.2)   $    (253.6)  $   (322.4)
                         =============  =============  ==============  =============  =============  ============  =============

       The decrease in U.S. sales was primarily attributable to the closing of 50 stores since the beginning of the second quarter of fiscal 2004, of which 36 were closed in fiscal 2005, decreasing sales by $89.8 million, the decrease in comparable store sales for the second quarter of fiscal 2005 of $16.0 million or -1.1% as compared with the second quarter of fiscal 2004, and the decrease in sales caused by the overall impact of Hurricane Katrina of $16.2 million. These decreases were partially offset by the opening or re-opening of 8 new stores since the beginning of the second quarter of fiscal 2004, of which 1 was opened or re-opened in fiscal 2005, increasing sales by $10.3 million, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $1.3 million. Included in the 50 stores closed since the beginning of the second quarter of fiscal 2004 were 31 stores closed as part of the asset disposition initiative as discussed in Note 11 of our Consolidated Financial Statements.

       The decrease in Canadian sales was primarily attributable to the closure of 5 stores since the beginning of the second quarter of fiscal 2004, of which 1 was closed in fiscal 2005, decreasing sales by $37.7 million and the sale of our Canadian operations that resulted in the inclusion of 8 weeks of sales during the second quarter of fiscal 2005 as compared to 12 weeks during the second quarter of fiscal 2004, decreasing sales by $254.9 million. These decreases were partially offset by the opening or re-opening of 7 stores since the beginning of the second quarter of fiscal 2004, of which 1 was opened or re-opened in fiscal 2005, increasing sales by $11.3 million, the favorable effect of the Canadian exchange rate, which increased sales by $65.2 million, and the increase in comparable store sales for the second quarter of fiscal 2005 of $4.1 million or 0.8% for Company-operated stores and franchised stores combined, as compared to the second quarter of fiscal 2004.

Average weekly sales per supermarket for the U.S. were approximately $324,800 for the second quarter of fiscal 2005 versus $325,500 for the corresponding period of the prior year, a decrease of 0.2% primarily due to negative comparable store sales partially offset by the impact of closing smaller stores. Average weekly sales per supermarket for Canada were approximately $298,500 for the second quarter of fiscal 2005 versus $277,200 for the corresponding period of the prior year, an increase of 7.7%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.

GROSS MARGIN
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Gross margin as a percentage of sales increased 51 basis points to 28.44% for the second quarter of fiscal 2005 from 27.93% for the second quarter of fiscal 2004. This 51 basis point increase was caused primarily by the closure of stores in our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives which had a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.

                                      12 Weeks Ended                                       12 Weeks Ended
                                    September 10, 2005                                   September 11, 2004
                           ----------------------------------------           -----------------------------------------
                            Gross Margin            Rate to Sales%             Gross Margin             Rate to Sales%
                           --------------          ---------------            --------------          -----------------
United States              $      480.2                  30.05%               $      506.8                  29.66%
Canada                            136.5                  23.94                       188.7                  24.13
                           --------------          ---------------            --------------          -----------------
       Total               $      616.7                  28.44%               $      695.5                  27.93%
                           ==================      ===============            ==============          =================


The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the second quarter of fiscal 2004 to the second quarter of fiscal 2005:

                                Sales Volume      Gross Margin Rate            Exchange Rate            Total
                               -------------      -----------------            -------------         -----------
United States                  $      (32.7)       $         6.1               $          -          $    (26.6)
Canada                                (63.4)                (1.0)                      12.2               (52.2)
                               -------------       ---------------             ------------          -----------

Total                          $      (96.1)       $         5.1               $       12.2          $    (78.8)
                               =============       ===============             ============          ===========


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
The following table presents store operating, general and administrative expense ("SG&A"), by operating segment, in dollars and as a percentage of sales for the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004. SG&A expense was $761.7 million or 35.13% for the second quarter of fiscal 2005 as compared to $734.4 million or 29.49% for the second quarter of fiscal 2004.

                                          12 Weeks Ended                                    12 Weeks Ended
                                          Sept. 10, 2005                                    Sept. 11, 2004
                               ---------------------------------------            --------------------------------------
                                    SG&A                Rate to Sales%                SG&A                Rate to Sales%
                               --------------          ---------------            --------------          --------------
United States                  $      642.8                  40.22%               $      531.7                  31.12%
Canada                                118.9                  20.85                       202.7                  25.92
                               --------------          ---------------            --------------          --------------
       Total                   $      761.7                  35.13%               $      734.4                  29.49%
                               ==============          ===============            ==============          ==============

The increase in SG&A for the U.S. of $111.1 million (910 basis points) for the second quarter ended September 10, 2005 as compared to September 11, 2004 primarily related to costs we recorded (i.) in connection with the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $17.7 million (111 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 6 - Sale of Our U.S. Distribution Operations and Warehouses; (ii.) relating to the divestiture of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives of $70.2 million (439 basis points); (iii.) relating to the cash tender offer completed during the second quarter of fiscal 2005, as discussed in Note 5 - Tender Offer and Repurchase of 7.75% Notes Due 2007 and 9.125% Senior Notes Due 2011 of $29.5 million (184 basis points); (iv.) relating to the long-lived assets impairment charge for one of our U.S. asset groups as discussed in Note 9 - Valuation of Long-Lived Assets of $9.6 million (60 basis points) and (v.) relating to the settlement of our net investment hedge as discussed in Note 16 - Hedge of Net Investment in Foreign Operations of $12.5 million (78 basis points). These increases in SG&A were partially offset by higher gains on the sale of certain of our assets of $12.7 million (79 basis points) during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

The decrease in SG&A in Canada of $83.8 million (507 basis points) was primarily due to the inclusion of 8 weeks of costs in the second quarter of fiscal 2005 as compared to 12 weeks in the second quarter of fiscal 2004, in addition to (i.) lower depreciation expense of $11.2 million (196 basis points) as the Canadian assets were sold during the second quarter of fiscal 2005 as discussed in Note 4
- Divestiture of Our Businesses in Canada and the Midwestern United States, and (ii.) the absence of costs relating to the settlement of the Canadian lawsuit of $24.8 million (317 basis points) which were included in the second quarter of fiscal 2004. These decreases were partially offset by the increase in the Canadian exchange rate of $14.8 million (260 basis points).

During the 12 weeks ended September 10, 2005 and September 11, 2004, we recorded impairment losses on long-lived assets as follows:

                                                               12 weeks ended Sept. 10, 2005    12 weeks ended Sept. 11, 2004
                                                              -------------------------------  ------------------------------
                                                                  U.S.     Canada     Total      U.S.      Canada      Total
                                                              ---------  ---------- ---------  --------  ----------  --------
Impairments due to closure or conversion in the
   normal course of business                                  $   1,024  $       -  $   1,024  $  1,679  $        -  $  1,679
Impairments due to unrecoverable assets                           9,612          -      9,612         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              6,735          -      6,735         -           -         -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  2,779          -      2,779         -           -         -
                                                              ---------  ---------- ---------  --------  ----------  --------
Total impairments                                             $  20,150  $       -  $  20,150  $  1,679  $        -  $  1,679
                                                              =========  ========== =========  ========  ==========  ========

(1) Refer to Note 11 - Asset Disposition Initiatives
(2) Refer to Note 6 - Sale of our U.S. Distribution Operations and Warehouses

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


GAIN ON SALE OF CANADIAN OPERATIONS
As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded a pretax gain of $919.1 million ($766.3 million after tax) during the 12 weeks ended September 10, 2005.

INTEREST EXPENSE
Interest expense of $25.3 million for the second quarter of fiscal 2005 decreased from the prior year amount of $27.7 million primarily due to (i.) lower interest expense of $0.5 million relating to our 7.75% Notes due April 15, 2007 due to the cash tender offer completed during the second quarter of fiscal 2005, (ii.) a decrease in capitalized interest of $0.2 million due to mainly a reduction in new store builds, and (iii.) lower interest expense of $1.0 million relating to our Canadian operations due to the inclusion of its operating results for 8 weeks in the second quarter of fiscal 2005 as compared to 12 weeks in the second quarter of 2004 as a result of its sale.


INCOME TAXES
The provision for income taxes from continuing operations for the second quarter of fiscal 2005 was $160.1 million (a $154.0 million provision for our U.S. operations and a $6.1 million provision for our Canadian operations) compared to a benefit from income taxes of $1.6 million (a $1.0 million provision for our U.S. operations and a $2.6 million benefit for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the second quarter of fiscal 2005, our effective income tax rate of 21.3% changed from the effective income tax rate of 2.4% in the second quarter of fiscal 2004 as follows:

                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 10, 2005                   September 11, 2004
                                    ---------------------------------  ---------------------------------
                                          Tax            Effective     Tax (Provision)      Effective
                                       Provision         Tax Rate          Benefit          Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (154,045)          20.5%      $      (1,035)           1.6%
Canada                                     (6,058)           0.8%              2,649           (4.0%)
                                    ---------------  ----------------  -------------    ----------------
                                    $    (160,103)          21.3%      $       1,614           (2.4%)
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the second quarter of fiscal 2005, in addition to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's income (loss) from continuing operations in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.


DISCONTINUED OPERATIONS
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Although the Canadian operations have been sold as of September 10, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company has retained significant continuing involvement in the operations of this business upon its sale through our equity investment in Metro, Inc.

The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2005 was $0.3 million as compared to a loss from operations of discontinued businesses, net of tax, of $0.3 million for the second quarter of fiscal 2004 and is detailed by business as follows:

                                                      12 Weeks Ended September 10, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (10)            (245)              (41)            (296)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                        (10)            (245)              (41)            (296)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (10)   $        (245)    $         (41)   $        (296)
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:
Non-accruable closing costs         $         (10)   $         (93)    $         (41)   $        (144)
Interest accretion on present value
   of future occupancy costs                    -             (152)                -             (152)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (10)   $        (245)    $         (41)   $        (296)
                                    ---------------  ----------------  ---------------  ----------------



                                                      12 Weeks ended September 11, 2004
                                    -----------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  -------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            699             (352)               (3)             344
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        699             (352)               (3)             344
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         699    $        (352)    $          (3)   $         344
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
Non-accruable closing costs         $         702    $        (192)    $          (3)   $         507
Interest accretion on present value of
   future occupancy costs                      (3)            (160)                -             (163)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         699    $        (352)    $          (3)   $         344
                                    ---------------  ----------------  ---------------  -------------


28 WEEKS ENDED SEPTEMBER 10, 2005 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 11, 2004

OVERALL
Sales for the 28 weeks ended September 10, 2005 were $5.6 billion, compared with $5.8 billion for the 28 weeks ended September 11, 2004; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -0.5%. This decrease in comparable store sales excludes the impact of sales from the 28 stores that were effected by Hurricane Katrina as those sales are not considered comparable year over year. Loss from continuing operations decreased from $106.0 million for the 28 weeks ended September 11, 2004 to income from continuing operations of $503.2 million for the 28 weeks ended September 10, 2005. Net income per share - basic and diluted for the 28 weeks ended September 10, 2005 was $12.64 and $12.47, respectively, compared to a net loss per share - basic and diluted of $2.78 for the 28 weeks ended September 11, 2004.

                                           28 Weeks           28 Weeks
                                            Ended               Ended                (Unfavorable)/
                                        Sept. 10, 2005      Sept. 11, 2004              Favorable          % Change
                                       ----------------     -----------------        --------------        ---------
Sales                                   $  5,551.9          $    5,770.8                $ (218.9)            (3.8%)
(Decrease) increase  in comparable
      store sales                             (0.5%)                 0.6%                   NA                NA
Income (loss) from continuing
     operations                              503.2                (106.0)                  609.2            >100.0%
Loss from discontinued operations             (0.5)                 (1.0)                    0.5              50.0%
Net income (loss)                            502.7                (107.0)                  609.7            >100.0%
Net income (loss) per share - basic          12.64                 (2.78)                  15.42            >100.0%
Net income (loss) per share - diluted        12.47                 (2.78)                  15.25            >100.0%


SALES
       Sales for the 28 weeks ended September 10, 2005 of $5,551.9 million decreased $218.9 million or 3.8% from sales of $5,770.8 million for 28 weeks ended September 11, 2004. The lower sales were due to a decrease in U.S. sales of $110.1 million and a decrease in Canadian sales of $108.8 million. The following table presents sales for each of our operating segments for the 28 weeks ended September 10, 2005 and the 28 weeks ended September 11, 2004:

                                        28 Weeks Ended        28 Weeks Ended
                                        Sept. 10, 2005         Sept. 11, 2004         Decrease          % Change
                                      -----------------     -----------------      --------------      ----------
United States                         $     3,828.0         $      3,938.1         $    (110.1)          (2.8%)
Canada                                      1,723.9                1,832.7              (108.8)           (5.9)
                                      -----------------     -----------------      --------------      ----------
Total                                 $     5,551.9         $      5,770.8         $    (218.9)           (3.8%)
                                      =================     =================      ==============      ==========

The following details the dollar impact of several items affecting the decrease in sales by operating segment from the 28 weeks ended September 11, 2004 to the 28 weeks ended September 10, 2005:

                           Impact of       Impact of       Foreign     Comparable        Impact of
                              New           Closed        Exchange         Store         Hurricane
                            Stores          Stores          Rate           Sales          Katrina        Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------   -------------
United States            $     42.4     $    (132.1)   $       -       $     (24.8)   $       3.1    $      1.3    $   (110.1)
Canada                         47.6           (65.1)         162.0             1.6            -          (254.9)       (108.8)
                         -------------  -------------  --------------  -------------  -------------  ------------  -------------
       Total             $     90.0     $    (197.2)   $     162.0     $     (23.2)           $3.1   $   (253.6)   $   (218.9)
                         =============  =============  ==============  =============  =============  ============  =============

The decrease in U.S. sales was primarily attributable to the closing of 54 stores since the beginning of fiscal 2004, of which 36 were closed in fiscal 2005, decreasing sales by $132.1 million, and the decrease in comparable store sales for the 28 weeks ended September 10, 2005 of $24.8 million or -0.7% as compared with the 28 weeks ended September 11, 2004. These decreases were partially offset by the opening or re-opening of 17 new stores since the beginning of fiscal 2004, of which 1 was opened or re-opened in fiscal 2005, increasing sales by $42.4 million, the increase in sales caused by the overall impact of Hurricane Katrina of $3.1 million, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $1.3 million. Included in the 54 stores closed since the beginning of fiscal 2004 were 31 stores closed as part of the asset disposition initiative as discussed in Note 11 of our Consolidated Financial Statements.

The decrease in Canadian sales was primarily attributable to the closure of 14 stores since the beginning of fiscal 2004, of which 1 was closed in fiscal 2005, decreasing sales by $65.1 million, and the sale of our Canadian operations that resulted in the inclusion of 24 weeks of sales during the 28 weeks ended September 10, 2005 as compared to 28 weeks during the 28 weeks ended September 11, 2004, decreasing sales by $254.9 million. These decreases were partially offset by the opening or re-opening of 9 stores since the beginning of fiscal 2004, of which 1 was opened or re-opened in fiscal 2005, increasing sales by $47.6 million, the favorable effect of the Canadian exchange rate, which increased sales by $162.0 million, and the increase in comparable store sales for the 28 weeks ended September 10, 2005 of $1.6 million or 0.1% for Company-operated stores and franchised stores combined, as compared to the 28 weeks ended September 11, 2004.

Average weekly sales per supermarket for the U.S. were approximately $323,600 for the 28 weeks ended September 10, 2005 versus $323,400 for the corresponding period of the prior year, an increase of 0.1% primarily due to the impact of closing smaller stores partially offset by negative comparable store sales. Average weekly sales per supermarket for Canada were approximately $298,600 for the 28 weeks ended September 10, 2005 versus $274,400 for the corresponding period of the prior year, an increase of 8.8%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.

GROSS MARGIN
The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the 28 weeks ended September 10, 2005 as compared to the 28 weeks ended September 11, 2004. Gross margin as a percentage of sales increased 1 basis point to 28.00% for the 28 weeks ended September 10, 2005 from 27.99% for the 28 weeks ended September 11, 2004. We believe the impact on margin for changes in costs and special reductions was not significant.

                                          28 Weeks Ended                                    28 Weeks Ended
                                        September 10, 2005                                September 11, 2004
                               ----------------------------------------           ---------------------------------------
                                Gross Margin            Rate to Sales%             Gross Margin            Rate to Sales%
                               --------------          ---------------            --------------          ---------------
United States                  $    1,133.9                  29.62%               $    1,173.4                  29.80%
Canada                                420.7                  24.40                       442.1                  24.12
                               --------------          ---------------            --------------          ---------------
       Total                   $    1,554.6                  28.00%               $    1,615.5                  27.99%
                               ==============          ===============            ==============          ===============


The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 28 weeks ended September 11, 2004 to the 28 weeks ended September 10, 2005:

                                Sales Volume          Gross Margin Rate           Exchange Rate              Total
                               ----------------      ------------------           --------------          -------------
United States                  $      (32.8)           $        (6.7)             $          -            $    (39.5)
Canada                                (58.8)                     4.5                      32.9                 (21.4)
                               ----------------        ----------------           --------------          -------------
Total                          $      (91.6)           $        (2.2)             $       32.9            $    (60.9)
                               ================        ================           ==============          =============


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
The following table presents store operating, general and administrative expense by operating segment, in dollars and as a percentage of sales for the 28 weeks ended September 10, 2005 compared with the 28 weeks ended September 11, 2004. SG&A expense was $1,737.8 million or 31.30% for the 28 weeks ended September 10, 2005 as compared to $1,655.4 million or 28.69% for the 28 weeks ended September 11, 2004.

                                          28 Weeks Ended                                    28 Weeks Ended
                                          Sept. 10, 2005                                    Sept. 11, 2004
                               ---------------------------------------            --------------------------------------
                                     SG&A              Rate to Sales%                 SG&A                Rate to Sales%
                               --------------          ---------------            --------------          --------------
United States                  $    1,374.3                  35.90%               $    1,216.7                 30.90%
Canada                                363.5                  21.09                       438.7                 23.94
                               --------------          ---------------            --------------          --------------
       Total                   $    1,737.8                  31.30%               $    1,655.4                 28.69%
                               ==============          ===============            ==============          ==============

The increase in SG&A for the U.S. of $157.6 million (500 basis points) for the 28 weeks ended September 10, 2005 as compared to the 28 weeks ended September 11, 2004 primarily related to costs we recorded (i.) in connection with the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $64.7 million (169 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 6 - Sale of Our U.S. Distribution Operations and Warehouses; (ii.) relating to the divestiture of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives of $85.0 million (222 basis points); (iii.) relating to the cash tender offer completed during the 28 weeks ended September 10, 2005, as discussed in Note 5 - Tender Offer and Repurchase of 7.75% Notes Due 2007 and 9.125% Senior Notes Due 2011 of $29.5 million (77 basis points); (iv.) relating to the long-lived assets impairment charge for one of our U.S. asset groups as discussed in Note 9 - Valuation of Long-Lived Assets of $9.6 million (25 basis points) and (v.) relating to the settlement of our net investment hedge as discussed in Note 16 - Hedge of Net Investment in Foreign Operations of $15.4 million (40 basis points). These increases in SG&A were partially offset by higher gains on the sale of certain of our assets of $28.5 million (75 basis points) during the 28 weeks ended September 10, 2005 as compared to the 28 weeks ended September 11, 2004.

The decrease in SG&A in Canada of $75.2 million (285 basis points) is primarily due to the inclusion of 24 weeks of costs during the 28 weeks ended September 10, 2005 as compared to 28 weeks during the 28 weeks ended September 11, 2004, in addition to (i.) lower depreciation expense of $21.6 million (125 basis points) as the Canadian assets were sold during the 28 weeks ended September 10, 2005 as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, and (ii.) the absence of costs relating to the settlement of the Canadian lawsuit of $24.9 million (136 basis points), which were included in the 28 weeks ended September 10, 2004. These decreases were partially offset by the increase in the Canadian exchange rate of $27.8 million (161 basis points).

During the 28 weeks ended September 10, 2005 and September 11, 2004, we recorded impairment losses on long-lived assets as follows:

                                                               28 weeks ended Sept. 10, 2005   28 weeks ended Sept. 11, 2004
                                                              -------------------------------  ------------------------------
                                                                 U.S.      Canada     Total      U.S.      Canada     Total
                                                              ---------  ---------- ---------  --------  ----------  --------
Impairments due to closure or conversion in the
   normal course of business                                  $   1,024  $     506  $   1,530  $  1,679  $        -  $  1,679
Impairments due to unrecoverable assets                           9,612          -      9,612         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              6,861          -      6,861         -           -         -
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  8,590          -      8,590         -           -         -
                                                              ---------  ---------- ---------  --------  ----------  --------
Total impairments                                             $  26,087  $     506  $  26,593  $  1,679  $        -  $  1,679
                                                              =========  =========  =========  ========  ==========  ========


(1) Refer to Note 11 - Asset Disposition Initiatives
(2) Refer to Note 6 - Sale of our U.S. Distribution Operations and Warehouses

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON SALE OF CANADIAN OPERATIONS
As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded a pretax gain of $918.6 million ($765.8 million after tax) during the 28 weeks ended September 10, 2005.


INTEREST EXPENSE
       Interest expense of $61.4 million for the 28 weeks ended September 10, 2005 decreased from the prior year amount of $62.1 million due primarily to (i.) lower interest expense of $0.6 million relating to our 7.75% Notes due April 15, 2007 due to the cash tender offer completed during the 28 weeks ended September 10, 2005, (ii.) a decrease in capitalized interest of $0.7 million due to mainly a reduction in new store builds, and (iii.) lower interest expense of $0.3 million relating to our Canadian operations due to the inclusion of its operating results for 20 weeks for the 28 weeks ended September 10, 2005 as compared to 28 weeks for the 28 weeks ended September 11, 2004 as a result of its sale, partially offset by higher interest expense resulting from our on-balance sheet long-term real estate liabilities, which includes sale leaseback of Company-owned properties entered into in the fourth quarter of fiscal 2003, of approximately $0.8 million and sale leaseback of locations for which we received landlord allowances of $0.4 million.


INCOME TAXES
The provision for income taxes from continuing operations for the 28 weeks ended September 10, 2005 was $174.0 million (a $155.4 million provision for our U.S. operations and a $18.6 million provision for our Canadian operations) compared to $3.8 million (a $2.4 million provision for our U.S. operations and a $1.4 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the 28 weeks ended September 10, 2005, our effective income tax rate of 25.7% changed from the effective income tax rate of 3.8% for the 28 weeks ended September 11, 2004 as follows:

                                                               28 Weeks Ended
                                    --------------------------------------------------------------------
                                          September 10, 2005                   September 11, 2004
                                    ---------------------------------  ---------------------------------
                                                         Effective                          Effective
                                     Tax Provision       Tax Rate       Tax Provision       Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (155,429)          23.0%      $      (2,415)           2.4%
Canada                                    (18,539)           2.7%             (1,429)           1.4%
                                    ---------------  ----------------  ---------------  ----------------
                                    $    (173,968)          25.7%      $      (3,844)           3.8%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the 28 weeks ended September 10, 2005, in addition to the impact of the higher mix of Canadian income from continuing operations as a percentage of our Company's income (loss) from continuing operations for the 28 weeks ended September 10, 2005 as compared to the 28 weeks ended September 11, 2004.

DISCONTINUED OPERATIONS
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Although the Canadian operations have been sold as of September 10, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company has retained significant continuing involvement in the operations of this business upon its sale.

The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 10, 2005 was $0.5 million as compared to a loss from operations of discontinued businesses, net of tax, of $1.0 million for the 28 weeks ended September 11, 2004 and is detailed by business as follows:

                                                      28 Weeks Ended September 10, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (37)            (376)              (51)            (464)
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, before
   tax                                        (37)            (376)              (51)            (464)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss from operations of
   discontinued businesses, net
   of tax                           $         (37)   $        (376)    $         (51)   $        (464)
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:
Non-accruable closing costs         $         (37)   $         (18)    $         (51)   $        (106)
Interest accretion on present value
   of future occupancy costs                    -             (358)                -             (358)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (37)   $        (376)    $         (51)   $        (464)
                                    ---------------  ----------------  ---------------  ----------------

                                                      28 Weeks ended September 11, 2004
                                    ------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  --------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            328             (774)             (593)          (1,039)
                                    -------------    ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        328             (774)             (593)          (1,039)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         328    $        (774)    $        (593)   $      (1,039)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:
Severance and benefits              $        (326)    $          -     $           -    $        (326)
Non-accruable closing costs                   660             (390)             (593)            (323)
Interest accretion on present value
   of future occupancy costs                   (6)            (384)                -             (390)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         328    $        (774)    $        (593)   $      (1,039)
                                    ---------------  ----------------  ---------------  -------------


ASSET DISPOSITION INITIATIVES

OVERVIEW
In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). In addition, during the first and second quarters of fiscal 2005, we initiated efforts to divest our businesses in the Midwestern United States and closed 31 of those stores (Divestiture of the Midwestern U.S. Business).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                                              12 Weeks Ended September 10, 2005
                                  --------------------------------------------------------------------------------------
                                   Project            2001                Farmer             Divestiture
                                    Great            Asset                Jack               of Midwest
                                   Renewal         Disposition        Restructuring           Operations        Total
                                  -----------      -----------        ---------------        -----------     -----------
   BALANCE SHEET ACCRUALS
   Vacancy                         $ (2,570)       $         -        $     3,360            $  56,752       $    57,542
   PV interest                          375                519                143                  136             1,173
   Severance                              -                  -                  -                  782               782
   Total accrued to               -----------      -----------        ---------------        -----------     -----------
     balance sheets                  (2,195)               519              3,503               57,670            59,497
                                  -----------      -----------        ---------------        -----------     -----------
   NON-ACCRUABLE ITEMS
     RECORDED ON STATEMENTS
     OF OPERATIONS
   Property writeoffs                     -                  -                  -                6,735             6,735
   Inventory markdowns                    -                  -                  -                  544               544
   Loss on sale of property               -                  -                  -                3,215             3,215
   Gain on sale of pharmacy
     scripts                              -                  -                  -                    -                 -
   Closing costs                          -                  -                  -                2,525             2,525
                                  -----------      -----------        ---------------        -----------     -----------
   Total non-accruable items              -                  -                  -               13,019            13,019
                                  -----------      -----------        ---------------        -----------     -----------
       Less PV interest                (375)              (519)              (143)                (136)           (1,173)
                                  -----------      -----------        ---------------        -----------     -----------
   TOTAL AMOUNT RECORDED
     ON STATEMENTS OF
     OPERATIONS
     EXCLUDING
     PV INTEREST                     (2,570)                 -              3,360               70,553            71,343
                                  ===========      ===========        ===============        ===========     ===========


                                                12 Weeks Ended September 11, 2004
                                         --------------------------------------------------
                                          Project       2001       Farmer
                                           Great       Asset        Jack
                                          Renewal   Disposition  Restructuring       Total
                                         --------   -----------  -------------    ---------
   BALANCE SHEET ACCRUALS
   PV interest                           $    446   $       568  $       158      $   1,172
   Total accrued to                      --------   -----------  -----------      ---------
     balance sheets                           446           568          158          1,172
                                         --------   -----------  -----------      ---------
   NON-ACCRUABLE ITEMS
     RECORDED ON STATEMENTS
     OF OPERATIONS
   Property writeoffs                           -             -            -              -
   Inventory markdowns                          -             -            -              -
   Closing costs                                -             -            9              9
                                         --------   -----------  -----------      ---------
   Total non-accruable items                    -             -            9              9
                                         --------   -----------  -----------      ---------
       Less PV interest                      (446)         (568)        (158)        (1,172)
                                         --------   -----------  -----------      ---------
   TOTAL AMOUNT RECORDED
     ON STATEMENTS OF OPERATIONS
     EXCLUDING
     PV INTEREST                                -             -            9             9
                                         ========   ===========  ===========      =========

                                                       28 Weeks Ended September 10, 2005
                                 ------------------------------------------------------------------------------------
                                  Project             2001               Farmer        Divestiture
                                   Great              Asset               Jack          of Midwest
                                  Renewal          Disposition        Restructuring     Operations            Total
                                 -----------       -----------      ---------------    -------------       -----------
BALANCE SHEET ACCRUALS
Vacancy                             $ (2,570)    $         -          $  3,360           $ 71,518            $ 72,308
PV interest                              900           1,232               337                136               2,605
Severance                                  -               -                 -              2,119               2,119
Total accrued to                    --------        --------          --------           --------            --------
  balance sheets                      (1,670)          1,232             3,697             73,773              77,032
                                    --------        --------          --------           --------            --------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                         -               -                 -              6,861               6,861
Inventory markdowns                        -               -                 -              1,130               1,130
Loss on sale of property                   -               -                 -              2,263               2,263
Gain on sale of pharmacy
  scripts                                  -               -                 -               (870)               (870)
Closing costs                              -               -                 -              2,957               2,957
                                    --------        --------          --------           --------            --------
Total non-accruable items                  -               -                 -             12,341              12,341
                                    --------        --------          --------           --------            --------
    Less PV interest                    (900)         (1,232)             (337)              (136)             (2,605)
                                    --------        --------          --------           --------            --------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF OPERATIONS
  EXCLUDING PV INTEREST               (2,570)              -             3,360             85,978              86,768
                                    --------        --------          --------           --------            --------
    Less Gain on sale of
      pharmacy scripts                     -               -                 -                870                 870
    Less closing costs                     -               -                 -             (2,957)             (2,957)
                                    --------        --------          --------           --------            --------
TOTAL AMOUNT RECORDED ON
  STATEMENTS OF CASH FLOWS            (2,570)              -             3,360             83,891              84,681
                                    ========        ========          ========           ========            ========

                                                       28 Weeks Ended September 11, 2004
                                         -----------------------------------------------------------------
                                         Project             2001                 Farmer
                                          Great              Asset                 Jack
                                         Renewal          Disposition          Restructuring       Total
                                         -------          -----------          -------------     --------
BALANCE SHEET ACCRUALS
PV interest                              $ 1,076            $ 1,349               $   380         $ 2,805
Total accrued to                         -------            -------               -------         -------
  balance sheets                           1,076              1,349                   380           2,805
                                         -------            -------               -------         -------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                             -                  -                    90              90
Inventory markdowns                            -                  -                   291             291
Closing costs                                  -                  -                   689             689
                                         -------            -------               -------         -------
Total non-accruable items                      -                  -                 1,070           1,070
                                         -------            -------               -------         -------
    Less PV interest                      (1,076)            (1,349)                 (380)         (2,805)
                                         -------            -------               -------         -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING
  PV INTEREST                                  -                  -                 1,070           1,070
                                         -------            -------               -------         -------
    Less closing costs                         -                  -                  (689)           (689)
                                         -------            -------               -------         -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  CASH FLOWS                                   -                  -                   381             381
                                         =======            =======               =======         =======


PROJECT GREAT RENEWAL
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of September 10, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                       Occupancy                 Severance and Benefits                    Total
                            ------------------------------   ------------------------------  -------------------------------
                              U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                            --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002    $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)              2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)         (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)          (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                            ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003    $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)              2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)         (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                            --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004    $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)              1,902         20      1,922          -          -          -      1,902         20      1,922
     Utilization (2)          (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                            --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
     Balance at
       February 26, 2005    $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
     Addition (1)                893          7        900          -          -          -        893          7        900
     Utilization (2)          (3,280)      (167)    (3,447)      (152)         -       (152)    (3,432)      (167)    (3,599)
     Adjustments (3)          (2,570)       (90)    (2,660)         -          -          -     (2,570)       (90)    (2,660)
                            ---------  ---------  ---------  --------   --------   --------  ---------  ---------- ---------
     Balance at
       Sept. 10, 2005       $ 23,007   $      -   $ 23,007   $  1,508   $      -   $  1,508  $  24,515  $       -  $  24,515
                            ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $0.9 million during the 28 weeks ended September 10, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $3.5 million during the 28 weeks ended September 10, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.2 million during the 28 weeks ended September 10, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements. During the 28 weeks ended September 10, 2005, we recorded an additional reduction of $2.6 million in occupancy accruals due to subleasing additional closed stores. As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at September 10, 2005.

We paid $101.8 million of the total occupancy charges from the time of the original charges through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.1 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $23.0 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.5 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first or second quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At September 10, 2005 and February 26, 2005, approximately $5.7 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 10, 2005 of $24.5 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION
During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of September 10, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           2,449          -      2,449          -          -          -      2,449          -      2,449
     Utilization (2)       (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 26, 2005 $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
     Addition (1)           1,232          -      1,232          -          -          -      1,232          -      1,232
     Utilization (2)       (2,593)         -     (2,593)       (52)         -        (52)    (2,645)         -     (2,645)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       Sept. 10, 2005    $ 30,538   $      -   $ 30,538   $     62   $      -   $     62  $  30,600  $       -  $  30,600
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $1.2 million during the 28 weeks ended September 10, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $2.6 million during the 28 weeks ended September 10, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 28 weeks ended September 10, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

We paid $41.8 million ($38.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $30.5 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.1 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At September 10, 2005 and February 26, 2005, approximately $7.2 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first or second quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of September 10, 2005 of $30.6 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING
In the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. As of September 10, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative.

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

                                                 Severance
                                                     and
                                  Occupancy       Benefits             Total
                               ------------    -------------      ----------
     Original charge (1)       $     20,999    $       8,930      $   29,929
     Addition (1)                        56                -              56
     Utilization (2)                 (1,093)          (4,111)         (5,204)
                               ------------    -------------      ----------
     Balance at
        February 28, 2004      $     19,962    $       4,819      $   24,781
     Addition (1)                       687                -             687
     Utilization (2)                 (4,747)          (4,813)         (9,560)
                               ------------    -------------      ----------
     Balance at
       February 26, 2005       $     15,902    $           6      $   15,908
     Addition (1)                       337                -             337
     Utilization (2)                 (1,504)              (6)         (1,510)
     Adjustment (3)                   3,360                -           3,360
                               ------------    -------------      ----------
     Balance at
        Sept. 10, 2005         $     18,095    $           -      $   18,095
                               ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million, $4.7 million and $1.5 million during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 28 weeks ended September 10, 2005, respectively, represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the 28 weeks ended September 10, 2005, we recorded an increase of $3.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases and obtain sublease rental income related to such leases.

We paid $7.3 million of the total occupancy charges from the time of the original charge through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $18.1 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. The severance liability has been fully utilized as of September 10, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:

                                                12 Weeks Ended                          28 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                       September 10,       September 11,     September 10,         September 11,
                                           2005                2004                2005                2004
                                      ---------------     ---------------    ----------------    ---------------
     Sales                            $            -      $            -     $             -     $        2,433
                                      ==============      ==============     ===============     ==============
     Loss from operations             $            -      $            -     $             -     $          (43)
                                      ==============      ==============     ===============     ==============


At September 10, 2005 and February 26, 2005, approximately $1.6 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $18.1 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

DIVESTITURE OF THE MIDWESTERN U.S. BUSINESS

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to divest our businesses in the Midwestern United States. Although this planned divestiture includes the closing of a total of 35 stores, we have closed 31 of these stores as of September 10, 2005.

During the 12 and 28 weeks ended September 10, 2005, we recorded charges of $70.6 million and $86.0 million, respectively, related to these closures ($0.5 million and $1.1 million in "Cost of merchandise sold," respectively, and $70.1 million and $84.9 million, respectively, in "Store operating, general and administrative expense" in our Consolidated Statement of Operations), excluding PV interest. Included in property writeoffs for the 12 and 28 weeks ended September 10, 2005, is an impairment loss on property, plant and equipment of $2.7 million related to the additional closure of four stores that will close in the third quarter of fiscal 2005.

                                                           12 Weeks Ended             28 Weeks Ended
                                                          September 10, 2005        September 10, 2005
                                                          ------------------        ------------------
           Occupancy related                              $       56,752            $        71,518
            Severance and benefits                                    782                      2,119
            Property writeoffs                                      6,735                      6,861
            Loss on the sale of fixed assets                        3,215                      2,263
            Sale of pharmacy scripts                                    -                       (870)
            Inventory markdowns                                       544                      1,130
            Nonaccruable closing costs                              2,525                      2,957
                                                           --------------            ---------------

                Total charges                              $       70,553            $        85,978
                                                           ==============            ===============

The following table summarizes the activity to date related to the charges recorded for this divestiture. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.

                                                         Severance
                                                             and
                                           Occupancy       Benefits            Total
                                        ------------    -------------      ----------
     Original charge (1)                $     14,766    $       1,337      $   16,103
       Additions (2)                          56,888              782          57,670
       Utilization (3)                        (2,710)         (1,142)         (3,852)
                                        ------------    -------------      ----------
     Balance at
        Sept. 10, 2005                  $     68,944    $         977      $   69,921
                                        ============    =============      ==========


(1) The original charge to occupancy during the first quarter of fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter of fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.
(2) The additions to occupancy during the 28 weeks ended September 10, 2005 represents charges related to the closures of an additional 23 stores in the amount of $56.8 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.1 million. The additional charge to severance during the 28 weeks ended September 10, 2005 of $0.8 million related to individual severings as a result of these store closures.
(3) Occupancy utilization of $2.7 million for 28 weeks ended September 10, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $1.1 million for the 28 weeks ended September 10, 2005 represents payments made to terminated employees during the period.

We paid $2.7 million of the total occupancy charges from the time of the original charge through September 10, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $1.1 million of the total net severance charges from the time of the original charges through September 10, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $68.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. The remaining severance liability of $1.0 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005 and September 11, 2004 are the sales and operating results of the 31 stores that were closed as part of this divestiture. The results of these operations are as follows:

                                                12 Weeks Ended                          28 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                       September 10,       September 11,     September 10,         September 11,
                                           2005                2004                2005                2004
                                      ---------------     ---------------    ----------------    ---------------

     Sales                            $       10,462      $       71,924     $        85,906     $      157,608
                                      ==============      ==============     ===============     ==============

     Loss from operations             $      (10,520)     $       (7,843)    $       (18,755)    $      (18,337)
                                      ==============      ==============     ===============     ==============

At September 10, 2005, approximately $15.5 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $69.9 million as of September 10, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                                                 Sept. 10, 2005             Sept. 11, 2004
                                                                                -----------------         -----------------

Net cash (used in) provided by operating activities                             $       (68,201)          $          55,013
                                                                                -----------------         -----------------

Net cash provided by (used in) investing activities                             $       561,266           $        (97,230)
                                                                                -----------------         -----------------

Net cash (used in) provided by financing activities                             $      (402,890)          $          18,398
                                                                                -----------------         -----------------

Net cash flow used in operating activities of $68.2 million for the 28 weeks ended September 10, 2005 primarily reflected our net income of $502.7 million, adjusted for non-cash charges for (i.) depreciation and amortization of $117.8 million, (ii.) our asset disposition initiatives of $84.7 million, (iii.) restructuring charges of $61.0 million, and (iv.) non-current income taxes of $137.2 million, partially offset by the non-cash gain on sale of Canadian operations of $918.6 million, a decrease in inventories of $27.5 million and an increase in other accruals primarily due to timing of $53.1 million partially offset by a decrease in accounts payable of $71.1 million and a decrease in other non-current liabilities of $55.4 million primarily due to the sale of our Canadian operations. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $55.0 million for the 28 weeks ended September 11, 2004 primarily reflected our net loss of $107.0 million, adjusted for a non-cash charge of $143.0 million for depreciation and amortization, a decrease in accounts receivable of $31.4 million, an increase in accounts payable of $47.9 million, and a increase in other accruals of $7.2 million partially offset by an increase in inventories of $28.8 million, an increase in prepaid assets and other current assets of $23.6 million, an increase in other assets of $10.5 million and a decrease in non-current liabilities of $4.8 million due mainly to a decrease in closed store accruals.

Net cash flow provided by investing activities of $561.3 million for the 28 weeks ended September 10, 2005 primarily reflected proceeds from the sale of our Canadian operations of $905.8 million, proceeds received from the sale of certain of our assets of $53.9 million partially offset by property expenditures totaling $109.6 million, which included 2 new supermarkets and 30 major remodels, payments for derivatives of $15.4 million, and the net purchases of marketable securities of $275.0 million. For the remainder of fiscal 2005, we have planned capital expenditures of approximately $50 to $75 million, which relate primarily to enlarging or remodeling approximately 20 supermarkets. We currently expect to close approximately 5 - 10 stores during the remainder of fiscal 2005. Net cash flow used in investing activities of $97.2 million for the 28 weeks ended September 11, 2004 primarily reflected property expenditures totaling $107.4 million, which included 9 new supermarkets and 11 major remodels partially offset by cash received from the sale of our certain of our assets of $10.1 million.

Net cash flow used in financing activities of $402.9 million for the 28 weeks ended September 10, 2005 primarily reflected principal payments on long term borrowings and other fees of $413.5 million and principal payments on capital leases of $8.0 million partially offset by proceeds from exercise of stock options of $21.2 million. Net cash flow provided by financing activities of $18.4 million for the 28 weeks ended September 11, 2004 primarily reflected an increase in book overdrafts of $11.0 million and proceeds from long term real estate liabilities of $14.7 million partially offset by principal payments on capital leases of $6.4 million and a decrease in deferred financing fees of $1.0 million.

We reviewed our Company's strategy during the fourth quarter of fiscal 2004 and into early 2005 to establish and sustain a profitable business with long-range growth potential. That review concluded with the plan that future effort and investment should be focused on our core operations in the Northeastern United States, which accounted for about half of total sales, our strongest market positions, and we believe, the best potential for profitable growth going forward. Therefore, we initiated efforts to divest our businesses in both Canada and the Midwestern U.S. At the close of business on August 13, 2005, our Company completed the sale of our Canadian business to Metro, Inc., a supermarket and pharmacy operator in the Provinces of Quebec and Ontario, Canada, for $1.5 billion in cash, stock and certain debt to be assumed by Metro, Inc. We have closed 31 of the 101 stores in the Midwest at this time and are exploring alternatives for the remaining stores including their sale or continued operations.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. We are in the process of planning for fiscal 2006 and beyond at this time and we believe that our present cash resources, including invested cash on hand as well as our marketable securities, available borrowings from our revolving credit agreement and other sources, are sufficient to meet our needs.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if we are unsuccessful in the selling of the Midwest business or if the taxing authorities do not affirm the adequacy of our Company's Domestic Reinvestment Plan, we anticipate that we will be able to modify the operating plan in order to ensure that we have appropriate resources.

WORKING CAPITAL
We had working capital of $649.3 million at September 10, 2005 compared to working capital of $86.5 million at February 26, 2005. We had cash and cash equivalents aggregating $363.4 million at September 10, 2005 compared to $257.7 million at February 26, 2005. The increase in working capital was attributable primarily to the following:

o An increase in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o An increase in marketable securities as we invested our cash received from the sale of our Canadian operations;
o An increase in prepaid expenses and other current assets mainly due to the timing of payments, an increase in our deferred tax assets, partially offset by the sale of our Canadian operations;
o A decrease in accounts payable (inclusive of book overdrafts) due to the sale of our Canadian operations, timing and seasonality; and
o A decrease in accrued salaries, wages and benefits due primarily to the sale of our Canadian operations and timing.

Partially offset by the following:

o A decrease in accounts receivable due to the sale of our Canadian operations partially offset by the timing of receipts;
o A decrease in inventories mainly due to the sale of our Canadian operations and seasonality; and
o An increase in other accruals mainly due to timing partially offset by the sale of our Canadian operations.


REVOLVING CREDIT AGREEMENT
During the second quarter ended September 10, 2005 and due to the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our $400 million secured Revolving Credit Agreement was amended, reducing the Canadian portion of the agreement by $65 million. At September 10, 2005, we had a $335 million Credit Agreement (the "Credit Agreement") with a syndicate of lenders enabling us to borrow funds on a revolving basis for short-term borrowings and provide working capital as needed. This agreement expires in December 2007. Under the Credit Agreement, we are permitted to make bond repurchases and may do so from time to time in the future.

The Credit Agreement is collateralized by inventory, certain accounts receivable and certain pharmacy scripts. Borrowings under the Credit Agreement bear interest based on LIBOR and Prime interest rate pricing. As of September 10, 2005, there were no borrowings under these credit agreements. As of September 10, 2005, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $101.3 million available under the Credit Agreement. Combined with the cash we held in short-term investments and marketable securities of $532.0 million, we had total cash availability of $633.3 million at September 10, 2005.

Under the terms of this agreement, should availability fall below $50 million, a borrowing block will be implemented which provides that no additional borrowings be made unless we are able to maintain a fixed charge coverage ratio of 1.0 to
1.0. Although we do not meet the required ratio at this time, it is not applicable as availability at September 10, 2005 totaled $101.3 million. In the event that availability falls below $50 million and we do not maintain the ratio required, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

On October 14, 2005, the Credit Agreement was terminated. Concurrently, we entered into new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We are also in the process of negotiating an additional $150 million revolving credit agreement that will be collateralized by inventory, certain accounts receivable and pharmacy scripts. We expect to complete the new revolving credit agreement by early November 2005.


PUBLIC DEBT OBLIGATIONS
Outstanding notes totaling $245.1 million at September 10, 2005 consisted of $32.3 million of 7.75% Notes due April 15, 2007, $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 7.75% Notes and the 9.125% Senior Notes have been eliminated in connection with the tender offer as discussed in Note 5
- Tender Offer and Repurchase of 7.75% Notes due 2007 and 9.125% Senior Notes due 2011. Our notes are not guaranteed by any of our subsidiaries.

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

During the second quarter of fiscal 2005, we repurchased in the open market $166.7 million of our 7.75% Notes due April 15, 2007 and $203.7 million of our
9.125 Senior Notes due December 15, 2011 through a cash tender offer. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $29.4 million. In accordance with SFAS No. 145, this loss has been classified within loss from operations.


OTHER
We currently have Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities as of September 10, 2005 at terms contingent upon market conditions at the time of sale.

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

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 10, 2005, 147 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $371.8 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with developing outlook with Moody's Investors Service ("Moody's") and B- with developing outlook with Standard & Poor's Ratings Group ("S&P") as of September 10, 2005. Our liquidity rating was SGL3 with Moody's as of September 10, 2005. Our recovery rating was 1 with S&P as of September 10, 2005 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those accounting estimates that we believe are important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Self-Insurance Reserves
Our Consolidated Balance Sheets include liabilities with respect to self-insured workers' compensation and general liability claims. We estimate the required liability of such claims on a discounted basis, utilizing an actuarial method, which is based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Long-Lived Assets
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a risk free rate.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 10, 2005, we recorded impairment losses on long-lived assets as follows:


                                                               12 weeks ended Sept. 10, 2005    28 weeks ended Sept. 10, 2005
                                                              -------------------------------  ------------------------------
                                                                 U.S.      Canada     Total      U.S.      Canada      Total
                                                              ---------  ---------- ---------  --------  ----------  --------
Impairments due to closure or conversion in the
   normal course of business                                  $   1,024  $       -  $   1,024  $  1,024  $      506  $  1,530
Impairments due to unrecoverable assets                           9,612          -      9,612     9,612           -     9,612
Impairments related to the divestiture of the Midwestern
   U.S. business (1)                                              6,735          -      6,735     6,861           -     6,861
Impairments related to the sale of U.S. distribution
   operations and warehouses (2)                                  2,779          -      2,779     8,590           -     8,590
                                                              ---------  ---------- ---------  --------  ----------  --------
Total impairments                                             $  20,150  $       -  $  20,150  $ 26,087  $      506  $ 26,593
                                                              =========  ========== =========  ========  ==========  ========

(1)  Refer to Note 11 - Asset Disposition Initiatives
(2)  Refer to Note 6 - Sale of Our U.S. Distribution Operations and Warehouses

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves
For closed stores that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of September 10, 2005, we had recorded liabilities for estimated probable obligations of $172 million. Of this amount, $15 million relates to stores closed in the normal course of business, $141 million relates to stores closed as part of the asset disposition initiatives (see Note 11 of our Consolidated Financial Statements) and $16 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 10 of our Consolidated Financial Statements).

Employee Benefit Plans
The determination of our obligation and expense for pension and other postretirement benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with U.S. GAAP, actual results that differ from our Company's assumptions are accumulated and amortized over future periods and, therefore, affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other post-retirement obligations and our future expense.

Inventories
We evaluate inventory shrinkage throughout the year based on actual physical counts and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date.


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

INTEREST RATES
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $247.5 million in total indebtedness as of September 10, 2005 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 10, 2005 and September 11, 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

FOREIGN EXCHANGE RISK
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. During the 12 and 28 weeks ended September 10, 2005, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.9 million and $3.0 million, respectively, as compared to a fluctuation in net loss of $1.5 million and $0.9 million during the 12 and 28 weeks ended September 11, 2004, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our financial position or cash flows.

During the first quarter of fiscal 2005, we entered into a six month currency exchange forward contract totaling $900 million Canadian dollar notional value to hedge our net investment in our Canadian foreign operation against adverse movements in exchange rates. In the second quarter of fiscal 2005 and upon completion of the sale of our Canadian operations as discussed in Note 16 - Hedge of Net Investment in Foreign Operations, this forward contract was terminated prior to its expiration.


ITEM 4 - CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 10, 2005, our Company's President and Chief Executive Officer along with our Company's Executive Vice President, Chief Financial Officer and Secretary, concluded that our Company's disclosure controls and procedures were effective as of September 10, 2005.

In the third quarter of fiscal 2005, our Company will complete the sale of our U.S. distribution operations and the majority of our warehouse facilities and related assets to C&S Wholesale Grocers, Inc. In connection with the sale of these operations, our Company no longer maintains internal controls over financial reporting relating to these warehouse physical inventories and the related reconciliations. We are in the process of establishing controls over the price and quantity of goods purchased from C&S Wholesale Grocers, Inc.

There have been no other changes during our Company's fiscal quarter ended September 10, 2005 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

CAUTIONARY NOTE
This presentation may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including but not limited to: competitive practices and pricing in the food industry generally and particularly in our principal markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the financial markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; and changes in economic conditions, which may affect the buying patterns of our customers.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None


ITEM 2 - CHANGES IN SECURITIES

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders, held July 14, 2005, there were 37,396,943 shares or 94.59% of the 39,537,186 shares outstanding and entitled to vote represented either in person or by proxy.

The nine (9) directors nominated to serve on the Board of for a one-year term were all elected, with each receiving an affirmative vote of at least 87.51% of the shares present.

Seventy-two percent (72%) of the total shares cast voted for the approval of the Amendment to the 1998 Long Term Incentive and Share Award Plan to increase the number of shares that may be issued under the Plan by 3,000,000.


ITEM 5 - OTHER INFORMATION

TERMINATION OF CREDIT AGREEMENT AND ENTRY INTO LETTER OF CREDIT AGREEMENT

On October 14, 2005, the Company terminated its Credit Agreement, and concurrently, therewith, entered into new, cash collateralized, Letter of Credit Agreement with Bank of America, N.A., as issuing bank. The Letter of Credit enables the Company to issue letters of credit up to $200 million. The Company is also negotiating a new $150 million revolving credit agreement that will be collateralized by inventory, certain accounts receivable and pharmacy scripts. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for a description of the Credit Agreement and the Letter of Credit Agreement.

The foregoing description of the Letter of Credit Agreement is qualified in its entirety by reference to the full text of the Letter of Credit Agreement, filed as Exhibit 10.42 to this Form 10-Q, and incorporated herein by reference.




ITEM 6 - EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K


           EXHIBIT NO.      DESCRIPTION
           -----------      -----------

              2.1           Stock Purchase Agreement, dated as of July 19, 2005, by and among the Company, A&P Luxembourg
                            S.a.r.l., Metro Inc. and 4296711 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to
                            Form 8-K filed on July 22, 2005)


              3.1           Articles of Incorporation of The Great Atlantic & Pacific Tea Company, Inc., as amended through
                            July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

              3.2           By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended and restated through October 6,
                            2005 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 11, 2005)

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

              4.4           Successor Bond Trustee (incorporated herein by reference to Exhibit 4.4 to Form 10-K filed on May
                            9, 2003)

              4.5           Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

              4.6           Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank). (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

              10.1          Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form
                            8-K filed on September 9, 2005)

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

              10.7          Letter Agreement dated September 6, 2005, between Mitchell P. Goldstein and our Company
                            (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 9, 2005)

              10.8          Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our
                            Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002) ("Jueptner Agreement")

              10.9          Amendment to Jueptner Agreement dated November 10, 2004 (incorporated herein by reference to
                            Exhibit 10.8 to Form 10-K filed on May 10, 2005)

              10.10         Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner
                            (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

              10.11         Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our
                            Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to
                            Exhibit 10.13 to Form 10-K filed on July 5, 2002) ("Metzger Agreement")

              10.12         Amendment to John E. Metzger Agreement dated September 13, 2004 (incorporated herein by reference to Exhibit 10.11 to Form 10-K filed on May 10, 2005)

              10.13         Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to
                            Exhibit 10.12 to Form 10-K filed on May 10, 2005)

              10.14         Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our
                            Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

              10.15         Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003) ("Piwek Agreement")

              10.16         Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to
                            Exhibit 10.15 to Form 10-K filed on May 10, 2005)

              10.17*        Employment Agreement, made and entered into as of the 12th of September 2005, by and between our
                            Company and Paul Wiseman, as filed herein

              10.18*        Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our
                            Company and Allan Richards, as filed herein

              10.19*        Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our
                            Company and Stephen Slade, as filed herein

              10.20         Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

              10.21         Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

              10.22         1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on
                            May 24, 1995)

              10.23         1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k)
                            to Form 10-K filed on May 19, 1999)

              10.24         Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)

              10.25         Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to
                            Exhibit 10.21 to Form 10-K filed on May 10, 2005)

              10.26         Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)

              10.27         1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit
                            10(f) to Form 10-K filed on May 24, 1995)

              10.28         2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

              10.29         Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.26 to
                            Form 10-K filed on May 10, 2005)


              10.30         Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific
                            Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The
                            Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as
                            Canadian Administrative Agent ("Credit Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

              10.31         Amendment No. 1 and Waiver, dated as of November 16, 2001 to Credit Agreement (incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on July 5, 2002)

              10.32         Amendment No. 2 dated as of March 21, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.24 to Form 10-K filed on July 5, 2002)

              10.33         Amendment No. 3 dated as of April 23, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.25 to Form 10-K filed on July 5, 2002)

              10.34         Waiver dated as of June 14, 2002 to Credit Agreement (incorporated herein by reference to Exhibit
                            10.26 to Form 10-K filed on July 5, 2002)

              10.35         Amendment No. 4 dated as of October 10, 2002 to Credit Agreement (incorporated herein by reference to Exhibit 10.27 to Form 10-Q filed on October 22, 2002)

              10.36         Amendment No. 5 dated as of February 21, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 7, 2003)

              10.37         Amendment No. 6 dated as of March 25, 2003 to Credit Agreement (incorporated herein by reference to Exhibit 10.28 to Form 10-K filed on May 9, 2003)

              10.38*        Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics
                            LLC and C&S Wholesale Grocers, Inc., as filed herein

              10.39*        Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers,
                            Inc., as filed herein

              10.40*        Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific
                            Tea Company, Limited ("A&P Canada") and Metro, Inc. entered into on August 15, 2005, as filed herein

              10.41*        Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the
                            Company, and Metro, Inc. entered into on August 15, 2005, as filed herein

              10.42*        Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, as filed herein.

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




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  October 18, 2005    By:              /s/ Brenda M. Galgano
                                -----------------------------------------------
                                    Brenda M.Galgano, Senior Vice President,
                                Corporate Controller (Chief Accounting Officer)

                                                                    Exhibit 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            SECTION 302 CERTIFICATION
I, Eric Claus, certify that:

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

/s/ Eric Claus                                       Date:  October 18, 2005
--------------
Eric Claus
President and
Chief Executive Officer

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

/s/ Mitchell P. Goldstein                            Date:  October 18, 2005
-------------------------
Mitchell P. Goldstein
Executive Vice President, Chief
Financial Officer & Secretary

                                                                      Exhibit 32


                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SS. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Mitchell P. Goldstein, Executive Vice President, Chief Financial Officer & Secretary of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 10, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  October 18, 2005                           /s/ Eric Claus
                                                   --------------
                                                   Eric Claus
                                                   President
                                                   and
                                                   Chief Executive Officer




Dated:  October 18, 2005                           /s/ Mitchell P. Goldstein
                                                   -------------------------
                                                   Mitchell P. Goldstein
                                                   Executive Vice President,
                                                   Chief Financial Officer &
                                                   Secretary