Form 10-Q
period 2005-12-03
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2006-01-06
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 3, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

          MARYLAND                                              13-1890974
-------------------------------                            -------------------
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

AS OF JANUARY 3, 2005 THE REGISTRANT HAD A TOTAL OF 41,008,716 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                        12 Weeks Ended                 40 Weeks Ended
                                                                 ----------------------------    ---------------------------
                                                                                 Dec. 4, 2004                   Dec. 4, 2004
                                                                                  (RESTATED                        (RESTATED
                                                                  Dec. 3, 2005   SEE NOTE 2)     Dec. 3, 2005     SEE NOTE 2)
                                                                 ------------    ------------    ------------    ------------
Sales                                                            $  1,580,942    $  2,523,759    $  7,132,824    $  8,294,617
Cost of merchandise sold                                           (1,116,399)     (1,827,221)     (5,113,659)     (5,982,570)
                                                                 ------------    ------------    ------------    ------------
Gross margin                                                          464,543         696,538       2,019,165       2,312,047
Store operating, general and administrative
    expense                                                          (546,100)       (742,791)     (2,283,928)     (2,398,230)
                                                                 ------------    ------------    ------------    ------------
Loss from operations                                                  (81,557)        (46,253)       (264,763)        (86,183)
(Loss) gain on sale of Canadian operations                             (6,083)              -         912,468               -
Interest expense                                                      (15,398)        (24,874)        (76,783)        (87,000)
Interest income                                                         4,803             485           9,146           2,094
Minority interest in earnings of consolidated
    franchisees                                                             -           2,815          (1,131)          1,097
Equity in earnings of Metro, Inc.                                       3,397               -           3,397               -
                                                                 ------------    ------------    ------------    ------------
(Loss) income from continuing operations
    before income taxes                                               (94,838)        (67,827)        582,334        (169,992)
Benefit from (provision for) income taxes                              21,083          (4,924)       (152,885)         (8,768)
                                                                 ------------    ------------    ------------    ------------
(Loss) income from continuing operations                              (73,755)        (72,751)        429,449        (178,760)
Discontinued operations (Note 10):
    Income (loss) from operations of discontinued
       businesses, net of tax provision of $1,428
       and $0 for the 12 weeks ended 12/3/05 and
       12/4/04, respectively, and $1,232 and $0 for
       the 40 weeks ended 12/3/05 and 12/4/04,
       respectively                                                     1,972             110           1,704            (929)
    Gain (loss) on disposal of discontinued operations,
       net of tax provision of $417 and $0 for the 12
       weeks ended 12/3/05 and 12/4/04, respectively,
       and $417 and $0 for the 40 weeks ended
       12/3/05 and 12/4/04, respectively                                  577          (2,702)            577          (2,702)
                                                                 ------------    ------------    ------------    ------------
    Income (loss) from discontinued operations                          2,549          (2,592)          2,281          (3,631)
                                                                 ------------    ------------    ------------    ------------
Net (loss) income                                                $    (71,206)   $    (75,343)   $    431,730    $   (182,391)
                                                                 ============    ============    ============    ============
Net (loss) income per share - basic:
    Continuing operations                                        $      (1.80)   $      (1.89)   $      10.71    $      (4.64)
    Discontinued operations                                              0.06           (0.07)           0.06           (0.10)
                                                                 ------------    ------------    ------------    ------------
Net (loss) income per share - basic                              $      (1.74)   $      (1.96)   $      10.77    $      (4.74)
                                                                 ============    ============    ============    ============
Net (loss) income per share - diluted:
    Continuing operations                                        $      (1.80)   $      (1.89)   $      10.56    $      (4.64)
    Discontinued operations                                              0.06           (0.07)           0.06           (0.10)
                                                                 ------------    ------------    ------------    ------------
Net (loss) income per share - diluted                            $      (1.74)   $      (1.96)   $      10.62    $      (4.74)
                                                                 ============    ============    ============    ============
Weighted average number of common shares
    outstanding                                                    40,997,714      38,553,356      40,075,391      38,530,519
Common stock equivalents                                              622,161         255,997         559,174         298,054
                                                                 ------------    ------------    ------------    ------------
Weighted average number of common and
    common equivalent shares outstanding                           41,619,875      38,809,353      40,634,565      38,828,573
                                                                 ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
    STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                                   Accumulated
                                          Common Stock            Additional     Accumulated          Other             Total
                                 -----------------------------      Paid-in      (Deficit)        Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss)/Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------
40 WEEK PERIOD ENDED
DECEMBER 3, 2005
--------------------
Balance at beginning of period       38,764,999    $     38,765    $    464,543    $   (266,198)   $     (3,308)   $    233,802
Net income                                                                              431,730                         431,730
Other comprehensive income                                                                                4,648           4,648
Stock options exercised               2,209,963           2,210          21,208                                          23,418
Other share based awards                  5,303               5           6,965                                           6,970
                                     ----------    ------------    ------------    ------------    ------------    ------------
Balance at end of period             40,980,265    $     40,980    $    492,716    $    165,532    $      1,340    $    700,568
                                     ==========    ============    ============    ============    ============    ============

40 WEEK PERIOD ENDED
DECEMBER 4, 2004
--------------------
Balance at beginning of period       38,518,905    $     38,519    $    459,579    $    (78,100)   $    (27,239)   $    392,759
Net loss                                                                               (182,391)                       (182,391)
Other comprehensive income                                                                               40,754          40,754
Stock options exercised                  38,674              38             540                                             578
                                     ----------    ------------    ------------    ------------    ------------    ------------
Balance at end of period             38,557,579    $     38,557    $    460,119    $   (260,491)   $     13,515    $    251,700
                                     ==========    ============    ============    ============    ============    ============


COMPREHENSIVE (LOSS) INCOME
---------------------------
                                                          12 Weeks Ended                        40 Weeks Ended
                                                   ----------------------------          ---------------------------
                                                   Dec. 3, 2005    Dec. 4, 2004          Dec. 3, 2005    Dec. 4, 2004
                                                   ------------    ------------          ------------    -----------
Net (loss) income                                  $    (71,206)   $    (75,343)         $    431,730    $   (182,391)
                                                   ------------    ------------          ------------    ------------
Foreign currency translation adjustment                   2,591          27,999                 5,511          40,196
Net unrealized gain (loss) on derivatives,
     net of tax                                               -             104                   (57)            558
Net unrealized loss on marketable securities,
     net of tax                                            (891)              -                  (806)              -
                                                   ------------    ------------          ------------    ------------
Other comprehensive income                                1,700          28,103                 4,648          40,754
                                                   ------------    ------------          ------------    ------------
Total comprehensive (loss) income                  $    (69,506)   $    (47,240)         $    436,378    $   (141,637)
                                                   ============    ============          ============    ============

ACCUMULATED OTHER COMPREHENSIVE LOSS BALANCES
---------------------------------------------
                                                                 Net Unrealized                                   Accumulated
                                                   Foreign           Loss on      Net Unrealized      Minimum        Other
                                                  Currency         Marketable       Gain (Loss)       Pension     Comprehensive
                                                 Translation       Securities     on Derivatives     Liability    (Loss) Income
                                                 -----------     --------------   --------------     ---------    -------------
Balance at February 26, 2005                     $      3,035     $         -    $         57        $ (6,400)     $   (3,308)
Current period change                                   5,511            (806)            (57)              -           4,648
                                                 ------------    ------------    ------------        --------      ----------
Balance at December 3, 2005                      $      8,546    $       (806)   $          -        $ (6,400)     $    1,340
                                                 ============    ============    ============        ========      ==========

Balance at February 28, 2004                     $    (23,892)    $         -    $       (158)       $ (3,189)     $  (27,239)
Current period change                                  40,196               -             558               -          40,754
                                                 ------------    ------------    ------------        --------      ----------
Balance at December 4, 2004                      $     16,304     $         -    $        400        $ (3,189)     $   13,515
                                                 ============    ============    ============        ========      ==========

                 See Notes to Consolidated Financial Statements

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)
                                   (Unaudited)

                                                                           December 3,            February 26,
                                                                               2005                  2005
                                                                           -----------            -----------
ASSETS
Current assets:
      Cash and cash equivalents                                            $   127,511            $   257,748
      Restricted cash                                                          146,651                      -
      Marketable securities                                                    243,670                      -
      Accounts receivable, net of allowance for doubtful accounts of $5,252 and $5,713 at December 3, 2005 and
         February 26, 2005, respectively                                       145,570                145,507
      Inventories                                                              482,527                720,799
      Prepaid expenses and other current assets                                 84,630                 40,627
                                                                           -----------            -----------
         Total current assets                                                1,230,559              1,164,681
                                                                           -----------            -----------
Non-current assets:
      Property:
         Property owned                                                        874,252              1,476,574
         Property leased under capital leases                                   23,683                 39,126
                                                                           -----------            -----------
      Property - net                                                           897,935              1,515,700
      Equity investment in Metro, Inc.                                         331,699                      -
      Other assets                                                              47,882                121,587
                                                                           -----------            -----------
Total assets                                                               $ 2,508,075            $ 2,801,968
                                                                           ===========            ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                    $       567            $     2,278
      Current portion of obligations under capital leases                        2,324                  8,331
      Accounts payable                                                         221,399                543,481
      Book overdrafts                                                           67,517                 83,306
      Accrued salaries, wages and benefits                                     110,799                181,173
      Accrued taxes                                                             39,767                 51,991
      Other accruals                                                           165,887                207,642
                                                                           -----------            -----------
         Total current liabilities                                             608,260              1,078,202
                                                                           -----------            -----------
Non-current liabilities:
      Long-term debt                                                           246,409                634,028
      Long-term obligations under capital leases                                32,698                 52,184
      Long-term real estate liabilities                                        276,670                328,316
      Other non-current liabilities                                            643,470                471,382
      Minority interest in consolidated franchisees                                  -                  4,054
                                                                           -----------            -----------
Total liabilities                                                            1,807,507              2,568,166
                                                                           -----------            -----------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                       -                      -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 40,980,265 and 38,764,999
         shares at December 3, 2005 and February 26, 2005,  respectively        40,980                 38,765
      Additional paid-in capital                                               492,716                464,543
      Accumulated other comprehensive income (loss)                              1,340                 (3,308)
      Accumulated earnings (deficit)                                           165,532               (266,198)
                                                                           -----------            -----------
Total stockholders' equity                                                     700,568                233,802
                                                                           -----------            -----------
Total liabilities and stockholders' equity                                 $ 2,508,075            $ 2,801,968
                                                                           ===========            ===========


                 See Notes to Consolidated Financial Statements

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              40 Weeks Ended
                                                                                --------------------------------------------
                                                                                                    (RESTATED - SEE NOTE 2)
                                                                                Dec. 3, 2005              Dec. 4, 2004
                                                                                ------------         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $   431,730               $  (182,391)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Asset disposition initiative                                                 100,372                    (1,709)
       Restructuring charge                                                          62,736                         -
       Depreciation and amortization                                                164,042                   205,683
       Other non-current income taxes                                               119,643                         -
       Deferred income tax benefit                                                        -                       431
       (Gain) loss on disposal of owned property                                    (25,836)                    3,381
       Impairment loss relating to Hurricane Katrina                                  6,090                         -
       Midwest long lived asset impairment charge                                         -                    34,688
       Other property impairments                                                    23,018                     3,518
       (Gain) loss on sale of discontinued operations                                  (994)                    2,702
       Gain on sale of Canadian operations                                         (912,468)                        -
       Loss on derivatives                                                           15,446                         -
       Equity in earnings of Metro, Inc.                                             (3,397)                        -
       Loss on early extinguishment of debt                                          28,623                         -
       Non-cash impact of early extinguishment of debt                                  809                         -
       Other share based awards                                                       6,970                         -
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                           (25,770)                   39,527
       Decrease (increase) in inventories                                            33,432                   (98,337)
       Increase in prepaid expenses and other current assets                        (15,890)                  (26,410)
       Increase in other assets                                                         (44)                  (20,679)
       (Decrease) increase in accounts payable                                      (89,717)                   79,389
       Decrease in accrued salaries, wages, benefits and taxes                      (36,152)                  (19,257)
       Increase (decrease) in other accruals                                          8,558                   (25,835)
       Increase (decrease) in minority interest                                       1,806                    (2,745)
       Decrease in other non-current liabilities                                    (59,721)                   (6,840)
       Other operating activities, net                                                6,191                     3,777
                                                                                -----------               -----------
Net cash used in operating activities                                              (160,523)                  (11,107)
                                                                                -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                       (134,762)                 (164,311)
   Proceeds from disposal of property                                                62,538                    15,665
   Proceeds from sale of Canadian operations, net of cash disposed                  960,689                         -
   Disposal related expenditures for sale of Canadian operations                    (53,543)                        -
   Payments for derivatives                                                         (15,446)                        -
   Increase in restricted cash                                                     (146,651)                        -
   Purchases of marketable securities                                              (517,883)                        -
   Proceeds from maturities of marketable securities                                274,835                         -
   Proceeds from dividends from Metro, Inc.                                           3,061                         -
                                                                                -----------               -----------
Net cash provided by (used in) investing activities                                 432,838                  (148,646)
                                                                                -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term borrowings and other fees                       (413,948)                   (5,883)
   Net proceeds from long-term real estate liabilities                                1,339                    29,912
   Principal payments on capital leases                                              (9,635)                  (10,041)
   Proceeds from capital leases                                                      10,000                         -
   (Decrease) increase in book overdrafts                                           (10,887)                   19,677
   Deferred financing fees                                                           (2,921)                     (965)
   Proceeds from exercises of stock options                                          23,418                       233
                                                                                -----------               -----------
Net cash (used in) provided by financing activities                                (402,634)                   32,933
   Effect of exchange rate changes on cash and cash equivalents                          82                     6,506
                                                                                -----------               -----------
Net decrease in cash and cash equivalents                                          (130,237)                 (120,314)
Cash and cash equivalents at beginning of period                                    257,748                   297,008
                                                                                -----------               -----------
Cash and cash equivalents at end of period                                      $   127,511               $   176,694
                                                                                ===========               ===========

                 See Notes to Consolidated Financial Statements

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004, Consolidated Statements of Cash Flows for the 40 weeks ended December 3, 2005 and December 4, 2004, and the Consolidated Balance Sheets at December 3, 2005 and February 26, 2005, of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business at the close of business on August 13, 2005 to Metro, Inc., a supermarket and pharmacy operator in the Provinces of Quebec and Ontario, Canada. Although the Canadian operations have been sold, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale.

As we have not identified a buyer for our operations in the Midwestern United States, our current plan is to operate this business as part of our core business going forward. Thus, the assets and liabilities relating to our operations in the Midwestern United States have not been classified as held for sale at December 3, 2005.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 12 and 40 weeks ended December 4, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

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

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   Consolidated
                                                                    A&P for the                             Consolidated
                                                                  12 weeks ended                             A&P for the
                                                                   Dec. 4, 2004        Corrections         12 weeks ended
                                                                  As Previously         to lease            Dec. 4, 2004
                                                                     Reported          accounting            AS RESTATED
                                                                  --------------      -------------        --------------
Sales                                                               $ 2,523,759       $           -         $ 2,523,759
Cost of merchandise sold                                             (1,827,221)                  -          (1,827,221)
                                                                    -----------         -----------         -----------
Gross margin                                                            696,538                   -             696,538
Store operating, general and administrative expense                    (748,447)              5,656            (742,791)
                                                                    -----------         -----------         -----------

(Loss) income from operations                                           (51,909)              5,656             (46,253)
Interest expense                                                        (19,218)             (5,656)            (24,874)
Interest income                                                             485                   -                 485
Minority interest in earnings of consolidated franchisees                 2,815                   -               2,815
                                                                    -----------         -----------         -----------
Loss from continuing operations before
   income taxes                                                         (67,827)                  -             (67,827)
Provision for income taxes                                               (4,924)                  -              (4,924)
                                                                    -----------         -----------         -----------
   Loss from continuing operations                                      (72,751)                  -             (72,751)

Discontinued operations:
   Income from operations of discontinued
     businesses, net of tax                                                 110                   -                 110
   Loss on disposal of discontinued
     operations, net of tax                                              (2,702)                  -              (2,702)
                                                                    -----------         -----------         -----------
   Loss from discontinued operations                                     (2,592)                  -              (2,592)
                                                                    -----------         -----------         -----------

Net loss                                                            $   (75,343)      $           -         $   (75,343)
                                                                    ===========         ===========         ===========
Net loss - basic & diluted                                          $     (1.96)                $ -         $     (1.96)
                                                                    ===========         ===========         ===========

Depreciation                                                        $   (62,854)        $       207         $   (62,647)
                                                                    -----------         -----------         -----------


                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       Consolidated
                                                                        A&P for the                        Consolidated
                                                                      40 weeks ended                        A&P for the
                                                                        Dec. 4, 2004     Corrections     40 weeks ended
                                                                       As Previously       to lease        Dec. 4, 2004
                                                                          Reported        accounting       AS RESTATED
                                                                        -----------     -------------     -------------
Sales                                                                   $ 8,294,617     $           -       $ 8,294,617
Cost of merchandise sold                                                 (5,982,570)                -        (5,982,570)
                                                                        -----------       -----------       -----------
Gross margin                                                              2,312,047                 -         2,312,047
Store operating, general and administrative expense                      (2,417,084)           18,854        (2,398,230)
                                                                        -----------       -----------       -----------

(Loss) income from operations                                              (105,037)           18,854           (86,183)
Interest expense                                                            (68,146)          (18,854)          (87,000)
Interest income                                                               2,094                 -             2,094
Minority interest in earnings of consolidated franchisees                     1,097                 -             1,097
                                                                        -----------       -----------       -----------
Loss from continuing operations before
   income taxes                                                            (169,992)                -          (169,992)
Provision for income taxes                                                   (8,768)                -            (8,768)
                                                                        -----------       -----------       -----------
   Loss from continuing operations                                         (178,760)                -          (178,760)

Discontinued operations:
   Loss from operations of discontinued
     businesses, net of tax                                                    (929)                -              (929)
   Loss on disposal of discontinued
     operations, net of tax                                                  (2,702)                -            (2,702)
                                                                        -----------       -----------       -----------
   Loss from discontinued operations                                         (3,631)                -            (3,631)
                                                                        -----------       -----------       -----------

Net loss                                                                $  (182,391)    $           -       $  (182,391)
                                                                        ===========       ===========       ===========
Net loss - basic & diluted                                              $     (4.74)              $ -       $     (4.74)
                                                                        ===========       ===========       ===========

Depreciation                                                            $  (206,373)      $       690       $  (205,683)
                                                                        -----------       -----------       -----------


SELECTED CONSOLIDATED STATEMENT OF CASH FLOW DATA FOR THE 40 WEEKS ENDED DECEMBER 4, 2004:
                                                                              As            Corrections      Consolidated
                                                                          Previously         to Lease            A&P
                                                                           Reported         Accounting       AS RESTATED
                                                                        -------------     --------------    --------------
Other property impairments                                              $     2,048       $     1,470       $     3,518
Depreciation and amortization                                               206,373              (690)          205,683
(Increase) decrease in prepaid expenses and other current assets            (26,523)              113           (26,410)
(Increase) decrease in other assets                                         (22,666)            1,987           (20,679)
(Decrease) increase in other non-current liabilities                         (8,353)            1,513
                                                                                                                 (6,840)
Net cash (used in) provided by operating activities                         (15,500)            4,393
                                                                                                                (11,107)
Expenditures for property                                                  (150,146)          (14,165)         (164,311)
Net cash used in investing activities                                      (134,481)          (14,165)
                                                                                                               (148,646)
Proceeds from long-term borrowings                                           19,321           (19,321)                -
Net proceeds from long-term real estate liabilities                               -            29,912
                                                                                                                 29,912
Principal payments on capital leases                                        (10,136)               95
                                                                                                                (10,041)
Net cash provided by financing activities                                    22,247            10,686            32,933
Effect of exchange rate changes on cash and cash equivalents                  7,420              (914)            6,506


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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Contingent Asset Retirement Obligations" ("FIN 47"), an interpretation of FASB Statement No. 143, "Asset Retirement Obligations" ("SFAS 143"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, or our fiscal year ending February 25, 2006. For existing contingent asset retirement obligations which are determined to be recognizable under FIN 47, the effect of applying FIN 47 would be recognized as a cumulative effect of a change in accounting principle. We have evaluated the provisions of FIN 47 and concluded that its adoption will not have a material impact on our consolidated financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 also requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for our third quarter beginning September 11, 2005. The impact of EITF 05-6 is not expected to have a material effect on our Company's financial condition and results of operations.

In September 2005, the FASB ratified the consensus reached in EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction. EITF 04-13 is effective for new arrangements that a company enters into in periods beginning after March 15, 2006 (our second quarter beginning June 18, 2006). We have evaluated the provisions of EITF 04-13 and have adopted the guidance. This adoption did not have a material impact on our Company's financial condition or results of operations.

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

On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1 and FAS 124-1"). FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005 and are required to be adopted by our Company in the first quarter of fiscal 2006. We have evaluated the impact of FSP FAS 115-1 and FAS 124-1 on our Company and concluded that its adoption will not have a material impact on our consolidated financial position or results of operations. We have included the necessary disclosures relating to unrealized losses that have not been recognized as other-than-temporary impairments in Note 8 - Cash, Restricted Cash, Cash Equivalents, and Marketable Securities at December 3, 2005.

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

We use the equity method of accounting to account for our investment in Metro, Inc. as we can exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements. The value of our equity investment in Metro, Inc. based upon Metro, Inc.'s quoted market price is $492.1 million at December 3, 2005.

The following table summarizes the status and results of our Company's equity investment in Metro, Inc. from the date of ownership through December 3, 2005:

             Beginning investment at August 13, 2005           $      494,578
             Deferred portion of gain on sale of A&P Canada          (171,714)
             Dividends and distributions received                      (3,061)
             Equity earnings in Metro, Inc.                             3,397
             Foreign currency translation                               8,499
                                                               --------------
                 Equity investment in Metro, Inc.              $      331,699
                                                               ==============

In accordance with Emerging Issues Task Force ("EITF") 01-2, "Interpretations of APB Opinion No. 29," we have indefinitely deferred $171.7 million of the gain resulting from the sale of our Canadian operations that directly related to the economic interest we retained in Metro, Inc. We will record our equity earnings or losses relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the 12 and 40 weeks ended December 3, 2005, we recorded $3.4 million in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations.

The difference between the carrying value of our investment of $331.7 million and the amount of our underlying equity in Metro, Inc.'s net assets of $241.1 million is $90.6 million.

During the third quarter of fiscal 2005, we recorded additional costs relating to the sale of our Canadian operations of $6.1 million, which resulted in a year-to-date pretax gain of $912.5 million (gain of $780.4 million after tax), and are included in "(Loss) gain on sale of Canadian operations" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005, respectively. Although the Canadian operations have been sold at December 3, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale through our equity investment in Metro, Inc.

Midwestern United States Operations
As we have not identified a buyer for our operations in the Midwestern United States, our current plan is to operate this business as part of our core business going forward. As further discussed in Note 11 - Asset Disposition Initiatives, we closed 35 of these stores during the 40 weeks ended December 3, 2005. None of these stores in any combination comprised a complete asset grouping and thus, have not been disclosed as discontinued operations. However, as discussed in Note 9 - Valuation of Long-Lived Assets, we recorded impairment losses on property, plant and equipment related to property write-downs as a result of the divestiture of this portion of our Midwestern U.S. business.


5. TENDER OFFER AND REPURCHASE OF 7.75% NOTES DUE 2007 AND 9.125% SENIOR NOTES DUE 2011

In August 2005, our Company commenced a cash tender offer for all of the outstanding principal amount of our 7.75% Notes due April 15, 2007 and 9.125% Senior Notes due December 15, 2011. The tender offer expired on September 7, 2005. On September 8, 2005, our Company purchased pursuant to the tender offer $166.7 million of our $199 million 7.75% Notes due April 15, 2007 and $203.7 million of our $216.5 million 9.125% Senior Notes due December 15, 2011 using $370.4 million of the gross proceeds from the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States. Our Company also paid $28.6 million in tender premiums and other fees and expenses and wrote off approximately $3.9 million of unamortized debt discount and issuance costs related to this tender offer.

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

Both the tender premiums and other fees and expenses as well as the recognition of the deferred gain are included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005.

6. SALE OF OUR U.S. DISTRIBUTION OPERATIONS AND WAREHOUSES

During the first quarter of fiscal 2005, our Company held discussions to sell our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. On June 27, 2005, during the second quarter of fiscal 2005, the definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, were finalized and signed. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, a sublease for our leased facility in New Orleans, Louisiana, and warranty deeds for our owned facilities in Dunmore, Pennsylvania and New Orleans, Louisiana. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the second quarter of fiscal 2005 and is expected to be completed during the fourth quarter of fiscal 2005.

Due to the scope of C&S Wholesale Grocers, Inc.'s distribution network, our owned warehouses in Edison, New Jersey and the Bronx, New York will not be sold as part of the transaction and have been closed. As a result of this decision, we recorded a charge of $3.7 million ($1.1 million in "Cost of merchandise sold" and $2.6 million in "Store, operating, general and administrative expense" in our Consolidated Statement of Operations) and $70.6 million ($3.3 million in "Cost of merchandise sold" and $67.3 million in "Store, operating, general and administrative expense" in our Consolidated Statement of Operations) relating to the closing of these facilities during the 12 and 40 weeks ended December 3, 2005, respectively.

These costs are detailed as follows:


                                                                    12 weeks ended                 40 weeks ended
                                                                   December 3, 2005              December 3, 2005
                                                              --------------------------     ----------------------
                  BALANCE SHEET ACCRUALS
                  Occupancy related                               $            1,000             $            4,400
                  Severance and benefits                                        (482)                        46,345
                                                                  -------------------            ------------------
                      Total accrued to Balance Sheet                             518                         50,745
                                                                  ------------------             ------------------
                  NON-ACCRUABLE ITEMS RECORDED ON
                      STATEMENTS OF OPERATIONS
                  Property writeoffs                                             106                          8,677
                  Inventory markdowns                                          1,073                          3,314
                  Non-accruable closing costs                                  2,044                          7,904
                                                                  ------------------             ------------------
                      Total non-accruable items                                3,223                         19,895
                                                                  ------------------             ------------------
                  TOTAL AMOUNT RECORDED ON STATEMENTS
                      OF OPERATIONS                               $            3,741                         70,640
                                                                  ------------------             ------------------
                      Less non-accruable closing costs                                                       (7,904)
                                                                                                 ------------------
                  TOTAL AMOUNT RECORDED ON STATEMENTS
                      OF CASH FLOWS - RESTRUCTURING CHARGE                                        $          62,736
                                                                                                  =================


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

                                                   Severance
                                                     and
                                   Occupancy       Benefits         Total
                                  -----------    ------------    -----------
     Original charge (1)          $         -    $    40,417     $    40,417
       Additions (2)                    4,400          6,410          10,810
       Utilization (3)                   (220)       (42,975)        (43,195)
       Adjustments (4)                      -           (482)           (482)
                                  -----------    ------------    ------------
     Balance at
        Dec. 3, 2005              $     4,180    $     3,370     $     7,550
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

     (2) The additions to occupancy during the second and third quarters of fiscal 2005 related to future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to severance and benefits during the second and third quarters of fiscal 2005 represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

     (3) Occupancy utilization of $0.2 million for the 40 weeks ended December 3, 2005 represents payments made to C&S Wholesale Grocers, Inc. for the warehouses. Severance and benefits utilization of $43.0 million for 40 weeks ended December 3, 2005, represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

     (4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the third quarter of fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

As of December 3, 2005, approximately $1.1 million of the liability was included in "Accrued salaries, wages and benefits" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $7.6 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the warehouses and adjustments to the reserve balance may be recorded in the future, if necessary.

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

7. HURRICANE KATRINA AND IMPACT ON U.S. BUSINESS

In August 2005, Hurricane Katrina had a major effect on certain portions of the Gulf Coast region and resulted in the closure of our 28 stores and warehouse facilities. As of December 3, 2005, 21 of these stores were open and operating. During the third quarter of fiscal 2005, we determined that we would not re-open 5 of our stores and recorded a charge for future occupancy costs of $7.1 million, which has been included in "Store operating, general and administrative expense" in our Statement of Consolidated Operations. We are currently working to re-open the remaining two stores in the fourth quarter of fiscal 2005.

We maintain insurance coverage for this type of loss which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. As of the balance sheet date, December 3, 2005, we were able to determine that we incurred impairment losses of $6.1 million for property, plant & equipment that was not covered by insurance. This amount has been included in "Impairment loss relating to Hurricane Katrina" in our Consolidated Statement of Cash Flows for the 40 weeks ended December 3, 2005.

Our Company is currently assessing the remaining extent of our losses in the Gulf Coast region and we expect to recover the losses caused by Hurricane Katrina in excess of our estimated insurance deductible of approximately $5.0 million, which was recorded in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005.

8. CASH, RESTRICTED CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At December 3, 2005, we had $146.7 million in restricted cash, which was held in a money market fund and can only be used as collateral for our new Letter of Credit Agreement that we entered into during the third quarter of fiscal 2005. Refer to Note 17 - Indebtedness for further discussion of our new Letter of Credit Agreement and Revolving Credit Agreement.

Our Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Investments with maturities greater than ninety days when purchased are considered marketable securities. Our cash equivalents and marketable securities are principally comprised of money market funds, commercial paper, corporate bonds, securities of the U.S. government and its agencies, and auction rate securities. Our Company's investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. The Company records other than temporary declines in fair value to earnings as realized losses.

The following is a summary of cash, restricted cash, cash equivalents, and marketable securities as of December 3, 2005 and February 26, 2005:


                                                                                 At December 3, 2005
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
CLASSIFIED AS:
Cash                                                          $   104,624    $         -     $         -    $   104,624
Restricted cash                                                   146,651              -               -        146,651
Cash equivalents:
     Money market funds                                            22,887              -               -         22,887
                                                              -----------    -----------     -----------    -----------
Total cash equivalents                                             22,887              -               -         22,887
                                                              -----------    -----------     -----------    -----------
Marketable securities:
     Corporate bonds                                               51,902              -            (414)        51,488
     Securities of the U.S. government and its agencies            45,483              -            (392)        45,091
     Auction rate securities                                      147,089              2               -        147,091
                                                              -----------    -----------     -----------    -----------
Total marketable securities                                       244,474              2            (806)       243,670
                                                              -----------    -----------     ------------   -----------
Total cash, restricted cash, cash equivalents and marketable
     securities                                               $   518,636    $         2     $      (806)   $   517,832
                                                              ===========    ===========     ============   ===========

SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                 $   182,004                                   $   181,953
                                                              ===========                                   ===========
     Maturing greater than one year                           $    85,357                                   $    84,604
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
                                                              ===========                                   ===========

The following table provides the breakdown of the investments with unrealized losses at December 3, 2005. There were no investments with unrealized losses at February 26, 2005.


                                     Less than 12 Months           12 Months or Longer                  Total
                                  ------------------------       ------------------------       -------------------------
                                                  Gross                          Gross                           Gross
                                   Fair         Unrealized        Fair         Unrealized        Fair          Unrealized
                                   Value          Losses          Value          Losses          Value           Losses
                                  -------       ----------       -------       ----------       -------        ----------
Corporate bonds                   $11,975        $   (53)        $39,513        $  (361)        $51,488        $  (414)
Securities of the U.S.
     government and
     its agencies                       -              -          45,091           (392)         45,091           (392)
                                  -------        -------         -------        -------         -------        -------
         Total                    $11,975        $   (53)        $84,604        $  (753)        $96,579        $  (806)
                                  =======        =======         =======        =======         =======        =======


Corporate bonds: Our unrealized losses on investments in corporate bonds were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. We do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 3, 2005.

Securities of the U.S. government and its agencies: The unrealized losses on our investments in securities of the U.S. government and its agencies were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 3, 2005.

There were no gross realized gains or losses on sales of investments for the 12 and 40 weeks ended December 3, 2005.

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

During the 12 and 40 weeks ended December 3, 2005 and December 4, 2004, we recorded impairment losses on long-lived assets as follows:


                                                                     12 weeks ended Dec. 3, 2005   12 weeks ended Dec. 4, 2004
                                                                     ---------------------------   ---------------------------
                                                                       U.S.    Canada     Total      U.S.    Canada    Total
                                                                     -------   ------    -------   -------   ------   -------
Impairments due to closure or conversion in the
   normal course of business                                         $ 3,760   $     -   $ 3,760   $   360   $    -   $   360
Impairments due to unrecoverable assets                                8,116         -     8,116    34,688        -    34,688
Impairments due to closure of stores impacted by Hurricane
   Katrina (1)                                                         6,090         -     6,090         -        -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (2)                                                      12         -        12         -        -         -
Impairments related to property held as part of the 2001
   Asset Disposition (2)                                                   -         -         -     1,709        -     1,709
Impairments related to the closure of the Kohl's business (4)              -         -         -       602        -       602
                                                                     -------   -------   -------   -------   ------   -------

Total impairments                                                    $17,978   $     -   $17,978   $37,359   $    -   $37,359
                                                                     =======   =======   =======   =======   ======   =======


                                                                     40 weeks ended Dec. 3, 2005   40 weeks ended Dec. 4, 2004
                                                                     ---------------------------   ---------------------------
                                                                       U.S.    Canada     Total      U.S.    Canada    Total
                                                                     -------   ------    -------   -------   ------   -------
Impairments due to closure or conversion in the
   normal course of business                                         $ 4,784   $   506   $ 5,290   $ 2,039   $   -    $ 2,039
Impairments due to unrecoverable assets                               17,728         -    17,728    34,688       -     34,688
Impairments due to closure of stores impacted by Hurricane
   Katrina (1)                                                         6,090         -     6,090         -       -          -
Impairments related to the divestiture of the Midwestern
   U.S. business (2)                                                   6,873         -     6,873         -       -          -
Impairments related to the sale of U.S. distribution
   operations and warehouses (3)                                       8,590         -     8,590         -       -          -
Impairments related to property held as part of the 2001
   Asset Disposition (2)                                                   -         -         -     1,709       -      1,709
Impairments related to the closure of the Kohl's business (4)              -         -         -       602       -        602
                                                                     -------   -------   -------   -------   -----    -------

Total impairments                                                    $44,065   $   506   $44,571   $39,038   $   -    $39,038
                                                                     =======   =======   =======   =======   =====    =======


     (1)  Refer to Note 7 - Hurricane Katrina and Impact on U.S. Business
     (2)  Refer to Note 11 - Asset Disposition Initiatives
     (3)  Refer to Note 6 - Sale of our U.S. Distribution Operations and
          Warehouses
     (4)  Refer to Note 10 - Discontinued Operations

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property, plant and equipment of $3.8 million and $5.3 million, respectively, related to stores that were or will be closed in the normal course of business as compared to $0.4 million and $1.2 million, respectively, in impairment losses on property, plant and equipment related to stores that were or will be closed in the normal course of business during the 12 and 40 weeks ended December 4, 2004.

Our impairment reviews may also be triggered by appraisals of or offers for our long-lived assets we receive in the normal course of business. During the 40 weeks ended December 4, 2004, we recorded an impairment loss of $0.9 million in the U.S. related to certain idle property that, based upon new information received about such assets, including an appraisal and an offer, was impaired and written down to its net realizable value. There were no such amounts recorded during the 12 and 40 weeks ended December 3, 2005.

These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets

Through the 12 and 40 weeks ended December 3, 2005, we experienced operating losses for two of the past three years for two of our United States' asset groups, located in the Northeast, which we believe was a triggering event under SFAS 144 for potential impairment of the asset groups' long-lived assets. Thus, we reviewed the carrying value of these asset groups for potential impairment, and based upon internal analysis, we estimated the asset groups' future cash flows from their long-lived assets, which primarily consisted of equipment and leasehold improvements. As these asset groups' carrying value were not recoverable from their future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for these asset groups' long-lived assets of $8.1 million and $17.8 million, respectively, as a component of operating loss in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005.

During both the 12 and 40 weeks ended December 4, 2004, we recorded an impairment charge of $34.7 million relating to certain of our United States asset groups, located in the Midwest, as a component of operating loss in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to closure of stores impacted by Hurricane Katrina

During both the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property, plant and equipment that was not covered by insurance of $6.1 million as discussed in Note 7 - Hurricane Katrina and Impact on U.S. Business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005. There were no such amounts recorded during the 12 and 40 weeks ended December 4, 2004.

Impairments related to the divestiture of the Midwestern U.S. business

During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property, plant and equipment of $0.01 million and $6.9 million, respectively, related to property write-downs as a result of the divestiture of a portion of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005. There were no such amounts recorded during the 12 and 40 weeks ended December 4, 2004.

Impairments related to the sale of U.S. distribution operations and warehouses

During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property, plant and equipment of nil and $8.6 million, respectively, related to property write-downs as a result of our decision to sell our U.S. distribution operations and warehouses to C&S Wholesale Grocers as discussed in
Note 6 - Sale of Our U.S. Distribution Operations and Warehouses. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005. There were no such amounts recorded during the 12 and 40 weeks ended December 4, 2004.

Impairments related to property held as part of the 2001 Asset Disposition

During the 12 and 40 weeks ended December 4, 2004, we recorded impairment losses on property, plant and equipment of $1.7 million related to property held as part of the 2001 Asset Disposition as discussed in Note 11 - Asset Disposition Initiatives. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations. There were no such amounts recorded during the 12 and 40 weeks ended December 3, 2005.

Impairments related to the closure of the Kohl's business

During the 12 and 40 weeks ended December 4, 2004, we recorded impairment losses on property, plant and equipment of $0.6 million related to stores closed as a result of our exit of the Kohl's business as discussed in Note 10 - Discontinued Operations. This amount was included in "Gain (loss) on disposal of discontinued operations, net of tax" in our Consolidated Statements of Operations. There were no such amounts recorded during the 12 and 40 weeks ended December 3, 2005.

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

Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations. Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "Income (loss) from operations of discontinued businesses, net of tax" and "Gain (loss) on disposal of discontinued operations, net of tax" for the 12 and 40 weeks ending December 3, 2005 and December 4, 2004.


                                                                                        12 Weeks Ended December 3, 2005
                                                                           -------------------------------------------------------
                                                                                                            Eight
                                                                            Northern                       O'Clock
                                                                           New England       Kohl's         Coffee         Total
                                                                           -----------      -------        -------        --------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                                                                        $     -        $     -        $     -        $     -
Operating expenses                                                               (10)         3,546           (136)         3,400
                                                                             -------        -------        -------        -------
(Loss) income from operations of
   discontinued businesses, before
   tax                                                                           (10)         3,546           (136)         3,400
Tax benefit (provision)                                                            4         (1,489)            57         (1,428)
                                                                             -------        -------        -------        -------
(Loss) income from operations of
   discontinued businesses, net
   of tax                                                                    $    (6)       $ 2,057        $   (79)       $ 1,972
                                                                             =======        =======        =======        =======

Disposal related costs included in operating expenses above:
Non-accruable closing costs                                                  $   (10)       $   (26)       $  (136)       $  (172)
Reversal of previously accrued
   occupancy related costs                                                         -          3,717              -          3,717
Interest accretion on present value
   of future occupancy and
   severance costs                                                                 -           (145)             -           (145)
                                                                             -------        -------        -------        -------
Total disposal related costs                                                 $   (10)       $ 3,546        $  (136)       $ 3,400
                                                                             -------        -------        -------        -------

GAIN ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Gain on sale of property                                                     $     -        $   994        $     -        $   994
                                                                             -------        -------        -------        -------
Gain on disposal of discontinued
   businesses, before tax                                                          -            994              -            994
Tax provision                                                                      -           (417)             -           (417)
                                                                             -------        -------        -------        -------
Gain on disposal of discontinued
   businesses, net of tax                                                    $     -        $   577        $     -        $   577
                                                                             =======        =======        =======        =======

                                                                                       12 Weeks ended December 4, 2004
                                                                           -------------------------------------------------------
                                                                                                            Eight
                                                                            Northern                       O'Clock
                                                                           New England       Kohl's         Coffee         Total
                                                                           -----------      -------        -------        --------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                                                                        $     -        $     -        $     -        $     -
Operating expenses                                                                 5            137            (32)           110
                                                                             -------        -------        -------        -------
Income (loss) from operations of
   discontinued businesses, before
   tax                                                                             5            137            (32)           110
Tax provision                                                                      -              -              -              -
                                                                             -------        -------        -------        -------
Income (loss) from operations of
   discontinued businesses, net of
   tax                                                                       $     5        $   137        $   (32)       $   110
                                                                             =======        =======        =======        =======

Disposal related costs included in operating expenses above:
Non-accruable closing costs                                                  $     7        $   (11)       $   (32)       $   (36)
Reversal of previously accrued
   occupancy related costs                                                         -            354              -            354
Interest accretion on present value of
   future occupancy and
   severance costs                                                                (2)          (206)             -           (208)
                                                                             -------        -------        -------        -------
Total disposal related costs                                                 $     5        $   137        $   (32)       $   110
                                                                             -------        -------        -------        -------

LOSS ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Property impairments                                                         $     -        $  (602) $           -        $  (602)
Loss on sale of business                                                           -              -         (2,100)        (2,100)
                                                                             -------        -------        -------        -------
Loss on disposal of discontinued
   businesses, before tax                                                          -           (602)        (2,100)        (2,702)
Tax provision                                                                      -              -              -              -
                                                                             -------        -------        -------        -------
Loss on disposal of discontinued
   businesses, net of tax                                                    $     -        $  (602)       $(2,100)       $(2,702)
                                                                             =======        =======        =======        =======



                                                                                       40 Weeks ended December 3, 2005
                                                                           -------------------------------------------------------
                                                                                                            Eight
                                                                            Northern                       O'Clock
                                                                           New England       Kohl's         Coffee         Total
                                                                           -----------      -------        -------        --------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                                                                        $     -        $     -        $     -        $     -
Operating expenses                                                               (47)         3,170           (187)         2,936
                                                                             -------        -------        -------        -------
(Loss) income from operations of
   discontinued businesses, before
   tax                                                                           (47)         3,170           (187)         2,936
Tax benefit (provision)                                                           20         (1,331)            79         (1,232)
                                                                             -------        -------        -------        -------
(Loss) income from operations of
   discontinued businesses, net
   of tax                                                                    $   (27)       $ 1,839        $  (108)       $ 1,704
                                                                             =======        =======        =======        =======

Disposal related costs included in operating expenses above:
Non-accruable closing costs                                                  $   (47)       $   (44)       $  (187)       $  (278)
Reversal of previously accrued
   occupancy related costs                                                         -          3,717              -          3,717
Interest accretion on present value
   of future occupancy and
   severance costs                                                                 -           (503)             -           (503)
                                                                             -------        -------        -------        -------
Total disposal related costs                                                 $   (47)       $ 3,170        $  (187)       $ 2,936
                                                                             -------        -------        -------        -------

GAIN ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Gain on sale of property                                                     $     -        $   994        $     -        $   994
                                                                             -------        -------        -------        -------
Gain on disposal of discontinued
   businesses, before tax                                                          -            994              -            994
Tax provision                                                                      -           (417)             -           (417)
                                                                             -------        -------        -------        -------
Gain on disposal of discontinued
   businesses, net of tax                                                    $     -        $   577        $     -        $   577
                                                                             =======        =======        =======        =======


                                                                                        40 Weeks ended December 4, 2004
                                                                           -------------------------------------------------------
                                                                                                            Eight
                                                                            Northern                       O'Clock
                                                                           New England       Kohl's         Coffee         Total
                                                                           -----------      -------        -------        --------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                                                                        $     -        $     -  $           -        $     -
Operating expenses                                                               333           (637)          (625)          (929)
                                                                             -------        -------        -------        -------
Income (loss) from operations of
   discontinued businesses, before
   tax                                                                           333           (637)          (625)          (929)
Tax provision                                                                      -              -              -              -
                                                                             -------        -------        -------        -------
Income (loss) from operations of
   discontinued businesses, net of
   tax                                                                       $   333        $  (637)       $  (625)       $  (929)
                                                                             =======        =======        =======        =======

Disposal related costs included in operating expenses above:
Severance and benefits                                                       $  (326)       $     -        $     -        $  (326)
Reversal of previously accrued
   occupancy related costs                                                         -            354              -            354
Non-accruable closing costs                                                      667           (401)          (625)          (359)
Interest accretion on present value
   of future occupancy and
   severance costs                                                                (8)          (590)             -           (598)
                                                                             -------        -------        -------        -------
Total disposal related costs                                                 $   333        $  (637)       $  (625)       $  (929)
                                                                             -------        -------        -------        -------

LOSS ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Property impairments                                                         $     -        $  (602)       $     -        $  (602)
Loss on sale of business                                                           -              -         (2,100)        (2,100)
                                                                             -------        -------        -------        -------
Loss on disposal of discontinued
   businesses, before tax                                                          -           (602)        (2,100)        (2,702)
Tax provision                                                                      -              -              -              -
                                                                             -------        -------        -------        -------
Loss on disposal of discontinued
   businesses, net of tax                                                    $     -        $  (602)       $(2,100)       $(2,702)
                                                                             =======        =======        =======        =======

NORTHERN NEW ENGLAND

As previously stated, as part of our strategic plan, we decided, in February 2003, to exit the northern New England market by closing and/or selling 21 stores in that region in order to focus on our core geographic markets. At December 3, 2005, we have closed all locations in the northern New England market.

During the 12 and 40 weeks ended December 3, 2005, we incurred additional pretax costs to wind down our operations in this region subsequent to the sale of these stores of $0.01 million and $0.05 million, respectively, primarily related to non-accruable closing costs. During the 12 and 40 weeks ended December 4, 2004, we recorded gains of nil and $0.3 million, respectively, primarily due to favorable results of winding down this business. These amounts were included in "Income (loss) from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004.

The following table summarizes the reserve activity related to the exit of the northern New England market since the charge was recorded:

                                                   Severance
                                                      and
                                     Occupancy     Benefits          Total
                                     ---------    ----------      -----------
     Fiscal 2003 charge (1)          $   3,993    $    2,670      $    6,663
     Additions (2)                           6             -               6
     Utilization (3)                    (3,547)       (2,612)         (6,159)
                                     ---------    ----------      -----------
     Balance at
        February 28, 2004            $     452    $       58      $      510
     Additions (2)                           8           326             334
     Utilization (3)                      (460)         (384)           (844)
                                     ---------    ----------      -----------
     Balance at
        February 26, 2005            $       -    $        -      $        -
     Additions (2)                           -             -               -
     Utilization (3)                         -             -               -
                                     ---------    ----------      ----------
     Balance at
        December 3, 2005             $       -    $        -      $        -
                                     =========    ==========      ==========

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

As of December 3, 2005, we paid approximately $3.0 million in severance and benefit costs, which resulted from the termination of approximately 300 employees.

KOHL'S MARKET

As previously stated, as part of our strategic plan we decided to exit the Madison and Milwaukee, Wisconsin markets, which comprised our Kohl's banner.

During the 12 and 40 weeks ended December 3, 2005, we recorded a pretax gain of $3.5 million and $3.2 million, respectively, primarily due to the reversal of previously accrued occupancy related costs offset by the costs of winding down this business. During the 12 and 40 weeks ended December 4, 2004, we recorded a gain of $0.1 million and a charge of $0.6 million, respectively, primarily due to the residual benefits and costs of winding down this business. These amounts were included in "Income (loss) from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004.

Further, during the 12 and 40 weeks ended December 3, 2005, we recorded a pretax gain on the sale of property of $1.0 million. During the 12 and 40 weeks ended December 4, 2004, we recorded additional impairment losses of $0.6 million as a result of originally estimated proceeds on the disposal of these assets not being achieved. These amounts were included in "Gain (loss) on disposal of discontinued operations, net of tax" on our Statements of Consolidated Operations for those periods.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 40 weeks ended December 3, 2005:


                                                          Severance
                                                              and               Fixed
                                           Occupancy       Benefits            Assets            Total
                                        -------------   -------------    ---------------  ----------------
     Fiscal 2003 charge (1)             $     25,487    $      13,062    $      18,968      $     57,517
     Additions (2)                               352                -                -               352
     Utilization (3)                          (5,342)          (8,228)         (18,968)          (32,538)
     Adjustments (4)                          (1,458)               -                -            (1,458)
                                        ------------    -------------    -------------      ------------
       Balance at February 28, 2004           19,039            4,834                -            23,873
     Additions (2)                               688               52              602             1,342
     Utilization (3)                          (1,918)          (2,201)            (602)           (4,721)
     Adjustments (4)                            (354)               -                -              (354)
                                         -----------    -------------    -------------      ------------
       Balance at February 26, 2005      $    17,455    $       2,685    $           -      $     20,140
     Additions (2)                               466               37                -               503
     Utilization (3)                          (2,447)          (2,088)               -            (4,535)
     Adjustments (4)                          (4,299)             582                -            (3,717)
                                        -------------   -------------    -------------      -------------
       Balance at December 3, 2005      $     11,175    $       1,216    $           -      $     12,391
                                        ============    =============    =============      ============


(1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal 2003 charge to property of $18.9 million represents the impairment losses at certain Kohl's locations.
(2) The fiscal 2003, fiscal 2004 and the year to date third quarter of fiscal 2005 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.
(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy related costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During the third quarter of fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy related costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at December 3, 2005.

We paid $9.7 million of the total occupancy charges from the time of the original charge through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $12.5 million of the total original severance and benefits charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 2,000 employees. The remaining occupancy liability of $11.2 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020. The remaining severance liability of $1.2 million relates to future obligations for early withdrawal from multi-employer union pension plans which will be paid by mid-2006.

At December 3, 2005 and February 26, 2005, $3.7 million and $5.9 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $8.7 million and $14.2 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $12.4 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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

During the 12 and 40 weeks ended December 3, 2005, we incurred pretax costs of $0.1 million and $0.2 million to wind down our operations in this business subsequent to the sale. Similarly, we incurred pretax costs of $0.03 million and $0.6 million during the 12 and 40 weeks ended December 4, 2004, respectively, related to winding down this business subsequent to the sale. These amounts were included in "Income (loss) from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004. During the 12 and 40 weeks ended December 4, 2004, we incurred costs of $2.1 million which consisted of a post-sale working capital settlement between the buyer and our Company for which the amount was not determinable at the time of the sale. This amount is included in "Gain (loss) on disposal of discontinued operations, net of tax" in our Statements of Consolidated Operations.

OTHER

Although the Canadian operations have been sold as of December 3, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company retained significant continuing involvement in the operations of this business upon its sale.

11. ASSET DISPOSITION INITIATIVES

OVERVIEW

In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). In addition, during the first, second and third quarters of fiscal 2005, we initiated efforts to divest our businesses in the Midwestern United States and closed 35 of those stores (Divestiture of the Midwestern U.S. Business).

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                                                         12 Weeks Ended December 3, 2005
                                                     ----------------------------------------------------------------------------
                                                       Project          2001           Farmer        Divestiture
                                                        Great           Asset           Jack         of Midwest
                                                       Renewal       Disposition    Restructuring     Operations          Total
                                                     -----------     -----------    -------------    -------------       --------
BALANCE SHEET ACCRUALS
Vacancy                                              $      -         $ (1,689)        $    302         $ 16,925         $ 15,538
PV interest                                               328              471              184              646            1,629
Severance                                                   -                -                -              591              591
Total accrued to
balance sheets
                                                     --------         --------         --------         --------         --------
                                                         328           (1,218)             486           18,162           17,758
                                                     --------         --------         --------         --------         --------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Capital lease termination                                   -                -                -             (588)            (588)
Property writeoffs                                          -                -                -               12               12
Inventory markdowns                                         -                -                -              138              138

Closing costs                                               -                -                -            1,059            1,059
                                                     --------         --------         --------         --------         --------
Total non-accruable items                                   -                -                -              621              621
                                                     --------         --------         --------         --------         --------
    Less PV interest                                     (328)            (471)            (184)            (646)          (1,629)
                                                     --------         --------         --------         --------         --------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS EXCLUDING
  PV INTEREST                                               -           (1,689)             302           18,137           16,750
                                                     ========         ========         ========         ========         ========



                                                                                  12 Weeks Ended December 4, 2004
                                                              -------------------------------------------------------------------
                                                              Project              2001              Farmer
                                                               Great               Asset              Jack
                                                              Renewal           Disposition       Restructuring            Total
                                                              -------           -----------       -------------           -------
BALANCE SHEET ACCRUALS
PV interest                                                   $   418             $   553             $   154             $ 1,125
                                                              -------             -------             -------             -------
Total accrued to
  balance sheets                                                  418                 553                 154               1,125
                                                              -------             -------             -------             -------
Occupancy reversals                                                 -              (4,488)                  -              (4,488)
                                                              -------             -------             -------             -------
Adjustments to
  balance sheets                                                    -              (4,488)                  -              (4,488)
                                                              -------             -------             -------             -------

NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                                                  -               1,709                   -               1,709
                                                              -------             -------             -------             -------
Total non-accruable items                                           -               1,709                   -               1,709
                                                              -------             -------             -------             -------
    Less PV interest                                             (418)               (553)               (154)             (1,125)
                                                              -------             -------             -------             -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING PV INTEREST                                       $     -             $(2,779)            $     -             $(2,779)
                                                              =======             =======             =======             =======



                                                                          40 Weeks Ended December 3, 2005
                                                ----------------------------------------------------------------------------------
                                                 Project            2001             Farmer          Divestiture
                                                  Great             Asset             Jack           of Midwest
                                                 Renewal         Disposition      Restructuring      Operations           Total
                                                ---------        -----------     ---------------     ------------       ---------
BALANCE SHEET ACCRUALS
Vacancy                                         $  (2,570)        $  (1,689)        $   3,662         $  88,443         $  87,846
PV interest                                         1,228             1,703               521               782             4,234
Severance                                               -                 -                 -             2,710             2,710
                                                ---------         ---------         ---------         ---------         ---------
Total accrued to
  balance sheets                                   (1,342)               14             4,183            91,935            94,790
                                                ---------         ---------         ---------         ---------         ---------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Capital lease termination                               -                 -                 -              (588)             (588)
Property writeoffs                                      -                 -                 -             6,873             6,873
Inventory markdowns                                     -                 -                 -             1,268             1,268
Loss on sale of property                                -                 -                 -             2,263             2,263
Gain on sale of pharmacy
  scripts                                               -                 -                 -              (870)             (870)
Closing costs                                           -                 -                 -             4,016             4,016
                                                ---------         ---------         ---------         ---------         ---------
Total non-accruable items                               -                 -                 -            12,962            12,962
                                                ---------         ---------         ---------         ---------         ---------
    Less PV interest                               (1,228)           (1,703)             (521)             (782)           (4,234)
                                                ---------         ---------         ---------         ---------         ---------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS EXCLUDING
  PV INTEREST                                      (2,570)           (1,689)            3,662           104,115           103,518
                                                ---------         ---------         ---------         ---------         ---------
    Less Gain on sale
      of pharmacy
      scripts                                           -                 -                 -               870               870
    Less closing costs                                  -                 -                 -            (4,016)           (4,016)
                                                ---------         ---------         ---------         ---------         ---------
  TOTAL AMOUNT RECORDED
    ON STATEMENTS OF
    CASH FLOWS                                     (2,570)           (1,689)            3,662           100,969           100,372
                                                =========         =========         =========         =========         =========


                                                               40 Weeks Ended December 4, 2004
                                            -------------------------------------------------------------------
                                            Project              2001               Farmer
                                             Great               Asset               Jack
                                            Renewal           Disposition        Restructuring           Total
                                            -------           -----------        -------------          -------
BALANCE SHEET ACCRUALS
PV interest                                 $ 1,494             $ 1,902             $   534             $ 3,930
                                            -------             -------             -------             -------
Total accrued to
  balance sheets                              1,494               1,902                 534               3,930
                                            -------             -------             -------             -------
Occupancy reversals                               -              (4,488)                  -              (4,488)
                                            -------             -------             -------             -------
Adjustments to
  balance sheets                                  -              (4,488)                  -              (4,488)
                                            -------             -------             -------             -------

NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                                -               1,709                  90               1,799
Inventory markdowns                               -                   -                 291                 291
Closing costs                                     -                   -                 689                 689
                                            -------             -------             -------             -------
Total non-accruable items                         -               1,709               1,070               2,779
                                            -------             -------             -------             -------
    Less PV interest                         (1,494)             (1,902)               (534)             (3,930)
                                            -------             -------             -------             -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING PV INTEREST                     $     -             $(2,779)            $ 1,070             $(1,709)
                                            =======             =======             =======             =======

PROJECT GREAT RENEWAL

In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of December 3, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 23, 2002      $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
Addition (1)                2,861        298      3,159          -          -          -      2,861        298      3,159
Utilization (2)           (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
Adjustments (3)            (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
Balance at
  February 22, 2003      $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
Addition (1)                2,276        372      2,648          -          -          -      2,276        372      2,648
Utilization (2)           (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004      $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
Addition (1)                1,902         20      1,922          -          -          -      1,902         20      1,922
Utilization (2)            (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
Balance at
  February 26, 2005      $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
Addition (1)                1,228          7      1,235          -          -          -      1,228          7      1,235
Utilization (2)            (4,352)      (167)    (4,519)      (171)         -       (171)    (4,523)      (167)    (4,690)
Adjustments (3)            (2,570)       (90)    (2,660)         -          -          -     (2,570)       (90)    (2,660)
                         ---------  ---------  ---------  --------   --------   --------  ---------  ---------- ---------
Balance at
  December 3, 2005       $ 22,270   $      -   $ 22,270   $  1,489   $      -   $  1,489  $  23,759  $       -  $  23,759
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $1.2 million during the 40 weeks ended December 3, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $4.5 million during the 40 weeks ended December 3, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.2 million during the 40 weeks ended December 3, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements. During the 40 weeks ended December 3, 2005, we recorded an additional reduction of $2.6 million in occupancy accruals due to subleasing additional closed stores. As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at December 3, 2005.

We paid $102.9 million of the total occupancy charges from the time of the original charges through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.1 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $22.3 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.5 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first, second or third quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At December 3, 2005 and February 26, 2005, approximately $5.6 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 3, 2005 of $23.8 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of December 3, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:


                                      Occupancy                  Severance and Benefits                Total
                            ------------------------------   ------------------------------  -------------------------------
                              U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                            --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 23, 2002         $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
Addition (1)                   4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
Utilization (2)              (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
Adjustments (3)              (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                            ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
Balance at
  February 22, 2003         $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
Addition (1)                   2,847          3      2,850          -          -          -      2,847          3      2,850
Utilization (2)               (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
Adjustments (3)               (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                            --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004         $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
Addition (1)                   2,449          -      2,449          -          -          -      2,449          -      2,449
Utilization (2)               (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
Adjustments (3)               (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                            --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 26, 2005         $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
Addition (1)                   1,703          -      1,703          -          -          -      1,703          -      1,703
Utilization (2)               (3,640)         -     (3,640)       (75)         -        (75)    (3,715)         -     (3,715)
Adjustments (3)               (1,689)         -     (1,689)         -          -          -     (1,689)         -     (1,689)
                            --------   --------   --------   --------   --------   --------  ---------- ---------  ---------
Balance at
  December 3, 2005          $ 28,273   $      -   $ 28,273   $     39   $      -   $     39  $  28,312  $       -  $  28,312
                            ========   ========   ========   ========   ========   ========  =========  =========  =========


(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $1.7 million during the 40 weeks ended December 3, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $3.6 million during the 40 weeks ended December 3, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 40 weeks ended December 3, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

     During fiscal 2005, we recorded adjustments of $1.7 million related to the reversals of previously accrued occupancy costs due to a favorable result of subleasing one of the closed properties.

We paid $42.8 million ($39.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $28.3 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.04 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At December 3, 2005 and February 26, 2005, approximately $6.6 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first, second or third quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of December 3, 2005 of $28.3 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. Our Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING
In the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. As of December 3, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative.

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

                                              Severance
                                                 and
                              Occupancy        Benefits           Total
                            ------------    -------------      ----------
Original charge (1)         $     20,999    $       8,930      $   29,929
Addition (1)                          56                -              56
Utilization (2)                   (1,093)          (4,111)         (5,204)
                            ------------    -------------      ----------
Balance at
   February 28, 2004        $     19,962    $       4,819      $   24,781
Addition (1)                         687                -             687
Utilization (2)                   (4,747)          (4,813)         (9,560)
                            ------------    -------------      ----------
Balance at
  February 26, 2005         $     15,902    $           6      $   15,908
Addition (1)                         521                -             521
Utilization (2)                   (2,220)              (6)         (2,226)
Adjustment (3)                     3,662                -           3,662
                            ------------    -------------      ----------
Balance at
   December 3, 2005         $     17,865    $           -      $   17,865
                            ============    =============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
(2) Occupancy utilization of $1.1 million, $4.7 million and $2.2 million during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005, respectively, represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the 40 weeks ended December 3, 2005, we recorded an increase of $3.7 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases and obtain sublease rental income related to such leases.

We paid $8.1 million of the total occupancy charges from the time of the original charge through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $17.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. The severance liability has been fully utilized as of December 3, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:



                                           12 Weeks Ended                          40 Weeks Ended
                                 -----------------------------------    -----------------------------------
                                   December 3,         December 4,      December 3,            December 4,
                                      2005                2004                2005                2004
                                 ---------------     ---------------    ----------------    ---------------
Sales                            $            -      $            -     $             -     $        2,433
                                 ==============      ==============     ===============     ==============
Loss from operations             $            -      $            -     $             -     $          (47)
                                 ==============      ==============     ===============     ==============


At December 4, 2005 and February 26, 2005, approximately $1.6 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $17.9 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

DIVESTITURE OF MIDWEST OPERATIONS

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to divest our business in the Midwestern United States. This planned divestiture included the closing of a total of 35 stores, all of which have been closed as of December 3, 2005. The remaining business located in the Midwestern United States will continue to operate as part of our core business going forward.

During the 12 and 40 weeks ended December 3, 2005, we recorded charges of $18.1 million and $104.1 million, respectively, related to these closures ($0.2 million and $1.3 million in "Cost of merchandise sold," respectively, and $17.9 million and $102.8 million, respectively, in "Store operating, general and administrative expense" in our Consolidated Statement of Operations), excluding PV interest.

                                            12 Weeks Ended      40 Weeks Ended
                                           December 3, 2005    December 3, 2005
                                           ----------------    ---------------
    Occupancy related                      $       16,925      $        88,443
    Severance and benefits                            591                2,710
    Capital lease termination                        (588)                (588)
    Property writeoffs                                 12                6,873
    Loss on the sale of fixed assets                    -                2,263
    Sale of pharmacy scripts                            -                 (870)
    Inventory markdowns                               138                1,268
    Nonaccruable closing costs                      1,059                4,016
                                           --------------      ---------------

        Total charges                      $       18,137      $       104,115
                                           ==============      ===============

The following table summarizes the activity to date related to the charges recorded for this divestiture. The table does not include property writeoffs as they are not part of any reserves maintained on the balance sheet. It also does not include non-accruable closing costs and inventory markdowns since they are expensed as incurred in accordance with generally accepted accounting principles.
                                             Severance
                                               and
                               Occupancy     Benefits         Total
                              ----------    ----------      ----------
Original charge (1)           $   14,766    $    1,337      $   16,103
  Additions (2)                   74,459         1,373          75,832
  Utilization (3)                 (5,663)       (1,837)         (7,500)
                              ----------    ----------      ----------
Balance at
   December 3, 2005           $   83,562    $      873      $   84,435
                              ==========    ==========      ==========

     (1) The original charge to occupancy during the first quarter of fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter of fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.
     (2) The additions to occupancy during the 40 weeks ended December 3, 2005 represents charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.8 million. The additional charge to severance during the 40 weeks ended December 3, 2005 of $1.4 million related to individual severings as a result of these store closures.
     (3) Occupancy utilization of $5.7 million for 40 weeks ended December 3, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $1.8 million for the 40 weeks ended December 3, 2005 represents payments made to terminated employees during the period.

We paid $5.7 million of the total occupancy charges from the time of the original charge through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $1.8 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $83.6 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. The remaining severance liability of $0.9 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are the sales and operating results of the 35 stores that were closed as part of this divestiture. The results of these operations are as follows:


                                           12 Weeks Ended                          40 Weeks Ended
                                 -----------------------------------    -----------------------------------
                                   December 3,         December 4,         December 3,        December 4,
                                      2005                2004                2005                2004
                                 ---------------     ---------------    ----------------    ---------------
Sales                            $        2,994      $       78,412     $       110,882     $      263,857
                                 ==============      ==============     ===============     ==============
Loss from operations             $       (3,602)     $       (8,773)    $      (24,768)     $      (29,094)
                                 ==============      ==============     ===============     ==============


At December 3, 2005, approximately $17.8 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $84.4 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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


                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 3, 2005               December 4, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $   1,384    $       -         $  1,309     $   2,113
Interest cost                                                     2,743            -            2,773         3,161
Expected return on plan assets                                   (3,097)           -           (3,199)       (4,090)
Amortization of unrecognized net transition asset                     -            -               (3)            -
Amortization of unrecognized net prior service (gain) cost          (68)           -               39           117
Amortization of unrecognized net loss (gain)                         13            -               78           464
Administrative expenses and other                                     -            -                -            68
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $     975    $       -         $    997     $   1,833
                                                              =========    =========         ========     =========


                                                                             For the 40 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 3, 2005               December 4, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $   4,614    $   4,576         $  4,363     $   6,662
Interest cost                                                     9,144        6,519            9,243         9,964
Expected return on plan assets                                  (10,325)      (8,369)         (10,662)      (12,892)
Amortization of unrecognized net transition asset                     -            -               (9)            -
Amortization of unrecognized net prior service (gain) cost         (226)         286              130           369
Amortization of unrecognized net loss (gain)                         44          900              260         1,462
Administrative expenses and other                                     -          138            2,825           212
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   3,251    $   4,050         $  6,150     $   5,777
                                                              =========    =========         ========     =========

CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 26, 2005, that we expected to contribute $5.8 million in cash to our defined benefit plans in fiscal 2005. As of December 3, 2005, we contributed approximately $3.3 million to our defined benefit plans. We plan to contribute approximately $2.5 million to our plans in the remainder of fiscal 2005.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for both the U.S. and Canadian postretirement benefits. The components of net postretirement benefits (income) cost are as follows:

                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 3, 2005               December 4, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $      78    $       -         $     66     $      60
Interest cost                                                       276            -              268           161
Amortization of (gain) loss                                         (64)           -             (110)           87
Prior service gain                                                 (311)           -             (311)         (128)
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits (income) cost                $     (21)   $       -         $    (87)    $     180
                                                              ==========   =========         =========    =========

                                                                             For the 40 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 3, 2005               December 4, 2004
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $     260    $      75         $    220     $     189
Interest cost                                                       922          270              927           509
Amortization of (gain) loss                                        (214)         118             (304)          273
Prior service gain                                               (1,036)        (148)          (1,036)         (405)
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits (income) cost                $     (68)   $     315         $   (193)    $     566
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

                                                                       Quarter Ended                                Year Ended
                                            -------------------------------------------------------------------    -------------
                                            June 19, 2004      Sept. 11, 2004    Dec. 4, 2004    Feb. 26, 2005     Feb. 26, 2005
                                            -------------     ---------------   -------------    -------------     -------------

     Net loss, as reported                  $   (42,846)      $   (64,202)      $  (75,343)      $    (5,707)      $  (188,098)
     Add:  Share-based compensation
       expense included in net loss under
       APB 25, net of tax                             -                 -                -             1,617             1,617
     Deduct:  Net impact of SFAS 123R,
       net of tax                                (1,287)             (858)            (836)           (1,199)           (4,180)
                                            --------------    -------------     -------------    -------------     -------------
     Pro-forma net loss                     $   (44,133)      $   (65,060)      $  (76,179)      $    (5,289)      $  (190,661)
                                            ==============    =============     =============    =============     =============

     Net loss per common share:
       Basic & diluted, as reported         $      (1.11)     $      (1.67)            $(1.96)           $(0.15)          $(4.88)
       Basic & diluted, pro-forma           $      (1.15)     $      (1.69)            $(1.98)           $(0.14)          $(4.94)

During the 12 and 40 weeks ended December 3, 2005, compensation expense related to share-based incentive plans was $2.1 million and $7.0 million, after tax, respectively, compared to nil during the 12 and 40 weeks ended December 4, 2004. Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 3, 2005 was $0.6 and $2.0 million, respectively, related to expensing of stock options, $1.3 million and $3.5 million, respectively, relating to expensing of restricted stock, nil and $1.1 million, respectively, relating to the immediate vesting of certain stock options, and $0.2 million and $0.4 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. There was no effect on the Consolidated Statement of Cash Flows from the adoption of FAS 123R as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 40 weeks ended December 3, 2005.

At December 3, 2005, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 activity is reported below.

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

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123 is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the 12 and 40 weeks ended December 3, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place during the 12 and 40 weeks ended December 4, 2004:

                                                             12 weeks ended       40 weeks ended
                                                              Dec. 4, 2004         Dec. 4, 2004
                                                             --------------       ---------------

                  Expected life                                  7 years              7 years
                  Volatility                                       53%                  53%
                  Risk-free interest rate range                   3.89%            3.20% - 4.41%

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

     Stock options

     The following is a summary of the stock option activity during the 40 weeks ended December 3, 2005:

                                                                                               Weighted
                                                                              Weighted          Average
                                                                               Average         Remaining         Aggregate
                                                                              Exercise        Contractual        Intrinsic
                                                             Shares             Price        Term (years)          Value
                                                          -------------    -------------     ------------     -------------
         Outstanding at February 26, 2005                     4,464,134    $    14.53
             Granted                                                  -          -
             Canceled or expired                               (461,585)        17.67
             Exercised                                       (2,209,963)        10.55
                                                          -------------    ----------
         Outstanding at Dec. 3, 2005                          1,792,586    $    18.64                  5.1    $    22,464
                                                          =============    ==========        =============    ===========

         Exercisable at:
             Dec. 3, 2005                                     1,319,357    $    22.49                  4.3    $    11,449
                                                                                             =============    ===========
         Nonvested at:
             Dec. 3, 2005                                       473,229    $     7.89                  7.3    $    11,015
                                                                                             =============    ===========

The total intrinsic value of options exercised during the 40 weeks ended December 3, 2005 was $45.4 million.

As of December 3, 2005, approximately $1.6 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.0 year.

The amount of cash received from the exercise of stock options was approximately $23.4 million. There was no related tax benefit recorded in the first, second and third quarters of fiscal 2005 as we adopted FAS 123R using the modified prospective application and did not grant any new stock options during the 12 and 40 weeks ended December 3, 2005.

SAR's

The following is a summary of the SAR's activity during the 40 weeks ended December 3, 2005:

                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                             Shares             Price
                                                          -------------    -------------
         Outstanding at February 26, 2005                        12,500    $    31.63
             Granted                                                  -          -
             Canceled or expired                                (12,500)        31.63
             Exercised                                                -          -
                                                          -------------    -------------
         Outstanding at Dec. 3, 2005                                  -    $     -
                                                          =============    =============

Performance Restricted Stock Units

During the 12 and 40 weeks ended December 3, 2005, our Company granted 115,000 and 1,865,000 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $24.9 million. Approximately $15.4 million of unrecognized fair value compensation expense relating to these performance restricted stock units is expected to be recognized through fiscal 2008 based on estimates of attaining vesting criteria.

The following is a summary of the performance restricted stock units activity during the 40 weeks ended December 10, 2005:

                                                                              Weighted
                                                                               Average
                                                                             Grant Date
                                                             Shares          Fair Value
                                                          -------------    -------------
         Nonvested at February 26, 2005                               -    $     -
             Granted                                          1,865,000         13.36
             Canceled or expired                               (527,500)        11.12
             Exercised                                                -          -
                                                          -------------    -------------
         Nonvested at Dec. 3, 2005                            1,337,500    $    14.24
                                                          =============    =============


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

14.  INCOME TAXES

The income tax provision recorded for the 40 weeks ended December 3, 2005 and December 4, 2004 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 12 and 40 weeks ended December 3, 2005, the valuation allowance was decreased by $14.9 million and $242.1 million, respectively, as compared to increased by $34.2 million and $74.5 million during the 12 and 40 weeks ended December 4, 2004, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

In October 2004, the U.S. government passed the "Homeland Investment Act" which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. This is achieved by permitting a one time 85% dividends received deduction. As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our Company completed the sale of our Canadian subsidiary to Metro, Inc. during the second quarter of fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, we have recorded a tax provision of $119.6 million for the potential disallowance of the 85% dividend received deduction. This amount was recorded in "Benefit from (provision for) income taxes" on our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005 and in "Other non-current liabilities" in our Consolidated Balance Sheet at December 3, 2005.

For the third quarter of fiscal 2005, our effective income tax rate of 22.2% changed from the effective income tax rate of 7.2% in the second quarter of fiscal 2004 as follows:

                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 3, 2005                     December 4, 2004
                                    ---------------------------------  ---------------------------------

                                          Tax            Effective           Tax            Effective
                                        Benefit          Tax Rate         Provision         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      21,083          (22.2%)     $      (1,035)           1.5%
Canada                                          -            -                (3,889)           5.7%
                                    ---------------  ----------------  --------------   ----------------
                                    $      21,083          (22.2%)     $      (4,924)           7.2%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended December 3, 2005 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, and (ii.) the absence of a tax provision that was recorded for our Canadian operations during the 12 weeks ended December 4, 2004 that was not recorded during the 12 weeks ended December 3, 2005 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

For the 40 weeks ended December 3, 2005, our effective income tax rate of 26.3% changed from the effective income tax rate of 5.1% for the 40 weeks ended December 4, 2004 as follows:

                                                               40 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 3, 2005                     December 4, 2004
                                    ---------------------------------  ---------------------------------

                                                         Effective                          Effective
                                     Tax Provision       Tax Rate       Tax Provision       Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (134,346)          23.1%      $      (3,450)           2.0%
Canada                                    (18,539)           3.2%             (5,318)           3.1%
                                    ---------------  ----------------  ---------------  ----------------
                                    $    (152,885)          26.3%      $      (8,768)           5.1%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in the U.S. in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the 40 weeks ended December 3, 2005.

At December 3, 2005 and February 26, 2005, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $46.8 million and $10.7 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $46.8 million and $22.9 million, respectively.


15.  OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the 12 and 40 weeks ended December 3, 2005 and December 4, 2004, we operated in three reportable segments: United States, Canada, and our investment in Metro, Inc. Our United States and Canadian segments are comprised of retail supermarkets. Our equity investment represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment is greater than 10% of our Company's combined assets of all operating segments and we can exert significant influence over substantive operating decisions through our membership on Metro, Inc.'s Board of Directors and its committees and joint purchasing and supplier arrangements. The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2004 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:

                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                            December 3,           December 4,           December 3,           December 4,
                                               2005                  2004                  2005                  2004
                                        ------------------    ------------------    -----------------     -----------------
Sales
     United States                      $        1,580,942    $        1,672,206    $       5,408,945     $       5,610,316
     Canada *                                            -               851,553            1,723,879             2,684,301
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        1,580,942    $        2,523,759    $       7,132,824     $       8,294,617
                                        ==================    ==================    =================     =================

Sales by category
     Grocery (1)                        $        1,087,448    $        1,677,798    $       4,698,601     $       5,457,961
     Meat (2)                                      309,866               527,035            1,455,643             1,731,513
     Produce (3)                                   179,722               318,926              973,376             1,105,143
     Other (4)                                       3,906                     -                5,204                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        1,580,942    $        2,523,759    $       7,132,824     $       8,294,617
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

Depreciation and amortization
     United States                      $           46,274    $           46,545    $         153,100     $         155,930
     Canada *                                            -                16,102               10,942                49,753
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           46,274    $           62,647    $         164,042     $         205,683
                                        ==================    ==================    =================     =================

(Loss) income from operations
     United States                      $          (81,557)   $          (56,991)   $        (321,987)    $        (100,310)
     Canada *                                            -                10,738               57,224                14,127
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (81,557)   $          (46,253)   $        (264,763)    $         (86,183)
                                        ==================    ===================   ==================    ==================

Income (loss) from continuing
   operations before income taxes
     United States                      $          (98,235)   $          (77,399)   $         530,736     $        (172,382)
     Canada   *                                          -                 9,572               48,201                 2,390
     Equity investment in Metro, Inc.                3,397                     -                3,397                     -
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $          (94,838)   $          (67,827)   $         582,334     $        (169,992)
                                        ===================   ==================    =================     =================

Capital expenditures
     United States                      $           25,185    $           27,669    $          87,561     $          99,131
     Canada *                                            -                29,285               47,201                65,180
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           25,185    $           56,954    $         134,762     $         164,311
                                        ==================    ==================    =================     =================

                                                                                        December 3,          February 26,
                                                                                           2005                  2005
                                                                                    -----------------     -----------------
Total assets
     United States                                                                  $       2,176,376     $       1,958,566
     Canada                                                                                         -               843,402
     Equity investment in Metro, Inc.                                                         331,699                     -
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,508,075     $       2,801,968
                                                                                    =================     =================

* As discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations during the second quarter of fiscal 2005; thus, we have included the operating results of our Canadian subsidiary through the date of the sale.

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

Upon settlement, the effective portion of this net investment hedge contract resulted in a loss, after tax, of approximately $21.1 million during the 40 weeks ended December 3, 2005 and was recognized as an offset to the gain recorded in connection with the sale of our Canadian subsidiary as discussed in
Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States. The gain was recorded in "Gain on sale of Canadian operations" in our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005.

In addition, the amount excluded from the measure of effectiveness on this net investment hedge amounted to $15.4 million, before income taxes, and was recorded as "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005.


17.  INDEBTEDNESS

During the second quarter of fiscal 2005 and due to the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our $400 million secured Revolving Credit Agreement ("Revolving Credit Agreement") was amended, eliminating the Canadian portion of the agreement by $65 million. As of the end of the second quarter of fiscal 2005, we had a $335 million Revolving Credit Agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis for short-term borrowings and provide working capital as needed.

During the third quarter of fiscal 2005, the Revolving Credit Agreement was terminated. Concurrently, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We also negotiated an additional $150 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver also includes a $100 million accordion feature which gives us the ability to increase borrowings from $150 million to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. As of December 3, 2005, there were no loans outstanding under this agreement. As of December 3, 2005, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $150.0 million available under the Revolver. Combined with cash we held in short-term investments and marketable securities of $266.6 million, we had total cash availability of $416.6 million at December 3, 2005.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares up to $150 million as well as make bond repurchases which we may do from time to time in the future.


18.  COMMITMENTS AND CONTINGENCIES

Antitrust Class Action Litigation
In connection with a settlement reached in the VISA/Mastercard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our initial review of our historical records as well as estimates provided by the Claims Administrator, we recorded an estimated pretax recovery of $1.5 million as a credit to "Selling, general and administrative expense" in our Consolidated Statements of Operations during the 12 and 40 weeks ended December 3, 2005. During the fourth quarter of fiscal 2005 and into fiscal 2006, we will continue to work with the Claims Administrator to ensure that all monies owed to our Company in connection with this litigation are received. This process may result in additional recoveries being recorded in future periods.

Other

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis describes matters considered by Management to be significant to understanding the financial position, results of operations and liquidity of our Company, including a discussion of the results of continuing operations as well as liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 40 weeks ended December 3, 2005 and December 4, 2004.
o Restatement of Previously Issued Financial Statements - a discussion of our Company's restatement of previously issued financial statements resulting from a correction in our accounting for leases.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2005 that Management wishes to share with the reader to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of the following:
     - Results for the 12 weeks ended December 3, 2005 compared to the 12 weeks ended December 4, 2004 and results for the 40 weeks ended December 3, 2005 compared to the 40 weeks ended December 4, 2004;
     -   Our Company's Asset Disposition Initiatives; and
     -   Current and expected future liquidity.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2004 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 - Restatement of Previously Issued Financial Statements, our Company has restated our Consolidated Statements of Operations and Cash Flows for the 12 and 40 weeks ended December 4, 2004 for corrections in our accounting for leases. Readers of the financial statements should read this restated information as opposed to the previously filed information. All referenced amounts for prior periods reflect the balances and amounts on a restated basis.

OVERVIEW

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 10 U.S. states and the District of Columbia. Our Company's business consists strictly of its retail grocery operations, comprised of 407 stores as of December 3, 2005.

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

Our company achieved progress in the third quarter, reflecting the first results of our new strategies to reduce costs, drive revenue and improve the condition and customer appeal of our stores.

Though just underway, more effective operating, merchandising and promotional practices took hold as the quarter progressed, resulting in strong comparable store sales growth through the latter stages, highlighted by a robust year-end holiday sales performance. This developing sales momentum, and the significant overhead reduction resulting from our nearly-completed corporate and field reorganization - produced anticipated improvement in our operating results.

We are pleased with the top and bottom line traction achieved so soon after the initiation of the new strategies, and gratified by the response of our management and associates in executing the initial stage of the plan - despite the challenge of working through the many transitional aspects underway throughout the quarter.

A major example was the ongoing transfer of our supply and logistics operations to C&S Wholesale Grocers, Inc. The changeover has progressed according to plan, and as we continue working with C&S to fine-tune distribution operations, we expect to achieve optimal service levels to support our store network. In addition to the improved efficiencies that we are realizing this fiscal year, we expect the new framework will yield significant annualized savings in Fiscal 2006.

Another important achievement was the new labor agreement reached with the union representing our Michigan store employees, which will foster our ability to complete the turnaround of the Farmer Jack operations in and around Detroit. The cooperation of our union associates combined with our ongoing operating improvements now make continued ownership of Farmer Jack a viable alternative.

In the third quarter, we accomplished the majority of our administrative and operating reorganization, producing significant overhead cost reductions, a fully centralized leadership structure, and a leaner and more responsive organization overall. We anticipate the completion of that activity by the end of the present quarter and fiscal year.

We also completed the new Executive Management Team reporting directly to Eric Claus, President & Chief Executive Officer. On October 28, 2005, Brenda Galgano became Senior Vice President & Chief Financial Officer, succeeding Mitchell P. Goldstein. And on November 28, 2005, Jennifer MacLeod joined A&P in the new position of Senior Vice President, Marketing and Communications.


OUTLOOK

With our commitment to, and focus on sales, reduced overheads and the additional efficiencies we anticipate, we believe that we can sustain and accelerate our year over year improvement, and proceed on track toward the goal of reaching overall profitability in Fiscal 2007.

We remain on course with our strategies to:

o Continue reducing our operating loss by lowering costs system-wide. Key elements will be the completion of our distribution transfer to C&S Wholesale Grocers, Inc. and the continued execution of our organizational restructuring, to bring administration and other overheads fully in line with the needs of our smaller retail business;

o Drive sales growth chain-wide, through the further improvement of operations, merchandising and marketing strategies.

o Accelerate the renewal of our store facilities, through capital investment to convert locations to our recently improved Fresh and Discount prototypes. Examples of both formats will be launched during the fourth quarter in the Northeast, and ongoing development will continue in Fiscal 2006 as per our capital plan.

Beyond those strategies, general attention to cost reduction throughout the business remains a top priority. We continue to seek additional means of improving labor productivity through ongoing communication and cooperation with the trade unions in all of our operating territories, and by lowering administrative, advertising and occupancy and operating expenses.

We are confident that our improving operations and merchandising, lower cost structure and strong balance sheet and financial position will enable us to continue elevating our competitive profile and operating results in the fourth quarter and beyond.

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

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, or if development and remodel costs vary from those budgeted.

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

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. Therefore, comparative information relating to our Canadian business that follows was comprised of 12 weeks during the third quarter ended December 4, 2004, and 24 weeks and 40 weeks during the year to date periods ended December 3, 2005 and December 4, 2004, respectively.


12 WEEKS ENDED DECEMBER 3, 2005 COMPARED TO THE 12 WEEKS ENDED DECEMBER 4, 2004

OVERALL

Sales for the third quarter of fiscal 2005 were $1.6 billion compared to $2.5 billion with the third quarter of fiscal 2004; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -0.3%. This decrease in comparable store sales excludes the impact of sales from the 28 stores that were effected by Hurricane Katrina as those sales are not considered comparable year over year. Loss from continuing operations increased from $72.8 million for the third quarter of fiscal 2004 to loss from continuing operations of $73.8 million for the third quarter of fiscal 2005. Net loss per share - basic and diluted for the third quarter of fiscal 2005 was $1.74 compared to a net loss per share - basic and diluted of $1.96 for the third quarter of fiscal 2004.

                                            12 Weeks           12 Weeks
                                              Ended              Ended          (Unfavorable) /
                                          Dec. 3, 2005       Dec. 4, 2004          Favorable           % Change
                                       ----------------     ---------------     ---------------    ----------------
Sales                                    $   1,580.9         $   2,523.8         $  (942.9)              (37.4%)
Decrease in comparable store sales              (0.3%)              (1.0%)             NA                   NA
Loss from continuing operations                (73.7)              (72.7)             (1.0)               (1.4%)
Income (loss) from discontinued
     operations                                  2.5                (2.6)              5.1              >100.0%
Net (loss) income                              (71.2)              (75.3)              4.1                 5.4%
Net (loss) income per share - basic &
     diluted                                    (1.74)              (1.96)             0.22               11.2%

SALES

Sales for the third quarter of fiscal 2005 of $1,580.9 million decreased $942.9 million or 37.4% from sales of $2,523.8 million for third quarter of fiscal 2004. The lower sales were due to a decrease in U.S. sales of $91.3 million and a decrease in Canadian sales of $851.6 million. The following table presents sales for each of our reportable operating segments for the third quarter of fiscal 2005 and the third quarter of fiscal 2004:

                                        12 Weeks Ended         12 Weeks Ended
                                         Dec. 3, 2005           Dec. 4, 2004             Decrease              % Change
                                      -----------------     -----------------      --------------------    ----------------
United States                         $     1,580.9         $      1,672.2         $          (91.3)               (5.5%)
Canada                                          -                    851.6                   (851.6)             (100.0)
                                      -----------------     -----------------      --------------------    ----------------
Total                                 $     1,580.9         $      2,523.8         $         (942.9)              (37.4%)
                                      =================     =================      ====================    ================

The following details the dollar impact of several items affecting the decrease in sales by reportable operating segment from the third quarter of fiscal 2004 to the third quarter of fiscal 2005:

                           Impact of       Impact of     Comparable      Impact of
                              New           Closed          Store        Hurricane
                            Stores          Stores          Sales         Katrina          Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------

United States            $     11.3     $     (99.9)   $      (4.1)    $      (2.5)   $       3.9    $     (91.3)
Canada                          -               -              -               -           (851.6)        (851.6)
                         -------------  -------------  --------------  -------------  ------------   --------------
       Total             $     11.3     $     (99.9)   $      (4.1)    $      (2.5)   $    (847.7)   $    (942.9)
                         =============  =============  ==============  =============  =============  ==============

The decrease in U.S. sales was primarily attributable to the closing of 56 stores since the beginning of the third quarter of fiscal 2004, of which 47 were closed in fiscal 2005 primarily in the Midwest, decreasing sales by $99.9 million, the decrease in comparable store sales for the third quarter of fiscal 2005 of $4.1 million or -0.3% as compared with the third quarter of fiscal 2004, and the decrease in sales caused by the overall impact of Hurricane Katrina of $2.5 million. These decreases were partially offset by the opening or re-opening of 3 new stores since the beginning of the third quarter of fiscal 2004, of which 2 were opened or re-opened in fiscal 2005, increasing sales by $11.3 million, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $3.9 million.

The decrease in Canadian sales of $851.6 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of sales during the third quarter of fiscal 2005 as compared to 12 weeks during the third quarter of fiscal 2004.

Average weekly sales per supermarket for the U.S. were approximately $333,400 for the third quarter of fiscal 2005 versus $319,100 for the corresponding period of the prior year, an increase of 4.5% primarily due to the impact of closing smaller stores partially offset by the negative comparable store sales.


GROSS MARGIN

The following table presents gross margin dollar results and gross margin as a percentage of sales by reportable operating segment for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Gross margin as a percentage of sales increased 178 basis points to 29.38% for the third quarter of fiscal 2005 from 27.60% for the third quarter of fiscal 2004. This 178 basis point increase was caused primarily by the sale of our Canadian operations which had a lower gross margin rate. Although we lowered our prices in the U.S. during the third quarter of fiscal 2005, which was generally funded by a reduction in cost of sales, there was not a significant impact on gross margin rate.

                                          12 Weeks Ended                                    12 Weeks Ended
                                         December 3, 2005                                  December 4, 2004
                           --------------------------------------------      --------------------------------------------

                                Gross Margin           Rate to Sales%             Gross Margin           Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------

United States                  $      464.5                  29.38%               $      491.2                  29.38%
Canada                                  -                     -                          205.3                  24.11
                               --------------          ---------------            --------------          ---------------
       Total                   $       464.5                 29.38%               $      696.5                  27.60%
                               ==============          ===============            ==============          ===============

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the third quarter of fiscal 2004 to the third quarter of fiscal 2005:

                                        Gross Margin
                             Sales Volume           Rate                Other               Total
                           ---------------     ---------------    ----------------    --------------

United States              $         (26.8)    $           0.1            $     -             $ (26.7)
Canada                                 -                   -                (205.3)            (205.3)
                           ---------------     ---------------    ----------------    ---------------

Total                      $         (26.8)    $           0.1            $ (205.3)           $(232.0)
                           ===============     ===============    ================    ===============

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents store operating, general and administrative expense ("SG&A"), by reportable operating segment, in dollars and as a percentage of sales for the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004. SG&A expense was $546.1 million or 34.54% for the third quarter of fiscal 2005 as compared to $742.8 million or 29.43% for the third quarter of fiscal 2004.

                                          12 Weeks Ended                                    12 Weeks Ended
                                           Dec. 3, 2005                                      Dec. 4, 2004
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------

United States                  $      546.1                  34.54%               $      548.2                  32.78%
Canada                                  -                     -                          194.6                  22.85
                               --------------          ---------------            --------------          --------------
       Total                   $      546.1                  34.54%               $      742.8                  29.43%
                               ==============          ===============            ==============          ==============

Included in SG&A in the U.S. for the third quarter of fiscal 2005 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $2.7 million (17 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 6 - Sale of Our U.S. Distribution Operations and Warehouses;
o costs relating to the divestiture of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives of $18.6 million (118 basis points);
o costs relating to future occupancy costs for four stores closed in connection with Hurricane Katrina in addition to the write-off of an asset for a favorable lease that was recorded for one of these stores that is now closed of $13.2 million (84 basis points) as discussed in Note 7 - Hurricane Katrina and Impact on U.S. Business;

o costs relating to the impairment of unrecoverable assets of $8.1 million (51 basis points) as discussed in Note 9 - Valuation of Long-Lived Assets;
o costs relating to an administrative reorganization during the third quarter of fiscal 2005 of $6.7 million (42 basis points); and
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $5.6 million (35 basis points).

SG&A in the U.S. for the third quarter of fiscal 2004 also included certain charges as follows:

o costs relating to the impairment of unrecoverable assets of $34.7 million (208 basis points); and
o costs relating to severance and other charges of $3.8 million (23 basis points) relating to an administrative reorganization.

Partially offset by:

o a reduction in the vacation accrual of $8.6 million (51 basis points) due to a change in the vacation entitlement policy.

SG&A within our core U.S. operations increased by 7 basis points during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 primarily due to an increase in utility costs of $4.6 million (38 basis points) partially offset by a reduction in advertising costs of $7.0 million (36 basis points).

The decrease in SG&A in Canada of $194.6 million (2,285 basis points) was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of costs in the third quarter of fiscal 2005 as compared to 12 weeks in the third quarter of fiscal 2004.

During the 12 weeks ended December 3, 2005 and December 4, 2004, we recorded impairment losses on long-lived assets as follows:

                                                                12 weeks ended Dec. 3, 2005    12 weeks ended Dec. 4, 2004
                                                              -------------------------------  ----------------------------
                                                                U.S.       Canada     Total       U.S.     Canada     Total
                                                              ---------  ---------  --------   --------  ----------  --------
Impairments due to closure or conversion in the
   normal course of business                                  $   3,760  $       -  $   3,760  $    360  $        -  $    360
Impairments due to unrecoverable assets                           8,116          -      8,116    34,688           -    34,688
Impairments due to closure of stores impacted by Hurricane
   Katrina (1)                                                    6,090          -      6,090         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (2)                                                 12          -         12         -           -         -
Impairments related to property held as part of the 2001
   Asset Disposition (2)                                              -          -          -     1,709           -     1,709
Impairments related to the closure of the Kohl's business (3)         -          -          -       602           -       602
                                                              ---------  ---------  ---------  --------  ----------  --------

Total impairments                                             $  17,978  $       -  $  17,978  $ 37,359  $        -  $ 37,359
                                                              =========  =========  =========  ========  ==========  ========

(1)      Refer to Note 7 - Hurricane Katrina and Impact on U.S. Business
(2)      Refer to Note 11 - Asset Disposition Initiatives
(3)      Refer to Note 10 - Discontinued Operations

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


GAIN ON SALE OF CANADIAN OPERATIONS

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded additional costs of $6.1 million during the 12 weeks ended December 3, 2005.


INTEREST EXPENSE

Interest expense of $15.4 million for the third quarter of fiscal 2005 decreased from the prior year amount of $24.9 million primarily due to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December 15, 2011 resulting in a reduction in interest expense of $7.6 million, and (ii.) lower interest expense of $3.9 million relating to our Canadian operations due to the inclusion of its operating results for zero weeks in the third quarter of fiscal 2005 as compared to 12 weeks in the third quarter of 2004 as a result of its sale.


INCOME TAXES

The benefit from income taxes from continuing operations for the third quarter of fiscal 2005 was $21.1 million (a $21.1 million benefit from our U.S. operations) compared to a provision for income taxes for the third quarter of fiscal 2004 of $4.9 million (a $1.0 million provision for our U.S. operations and a $3.9 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the third quarter of fiscal 2005, our effective income tax rate of 22.2% changed from the effective income tax rate of 7.2% in the second quarter of fiscal 2004 as follows:

                                                               12 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 3, 2005                     December 4, 2004
                                    ---------------------------------  ---------------------------------

                                          Tax            Effective           Tax            Effective
                                        Benefit          Tax Rate         Provision         Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      21,083          (22.2%)     $      (1,035)           1.5%
Canada                                          -            -                (3,889)           5.7%
                                    ---------------  ----------------  --------------   ----------------
                                    $      21,083          (22.2%)     $      (4,924)           7.2%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended December 3, 2005 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, and (ii.) the absence of a tax provision that was recorded for our Canadian operations during the 12 weeks ended December 4, 2004 that was not recorded during the 12 weeks ended December 3, 2005 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Although the Canadian operations have been sold as of December 3, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company has retained significant continuing involvement in the operations of this business upon its sale through our equity investment in Metro, Inc.

The income from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2005 was $2.0 million as compared to $0.1 million for the third quarter of fiscal 2004 and is detailed by business as follows:

                                                       12 Weeks Ended December 3, 2005
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (10)           3,546              (136)           3,400
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                        (10)           3,546              (136)           3,400
Tax benefit (provision)                         4           (1,489)               57           (1,428)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, net
   of tax                           $          (6)   $       2,057     $         (79)   $       1,972
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:

Non-accruable closing costs         $         (10)   $         (26)    $        (136)   $        (172)
Reversal of previously accrued
   occupancy related costs                      -            3,717                 -            3,717
Interest accretion on present value
   of future occupancy and
   severance costs                              -             (145)                -             (145)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (10)   $       3,546     $        (136)   $       3,400
                                    ---------------  ----------------  ---------------  ----------------

                                                       12 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              5              137               (32)             110
                                    ---------------  ----------------  ---------------  ----------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                          5              137               (32)             110
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $           5    $         137     $         (32)   $         110
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:

Non-accruable closing costs         $           7    $         (11)    $         (32)   $         (36)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Interest accretion on present value of
   future occupancy and
   severance costs                             (2)            (206)                -             (208)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $           5    $         137     $         (32)   $         110
                                    ---------------  ----------------  ---------------  ----------------

The gain on disposal of discontinued operations, net of tax, was $0.6 million for the third quarter of fiscal 2005 as compared to a loss on disposal of discontinued operations, net of tax, of $2.7 million for the third quarter of fiscal 2004 and is detailed by business as follows:

                                                       12 Weeks Ended December 3, 2005
                                    --------------------------------------------------------------------

                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
GAIN ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Gain on sale of property            $           -    $         994     $           -    $         994
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, before tax                       -              994                 -              994
Tax provision                                   -             (417)                -             (417)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $           -    $         577     $           -    $         577
                                    ===============  ================  ===============  ================

                                                       12 Weeks ended December 4, 2004
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                                         -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ================


40 WEEKS ENDED DECEMBER 3, 2005 COMPARED TO THE 40 WEEKS ENDED DECEMBER 4, 2004

OVERALL

Sales for the 40 weeks ended December 3, 2005 were $7.1 billion, compared with $8.3 billion for the 40 weeks ended December 4, 2004; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -0.6%. This decrease in comparable store sales excludes the impact of sales from the 28 stores that were effected by Hurricane Katrina as those sales are not considered comparable year over year. Loss from continuing operations reversed from $178.8 million for the 40 weeks ended December 4, 2004 to income from continuing operations of $429.4 million for the 40 weeks ended December 3, 2005. Net income per share - basic and diluted for the 40 weeks ended December 3, 2005 was $10.77 and $10.62, respectively, compared to a net loss per share - basic and diluted of $4.74 for the 40 weeks ended December 4, 2004.

                                            40 Weeks           40 Weeks
                                              Ended              Ended          (Unfavorable) /
                                          Dec. 3, 2005       Dec. 4, 2004          Favorable           % Change
                                       ----------------     ---------------     ---------------    ----------------
Sales                                   $     7,132.8       $     8,294.6       $   (1,161.8)              (14.0%)
Decrease in comparable store sales               (0.6%)              (0.1%)               NA                 NA
Income (loss) from continuing
     operations                                 429.4              (178.8)             608.2              >100.0%
Income (loss) from discontinued
     operations                                   2.3                (3.6)               5.9              >100.0%
Net income (loss)                               431.7              (182.4)             614.1              >100.0%
Net income (loss) per share - basic             10.77               (4.74)             15.51              >100.0%
Net income (loss) per share - diluted           10.62               (4.74)             15.36              >100.0%

SALES

Sales for the 40 weeks ended December 3, 2005 of $7,132.8 million decreased $1,161.8 million or 14.0% from sales of $8,294.6 million for 40 weeks ended December 4, 2004. The lower sales were due to a decrease in U.S. sales of $201.4 million and a decrease in Canadian sales of $960.4 million. The following table presents sales for each of our reportable operating segments for the 40 weeks ended December 3, 2005 and the 40 weeks ended December 4, 2004:

                                        40 Weeks Ended         40 Weeks Ended
                                         Dec. 3, 2005           Dec. 4, 2004             Decrease              % Change
                                      -----------------     -----------------      --------------------    ----------------
United States                         $     5,408.9         $      5,610.3         $         (201.4)               (3.6%)
Canada                                      1,723.9                2,684.3                   (960.4)              (35.8)
                                      -----------------     -----------------      ----------------        ------------
Total                                 $     7,132.8         $      8,294.6         $       (1,161.8)              (14.0%)
                                      =================     =================      ================         ===========

The following details the dollar impact of several items affecting the decrease in sales by reportable operating segment from the 40 weeks ended December 4, 2004 to the 40 weeks ended December 3, 2005:

                           Impact of       Impact of       Foreign     Comparable        Impact of
                              New           Closed        Exchange         Store         Hurricane
                            Stores          Stores          Rate           Sales          Katrina        Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------   -------------

United States            $     53.7     $    (232.0)   $       -       $     (28.9)   $       0.6    $       5.2   $   (201.4)
Canada                         47.6           (65.1)         162.0             1.6            -         (1,106.5)      (960.4)
                         -------------  -------------  --------------  -------------  -------------  ------------  -------------
       Total             $    101.3     $    (297.1)   $     162.0     $    _(27.3)   $      _0.6    $  (1,101.3)  $ (1,161.8)
                         =============  =============  ==============  =============  =============  ============  =============

The decrease in U.S. sales was primarily attributable to the closing of 65 stores since the beginning of fiscal 2004, of which 47 were closed in fiscal 2005 primarily in the Midwest, decreasing sales by $232.0 million, and the decrease in comparable store sales for the 40 weeks ended December 3, 2005 of $28.9 million or -0.6% as compared with the 40 weeks ended December 4, 2004. These decreases were partially offset by the opening or re-opening of 18 new stores since the beginning of fiscal 2004, of which 2 were opened or re-opened in fiscal 2005, increasing sales by $53.7 million, the increase in sales caused by the overall impact of Hurricane Katrina of $0.6 million, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $5.2 million.

The decrease in Canadian sales was primarily attributable to the closure of 14 stores since the beginning of fiscal 2004, of which 1 was closed in fiscal 2005, decreasing sales by $65.1 million, and the sale of our Canadian operations that resulted in the inclusion of 24 weeks of sales during the 40 weeks ended December 3, 2005 as compared to 40 weeks during the 40 weeks ended December 4, 2004, decreasing sales by $1,106.5 million. These decreases were partially offset by the opening or re-opening of 9 stores since the beginning of fiscal 2004, of which 1 was opened or re-opened in fiscal 2005, increasing sales by $47.6 million, the favorable effect of the Canadian exchange rate, which increased sales by $162.0 million, and the increase in comparable store sales for the 40 weeks ended December 3, 2005 of $1.6 million or 0.1% for Company-operated stores and franchised stores combined, as compared to the 40 weeks ended December 4, 2004.

Average weekly sales per supermarket for the U.S. were approximately $326,400 for the 40 weeks ended December 3, 2005 versus $322,100 for the corresponding period of the prior year, an increase of 1.3% primarily due to the impact of closing smaller stores partially offset by the negative comparable store sales. Average weekly sales per supermarket for Canada were approximately $298,600 for the 40 weeks ended December 3, 2005 versus $282,200 for the corresponding period of the prior year, an increase of 5.8%. This increase was primarily due to the increase in the Canadian exchange rate and higher comparable store sales.

GROSS MARGIN

The following table presents gross margin dollar results and gross margin as a percentage of sales by reportable operating segment for the 40 weeks ended December 3, 2005 as compared to the 40 weeks ended December 4, 2004. Gross margin as a percentage of sales increased 44 basis points to 28.31% for the 40 weeks ended December 3, 2005 from 27.87% for the 40 weeks ended December 4, 2004 primarily caused by the sale of our Canadian operations which had a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.

                                          40 Weeks Ended                                    40 Weeks Ended
                                         December 3, 2005                                  December 4, 2004
                           --------------------------------------------      --------------------------------------------

                                Gross Margin           Rate to Sales%             Gross Margin           Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------
United States                  $    1,598.4                  29.55%               $    1,664.6                  29.67%
Canada                                420.7                  24.40                       647.4                  24.12
                               --------------          ---------------            --------------          -----------------
       Total                   $    2,019.1                  28.31%               $    2,312.0                  27.87%
                               ==============          ===============            ==============          =================

The following table details the dollar impact of several items affecting the gross margin dollar decrease from the 40 weeks ended December 4, 2004 to the 40 weeks ended December 3, 2005:

                                                Gross Margin
                             Sales Volume           Rate            Exchange Rate           Other               Total
                           ---------------     ---------------    ---------------     ---------------     --------------
United States              $         (59.8)    $          (6.4)     $          -      $           -       $      (66.2)
Canada                               (58.8)                4.5              32.9             (205.3)            (226.7)
                           ----------------    -------------------  ------------      -------------       ------------

Total                      $        (118.6)    $          (1.9)     $       32.9      $      (205.3)      $     (292.9)
                           ================    ================     ============      =============       ============

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents store operating, general and administrative expense by reportable operating segment, in dollars and as a percentage of sales for the 40 weeks ended December 3, 2005 compared with the 40 weeks ended December 4, 2004. SG&A expense was $2,283.9 million or 32.02% for the 40 weeks ended December 3, 2005 as compared to $2,398.2 million or 28.91% for the 40 weeks ended December 4, 2004.

                                          40 Weeks Ended                                    40 Weeks Ended
                                           Dec. 3, 2005                                      Dec. 4, 2004
                           --------------------------------------------      --------------------------------------------
                                    SG&A               Rate to Sales%                 SG&A               Rate to Sales%
                             ------------------      ----------------           -----------------       ---------------
United States                  $    1,920.4                  35.50%               $    1,764.9                  31.46%
Canada                                363.5                  21.09                       633.3                  23.59
                               --------------          ---------------            --------------          --------------
Total                          $    2,283.9                  32.02%               $    2,398.2                  28.91%
                               ==============          ===============            ==============          ==============

Included in SG&A in the U.S. for the 40 weeks ended December 3, 2005 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $67.3 million (124 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 6 - Sale of Our U.S. Distribution Operations and Warehouses;

o costs relating to the divestiture of our Midwestern U.S. business as discussed in Note 11 - Asset Disposition Initiatives of $103.6 million (192 basis points);
o costs relating to future occupancy costs for four stores closed in connection with Hurricane Katrina, the write-off of an asset for a favorable lease that was recorded for one of these stores that is now closed, and our insurance deductible of $18.2 million (34 basis points);
o costs relating to the impairment of unrecoverable assets of $17.7 million (33 basis points) as discussed in Note 9 - Valuation of Long-Lived Assets;
o costs relating to an administrative reorganization during the 40 weeks ended December 3, 2005, of $13.8 million (26 basis points);
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $5.6 million (10 basis points);
o costs relating to the cash tender offer completed during the 40 weeks ended December 3, 2005, as discussed in Note 5 - Tender Offer and Repurchase of 7.75% Notes Due 2007 and 9.125% Senior Notes Due 2011 of $29.5 million (55 basis points); and
o costs relating to the settlement of our net investment hedge as discussed in Note 16 - Hedge of Net Investment in Foreign Operations of $15.4 million (29 basis points).

Partially offset by:

o higher gains on the sale of certain of our assets of $28.2 million (52 basis points) during the 40 weeks ended December 3, 2005.

SG&A in the U.S. for the 40 weeks ended December 4, 2004 also included certain charges as follows:

o costs relating to the impairment of unrecoverable assets of $34.7 million (62 basis points); and
o costs relating to severance and other charges of $3.8 million (7 basis points) relating to an administrative reorganization.

Partially offset by:

o a reduction in the vacation accrual of $8.6 million (15 basis points) due to a change in the vacation entitlement policy.

SG&A within our core U.S. operations increased by 8 basis points during the 40 weeks ended December 3, 2005 as compared to the 40 weeks ended December 4, 2004 primarily due to an increase in utility costs of $11.0 million (26 basis points) partially offset by a reduction in advertising costs of $9.4 million (13 basis points).

The decrease in SG&A in Canada of $269.8 million (250 basis points) is primarily due to the inclusion of 24 weeks of costs during the 40 weeks ended December 3, 2005 as compared to 40 weeks during the 40 weeks ended December 4, 2004, in addition to (i.) lower depreciation expense of $21.6 million as the Canadian assets were sold during the 40 weeks ended December 3, 2005 as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, and (ii.) the absence of costs relating to the settlement of the Canadian lawsuit of $24.9 million which were included in the 40 weeks ended December 4, 2004.

During the 40 weeks ended December 3, 2005 and December 4, 2004, we recorded impairment losses on long-lived assets as follows:

                                                                40 weeks ended Dec. 3, 2005    40 weeks ended Dec. 4, 2004
                                                              -------------------------------  ------------------------------
                                                                 U.S.     Canada      Total       U.S.     Canada     Total
                                                              ---------  ---------  ---------  --------  ----------  --------
Impairments due to closure or conversion in the
   normal course of business                                  $   4,784  $     506  $   5,290  $  2,039  $        -  $  2,039
Impairments due to unrecoverable assets                          17,728          -     17,728    34,688           -    34,688
Impairments due to closure of stores impacted by Hurricane
   Katrina (1)                                                    6,090          -      6,090         -           -         -
Impairments related to the divestiture of the Midwestern
   U.S. business (2)                                              6,873          -      6,873         -           -         -
Impairments related to the sale of U.S. distribution
   operations and warehouses (3)                                  8,590          -      8,590         -           -         -
Impairments related to property held as part of the 2001
   Asset Disposition (2)                                              -          -          -     1,709           -     1,709
Impairments related to the closure of the Kohl's business (4)         -          -          -       602           -       602
                                                              ---------  ---------  ---------  --------  ----------  --------

Total impairments                                             $  44,065  $     506  $  44,571  $ 39,038  $        -  $ 39,038
                                                              =========  =========  =========  ========  ==========  ========

         (1) Refer to Note 7 - Hurricane Katrina and Impact on U.S. Business
         (2) Refer to Note 11 - Asset Disposition Initiatives
         (3) Refer to Note 6 - Sale of our U.S. Distribution Operations and Warehouses
         (4) Refer to Note 10 - Discontinued Operations

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON SALE OF CANADIAN OPERATIONS

As further discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded a pretax gain of $912.5 million (gain of $780.4 million after tax) during the 40 weeks ended December 3, 2005.

INTEREST EXPENSE

Interest expense of $76.8 million for the 40 weeks ended December 3, 2005 decreased from the prior year amount of $87.0 million due primarily to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December 15, 2011 resulting in a reduction in interest expense of $8.3 million, (ii.) a decrease in capitalized interest of $0.9 million due to mainly a reduction in new store builds, and (iii.) lower interest expense of $4.2 million relating to our Canadian operations due to the inclusion of its operating results for 24 weeks for the 40 weeks ended December 3, 2005 as compared to 40 weeks for the 40 weeks ended December 4, 2004 as a result of its sale, partially offset by higher interest expense resulting from our on-balance sheet long-term real estate liabilities, which includes sale leaseback of Company-owned properties entered into in the fourth quarter of fiscal 2003, of approximately $1.0 million and sale leaseback of locations for which we received landlord allowances of $0.6 million.

INCOME TAXES

The provision for income taxes from continuing operations for the 40 weeks ended December 3, 2005 was $152.9 million (a $134.3 million provision for our U.S. operations and a $18.6 million provision for our Canadian operations) compared to a provision for income taxes from continuing operations for the 40 weeks ended December 4, 2004 of $8.8 million (a $3.5 million provision for our U.S. operations and a $5.3 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the 40 weeks ended December 3, 2005, our effective income tax rate of 26.3% changed from the effective income tax rate of 5.1% for the 40 weeks ended December 4, 2004 as follows:

                                                               40 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 3, 2005                     December 4, 2004
                                    ---------------------------------  ---------------------------------

                                                         Effective                          Effective
                                     Tax Provision       Tax Rate       Tax Provision       Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $    (134,346)          23.1%      $      (3,450)           2.0%
Canada                                    (18,539)           3.2%             (5,318)           3.1%
                                    ---------------  ----------------  ---------------  ----------------
                                    $    (152,885)          26.3%      $      (8,768)           5.1%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to the tax provisions we recorded in the U.S. in connection with (i.) our Company's Domestic Reinvestment Plan as discussed above and (ii.) the sale of our Canadian operations that occurred during the 40 weeks ended December 3, 2005.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Although the Canadian operations have been sold as of December 3, 2005, the criteria necessary to classify the Canadian operations as discontinued have not been satisfied as our Company has retained significant continuing involvement in the operations of this business upon its sale.

The income from operations of discontinued businesses, net of tax, for the 40 weeks ended December 3, 2005 was $1.7 million as compared to a loss from operations of discontinued businesses, net of tax, of $0.9 million for the 40 weeks ended December 4, 2004 and is detailed by business as follows:

                                                       40 Weeks Ended December 3, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (47)           3,170              (187)           2,936
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                        (47)           3,170              (187)           2,936
Tax benefit (provision)                        20           (1,331)               79           (1,232)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, net
   of tax                           $         (27)   $       1,839     $        (108)   $       1,704
                                    ===============  ================  ===============  ================

Disposal related costs included in operating expenses above:

Non-accruable closing costs         $         (47)   $         (44)    $        (187)   $        (278)
Reversal of previously accrued
   occupancy related costs                      -            3,717                 -            3,717
Interest accretion on present value
   of future occupancy and
   severance costs                              -             (503)                -             (503)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (47)   $       3,170     $        (187)   $       2,936
                                    ---------------  ----------------  ---------------  ----------------

                                                       40 Weeks ended December 4, 2004
                                   ---------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            333             (637)             (625)            (929)
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                        333             (637)             (625)            (929)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  -------------
Income (loss) from operations of
   discontinued businesses, net of
   tax                              $         333    $        (637)    $        (625)   $        (929)
                                    ===============  ================  ===============  =============

Disposal related costs included in operating expenses above:

Severance and benefits              $       (326)    $           -     $           -    $        (326)
Reversal of previously accrued
   occupancy related costs                      -              354                 -              354
Non-accruable closing costs                   667             (401)             (625)            (359)
Interest accretion on present value
   of future occupancy and
   severance costs                             (8)            (590)                -             (598)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $         333    $        (637)    $        (625)   $        (929)
                                    ---------------  ----------------  ---------------  -------------

The gain on disposal of discontinued operations, net of tax, was $0.6 million for the third quarter of fiscal 2005 as compared to a loss on disposal of discontinued operations, net of tax, of $2.7 million for the third quarter of fiscal 2004 and is detailed by business as follows:

                                                       40 Weeks Ended December 3, 2005
                                   ---------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
GAIN ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Gain on sale of property            $           -    $         994     $           -    $         994
                                    ---------------  ----------------  ---------------  -------------
Gain on disposal of discontinued
   businesses, before tax                       -              994                 -              994
Tax provision                                   -             (417)                -             (417)
                                    ---------------  ----------------  ---------------  ----------------
Gain on disposal of discontinued
   businesses, net of tax           $           -    $         577     $           -    $         577
                                    ===============  ================  ===============  ================

                                                       40 Weeks ended December 4, 2004
                                   ---------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
LOSS ON DISPOSAL OF DISCONTINUED
   BUSINESSES
Property impairments                $           -    $        (602)    $           -    $        (602)
Loss on sale of business                                         -            (2,100)          (2,100)
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, before tax                       -             (602)           (2,100)          (2,702)
Tax provision                                   -                -                 -                -
                                    ---------------  ----------------  ---------------  ----------------
Loss on disposal of discontinued
   businesses, net of tax           $           -    $        (602)    $      (2,100)   $      (2,702)
                                    ===============  ================  ===============  ================

ASSET DISPOSITION INITIATIVES

OVERVIEW

In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during the third quarter of fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Farmer Jack Restructuring). In addition, during the first, second and third quarters of fiscal 2005, we initiated efforts to divest our businesses in the Midwestern United States and closed 35 of those stores (Divestiture of the Midwestern U.S. Business). Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".


                                                    12 Weeks Ended December 3, 2005
                         -------------------------------------------------------------------------------------
                          Project          2001                  Farmer              Divestiture
                           Great           Asset                  Jack               of Midwest
                          Renewal        Disposition          Restructuring           Operations       Total
                         -----------     -----------        ---------------         -------------  -----------
BALANCE SHEET ACCRUALS
Vacancy                   $      -      $   (1,689)           $       302           $  16,925     $    15,538
PV interest                    328              471                   184                 646           1,629
Severance                        -                -                     -                 591             591
Total accrued to
                          --------      -----------           -----------           ---------     -----------
  balance sheets               328          (1,218)                   486              18,162          17,758
                          --------      -----------           -----------           ---------     -----------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Capital lease termination        -               -                     -                 (588)           (588)
Property writeoffs               -               -                     -                   12              12
Inventory markdowns              -               -                     -                  138             138

Closing costs                    -               -                     -                1,059           1,059
                          --------      -----------           -----------           ---------     -----------
Total non-accruable items        -               -                     -                  621             621
                          --------      -----------           -----------           ---------     -----------
    Less PV interest          (328)           (471)                  (184)               (646)         (1,629)
                          --------      -----------           -----------           ---------     -----------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS EXCLUDING
  PV INTEREST                    -          (1,689)                   302              18,137          16,750
                          ========      ===========           ===========           =========     ===========


                                 12 Weeks Ended December 4, 2004
                          ----------------------------------------------
                          Project       2001        Farmer
                          Great         Asset        Jack
                          Renewal    Disposition  Restructuring   Total
                          --------   -----------  ------------ ---------
BALANCE SHEET ACCRUALS
PV interest               $    418   $       553  $       154  $   1,125
Total accrued to
                          --------   -----------  -----------  ---------
  balance sheets               418           553          154      1,125
                          --------   -----------  -----------  ---------
Occupancy reversals              -       (4,488)            -    (4,488)
Adjustments to
                          --------   -----------  -----------  ---------
  balance sheets                 -       (4,488)            -    (4,488)
                          --------   -----------  -----------  ---------

NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs               -         1,709            -      1,709
                          --------   -----------  -----------  ---------
Total non-accruable items        -         1,709            -      1,709
                          --------   -----------  -----------  ---------
    Less PV interest          (418)        (553)         (154)    (1,125)
                          ---------  -----------  ------------ ----------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING PV INTEREST      $   -    $  (2,779)  $         -  $  (2,779)
                          ========   ===========  ===========  =========

                                                  40 Weeks Ended December 3, 2005
                              ------------------------------------------------------------------------------
                               Project           2001                 Farmer        Divestiture
                                Great            Asset                 Jack         of Midwest
                               Renewal        Disposition          Restructuring    Operations       Total
                              -----------     -----------        ---------------  -------------  -----------
BALANCE SHEET ACCRUALS
Vacancy                         $  (2,570)       $  (1,689)       $   3,662        $  88,443        $  87,846
PV interest                         1,228            1,703              521              782            4,234
Severance                               -                -                -            2,710            2,710
Total accrued to
                                ---------        ---------        ---------        ---------        ---------
  balance sheets                   (1,342)              14            4,183           91,935           94,790
                                ---------        ---------        ---------        ---------        ---------
NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Capital lease termination               -                -                -             (588)            (588)
Property writeoffs                      -                -                -            6,873            6,873
Inventory markdowns                     -                -                -            1,268            1,268
Loss on sale of property                -                -                -            2,263            2,263
Gain on sale of pharmacy
  scripts                               -                -                -             (870)            (870)
Closing costs                           -                -                -            4,016            4,016
                                ---------        ---------        ---------        ---------        ---------
Total non-accruable items               -                -                -           12,962           12,962
                                ---------        ---------        ---------        ---------        ---------
    Less PV interest               (1,228)          (1,703)            (521)            (782)          (4,234)
                                ---------        ---------        ---------        ---------        ---------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS EXCLUDING
  PV INTEREST                      (2,570)          (1,689)           3,662          104,115          103,518
                                ---------        ---------        ---------        ---------        ---------
    Less Gain on sale
      of pharmacy
      scripts                           -                -                -              870              870
    Less closing costs                  -                -                -           (4,016)          (4,016)
                                ---------        ---------        ---------        ---------        ---------
  TOTAL AMOUNT RECORDED
    ON STATEMENTS OF
    CASH FLOWS                     (2,570)          (1,689)           3,662          100,969          100,372
                                =========        =========        =========        =========        =========

                                             40 Weeks Ended December 4, 2004
                              -------------------------------------------------------------------
                               Project           2001                Farmer
                                Great            Asset                Jack
                               Renewal        Disposition          Restructuring           Total
                              ---------       -----------          -------------           ------
BALANCE SHEET ACCRUALS
PV interest                   $ 1,494             $ 1,902             $   534             $ 3,930
Total accrued to
                              -------             -------             -------             -------
  balance sheets                1,494               1,902                 534               3,930
                              -------             -------             -------             -------
Occupancy reversals                 -              (4,488)                  -              (4,488)
Adjustments to
                              -------             -------             -------             -------
  balance sheets                    -              (4,488)                  -              (4,488)
                              -------             -------             -------             -------

NON-ACCRUABLE ITEMS
  RECORDED ON STATEMENTS
  OF OPERATIONS
Property writeoffs                  -               1,709                  90               1,799
Inventory markdowns                 -                   -                 291                 291
Closing costs                       -                   -                 689                 689
                              -------             -------             -------             -------
Total non-accruable items           -               1,709               1,070               2,779
                              -------             -------             -------             -------
    Less PV interest           (1,494)             (1,902)               (534)             (3,930)
                              -------             -------             -------             -------
TOTAL AMOUNT RECORDED
  ON STATEMENTS OF
  OPERATIONS
  EXCLUDING PV INTEREST         $   -             $(2,779)            $ 1,070             $(1,709)
                              =======             =======             =======             =======

PROJECT GREAT RENEWAL

In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets. As of December 3, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 62,802   $    575   $ 63,377      2,177   $      -   $  2,177     64,979        575     65,554
     Addition (1)           2,861        298      3,159          -          -          -      2,861        298      3,159
     Utilization (2)      (13,230)      (386)   (13,616)      (370)         -       (370)   (13,600)      (386)   (13,986)
     Adjustments (3)       (3,645)         -     (3,645)       639          -        639     (3,006)         -     (3,006)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
     Addition (1)           2,276        372      2,648          -          -          -      2,276        372      2,648
     Utilization (2)      (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
     Addition (1)           1,902         20      1,922          -          -          -      1,902         20      1,922
     Utilization (2)       (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
     Balance at
       February 26, 2005 $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
     Addition (1)           1,228          7      1,235          -          -          -      1,228          7      1,235
     Utilization (2)       (4,352)      (167)    (4,519)      (171)         -       (171)    (4,523)      (167)    (4,690)
     Adjustments (3)       (2,570)       (90)    (2,660)         -          -          -     (2,570)       (90)    (2,660)
                         ---------  ---------  ---------  --------   --------   --------  ---------  ---------- ---------
     Balance at
       Dec. 3, 2005      $ 22,270   $      -   $ 22,270   $  1,489   $      -   $  1,489  $  23,759  $       -  $  23,759
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

     (1) The additions to store occupancy of $3.2 million, $2.6 million, and $1.9 million during fiscal 2002, 2003 and 2004, respectively, and $1.2 million during the 40 weeks ended December 3, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
     (2) Occupancy utilization of $13.6 million, $20.0 million, and $5.6 million for fiscal 2002, 2003 and 2004, respectively, and $4.5 million during the 40 weeks ended December 3, 2005 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.4 million, $0.3 million, and $0.5 million for fiscal 2002, 2003 and 2004, respectively, and $0.2 million during the 40 weeks ended December 3, 2005 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
     (3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2002, we recorded a reduction of $3.6 million in occupancy accruals related to this phase of the initiative. Further, we increased our reserve for future minimum pension liabilities by $0.6 million to better reflect expected future payouts under certain collective bargaining agreements. During the 40 weeks ended December 3, 2005, we recorded an additional reduction of $2.6 million in occupancy accruals due to subleasing additional closed stores. As discussed in
         Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at December 3, 2005.

We paid $102.9 million of the total occupancy charges from the time of the original charges through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.1 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $22.3 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.5 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020.

None of these stores were open during either of the first, second or third quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 166 stores included in this phase of the initiative.

At December 3, 2005 and February 26, 2005, approximately $5.6 million and $5.4 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 3, 2005 of $23.8 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

During the third quarter of fiscal 2001, the Company's Board of Directors approved a plan resulting from our review of the performance and potential of each of the Company's businesses and individual stores. At the conclusion of this review, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place. As of December 3, 2005, we had closed all stores and facilities related to this phase of the initiative.

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 23, 2002 $ 78,386   $  1,937   $ 80,323     13,743   $  6,217   $ 19,960  $  92,129  $   8,154  $ 100,283
     Addition (1)           4,041         49      4,090      2,578        966      3,544      6,619      1,015      7,634
     Utilization (2)      (18,745)    (1,642)   (20,387)   (12,508)    (6,952)   (19,460)   (31,253)    (8,594)   (39,847)
     Adjustments (3)      (10,180)         -    (10,180)         -        250        250    (10,180)       250     (9,930)
                         ---------  --------   ---------  --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 22, 2003 $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
     Addition (1)           2,847          3      2,850          -          -          -      2,847          3      2,850
     Utilization (2)       (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
     Adjustments (3)       (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 28, 2004 $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
     Addition (1)           2,449          -      2,449          -          -          -      2,449          -      2,449
     Utilization (2)       (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
     Adjustments (3)       (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
     Balance at
       February 26, 2005 $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
     Addition (1)           1,703          -      1,703          -          -          -      1,703          -      1,703
     Utilization (2)       (3,640)         -     (3,640)       (75)         -        (75)    (3,715)         -     (3,715)
     Adjustments (3)       (1,689)         -     (1,689)         -          -          -     (1,689)         -     (1,689)
                         --------   --------   --------   --------   --------   --------  ---------- ---------  ---------
     Balance at
       Dec. 3, 2005      $ 28,273   $      -   $ 28,273   $     39   $      -   $     39  $  28,312  $       -  $  28,312
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $4.1 million, $2.9 million, and $2.4 million during fiscal 2002, 2003 and 2004, respectively, and $1.7 million during the 40 weeks ended December 3, 2005 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The addition to severance of $3.5 million during fiscal 2002 related to retention and productivity incentives that were accrued as earned.
(2) Occupancy utilization of $20.4 million, $11.0 million, and $6.0 during fiscal 2002, 2003 and 2004, respectively, and $3.6 million during the 40 weeks ended December 3, 2005 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $19.5 million, $3.5 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively, and $0.1 million during the 40 weeks ended December 3, 2005 represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2002, we recorded adjustments of $10.2 million related to reversals of previously accrued occupancy related costs due to the following:

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

         During fiscal 2005, we recorded adjustments of $1.7 million related to the reversals of previously accrued occupancy costs due to a favorable result of subleasing one of the closed properties.

We paid $42.8 million ($39.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.1 million ($19.1 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $28.3 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.04 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006.

At December 3, 2005 and February 26, 2005, approximately $6.6 million and $7.1 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

None of these stores were open during either of the first, second or third quarters of fiscal 2004 or 2005. As such, there was no impact on the Statements of Consolidated Operations from the 39 stores that were identified for closure as part of this asset disposition.

Based upon current available information, we evaluated the reserve balances as of December 3, 2005 of $28.3 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. Our Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING

In the fourth quarter of fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets. As of December 3, 2005, we had closed all 6 stores and successfully completed the conversions related to this phase of the initiative.

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

                                                          Severance
                                                              and
                                        Occupancy          Benefits             Total
                                        ------------    -------------      ----------

     Original charge (1)                $     20,999    $       8,930      $   29,929
     Addition (1)                                 56                -              56
     Utilization (2)                          (1,093)          (4,111)         (5,204)
                                        ------------    -------------      ----------
     Balance at
        February 28, 2004               $     19,962    $       4,819      $   24,781
     Addition (1)                                687                -             687
     Utilization (2)                          (4,747)          (4,813)         (9,560)
                                        ------------    -------------      ----------
     Balance at
       February 26, 2005                $     15,902    $           6      $   15,908
     Addition (1)                                521                -             521
     Utilization (2)                          (2,220)              (6)         (2,226)
     Adjustment (3)                            3,662                -           3,662
                                        ------------    -------------      ----------
     Balance at
        Dec. 3, 2005                    $     17,865    $           -      $   17,865
                                        ============    =============      ==========

     (1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.
     (2) Occupancy utilization of $1.1 million, $4.7 million and $2.2 million during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million and $0.01 million during fiscal 2003, fiscal 2004 and the 40 weeks ended December 3, 2005, respectively, represent payments made to terminated employees during the period.
     (3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the 40 weeks ended December 3, 2005, we recorded an increase of $3.7 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases and obtain sublease rental income related to such leases.

We paid $8.1 million of the total occupancy charges from the time of the original charge through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $8.9 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 300 employees. The remaining occupancy liability of $17.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. The severance liability has been fully utilized as of December 3, 2005 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are the sales and operating results of the 6 stores that were identified for closure as part of this phase of the initiative. The results of these operations are as follows:

                                                12 Weeks Ended                          40 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                        December 3,         December 4,      December 3,            December 4,
                                           2005                2004                2005                2005
                                      ---------------     ---------------    ----------------    ---------------

     Sales                            $            -      $            -     $             -     $        2,433
                                      ==============      ==============     ===============     ==============

     Loss from operations             $            -      $            -     $             -     $          (47)
                                      ==============      ==============     ===============     ==============

At December 4, 2005 and February 26, 2005, approximately $1.6 million and $2.1 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $17.9 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

DIVESTITURE OF MIDWEST OPERATIONS

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to divest our business in the Midwestern United States. This planned divestiture included the closing of a total of 35 stores, all of which have been closed as of December 3, 2005. The remaining business located in the Midwestern United States will continue to operate as part of our core business going forward.

During the 12 and 40 weeks ended December 3, 2005, we recorded charges of $18.1 million and $104.1 million, respectively, related to these closures ($0.2 million and $1.3 million in "Cost of merchandise sold," respectively, and $17.9 million and $102.8 million, respectively, in "Store operating, general and administrative expense" in our Consolidated Statement of Operations), excluding PV interest.

                                                                      12 Weeks Ended            40 Weeks Ended
                                                                     December 3, 2005          December 3, 2005
                                                                  ----------------------    ----------------------
                      Occupancy related                              $       16,925            $        88,443
                      Severance and benefits                                    591                      2,710
                      Capital lease termination                                (588)                      (588)
                      Property writeoffs                                         12                      6,873
                      Loss on the sale of fixed assets                            -                      2,263
                      Sale of pharmacy scripts                                    -                       (870)
                      Inventory markdowns                                       138                      1,268
                      Nonaccruable closing costs                              1,059                      4,016
                                                                     --------------            ---------------

                          Total charges                              $       18,137            $       104,115
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

                                                          Severance
                                                             and
                                        Occupancy          Benefits             Total
                                        -----------     -------------      ------------

     Original charge (1)                $     14,766    $       1,337      $   16,103
       Additions (2)                          74,459            1,373          75,832
       Utilization (3)                        (5,663)         (1,837)         (7,500)
                                        --------------- ---------------    ------------
     Balance at
        Dec. 3, 2005                    $     83,562    $         873      $   84,435
                                        ============    =============      ==========

     (1) The original charge to occupancy during the first quarter of fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to divest our Midwestern business of $14.7 million. The original charge to severance during the first quarter of fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.
     (2) The additions to occupancy during the 40 weeks ended December 3, 2005 represents charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.8 million. The additional charge to severance during the 40 weeks ended December 3, 2005 of $1.4 million related to individual severings as a result of these store closures.
     (3) Occupancy utilization of $5.7 million for 40 weeks ended December 3, 2005, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $1.8 million for the 40 weeks ended December 3, 2005 represents payments made to terminated employees during the period.

We paid $5.7 million of the total occupancy charges from the time of the original charge through December 3, 2005 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $1.8 million of the total net severance charges from the time of the original charges through December 3, 2005, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $83.6 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. The remaining severance liability of $0.9 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 25, 2006.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005 and December 4, 2004 are the sales and operating results of the 35 stores that were closed as part of this divestiture. The results of these operations are as follows:

                                                12 Weeks Ended                          40 Weeks Ended
                                      -----------------------------------    -----------------------------------
                                        December 3,         December 4,      December 3,            December 4,
                                           2005                2004                2005                2004
                                      ---------------     ---------------    ----------------    ---------------

     Sales                            $        2,994      $       78,412     $       110,882     $      263,857
                                      ==============      ==============     ===============     ==============

     Loss from operations             $         (3,602)   $       (8,773)     $      (24,768)    $      (29,094)
                                      =================   ===============     ===============    ==============

At December 3, 2005, approximately $17.8 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $84.4 million as of December 3, 2005 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                                                  Dec. 3, 2005               Dec. 4, 2004
                                                                                -----------------         -----------------

Net cash used in operating activities                                           $      (160,523)          $        (11,107)
                                                                                -----------------         -----------------

Net cash provided by (used in) investing activities                             $       432,838           $       (148,646)
                                                                                -----------------         -----------------

Net cash (used in) provided by financing activities                             $      (402,634)          $          32,933
                                                                                -----------------         -----------------

Net cash flow used in operating activities of $160.5 million for the 40 weeks ended December 3, 2005 primarily reflected our net income of $431.7 million, adjusted for non-cash charges for (i.) depreciation and amortization of $164.0 million, (ii.) asset disposition initiatives of $100.4 million, (iii.) restructuring charges of $62.7 million, (iv.) non-current income taxes of $119.6 million, and (v.) other property impairments of $23.0 million, partially offset by the non-cash gain on sale of Canadian operations of $912.5 million, and a decrease in inventories of $33.4 million partially offset by an increase in receivables of $25.8 million, a decrease in accounts payable of $89.7 million and a decrease in other non-current liabilities of $59.7 million primarily due to the sale of our Canadian operations. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow used in operating activities of $11.1 million for the 40 weeks ended December 4, 2004 primarily reflected our net loss of $182.4 million, adjusted for a non-cash charges of $205.7 million for depreciation and amortization and $34.7 million for the Midwest long lived assets / goodwill impairment, a decrease in accounts receivable of $39.5 million, an increase in accounts payable of $79.4 million partially offset by an increase in inventories of $98.3 million, an increase in prepaid assets and other current assets of $26.4 million, an increase in other assets of $20.7 million and a decrease in other accruals of $25.8 million.

Net cash flow provided by investing activities of $432.8 million for the 40 weeks ended December 3, 2005 primarily reflected proceeds from the sale of our Canadian operations of $960.7 million, proceeds received from the sale of certain of our assets of $62.5 million partially offset by property expenditures totaling $134.8 million, which included 1 new supermarket and 30 major remodels, disposal related expenditures for sale of the Canadian operations of $53.5 million, payments for derivatives of $15.4 million, the increase in restricted cash of $146.7 million, and the net purchases of marketable securities of $243.0 million. For the remainder of fiscal 2005, we have planned capital expenditures of approximately $30 to $60 million, which relate primarily to enlarging or remodeling approximately 25 to 35 supermarkets. We currently expect to close approximately 1 or 2 stores during the remainder of fiscal 2005. Net cash flow used in investing activities of $148.6 million for the 40 weeks ended December 4, 2004 primarily reflected property expenditures totaling $164.3 million, which included 11 new supermarkets and 16 major remodels partially offset by cash received from the sale of certain of our assets of $15.7 million.

Net cash flow used in financing activities of $402.6 million for the 40 weeks ended December 3, 2005 primarily reflected principal payments on long term borrowings and other fees of $413.9 million and principal payments on capital leases of $9.6 million partially offset by proceeds from the exercise of stock options of $23.4 million. Net cash flow provided by financing activities of $32.9 million for the 40 weeks ended December 4, 2004 primarily reflected an increase in book overdrafts of $19.7 million and net proceeds from long term real estate liabilities of $29.9 million partially offset by principal payments on capital leases of $10.0 million and principal payments on long-term borrowings and other fees of $5.9 million.

We reviewed our Company's strategy during the fourth quarter of fiscal 2004 and into early 2005 to establish and sustain a profitable business with long-range growth potential. That review concluded with the plan that future effort and investment should be focused on our core operations in the Northeastern United States, which accounted for about half of total sales, our strongest market positions, and we believe, the best potential for profitable growth going forward. Therefore, we initiated efforts to divest our businesses in both Canada and the Midwestern U.S. At the close of business on August 13, 2005, our Company completed the sale of our Canadian business to Metro, Inc., a supermarket and pharmacy operator in the Provinces of Quebec and Ontario, Canada, for $1.5 billion in cash, stock and certain debt to be assumed by Metro, Inc. We have closed 35 of the 101 stores in the Midwest at this time and as we have not identified a buyer for our remaining operations in the Midwestern United States, our current plan is to operate this business as part of our core business going forward.

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

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if the taxing authorities do not affirm the adequacy of our Company's Domestic Reinvestment Plan, we anticipate that we will be able to modify the operating plan in order to ensure that we have appropriate resources.


WORKING CAPITAL

We had working capital of $622.3 million at December 3, 2005 compared to working capital of $86.5 million at February 26, 2005. We had cash and cash equivalents aggregating $127.5 million at December 3, 2005 compared to $257.7 million at February 26, 2005. The increase in working capital was attributable primarily to the following:

o An increase in restricted cash that can only be used as collateral for our new Letter of Credit Agreement that we entered into during the third quarter of fiscal 2005;
o An increase in marketable securities as we invested our cash received from the sale of our Canadian operations;
o An increase in prepaid expenses and other current assets mainly due to the timing of payments, an increase in our deferred tax assets partially offset by the sale of our Canadian operations;

o A decrease in accounts payable (inclusive of book overdrafts) due to the sale of our Canadian operations and timing;
o A decrease in accrued salaries, wages and benefits due primarily to the sale of our Canadian operations and timing of payments; and
o A decrease in other accruals mainly due to the sale of our Canadian operations.

Partially offset by the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows; and
o A decrease in inventories mainly due to the sale of our Canadian operations.

REVOLVING CREDIT AGREEMENT

During the second quarter of fiscal 2005 and due to the sale of our Canadian operations as discussed in Note 4 - Divestiture of Our Businesses in Canada and the Midwestern United States, our $400 million secured Revolving Credit Agreement ("Revolving Credit Agreement") was amended, eliminating the Canadian portion of the agreement by $65 million. As of the end of the second quarter of fiscal 2005, we had a $335 million Revolving Credit Agreement with a syndicate of lenders enabling us to borrow funds on a revolving basis for short-term borrowings and provide working capital as needed.

During the third quarter of fiscal 2005, the Revolving Credit Agreement was terminated. Concurrently, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We also negotiated an additional $150 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver also includes a $100 million accordion feature which gives us the ability to increase borrowings from $150 million to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. As of December 3, 2005, there were no loans outstanding under this agreement. As of December 3, 2005, after reducing availability for outstanding letters of credit and borrowing base requirements, we had $150.0 million available under the Revolver. Combined with cash we held in short-term investments and marketable securities of $266.6 million, we had total cash availability of $416.6 million at December 3, 2005.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares up to $150 million as well as make bond repurchases which we may do from time to time in the future.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $244.7 million at December 3, 2005 consisted of $31.9 million of 7.75% Notes due April 15, 2007, $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 7.75% Notes and the 9.125% Senior Notes have been eliminated in connection with the tender offer as discussed in Note 5
- Tender Offer and Repurchase of 7.75% Notes due 2007 and 9.125% Senior Notes due 2011. Our notes are not guaranteed by any of our subsidiaries.

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

During the third quarter of fiscal 2005, we repurchased in the open market $0.4 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.1 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections" ("SFAS 145"), this loss has been classified within loss from operations.

OTHER

We currently have Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities at terms contingent upon market conditions at the time of sale.

Our Company's policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2005. However, our Company is permitted, under the terms of our Revolver, to pay cash dividends on common shares.

We are the guarantor of a loan of $1.8 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of December 3, 2005, 146 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $357.8 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with developing outlook with Moody's Investors Service ("Moody's") and B- with developing outlook with Standard & Poor's Ratings Group ("S&P") as of December 3, 2005. Our liquidity rating was SGL3 with Moody's as of December 3, 2005. Our recovery rating was 1 with S&P as of December 3, 2005 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.


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

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on long-lived assets as follows:

                                                                12 weeks ended Dec. 3, 2005    40 weeks ended Dec. 3, 2005
                                                                -----------------------------  -----------------------------
                                                                  U.S.     Canada     Total      U.S.      Canada      Total
                                                              ---------  ---------  ---------  --------  ----------   -------
Impairments due to closure or conversion in the
   normal course of business                                  $   3,760  $       -  $   3,760  $  4,784  $      506   $ 5,290

Impairments due to unrecoverable assets                           8,116          -      8,116    17,728           -    17,728
Impairments due to closure of stores impacted by Hurricane
   Katrina (1)                                                    6,090          -      6,090     6,090           -     6,090
Impairments related to the divestiture of the Midwestern
   U.S. business (2)                                                 12          -         12     6,873           -     6,873
Impairments related to the sale of U.S. distribution
   operations and warehouses (3)                                      -          -          -     8,590           -     8,590
                                                              ---------  ---------  ---------  --------  ----------   -------

Total impairments                                             $  17,978  $       -  $  17,978  $ 44,065  $      506   $44,571
                                                              =========  =========  =========  ========  ==========   =======

     (1) Refer to Note 7 - Hurricane Katrina and Impact on U.S. Business
     (2) Refer to Note 11 - Asset Disposition Initiatives
     (3) Refer to Note 6 - Sale of Our U.S. Distribution Operations and
         Warehouses

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store Reserves

For closed stores that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of December 3, 2005, we had recorded liabilities for estimated probable obligations of $186 million. Of this amount, $23 million relates to stores closed in the normal course of business, $152 million relates to stores closed as part of the asset disposition initiatives (see Note 11 of our Consolidated Financial Statements) and $11 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 10 of our Consolidated Financial Statements).

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $247.0 million in total indebtedness as of December 3, 2005 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended December 3, 2005 and December 4, 2004, a presumed 1% change in the variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $33.2 million at December 3, 2005. We do not believe that a change in the Canadian currency of 10% will have a material effect on our statements of operations or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of December 3, 2005, our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of December 3, 2005.

In the fourth quarter of fiscal 2005, our Company will complete the sale of our U.S. distribution operations and the majority of our warehouse facilities and related assets to C&S Wholesale Grocers, Inc. In connection with the sale of these operations, our Company will no longer maintains internal controls over financial reporting relating to these warehouse physical inventories and the related reconciliations. We have evaluated and identified our key controls associated with the revised process and we are in the process of implementing and testing those key controls.

There have been no other changes during our Company's fiscal quarter ended December 3, 2005 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.



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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 - OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On January 4, 2006, the Company entered into an Employment Agreement with Ms. Melissa E. Sungela, Vice President, Corporate Controller of the Company (the "Sungela Employment Agreement"). Under the Sungela Employment Agreement, Ms. Sungela will earn an annual salary of $200,000 and be eligible for a cash bonus as determined by the Board of Directors or an authorized committee thereof. In addition, Ms. Sungela is entitled to participate in the Company's benefit programs and services, facilities and perquisites appropriate to her position. In the event that the Company terminates Ms. Sungela other than for Cause (as defined therein), Ms. Sungela will be entitled to certain benefits, including severance for a period of twelve (12) months.

The foregoing description of the Sungela Employment Agreement is qualified in its entirety by reference to the full text of the Sungela Employment Agreement, filed as Exhibit 10.17 to this Form 10-Q, and incorporated herein by reference.

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

      4.6 Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank). (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

      4.7 Credit Agreement dated as of November 15, 2005 between the Company and Bank of America, N.A. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, National Association as Documentation Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 18, 2005)

      10.1 Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005)

      10.2 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

      10.3 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

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

      10.17* Employment Agreement, made and entered into as of the 4th of January 2006, by and between our Company and Melissa E. Sungela, as filed herein

      10.18 Employment Agreement, made and entered into as of the 12th of September 2005, by and between our Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

      10.19 Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our Company and Allan Richards (incorporated herein by reference to Exhibit 10.18 to Form 10-Q filed on October 18, 2005)

      10.20 Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our Company and Stephen Slade (incorporated herein by reference to Exhibit 10.19 to Form 10-Q filed on October 18, 2005)

      10.21 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

      10.22 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

      10.23 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

      10.24 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999)

      10.25 Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)

      10.26 Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit
                          10.21 to Form 10-K filed on May 10, 2005)

      10.27 Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)

      10.28 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

      10.29 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004)

      10.30 Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.26 to Form 10-K filed on May 10, 2005)

      10.31 Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 to Form 10-Q filed on October 18, 2005)

      10.32 Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 to Form 10-Q filed on October 18, 2005)

      10.33 Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited ("A&P Canada") and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit
                          10.40 to Form 10-Q filed on October 18, 2005)

      10.34 Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

      10.35 Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, (incorporated herein by reference to Exhibit 10.42 to Form 10-Q filed on October 18, 2005)

      14 Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to Form 10-K filed on May 21, 2004)

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




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated: January 6, 2006      By:        /s/ Melissa E. Sungela
                                ------------------------------------------------
                                       Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)