Form 10-K
period 2006-02-25
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2006-05-09
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from____________ to____________

                          Commission file number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                  13-1890974
-----------------------------------        ------------------------------------
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [X] No [ ]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    X          Accelerated filer               Non-accelerated filer
                        ---------                       ----------                          ---------

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 9, 2005, the registrant's most recently completed second fiscal quarter, was $1,122,677,684.

         The number of shares of common stock outstanding as of the close of business on May 4, 2006 was 41,283,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8, 9A and 15 are incorporated by reference from the Registrant's Fiscal 2005 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant's Proxy Statement.

PART I

ITEM 1 - BUSINESS

GENERAL

         The Great Atlantic & Pacific Tea Company, Inc. ("A&P", "we", "our", "us" or "our Company") is engaged in the retail food business. We operated 405 stores averaging approximately 40,700 square feet per store as of February 25, 2006.

         Operating under the trade names A&P(R), Super Fresh(R), Sav-A-Center(R), Farmer Jack(R), Waldbaum's(TM), Super Foodmart, Food Basics(R), and The Food Emporium(R), we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we sell other private label products in our stores under other brand names of our Company which include without limitation, America's Choice(R), Master Choice(R), Health Pride(R), and Savings Plus.

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

MODERNIZATION OF FACILITIES

         During fiscal 2005, we expended approximately $191 million for capital projects, which included 3 new supermarkets and 41 major remodels or enlargements. Our Company has planned capital expenditures of approximately $175 to $200 million in fiscal 2006. These expenditures relate primarily to opening 2 to 5 new supermarkets, converting 5 to 10 stores to new formats, and enlarging or remodeling 40 - 60 supermarkets. In addition, we plan to continue with at least similar levels of capital expenditures in fiscal 2007 and several years thereafter.

SOURCES OF SUPPLY

         Our Company currently acquires a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms.

EMPLOYEES

         As of February 25, 2006, we had approximately 38,000 employees, of which 66% were employed on a part-time basis. Approximately 87% of our employees are covered by union contracts.

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

SEGMENT INFORMATION

         The segment information required is contained under the caption "Note 15 - Operating Segments" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.

FOREIGN OPERATIONS

         The information required is contained under the captions "Management's Discussion and Analysis", "Note 1 - Summary of Significant Accounting Policies", "Note 2 - Divestiture of our Businesses in Canada and the Midwestern United States", "Note 6 - Valuation of Goodwill and Long-Lived Assets", "Note 8 - Asset Disposition Initiatives", "Note 9 - Indebtedness', "Note 12 - Income Taxes", "Note 13 - Retirement Plans and Benefits", "Note 15 - Operating Segments", "Note 16 - Related Party Transactions", and "Note 17 - Hedge of Net Investment in Foreign Operations" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 1A - RISK FACTORS

         Set forth below is a summary of the material risks to an investment in our securities.

o Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandisers, warehouse clubs, drug stores, dollar stores and restaurants. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain share of sales, thus reducing margins.

o Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the rising prices of oil and gas, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not worsen in fiscal 2006 and 2007. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, the rising prices of oil and gas, customer shopping habits and the consolidation of the food industry on our business.

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

o The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.

o Our Company currently acquires a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

         None.

ITEM 2 - PROPERTIES

         At February 25, 2006, we owned 37 properties consisting of the following:

         Stores, Not Including Stores in Owned Shopping Centers
              Land and building owned                                      10
              Building owned and land leased                               16
                                                                         ----
                  Total stores                                             26

         Shopping Centers
              Land and building owned                                       1
              Building owned and land leased                                1
                                                                         ----
                  Total shopping centers                                    2

         Warehouses
              Land and building owned                                       1

         Administrative and Other Properties
              Land and building owned                                       3
              Building owned and land leased                                1
              Undeveloped land                                              4
                                                                         ----
                  Total other properties                                    8
                                                                         ----
         Total Properties                                                  37
                                                                         ====

         At February 25, 2006, we operated 405 retail stores. These stores are geographically located as follows:

         COMPANY STORES:

              New England States:
                  Connecticut                                              26
                                                                         ----
                      Total                                                26

              Middle Atlantic States:
                  District of Columbia                                      1
                  Delaware                                                  9
                  Maryland                                                 30
                  New Jersey                                               93
                  New York                                                131
                  Pennsylvania                                             25
                                                                         ----
                      Total                                               289

              Midwestern States:
                  Michigan                                                 67
                                                                         ----
                      Total                                                67

              Southern States:
                  Louisiana                                                21
                  Mississippi                                               2
                                                                         ----
                      Total                                                23
                                                                         ----

                  Total Stores                                            405
                                                                         ====

         The total area of all of our operated retail stores is 16.5 million square feet averaging approximately 40,700 square feet per store. Excluding liquor and The Food Emporium(R) stores, which are generally smaller in size, the average store size is approximately 44,200 square feet. The 3 new stores opened in fiscal 2005 consisted of 3 supermarkets and range in size from 33,600 to 50,900 square feet, with an average size of approximately 44,000 square feet. The stores built over the past several years and those planned for fiscal 2006 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 75% of the total square footage.

         As of the end of fiscal 2005, we operated 2 warehouses to service our store network located in Michigan. Our store network is also serviced by C&S Wholesale Grocers, Inc.


ITEM 3 - LEGAL PROCEEDINGS

         The information required is contained under the caption "Note 18 - Commitments and Contingencies" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.



PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required is contained under the captions "Summary of Quarterly Results", "Five Year Summary of Selected Financial Data", and "Stockholder Information" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.

         Although our Company declared and paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share in April 2006, which is subsequent to our fiscal year end of February 25, 2006, our Company's policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted, under the terms of our Revolver, to pay cash dividends on common shares.

         Securities authorized for issuance under equity compensation plans are summarized below:

                                                                           As of February 25, 2006
                                                         ---------------------------------------------------------
                                                                              Weighted Average
                                                             Number of         Exercise Price        Number of
                                                             Securities        of Outstanding        Securities
                                                            to be Issued        Options and         Available to
                                                           Upon Exercises          Rights               Grant
                                                          -----------------  ------------------  ------------------
Plan Category
-------------
1994 Stock Option Plan for officers and key employees               424,585    $       19.96                      - *
1998 Long Term Incentive and Share Award Plan                     1,082,666            18.98              4,662,611**
1994 Stock Option Plan for Board of Directors                        27,134            18.53                 65,567
                                                          -----------------    ---------------   ------------------
TOTAL OPTIONS OUTSTANDING AS OF FEBRUARY 25, 2006                 1,534,385    $       19.24              4,728,178
                                                          =================    ===============   ==================

     *  On March 17, 2004, the plan expired.
     ** At our Annual Meeting of Stockholders on July 14, 2005, the Board of
        Directors voted to increase the number of shares that may be issued under the 1998 Long Term Incentive and Share Award Plan by 3,000,000 shares.


ITEM 6 - SELECTED FINANCIAL DATA

         The information required is contained under the caption "Five Year Summary of Selected Financial Data" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required is contained under the caption "Management's Discussion and Analysis" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required is contained in the section "Market Risk" under the caption "Management's Discussion and Analysis" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a) Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report. Except for the sections included herein by reference, our Fiscal 2005 Annual Report to Stockholders is not deemed to be filed as part of this report.

      (b) Supplementary Data: The information required is contained under the caption "Summary of Quarterly Results" in the Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 25, 2006.


ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

         We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of February 25, 2006, our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of February 25, 2006.

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

Incorporation by reference of Management's Annual Report on Internal Control over Financial Reporting

         Management of The Great Atlantic and Pacific Tea Company, Inc. has prepared an annual report on internal control over financial reporting. Management's report, together with the attestation report of the independent registered public accounting firm, is included in our Company's Fiscal 2005 Annual Report to Stockholders and is herein incorporated by reference in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

         Other than discussed below, there has been no change during our Company's fiscal quarter ended February 25, 2006 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

         In the fourth quarter of fiscal 2005, our Company completed the sale of our U.S. distribution operations and the majority of our warehouse facilities and related assets to C&S Wholesale Grocers, Inc. In connection with the sale of these operations, our Company no longer maintains internal controls over financial reporting relating to these warehouse physical inventories and related reconciliations. We have evaluated and identified our key controls associated with the revised process and these key controls have been implemented and tested.


ITEM 9B - OTHER INFORMATION

None

PART III

ITEMS 10 AND 11 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  EXECUTIVE COMPENSATION

The executive officers of our Company are as follows:

Name                  Age   Current Position
----                  ---   ----------------
Christian W.E. Haub   41    Executive Chairman
Eric Claus            49    President and Chief Executive Officer
John E. Metzger       51    Executive Vice President
Brenda M. Galgano     37    Senior Vice President and Chief Financial Officer
Jennifer MacLeod      45    Senior Vice President, Marketing and Communications
Allan Richards        42    Senior Vice President, Human Resources, Labor
                              Relations, Legal Services & Secretary
Stephen Slade         55    Senior Vice President, Merchandising
Paul Wiseman          45    Senior Vice President, Store Operations
William Moss          58    Vice President and Treasurer
Melissa Sungela       40    Vice President and Corporate Controller

         The executive officers of our Company are chosen annually and serve under the direction of the Chief Executive Officer ("CEO") with the consent of the Board of Directors.

         Mr. Haub was appointed Executive Chairman in August 2005. He was elected a director in December 1991, and is Chair of the Executive Committee. Mr. Haub previously served as Chairman of the Board and Chief Executive Officer; and as Chief Operating Officer of our Company from December 1993, becoming Co-Chief Executive Officer in April 1997, sole CEO in May 1998 and Chairman of the Board in May 2001. Mr. Haub also served as President of the Company from December 1993 through February 2002, and from November 2002 through November 2004. Mr. Haub, son of Helga Haub, is a partner and Co-Chief Executive Officer of Tengelmann Warenhandelsgesellschaft KG, a partnership organized under the laws of the Federal Republic of Germany ("Tengelmann"). Mr. Haub is on the Board of Directors of Metro, Inc., the Food Marketing Institute and on the Board of Trustees of St. Joseph's University in Philadelphia, Pennsylvania.

         Mr. Claus was appointed President & Chief Executive Officer in August 2005. Mr. Claus previously served as President & Chief Executive Officer, Canadian Company from November 2002 to August 2005. Prior to joining our Company, Mr. Claus served as Chief Executive Officer of Co-Op Atlantic, between February 1997 and November 2002.

         Mr. Metzger was appointed Executive Vice President in September 2005. Mr. Metzger previously served as Senior Vice President, Chief Information Officer from February 2002 to September 2005, with the exception of mid-September, 2004 through mid-November, 2004, when he served as the Company's Executive Vice President, Fresh Stores. Prior to that, he was Senior Vice President and Business Process Initiative Business Leader from May 2001 to February 2002, and Vice President, Supply & Logistics from October 1999 to May 2001. Prior to joining our Company, Mr. Metzger was Senior Vice President of CS Integrated LLC from January 1998 to October 1999 and before that, Vice President, Distribution & Procurement for General Mills Restaurants, Inc. from October 1993 to November 1997. Mr. Metzger is a director of the Institute for Standards & Collaboration Commerce, Inc.

         Ms. Galgano, CPA, was appointed Senior Vice President and Chief Financial Officer in November 2005. Ms. Galgano served as Senior Vice President and Corporate Controller, from November 2004 to November 2005; Vice President, Corporate Controller from February 2002 to November 2004, Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers as Senior Manager, Assurance and Business Advisory Services.

         Ms. MacLeod was appointed Senior Vice President, Marketing and Communications in November 2005. Prior to joining our Company, Ms. MacLeod served as Vice President of Marketing and Public Relations from 1998 to November 2005 for Co-op Atlantic, an operator based in New Brunswick, Canada.

         Mr. Richards was appointed Senior Vice President, Human Resources, Labor Relations & Legal Services in September 2005 and in October 2005 was additionally appointed the Company's Secretary. Prior to that Mr. Richards served as Senior Vice President, Labor Relations & Human Resources from July 2004 to September 2005 and as Senior Vice President, Labor Relations from March 2004 to July 2004. Prior to joining our Company Mr. Richards served as a consultant with MGS Consulting, Inc. from July 2003 to July 2004; and prior to that as Director of Labor Relations and Employment Law for Fleming Companies, Inc. from June 2000 to July 2003.

         Mr. Slade was appointed Senior Vice President, Merchandising in September 2005. Prior to that Mr. Slade served as Executive Vice President, Operations from November 2004 to September 2005; and as Banner President from February 2004 to November 2005. Prior to joining our Company, Mr. Slade served from 1999 to 2004 as a Managing Director of K-Mart, a nationwide retailer.

         Mr. Wiseman was appointed Senior Vice President, Store Operations in September 2005. Prior to that Mr. Wiseman was Senior Vice President, Discount Operations, A&P Canada from 2004 to September 2005 and prior to that served as District Manager/Vice President Retail Operations from 1999 to 2004 for Co-op Atlantic, an operator based in New Brunswick, Canada.

         Mr. Moss was appointed Vice President and Treasurer in February 2002. Prior to that Mr. Moss was Vice President, Treasury Services and Risk Management from 1992 to February 2002.

         Ms. Sungela, CPA, was appointed Vice President and Corporate Controller in November 2005. Ms. Sungela served as Vice President and Assistant Corporate Controller from June 2004 to November 2005. Prior to joining our Company, Ms. Sungela was North American Controller for Amersham Biosciences, a part of GE Healthcare, from April 2002 to June 2004. Previously, she served as Director of Accounting Policy for Honeywell, from June 1998 to January 2002.

         The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, in the Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed on or about May 24, 2006 ("Proxy Statement"), and is herein incorporated by reference.

Audit Committee Financial Expert

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT.

      1) Financial Statements: The financial statements required by Item 8 are included in the Fiscal 2005 Annual Report to Stockholders. The following required items are herein incorporated by reference:

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

        4.7                 Credit Agreement dated as of November 15, 2005 between the Company and Bank of
                            America, N.A. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank,
                            N.A. as Syndication Agent, Wachovia Bank, National Association as Documentation
                            Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 18, 2005 and Item 8.01 to
                            Form 8-K filed April 10, 2006)

        10.1*               Executive Employment Agreement, made and entered into as of the 15th day of
                            August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005) and a technical amendment as filed herein

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

        10.13*              Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between our Company and Jennifer MacLeod, as filed herein

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

        10.16               Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on May 10, 2005)

        10.17               Employment Agreement, made and entered into as of the 4th of January 2006, by and between our Company and Melissa E. Sungela, (incorporated herein by reference to
                            Exhibit 10.17 to Form 10-Q filed on January 6, 2006)

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

        10.23               1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form
                            10-K filed on May 24, 1995)

        10.24               1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to
                            Exhibit 10(k) to Form 10-K filed on May 19, 1999 and to Appendix B to the Proxy
                            Statement dated May 27, 2005)

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

        10.30*              Description of Management Incentive Plan (incorporated herein by reference to
                            Exhibit 10.26 to Form 10-K filed on May 10, 2005) and as filed herein

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

        13*                 Fiscal 2005 Annual Report to Stockholders

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

        32*                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002


        * Filed with this 10-K

              Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule



  To the Stockholders and Board of Directors of The Great Atlantic & Pacific Tea Company, Inc.:

  Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated May 9, 2006 appearing in the Fiscal 2005 Annual Report to Stockholders of The Great Atlantic & Pacific Tea Company, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



 PricewaterhouseCoopers LLP
 New York, New York
 May 9, 2006

                                                                     SCHEDULE II

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     YEARS ENDED FEBRUARY 28, 2004, FEBRUARY 26, 2005, AND FEBRUARY 25, 2006
                                 (IN THOUSANDS)


                                                   Additions     Additions
 Allowance for                     Impact of       Charged to    Charged to
 Bad Debts for      Beginning     Adoption of        Costs &        Other                                         Foreign    Ending
  Year Ended         Balance       FIN 46-R         Expenses      Accounts     Deductions (1)  Adjustments (2)    Exchange   Balance
--------------   -------------   -------------   -------------  -------------  --------------  ---------------    --------   -------
Feb. 28, 2004          9,799          (4,200)          5,225              -         (4,554)             -          46        6,316
Feb. 26, 2005          6,316               -          (1,745)             -          1,072              -          70        5,713
Feb. 25, 2006          5,713               -           3,913              -           (159)        (2,461)         36        7,042


                                                   Additions     Additions
  Stock Loss                       Impact of       Charged to    Charged to
  Reserve for       Beginning     Adoption of       Costs &        Other                                          Foreign    Ending
  Year Ended         Balance       FIN 46-R        Expenses       Accounts      Deductions     Adjustments (2)    Exchange   Balance
--------------   -------------   -------------   -------------  -------------  ------------    ---------------    --------   -------
Feb. 28, 2004          8,081               -          (1,147)             -          (251)                -        109       6,792
Feb. 26, 2005          6,792               -           3,016              -             -                 -         81       9,889
Feb. 25, 2006          9,889               -           5,437              -             -            (1,441)        48      13,933


 Deferred Tax                                      Additions     Additions
   Valuation                       Impact of       Charged to    Charged to
 Allowance for      Beginning     Adoption of       Costs &        Other                            Foreign          Ending
  Year Ended         Balance       FIN 46-R        Expenses      Accounts       Deductions (3)      Exchange         Balance
--------------   -------------   -------------   -------------  -------------  ---------------    -------------  --------------
Feb. 28, 2004        161,495               -          67,682              -                -                 -        229,177
Feb. 26, 2005        229,177               -          89,632              -                -                 -        318,809
Feb. 25, 2006        318,809               -          18,652              -         (260,441)                -         77,020


(1) Deductions to Allowance for Bad Debts represent write-offs of accounts receivable balances.

(2) As discussed in Note 2 of our Consolidated Financial Statements for the year ended February 25, 2006, we sold our Canadian operations on August 13, 2005 and as a result, the Canadian balances are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006.

(3) Deductions to the Deferred Tax Valuation Allowance represent utilization of net operating loss carryforwards as a result of the sale of our Canadian operations.

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

                                  The Great Atlantic & Pacific Tea Company, Inc.
                                                 (registrant)

Date:  May 9, 2006           By:              /s/ Brenda M. Galgano
                                ------------------------------------------------
                                   Brenda M. Galgano, Senior Vice President,
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub                                       Executive Chairman
------------------------------------
Christian W.E. Haub

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

/s/ Dan P. Kourkoumelis                                       Director
------------------------------------
Dan P. Kourkoumelis

/s/ Edward Lewis                                              Director
------------------------------------
Edward Lewis

/s/ Richard L. Nolan                                          Director
------------------------------------
Richard L. Nolan

/s/ Maureen B. Tart-Bezer                                     Director
------------------------------------
Maureen B. Tart-Bezer


The above-named persons signed this report on behalf of the registrant on May 9, 2006.


/s/ Melissa E. Sungela                      Vice President, Corporate Controller
------------------------------------
Melissa E. Sungela                                       May 9, 2006