Form 10-Q
period 2006-06-17
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2006-07-21
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 17, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT. YES [X] NO [_]

AS OF JULY 19, 2006 THE REGISTRANT HAD A TOTAL OF 41,449,737 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                      16 Weeks Ended
                                                                              -----------------------------
                                                                              June 17, 2006   June 18, 2005
                                                                              -------------   -------------
Sales                                                                          $ 2,126,895     $ 3,383,633
Cost of merchandise sold                                                        (1,488,744)     (2,445,675)
                                                                               -----------     -----------
Gross margin                                                                       638,151         937,958
Store operating, general and administrative expense                               (643,204)       (976,098)
                                                                               -----------     -----------
Loss from operations                                                                (5,053)        (38,140)
Loss on sale of Canadian operations                                                   (326)           (589)
Interest expense                                                                   (22,156)        (36,123)
Interest income                                                                      4,503           1,186
Minority interest in losses of consolidated franchisees                                 --          (1,536)
Equity in earnings of Metro, Inc.                                                    7,947              --
                                                                               -----------     -----------
Loss from continuing operations before income taxes                                (15,085)        (75,202)
Benefit from (provision for) income taxes                                            9,659         (13,936)
                                                                               -----------     -----------
   Loss from continuing operations                                                  (5,426)        (89,138)
Discontinued operations:
   Loss from operations of discontinued businesses, net of tax benefit of
      $0 and $71 for the 16 weeks ended June 17, 2006 and June 18, 2005,
      respectively                                                                    (683)            (97)
                                                                               -----------     -----------
   Loss from discontinued operations                                                  (683)            (97)
                                                                               -----------     -----------
Net loss                                                                       $    (6,109)    $   (89,235)
                                                                               ===========     ===========
Net loss per share - basic and diluted:
   Continuing operations                                                       $     (0.13)    $     (2.27)
   Discontinued operations                                                           (0.02)          (0.01)
                                                                               -----------     -----------
      Net loss per share - basic and diluted                                   $     (0.15)    $     (2.28)
                                                                               ===========     ===========
Weighted average number of common shares outstanding                            41,280,600      39,201,114
Common stock equivalents                                                           558,704         609,775
                                                                               -----------     -----------
Weighted average number of common and common equivalent
   shares outstanding                                                           41,839,304      39,810,889
                                                                               ===========     ==========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                         Retained      Accumulated
                                       Common Stock       Additional     Earnings         Other           Total
                                   --------------------     Paid-in    (Accumulated   Comprehensive   Stockholders'
                                     Shares      Amount     Capital      Deficit)     Income (Loss)       Equity
                                   ----------   -------   ----------   ------------   -------------   -------------
16 WEEK PERIOD ENDED
JUNE 17, 2006
Balance at beginning of period     41,148,987   $41,149    $497,193      $ 126,432       $ 6,953         $671,727
Net loss                                                                    (6,109)                        (6,109)
Other comprehensive income                                                                11,415           11,415
Cash dividends on common stock -
   $7.25 per share                                         (299,089)                                     (299,089)
Stock options exercised               295,298       295       4,307                                         4,602
Other share based awards                                      3,337                                         3,337
                                   ----------   -------    --------      ---------       -------         --------
Balance at end of period           41,444,285   $41,444    $205,748      $ 120,323       $18,368         $385,883
                                   ==========   =======    ========      =========       =======         ========
16 WEEK PERIOD ENDED
JUNE 18, 2005
Balance at beginning of period     38,764,999   $38,765    $464,543      $(266,198)      $(3,308)        $233,802
Net loss                                                                   (89,235)                       (89,235)
Other comprehensive loss                                                                  (4,020)          (4,020)
Stock options exercised             1,255,170     1,255      10,632                                        11,887
Other share based awards                                      2,140                                         2,140
                                   ----------   -------    --------      ---------       -------         --------
Balance at end of period           40,020,169   $40,020    $477,315      $(355,433)      $(7,328)        $154,574
                                   ==========   =======    ========      =========       =======         ========

COMPREHENSIVE INCOME (LOSS)

                                                                   16 Weeks Ended
                                                           -----------------------------
                                                           June 17, 2006   June 18, 2005
                                                           -------------   -------------
Net loss                                                      $(6,109)        $(89,235)
                                                              -------         --------
Foreign currency translation adjustment                        11,529           (3,963)
Net unrealized loss on marketable securities, net of tax         (114)              --
Net unrealized loss on derivatives, net of tax                     --              (57)
                                                              -------         --------
Other comprehensive income (loss), net of tax                  11,415           (4,020)
                                                              -------         --------
Total comprehensive income (loss)                             $ 5,306         $(93,255)
                                                              =======         ========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                             Net Unrealized                                  Accumulated
                                 Foreign         Loss on      Net Unrealized    Minimum         Other
                                 Currency      Marketable      Gain / (Loss)    Pension    Comprehensive
                               Translation     Securities     on Derivatives   Liability    Income (Loss)
                               -----------   --------------   --------------   ---------   --------------
Balance at February 25, 2006     $12,874         $(1,015)          $ --         $(4,906)       $ 6,953
Current period change             11,529            (114)            --              --         11,415
                                 -------         -------           ----         -------        -------
Balance at June 17, 2006         $24,403         $(1,129)          $ --         $(4,906)       $18,368
                                 =======         =======           ====         =======        =======
Balance at February 26, 2005       3,035              --             57          (6,400)        (3,308)
Current period change             (3,963)             --            (57)             --         (4,020)
                                 -------         -------           ----         -------        -------
Balance at June 18, 2005         $  (928)        $    --           $ --         $(6,400)       $(7,328)
                                 =======         =======           ====         =======        =======

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                        June 17, 2006   February 25, 2006
                                                                        -------------   -----------------
                                                                         (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                           $   97,021        $  229,589
      Restricted cash                                                         69,482           146,309
      Restricted marketable securities                                        95,908                --
      Marketable securities                                                       --           167,405
      Accounts receivable, net of allowance for doubtful accounts of
         $5,743 and $7,042 at June 17, 2006 and February 25, 2006,
         respectively                                                        135,871           175,939
      Inventories                                                            402,015           405,310
      Prepaid expenses and other current assets                               80,428            85,462
                                                                          ----------        ----------
            Total current assets                                             880,725         1,210,014
                                                                          ----------        ----------
Non-current assets:
      Property:
         Property owned                                                      884,871           875,140
         Property leased under capital leases, net                            22,307            23,094
                                                                          ----------        ----------
      Property - net                                                         907,178           898,234
      Equity investment in Metro, Inc.                                       356,486           338,756
      Other assets                                                            51,998            51,861
                                                                          ----------        ----------
Total assets                                                              $2,196,387        $2,498,865
                                                                          ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                   $   32,402        $      569
      Current portion of obligations under capital leases                      1,977             2,274
      Accounts payable                                                       211,540           209,774
      Book overdrafts                                                         43,059            35,447
      Accrued salaries, wages and benefits                                   102,213           121,734
      Accrued taxes                                                           34,870            34,215
      Other accruals                                                         158,923           206,260
                                                                          ----------        ----------
   Total current liabilities                                                 584,984           610,273
                                                                          ----------        ----------
Non-current liabilities:
      Long-term debt                                                         284,772           246,282
      Long-term obligations under capital leases                              31,812            32,270
      Long-term real estate liabilities                                      296,533           297,453
      Other non-current liabilities                                          612,403           640,860
                                                                          ----------        ----------
            Total liabilities                                              1,810,504         1,827,138
                                                                          ----------        ----------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares;
            issued - none                                                         --                --
      Common stock--$1 par value; authorized - 80,000,000 shares;
            issued and outstanding - 41,444,285 and 41,148,987 shares
            at June 17, 2006 and February 25, 2006, respectively              41,444            41,149
      Additional paid-in capital                                             205,748           497,193
      Accumulated other comprehensive income                                  18,368             6,953
      Retained earnings                                                      120,323           126,432
                                                                          ----------        ----------
Total stockholders' equity                                                   385,883           671,727
                                                                          ----------        ----------
Total liabilities and stockholders' equity                                $2,196,387        $2,498,865
                                                                          ==========        ==========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             16 Weeks Ended
                                                                                     -----------------------------
                                                                                     June 17, 2006   June 18, 2005
                                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $  (6,109)       $(89,235)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Asset disposition initiatives                                                        7,251          63,121
      Depreciation and amortization                                                       54,947          71,875
      Income tax benefit relating to the sale of our Canadian operations                 (11,300)             --
      Deferred income tax provision                                                           --           5,430
      Gain on disposal of owned property and write-down of property, net                  (9,676)        (15,352)
      Other property impairments                                                           1,221             506
      Loss on sale of Canadian operations                                                    326             589
      Other share based awards                                                             3,337           2,140
      Equity in earnings of Metro, Inc.                                                   (7,947)             --
      Proceeds from dividends from Metro, Inc.                                             1,702              --
   Other changes in assets and liabilities:
      Decrease in receivables                                                             44,021          16,477
      Decrease (increase) in inventories                                                   3,866         (20,747)
      Increase in prepaid expenses and other current assets                               (4,058)         (2,779)
      Increase in other assets                                                            (2,620)           (434)
      Increase in accounts payable                                                         1,766           6,824
      Decrease in accrued salaries, wages and benefits, and taxes                        (19,387)        (19,054)
      Decrease in other accruals                                                         (47,337)         (7,277)
      Decrease in minority interest                                                           --          (1,533)
      Decrease in other non-current liabilities                                          (14,220)        (11,425)
      Other operating activities, net                                                      1,449           2,105
                                                                                       ---------        --------
Net cash (used in) provided by operating activities                                       (2,768)          1,231
                                                                                       ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (68,129)        (69,820)
   Proceeds from disposal of property                                                     10,384          31,573
   Disposal related expenditures for sale of Canadian operations                            (326)             --
   Decrease in restricted cash                                                            76,827              --
   Purchases of marketable securities                                                   (148,700)             --
   Proceeds from maturities of marketable securities                                     219,404              --
                                                                                       ---------        --------
Net cash provided by (used in) investing activities                                       89,460         (38,247)
                                                                                       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                    288,300              --
   Principal payments on long-term borrowings                                           (217,826)        (14,512)
   Long-term real estate liabilities                                                        (920)            834
   Principal payments on capital leases                                                   (1,974)         (2,238)
   Increase in book overdrafts                                                             7,612           1,463
   Deferred financing fees                                                                   (75)           (731)
   Dividends paid                                                                       (299,089)             --
   Proceeds from stock option exercise                                                     4,602          11,774
                                                                                       ---------        --------
Net cash used in financing activities                                                   (219,370)         (3,410)
   Effect of exchange rate changes on cash and cash equivalents                              110          (3,098)
                                                                                       ---------        --------
Net decrease in cash and cash equivalents                                               (132,568)        (43,524)
Cash and cash equivalents at beginning of period                                         229,589         257,748
                                                                                       ---------        --------
Cash and cash equivalents at end of period                                             $  97,021        $214,224
                                                                                       =========        ========
SUPPLEMENTAL DISCOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                               $   6,868        $ 23,035
Income taxes                                                                           $   2,556        $  2,082

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)
                                (Unaudited)

1. BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows for the 16 weeks ended June 17, 2006 and June 18, 2005, and the Consolidated Balance Sheets at June 17, 2006 and February 25, 2006 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," or "Our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our Company uses the equity method of accounting for our investment in Metro, Inc. as we can exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 requires that handling costs and waste material (spoilage) be recognized as current-period charges regardless of whether they meet the previous requirement of being abnormal. In addition, this Statement requires that allocations of fixed overhead to the cost of inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for our 2006 fiscal year. We have evaluated the provisions of SFAS 151 and concluded that its adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 (the quarter ended June 17, 2006 for our Company). We have evaluated the provisions of SFAS 153 and concluded that its adoption did not have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have evaluated the provisions of SFAS 154 and have concluded that we have not had an accounting change or error correction that would require retrospective application in the first quarter of fiscal 2006.

In September 2005, the FASB ratified the consensus reached in EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction. EITF 04-13 is effective for new arrangements that a company enters into in periods beginning after March 15, 2006 (our second quarter beginning June 18, 2006). We have evaluated the provisions of EITF 04-13 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1 and FAS 124-1"). FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005 and are required to be adopted by our Company in the first quarter of fiscal 2006. We have adopted the guidance and included the necessary disclosures relating to unrealized losses that have not been recognized as other-than-temporary impairments in Note 5 - Cash, Restricted Cash, Cash Equivalents and Marketable Securities at June 17, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

3. SPECIAL ONE-TIME DIVIDEND

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at June 17, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

Although we paid this one-time special dividend, our Company's practice is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted, under the terms of our Revolver, to pay cash dividends on common shares.

In connection with the payment of the special one-time dividend discussed above, our Company also adjusted the number and/or price of all unexercised stock compensation as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments did not have an impact on stock compensation expense for the 16 weeks ended June 17, 2006. Refer to Note 10 - Stock Based Compensation for adjustments made to stock options outstanding and nonvested performance restricted stock units as a result of the dividend.

4. EQUITY INVESTMENT IN METRO, INC.

We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. The value of our equity investment in Metro, Inc. based upon Metro, Inc.'s quoted market price is $502.6 million at June 17, 2006.

The following table summarizes the status and results of our Company's equity investment in Metro, Inc. from February 25, 2006 through June 17, 2006:

Equity investment at February 25, 2006   $338,756
Dividends and distributions received       (1,702)
Equity earnings in Metro, Inc.              7,947
Foreign currency translation               11,485
                                         --------
Equity investment at June 17, 2006       $356,486
                                         ========

In accordance with Emerging Issues Task Force ("EITF") 01-2, "Interpretations of APB Opinion No. 29," we have indefinitely deferred $171.7 million of the gain resulting from the sale of our Canadian operations that directly related to the economic interest we retained in Metro, Inc. We will record our equity earnings or losses relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the first quarter ended June 17, 2006, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations.

The difference between the carrying value of our investment of $356.5 million and the amount of our underlying equity in Metro, Inc.'s net assets of $223.8 million is $132.7 million.

5. CASH, RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At June 17, 2006 and February 25, 2006, we had $69.5 million and $146.3 million, respectively, in restricted cash, which was held in a money market fund, and can only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005. In addition, our marketable securities of $95.9 million at June 17, 2006, held by Bank of America, can also only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005.

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities at June 17, 2006 and February 25, 2006:

                                                                    At June 17, 2006
                                                    -----------------------------------------------
                                                                   Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Costs        Gains       Losses       Value
                                                    ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                                 $ 89,528       $--        $    --     $ 89,528
Cash equivalents:
   Money market funds                                   7,493        --             --        7,493
                                                     --------       ---        -------     --------
Total cash and cash equivalents                        97,021        --             --       97,021
                                                     --------       ---        -------     --------
Restricted cash                                        69,482        --             --       69,482
Restricted marketable securities:
   Corporate bonds                                     51,486        --           (386)      51,100
   Securities of the U.S. government
      and its agencies                                 45,551        --           (743)      44,808
                                                     --------       ---        -------     --------
Total restricted marketable securities                 97,037        --         (1,129)      95,908
                                                     --------       ---        -------     --------
Total cash, cash equivalents, restricted cash and
   marketable securities                             $263,540       $--        $(1,129)    $262,411
                                                     ========       ===        =======     ========
SECURITIES AVAILABLE-FOR-SALE:
   Maturing within one year                          $ 58,979                              $ 58,593
                                                     ========                              ========
   Maturing greater than one year                    $ 45,551                              $ 44,808
                                                     ========                              ========

                                                                    At February 25, 2006
                                                    -----------------------------------------------
                                                                   Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Costs        Gains       Losses       Value
                                                    ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                                 $ 78,414       $--        $    --     $ 78,414
Cash equivalents:
   Money market funds                                 151,175        --             --      151,175
                                                     --------       ---        -------     --------
Total cash and cash equivalents                       229,589        --             --      229,589
                                                     --------       ---        -------     --------
Restricted cash                                       146,309        --             --      146,309
Marketable securities:
   Corporate bonds                                     51,456        --           (457)      50,999
   Securities of the U.S. government
      and its agencies                                 45,943        --           (558)      45,385
   Auction rate securities                             71,021        --             --       71,021
                                                     --------       ---        -------     --------
Total marketable securities                           168,420        --         (1,015)     167,405
                                                     --------       ---        -------     --------
Total cash, cash equivalents, restricted cash and
   marketable securities                             $544,318       $--        $(1,015)    $543,303
                                                     ========       ===        =======     ========
SECURITIES AVAILABLE-FOR-SALE:
   Maturing within one year                          $233,921                              $233,879
                                                     ========                              ========
   Maturing greater than one year                    $ 85,674                              $ 84,701
                                                     ========                              ========

The following table provides the breakdown of the investments with unrealized losses at June 17, 2006 and February 25, 2006:

                                                    June 17, 2006
                         ------------------------------------------------------------------
                          Less than 12 Months    12 Months or Longer           Total
                         --------------------   --------------------   --------------------
                                      Gross                  Gross                  Gross
                           Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                          Value      Losses      Value      Losses      Value      Losses
                         -------   ----------   -------   ----------   -------   ----------
Corporate bonds          $51,100      $(386)    $    --      $  --     $51,100    $  (386)
Securities of the U.S.
   government and
   its agencies               --         --      44,808       (743)     44,808       (743)
                         -------      -----     -------      -----     -------    -------
      Total              $51,100      $(386)    $44,808      $(743)    $95,908    $(1,129)
                         =======      =====     =======      =====     =======    =======

                                                  February 25, 2006
                         ------------------------------------------------------------------
                          Less than 12 Months    12 Months or Longer           Total
                         --------------------   --------------------   --------------------
                                      Gross                  Gross                  Gross
                           Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                          Value      Losses      Value      Losses      Value      Losses
                         -------   ----------   -------   ----------   -------   ----------
Corporate bonds          $11,683      $(41)     $39,316      $(416)    $50,999    $  (457)
Securities of the U.S.
   government and
   its agencies               --        --       45,385       (558)     45,385       (558)
                         -------      ----      -------      -----     -------    -------
      Total              $11,683      $(41)     $84,701      $(974)    $96,384    $(1,015)
                         =======      ====      =======      =====     =======    =======

Corporate bonds: Our unrealized losses on our investments in corporate bonds were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 17, 2006 and February 25, 2006, respectively.

Securities of the U.S. government and its agencies: Our unrealized losses on our investments in securities of the U.S. government and its agencies were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 17, 2006 and February 25, 2006, respectively.

Gross realized gains or losses on sales of investments were $0.05 million and nil for the 16 weeks ended June 17, 2006 and June 18, 2005, respectively.

6. VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS 144, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a 7 year U.S. Treasury risk-free rate.

During the 16 weeks ended June 17, 2006 and June 18, 2005, we recorded impairment losses on long-lived assets of $2.3 million and $6.4 million, respectively, as follows:

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 17, 2006 and June 18, 2005, we recorded impairment losses on property, plant and equipment of $1.2 million and $0.5 million, respectively, related to stores that were or will be closed or converted in the normal course of business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our Asset Disposition Initiatives

During the 16 weeks ended June 17, 2006 and June 18, 2005, we recorded impairment losses on property, plant and equipment of $1.1 million and $5.9 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 16 weeks ended June 17, 2006 and June 18, 2005.

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

During fiscal 2003, we adopted a formal plan to exit the New England and Wisconsin markets as well as our Eight O'Clock Coffee business through the sale and/or disposal of these assets.

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "Loss from operations of discontinued businesses, net of tax" for the 16 weeks ended June 17, 2006 and June 18, 2005.

                                           16 Weeks Ended June 17, 2006
                                      --------------------------------------
                                                              Eight
                                        Northern             O'Clock
                                      New England   Kohl's    Coffee   Total
                                      -----------   ------   -------   -----
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                     $ --       $  --     $--     $  --
Operating expenses                         (14)       (669)     --      (683)
                                          ----       -----     ---     -----
Loss from operations of
   discontinued businesses, before
   tax                                     (14)       (669)     --      (683)
Tax benefit                                 --          --      --        --
                                          ----       -----     ---     -----
Loss from operations of
   discontinued businesses, net
   of tax                                 $(14)      $(669)    $--     $(683)
                                          ====       =====     ===     =====

Disposal related costs included in operating expenses above:

Non-accruable closing costs               $(14)      $   4     $--     $ (10)
Vacancy costs                               --        (541)     --      (541)
Interest accretion on present value
   of future occupancy costs                --        (132)     --      (132)
                                          ----       -----     ---     -----
Total disposal related costs              $(14)      $(669)    $--     $(683)
                                          ====       =====     ===     =====

                                            16 Weeks Ended June 18, 2005
                                      --------------------------------------
                                                              Eight
                                        Northern             O'Clock
                                      New England   Kohl's    Coffee   Total
                                      -----------   ------   -------   -----
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES

Sales                                     $ --      $  --     $  --    $  --
Operating expenses                         (27)      (131)      (10)    (168)
                                          ----      -----     -----    -----

Loss from operations of
   discontinued businesses, before
   tax                                     (27)      (131)      (10)    (168)
Tax benefit                                 11         56         4       71
                                          ----      -----     -----    -----
Loss from operations of
   discontinued businesses, net
   of tax                                 $(16)     $ (75)    $  (6)   $ (97)
                                          ====      =====     =====    =====

Disposal related costs included in operating expenses above:

Non-accruable closing costs               $(27)     $  75     $ (10)   $  38
Interest accretion on present value
   of future occupancy costs                --       (206)       --     (206)
                                          ----      -----     -----    -----
Total disposal related costs              $(27)     $(131)    $ (10)   $(168)
                                          ----      -----     -----    -----

NORTHERN NEW ENGLAND

During the first quarters of fiscal 2006 and fiscal 2005, we incurred additional costs to wind down our operations in this region subsequent to the sale of these stores of $0.01 million and $0.03 million, respectively, primarily related to non-accruable closing costs, which were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

KOHL'S MARKET

During the first quarter of fiscal 2006, we recorded costs of $0.7 million primarily relating to additional vacancy costs that were recorded due to changes in our estimation of such future costs as well as additional costs to wind down this business. During the first quarter of fiscal 2005, we recorded costs of $0.1 million primarily relating to the costs of winding down this business. These amounts were recorded in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 17, 2006 and June 18, 2005.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 16 weeks ended June 17, 2006:

                                           Severance
                                              and       Fixed
                               Occupancy    Benefits    Assets    Total
                               ---------   ---------   -------   -------
Fiscal 2003 charge (1)          $25,487     $13,062    $18,968   $57,517
   Additions (2)                    352          --         --       352
   Utilization (3)               (5,342)     (8,228)   (18,968)  (32,538)
   Adjustments (4)               (1,458)         --         --    (1,458)
                                -------     -------    -------   -------
Balance at February 28, 2004    $19,039     $ 4,834    $    --   $23,873
   Additions (2)                    688          52        602     1,342
   Utilization (3)               (1,918)     (2,201)      (602)   (4,721)
   Adjustments (4)                 (354)         --         --      (354)
                                -------     -------    -------   -------
Balance at February 26, 2005    $17,455     $ 2,685    $    --   $20,140
   Additions (2)                    562          44         --       606
   Utilization (3)               (3,235)     (2,128)        --    (5,363)
   Adjustments (4)               (4,299)        582         --    (3,717)
                                -------     -------    -------   -------
Balance at February 25, 2006    $10,483     $ 1,183    $    --   $11,666
   Additions (2)                    128           4         --       132
   Utilization (3)                 (868)     (1,187)        --    (2,055)
   Adjustments (4)                  541          --         --       541
                                -------     -------    -------   -------
Balance at June 17, 2006        $10,284     $    --    $    --   $10,284
                                =======     =======    =======   =======

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

(2) The fiscal 2003, fiscal 2004, fiscal 2005 and the first quarter of fiscal 2006 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.

(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During the first quarter of fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $0.5 million due to changes in our estimation of such future costs.

We paid $11.4 million of the total occupancy charges from the time of the original charge through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $10.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.7 million of the total original severance and benefits charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 2,000 employees. At June 17, 2006, there are no future obligations for severance and benefits.

At June 17, 2006 and February 25, 2006, $2.7 million and $3.7 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $7.6 million and $8.0 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $10.3 million as of June 17, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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

During the 16 weeks ended June 17, 2006 and June 18, 2005, we incurred additional costs to wind down our operations in this business subsequent to the sale of nil and $0.01 million, respectively. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

8.  ASSET DISPOSITION INITIATIVES

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 17, 2006 and June 18, 2005. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                     16 weeks ended June 17, 2006
                            ------------------------------------------------------------------------------
                                                                                       U.S.
                            Project       2001          Farmer       Closure of    Distribution
                             Great       Asset           Jack        Stores in    Operations and
                            Renewal   Disposition   Restructuring   the Midwest     Warehouses      Total
                            -------   -----------   -------------   -----------   --------------   -------
BALANCE SHEET ACCRUALS
Vacancy                     $(1,165)     $4,433        $(3,021)       $ 5,040         $   873      $ 6,160
PV interest                     344         526            234          1,141              79        2,324
Severance                        --          --             --            (20)            541          521
Total accrued to
   balance sheets
                            -------      ------        -------        -------         -------      -------
                               (821)      4,959         (2,787)         6,161           1,493        9,005
                            -------      ------        -------        -------         -------      -------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Property writeoffs               --          --             --             --           1,049        1,049
Inventory related costs          --          --             --             --            (571)        (571)
Loss on sale of property         --          --             --             92              --           92
Closing costs                    --          --             --             69           1,919        1,988
                            -------      ------        -------        -------         -------      -------
Total non-accruable items        --          --             --            161           2,397        2,558
                            -------      ------        -------        -------         -------      -------
      Less PV interest         (344)       (526)          (234)        (1,141)            (79)      (2,324)
                            -------      ------        -------        -------         -------      -------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF
   OPERATIONS EXCLUDING
   PV INTEREST               (1,165)      4,433         (3,021)         5,181           3,811        9,239
                            -------      ------        -------        -------         -------      -------
      Less closing costs         --          --             --            (69)         (1,919)      (1,988)
                            -------      ------        -------        -------         -------      -------
   TOTAL AMOUNT RECORDED
      ON STATEMENTS OF
      CASH FLOWS            $(1,165)     $4,433        $(3,021)       $ 5,112         $ 1,892      $ 7,251
                            =======      ======        =======        =======         =======      =======

                                                     16 weeks ended June 18, 2005
                            ------------------------------------------------------------------------------
                                                                                       U.S.
                            Project      2001          Farmer        Closure of    Distribution
                             Great       Asset          Jack         Stores in    Operations and
                            Renewal   Disposition   Restructuring   the Midwest     Warehouses      Total
                            -------   -----------   -------------   -----------   --------------   -------
BALANCE SHEET ACCRUALS
Vacancy                      $  --       $  --          $  --         $14,766         $    --      $14,766
PV interest                    525         713            194              --              --        1,432
Severance                       --          --             --           1,337          40,417       41,754
                             -----       -----          -----         -------         -------      -------
Total accrued to
   balance sheets              525         713            194          16,103          40,417       57,952
                             -----       -----          -----         -------         -------      -------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Property writeoffs              --          --             --             126           5,811        5,937
Inventory related costs         --          --             --             586           1,030        1,616
Gain on sale of property        --          --             --            (952)             --         (952)
Gain on sale of pharmacy
   scripts                      --          --             --            (870)             --         (870)
Closing costs                   --          --             --             432             701        1,133
                             -----       -----          -----         -------         -------      -------
Total non-accruable items       --          --             --            (678)          7,542        6,864
                             -----       -----          -----         -------         -------      -------
      Less PV interest        (525)       (713)          (194)             --              --       (1,432)
                             -----       -----          -----         -------         -------      -------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF
   OPERATIONS EXCLUDING
   PV INTEREST                  --          --             --          15,425          47,959       63,384
                             -----       -----          -----         -------         -------      -------
      Less Gain on sale
         of pharmacy
         scripts                --          --             --             870              --          870
      Less closing costs        --          --             --            (432)           (701)      (1,133)
                             -----       -----          -----         -------         -------      -------
   TOTAL AMOUNT RECORDED
      ON STATEMENTS OF
      CASH FLOWS             $  --       $  --          $  --         $15,863         $47,258      $63,121
                             =====       =====          =====         =======         =======      =======

PROJECT GREAT RENEWAL

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                 Occupancy              Severance and Benefits                 Total
                       ----------------------------   --------------------------   ----------------------------
                         U.S.     Canada     Total      U.S.    Canada    Total      U.S.     Canada     Total
                       --------   ------   --------   -------   ------   -------   --------   ------   --------
Balance at
   February 22, 2003   $ 48,788    $ 487   $ 49,275   $ 2,446     $--    $ 2,446   $ 51,234    $ 487   $ 51,721
Addition (1)              2,276      372      2,648        --      --         --      2,276      372      2,648
Utilization (2)         (19,592)    (407)   (19,999)     (289)     --       (289)   (19,881)    (407)   (20,288)
                       --------    -----   --------   -------     ---    -------   --------    -----   --------
Balance at
   February 28, 2004   $ 31,472    $ 452   $ 31,924   $ 2,157     $--    $ 2,157   $ 33,629    $ 452   $ 34,081
Addition (1)              1,902       20      1,922        --      --         --      1,902       20      1,922
Utilization (2)          (5,410)    (222)    (5,632)     (497)     --       (497)    (5,907)    (222)    (6,129)
                       --------    -----   --------   -------     ---    -------   --------    -----   --------
Balance at
   February 26, 2005   $ 27,964    $ 250   $ 28,214   $ 1,660     $--    $ 1,660   $ 29,624    $ 250   $ 29,874
Addition (1)              1,541        7      1,548        --      --         --      1,541        7      1,548
Utilization (2)          (5,858)    (167)    (6,025)     (223)     --       (223)    (6,081)    (167)    (6,248)
Adjustments (3)          (3,648)     (90)    (3,738)       --      --         --     (3,648)     (90)    (3,738)
                       --------    -----   --------   -------     ---    -------   --------    -----   --------
Balance at
   February 25, 2006   $ 19,999    $  --   $ 19,999   $ 1,437     $--    $ 1,437   $ 21,436    $  --   $ 21,436
Addition (1)                344       --        344        --      --         --        344       --        344
Utilization (2)          (1,565)      --     (1,565)      (33)     --        (33)    (1,598)      --     (1,598)
Adjustments (3)          (1,165)      --     (1,165)       --      --         --     (1,165)      --     (1,165)
                       --------    -----   --------   -------     ---    -------   --------    -----   --------
Balance at
   June 17, 2006       $ 17,613    $  --   $ 17,613   $ 1,404     $--    $ 1,404   $ 19,017    $  --   $ 19,017
                       ========    =====   ========   =======     ===    =======   ========    =====   ========

(1) The additions to store occupancy of $2.6 million, $1.9 million, and $1.5 million during fiscal 2003, 2004 and 2005, respectively, and $0.3 million during the 16 weeks ended June 17, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization of $20.0 million, $5.6 million, and $6.0 million for fiscal 2003, 2004 and 2005, respectively, and $1.6 million during the 16 weeks ended June 17, 2006 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.3 million, $0.5 million, and $0.2 million for fiscal 2003, 2004 and 2005, respectively, and $0.03 million during the 16 weeks ended June 17, 2006 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that will open in fiscal 2006. During the first quarter of fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $1.2 million due to changes in our estimation of such future costs.

We paid $105.9 million of the total occupancy charges from the time of the original charges through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.2 million of the total net severance charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $17.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.4 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during either of the first quarters of fiscal 2005 or fiscal 2006.

At June 17, 2006 and February 25, 2006, approximately $4.5 million and $5.1 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 17, 2006 of $19.0 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                Occupancy               Severance and Benefits                 Total
                       ---------------------------   ---------------------------   -----------------------------
                         U.S.    Canada     Total      U.S.    Canada    Total       U.S.      Canada    Total
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 22, 2003   $53,502   $  344   $ 53,846   $ 3,813   $   481   $ 4,294   $ 57,315   $   825   $ 58,140
Addition (1)             2,847        3      2,850        --        --        --      2,847         3      2,850
Utilization (2)         (9,987)    (974)   (10,961)   (2,457)   (1,026)   (3,483)   (12,444)   (2,000)   (14,444)
Adjustments (3)         (6,778)   1,002     (5,776)      955       603     1,558     (5,823)    1,605     (4,218)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 28, 2004   $39,584   $  375   $ 39,959   $ 2,311   $    58   $ 2,369   $ 41,895   $   433   $ 42,328
Addition (1)             2,449       --      2,449        --        --        --      2,449        --      2,449
Utilization (2)         (5,646)    (375)    (6,021)   (2,197)      (58)   (2,255)    (7,843)     (433)    (8,276)
Adjustments (3)         (4,488)      --     (4,488)       --        --        --     (4,488)       --     (4,488)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 26, 2005   $31,899   $   --   $ 31,899   $   114   $    --   $   114   $ 32,013   $    --   $ 32,013
Addition (1)             2,170       --      2,170        --        --        --      2,170        --      2,170
Utilization (2)         (5,262)      --     (5,262)      (97)       --       (97)    (5,359)       --     (5,359)
Adjustments (3)         (2,089)      --     (2,089)       --        --        --     (2,089)       --     (2,089)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 25, 2006   $26,718   $   --   $ 26,718   $    17   $    --   $    17   $ 26,735   $    --   $ 26,735
Addition (1)               526       --        526        --        --        --        526        --        526
Utilization (2)         (6,277)      --     (6,277)       (4)       --        (4)    (6,281)       --     (6,281)
Adjustments (3)          4,433       --      4,433        --        --        --      4,433        --      4,433
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   June 17, 2006       $25,400   $   --   $ 25,400   $    13   $    --   $    13   $ 25,413   $    --   $ 25,413
                       =======   ======   ========   =======   =======   =======   ========   =======   ========

(1) The additions to store occupancy of $2.9 million, $2.4 million, and $2.2 million during fiscal 2003, 2004 and 2005, respectively, and $0.5 million during the 16 weeks ended June 17, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization of $11.0 million, $6.0 million, and $5.3 during fiscal 2003, 2004 and 2005, respectively, and $6.3 million during the 16 weeks ended June 17, 2006 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $3.5 million, $2.3 million, and $0.1 million during fiscal 2003, 2004 and 2005, respectively, and $0.004 during the 16 weeks ended June 17, 2006 represent payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. Finally, during fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. During the first quarter of fiscal 2006, we recorded adjustments for additional vacancy related costs of $4.4 million due to changes in our estimation of such future costs.

We paid $50.7 million ($47.7 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $25.4 million primarily relates to expected future payments under long term leases through 2017. The remaining severance liability of $0.01 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out in 2006. None of these stores were open during either of the first quarters of fiscal 2006 or 2005.

At June 17, 2006 and February 25, 2006, approximately $5.9 million and $6.6 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of June 17, 2006 of $25.4 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. The Company will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING

The following table summarizes the activity to date related to the charges recorded for this initiative all of which were in the U.S.

                                   Severance
                                      and
                       Occupancy    Benefits    Total
                       ---------   ---------   -------
Original charge (1)     $20,999     $ 8,930    $29,929
Addition (1)                 56          --         56
Utilization (2)          (1,093)     (4,111)    (5,204)
                        -------     -------    -------
Balance at
   February 28, 2004    $19,962     $ 4,819    $24,781
Addition (1)                687          --        687
Utilization (2)          (4,747)     (4,813)    (9,560)
                        -------     -------    -------
Balance at
   February 26, 2005    $15,902     $     6    $15,908
Addition (1)                710          --        710
Utilization (2)          (2,738)         (6)    (2,744)
Adjustment (3)            4,376          --      4,376
                        -------     -------    -------
Balance at
   February 25, 2006    $18,250     $    --    $18,250
Addition (1)                234          --        234
Utilization (2)            (520)         --       (520)
Adjustment (3)           (3,021)         --     (3,021)
                        -------     -------    -------
Balance at
   June 17, 2006        $14,943     $    --    $14,943
                        =======     =======    =======

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004, fiscal 2005 and the 16 weeks ended June 17, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.

(2) Occupancy utilization of $1.1 million, $4.7 million, $2.7 million and $0.5 million during fiscal 2003, fiscal 2004, fiscal 2005 and for the 16 weeks ended June 17, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million, $0.01 and nil during fiscal 2003, fiscal 2004, fiscal 2005 and the 16 weeks ended June 17, 2006, respectively, represent payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During the first quarter of fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs.

We paid $9.1 million of the total occupancy charges from the time of the original charge through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $14.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the first quarters of fiscal 2006 or 2005.

At June 17, 2006 and February 25, 2006, approximately $1.3 million and $1.6 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $14.9 million as of June 17, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

CLOSURE OF STORES IN THE MIDWEST

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we have initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of June 17, 2006. The remaining business located in the Midwestern United States will continue to operate as part of our core business going forward.

The following table summarizes the activity to date related to the charges recorded for these store closures.

                                   Severance
                                      and
                       Occupancy    Benefits     Total
                       ---------   ---------   --------
Original charge (1)     $14,766     $ 1,337    $ 16,103
   Additions (2)         75,259       1,373      76,632
   Utilization (3)       (9,538)     (2,439)    (11,977)
   Adjustment (4)         9,153         (44)      9,109
                        -------     -------    --------
Balance at
   February 25, 2006    $89,640     $   227    $ 89,867
   Additions (2)          1,141          --       1,141
   Utilization (3)       (5,416)       (183)     (5,599)
   Adjustment (4)         5,040         (20)      5,020
                        -------     -------    --------
Balance at
   June 17, 2006        $90,405     $    24    $ 90,429
                        =======     =======    ========

(1) The original charge to occupancy during fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to close stores in the Midwest of $14.8 million. The original charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to occupancy during the 16 weeks ended June 17, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.1 million. The additional charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization of $9.5 million and $5.4 million for fiscal 2005 and the 16 weeks ended June 17, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.4 million and $0.2 million for fiscal 2005 and the 16 weeks ended June 17, 2006, respectively, represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.04 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the first quarter of fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $5.0 million due to changes in our estimation of such future costs.

We paid $15.0 million of the total occupancy charges from the time of the original charge through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $2.6 million of the total net severance charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $90.4 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. The remaining severance liability of $0.02 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 24, 2007.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2006 and 2005 are the sales and operating results of the 35 stores that were closed in the Midwest. The results of these operations are as follows:

                          16 Weeks Ended
                       -------------------
                       June 17,   June 18,
                         2006       2005
                       --------   --------
Sales                     $--      $88,477
                          ===      =======
Loss from operations      $--      $(8,867)
                          ===      =======

At June 17, 2006 and February 25, 2006, approximately $22.1 million and $22.5 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $90.4 million as of June 17, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

U.S DISTRIBUTION OPERATIONS AND WAREHOUSES

During fiscal 2005, our Company entered into definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, selling our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the second quarter of fiscal 2005 and was completed during the fourth quarter of fiscal 2005.

The following table summarizes the activity to date related to the charges recorded for the closing of these facilities.

                                   Severance
                                      and
                       Occupancy    Benefits     Total
                       ---------   ---------   --------
Original charge (1)     $     --    $ 40,417   $ 40,417
   Additions (2)          15,420       7,296     22,716
   Utilization (3)          (337)    (43,597)   (43,934)
   Adjustments (4)            --        (493)      (493)
                        --------    --------   --------
Balance at
   February 25, 2006    $ 15,083    $  3,623   $ 18,706
   Additions (2)              79         618        697
   Utilization (3)       (11,129)       (977)   (12,106)
   Adjustment (4)            873         (77)       796
                        --------    --------   --------
Balance at
   June 17, 2006        $  4,906    $  3,187   $  8,093
                        ========    ========   ========

(1) The original charge to severance and benefits during the first quarter of fiscal 2005 of $40.4 million related to (i.) individual severings as well as retention and productivity incentives that were accrued as earned of $7.6 million and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $32.8 million.

(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during the 16 weeks ended June 17, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.1 million. The additions to severance and benefits during fiscal 2005 and the 16 weeks ended June 17, 2006 represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

(3) Occupancy utilization of $0.3 million and $11.1 million for fiscal 2005 and the 16 weeks ended June 17, 2006, respectively, represents payments associated with the closure of certain warehouses. Severance and benefits utilization of $43.6 million and $1.0 million for fiscal 2005 and the 16 weeks ended June 17, 2006, respectively, represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the first quarter of fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $0.9 million due to changes in our estimation of such future costs. During the first quarter of fiscal 2006, we recorded adjustments of $0.1 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

We paid $11.5 million of the total occupancy charges from the time of the original charge through June 17, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $44.6 million of the total net severance and benefits charges from the time of the original charges through June 17, 2006, which resulted from the termination of approximately 140 employees. The remaining occupancy liability of $4.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2026. The remaining severance and benefits liability of $3.2 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 23, 2008.

As of June 17, 2006 and February 25, 2006, approximately $0.4 and $1.4 million, respectively, of the liability was included in "Accrued salaries, wages and benefits," $1.5 and $11.3 million, respectively, of the liability was included in "Other Accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $8.1 million as of June 17, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the warehouses and adjustments to the reserve balance may be recorded in the future, if necessary.

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

                                                                     For the 16 Weeks Ended
                                                             ------------------------------------
                                                               June 17, 2006      June 18, 2005
                                                             ----------------   -----------------
                                                               U.S.    Canada     U.S.     Canada
                                                             -------   ------   -------   -------
Service cost                                                 $ 1,625     $--    $ 1,846   $ 3,039
Interest cost                                                  3,482      --      3,657     4,329
Expected return on plan assets                                (3,800)     --     (4,130)   (5,557)
Amortization of unrecognized net transition asset                 --      --         --        --
Amortization of unrecognized net prior service (gain) cost       (55)     --        (91)      190
Amortization of unrecognized net loss                             50      --         18       598
Administrative expenses and other                                 78      --         --        92
                                                             -------     ---    -------   -------
   Net pension cost                                          $ 1,380     $--    $ 1,300   $ 2,691
                                                             =======     ===    =======   =======

CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 25, 2006, that we expected to contribute $5.2 million in cash to our defined benefit plans in fiscal 2006. As of June 17, 2006, we contributed approximately $1.4 million to our defined benefit plans. We plan to contribute approximately $3.8 million to our plans during the remainder of fiscal 2006.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for our postretirement benefits. The components of net postretirement benefits (income) cost were as follows:

                                                    For the 16 Weeks Ended
                                               -------------------------------
                                                June 17, 2006    June 18, 2005
                                               --------------   --------------
                                                U.S.   Canada    U.S.   Canada
                                               -----   ------   -----   ------

Service cost                                   $ 114     $--    $ 104    $ 50
Interest cost                                    362      --      370     179
Amortization of (gain) loss                      (69)     --      (86)     78
Prior service cost                              (414)     --     (414)    (98)
                                               -----     ---    -----    ----
   Net postretirement benefits (income) cost   $  (7)    $--    $ (26)   $209
                                               =====     ===    =====    ====

10. STOCK BASED COMPENSATION

During the first quarter of fiscal 2006, compensation expense related to share-based incentive plans was $3.3 million, after tax, compared to $2.2 million during the first quarter of fiscal 2005. Included in share-based compensation expense recorded during the first quarter of fiscal 2006 and fiscal 2005 was $0.5 million and $0.9 million, respectively, related to expensing of stock options, $2.2 million and $1.2 million, respectively, relating to expensing of restricted stock, and $0.6 and $0.1 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders. There was no effect on the Consolidated Statement of Cash Flows from the adoption of FAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") as we adopted FAS 123R using the modified prospective application.

At June 17, 2006, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 and 2006 activity is reported below.

I. The 1998 Long Term Incentive and Share Award Plan: This plan provides for the grant of awards in the form of options, SAR's, restricted shares, restricted share units, performance shares, performance units, dividend equivalent, or other share based awards to our Company's officers and key employees. The total number of shares available for issuance under this plan is 8,000,000 subject to anti-dilution provisions. Options and SAR's issued under this plan vest 25% on each anniversary date of issuance over a four year period.

     Performance restricted stock units issued under this plan during fiscal 2005 are earned based on our Company achieving in Fiscal 2007 a profit after taxes, after adjusting for specific matters which our Company considers to be of a non-operating nature, with an outlook for continued, sustainable profitability on the same basis. The units will vest 50% based on achievement of a net profit in fiscal 2007 and 50% based on achievement of a net profit in fiscal 2008. However, if our Company achieves profitability in fiscal 2006, the shares will be earned and vesting will commence in fiscal 2006 in one-third increments, based on achievement of profitability in each year and the outlook for continued, sustainable profitability.

     Performance restricted stock units issued under this plan during fiscal 2006 are earned based on our Company achieving certain operating targets in Fiscal 2008 and are 100% vested in Fiscal 2008 upon achievement of those targets.

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the first quarter ended June 18, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place during the 16 weeks ended June 17, 2006:

                               16 weeks ended
                                June 17, 2006
                               --------------
     Expected life                 7 years
     Volatility                       56%
     Risk-free interest rate        4.96%

     Performance restricted stock units issued under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant and adjusted by an estimated forfeiture rate.

     Stock options

     The following is a summary of the stock option activity during the first quarter ended June 17, 2006:

                                                                  Weighted
                                                    Weighted      Average
                                                     Average     Remaining    Aggregate
                                                    Exercise    Contractual   Intrinsic
                                          Shares      Price    Term (years)     Value
                                        ---------   --------   ------------   ---------
     Outstanding at February 25, 2006   1,534,385    $19.24
        Adjustment for dividend*          371,995        --
        Granted                            86,430     27.71
        Canceled or expired               (92,297)    23.96
        Exercised                        (295,298)    15.43
                                        ---------    ------
     Outstanding at June 17, 2006       1,605,215    $15.67         4.9         $9,365
                                        =========    ======         ===         ======
     Exercisable at:
        June 17, 2006                   1,231,674    $16.87         4.1         $5,706
                                                                    ===         ======
     Nonvested at:
        June 17, 2006                     373,541    $11.70         7.7         $3,659
                                                                    ===         ======

     The total intrinsic value of options exercised during the first quarter ended June 17, 2006 was $4.0 million.

     As of June 17, 2006, approximately $1.3 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.2 years.

     The amount of cash received from the exercise of stock options was approximately $4.6 million.

     Performance Restricted Stock Units

     During the first quarter of fiscal 2006, our Company granted 386,460 shares of performance restricted stock units to selected employees for a total grant date fair value of $10.7 million. Approximately $20.9 million of unrecognized fair value compensation expense relating to all of our performance restricted stock units is expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria.

     The following is a summary of the performance restricted stock units activity during the first quarter ended June 17, 2006:

                                                  Weighted
                                                   Average
                                                  Exercise
                                        Shares      Price
                                      ---------   --------
     Nonvested at February 25, 2006   1,285,000    $14.42
        Adjustment for dividend*        339,369        --
        Granted                         386,460     27.68
        Canceled or expired                  --        --
        Exercised                            --        --
                                      ---------    ------
     Nonvested at June 17, 2006       2,010,829    $14.53
                                      =========    ======

     * As discussed in Note 3 - Special One Time Dividend, our Company adjusted the number and/or price of all unexercised stock compensation as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments had no impact on stock compensation expense for the 16 weeks ended June 17, 2006.

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

11. INCOME TAXES

The income tax provision recorded for the 16 weeks ended June 17, 2006 and June 18, 2005 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 16 weeks ended June 17, 2006, and June 18, 2005, the valuation allowance was decreased by $5.4 million and increased by $3.5 million, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

In October 2004, the U.S. government passed the "Homeland Investment Act" which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. This is achieved by permitting a one time 85% dividends received deduction. Our Company completed the sale of our Canadian subsidiary to Metro, Inc. during fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, we have recorded a tax provision of $98.1 million for the potential disallowance of the 85% dividend received deduction. This amount was recorded in "(Provision for) benefit from income taxes" in our Consolidated Statements of Operations for fiscal 2005 and in "Other non-current liabilities" in our Consolidated Balance Sheet at February 25, 2006. During the first quarter ended June 17, 2006, this tax provision was reduced by $11.3 million to $86.8 million as we continue to experience operating losses which decreases the overall tax provision previously recorded during fiscal 2005. This reduction was recorded in "Benefit from (provision for) income taxes" in our Consolidated Statements of Operations for the 16 weeks ended June 17, 2006. The $86.8 million was recorded in "Other non-current liabilities" in our Consolidated Balance Sheet at June 17, 2006. This amount is subject to further adjustment based upon several factors, including our Company's operating results and the availability of foreign tax credits, which were not estimable at June 17, 2006. Our Company intends to complete a foreign tax credit analysis during fiscal 2006.

For the first quarter of fiscal 2006, our effective income tax rate benefit of 64.0% changed from the effective income tax rate provision of 18.5% in the first quarter of fiscal 2005 as follows:

                               16 Weeks Ended
                -------------------------------------------
                   June 17, 2006          June 18, 2005
                -------------------   ---------------------
                  Tax     Effective      Tax      Effective
                Benefit    Tax Rate   Provision    Tax Rate
                -------   ---------   ---------   ---------
United States    $9,659     (64.0%)    $ (1,455)     1.9%
Canada               --        --       (12,481)    16.6%
                 ------     -----      --------     ----
                 $9,659     (64.0%)    $(13,936)    18.5%
                 ======     =====      ========     ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 16 weeks ended June 17, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, (ii.) the decrease in our valuation allowance as discussed above, (iii.) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 16 weeks ended June 18, 2005 that was not recorded during the 16 weeks ended June 17, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

At June 17, 2006 and February 25, 2006, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets totaling $50.9 million and $60.0 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $50.9 million and $60.0 million, respectively.

12. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the 16 weeks ended June 17, 2006 we operated in two reportable segments:
United States and our investment in Metro, Inc. During the 16 weeks ended June 18, 2005, we operated in two reportable segments: United States and Canada. Our United States and Canadian segments are comprised of retail supermarkets. Our equity investment represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment is greater than 10% of our Company's combined assets of all operating segments and we have significant influence over substantive operating decisions through our membership on Metro, Inc.'s Board of Directors and its committees and information technology services agreement. The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2005 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:

                             16 Weeks Ended
                      -----------------------------
                      June 17, 2006   June 18, 2005
                      -------------   -------------
Sales
   United States        $2,126,895      $2,229,918
   Canada*                      --       1,153,715
                        ----------      ----------
      Total Company     $2,126,895      $3,383,633
                        ==========      ==========
Sales by category
   Grocery (1)          $1,438,882      $2,200,702
   Meat (2)                414,495         696,287
   Produce (3)             268,095         486,644
   Other (4)                 5,423              --
                        ----------      ----------
      Total Company     $2,126,895      $3,383,633
                        ==========      ==========

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.

(2)  The meat category includes meat, deli, bakery and seafood.

(3)  The produce category includes produce and floral.

(4) Other includes sales from an information technology services agreement with Metro, Inc.

Depreciation and amortization
   United States                $54,947   $ 60,980
   Canada*                           --     10,895
                                -------   --------
      Total Company             $54,947   $ 71,875
                                =======   ========

(Loss) income from operations
   United States                $(5,053)  $(77,837)
   Canada*                           --     39,697
                                -------   --------
      Total Company             $(5,053)  $(38,140)
                                =======   ========

                                                   16 Weeks Ended
                                           -----------------------------
                                           June 17, 2006   June 18, 2005
                                           -------------   -------------
(Loss) income from continuing operations
   before income taxes
   United States                              $(23,032)       $(107,973)
   Canada*                                          --           32,771
   Equity investment in Metro, Inc.              7,947               --
                                              --------        ---------
      Total Company                           $(15,085)       $ (75,202)
                                              ========        =========
Capital expenditures
   United States                              $ 68,129        $  39,634
   Canada*                                          --           30,186
                                              --------        ---------
      Total Company                           $ 68,129        $  69,820
                                              ========        =========

                                      June 17, 2006   February 25, 2006
                                      -------------   -----------------
Total assets
   United States                        $1,839,901        $2,160,109
   Canada *                                     --                --
   Equity investment in Metro, Inc.        356,486           338,756
                                        ----------        ----------
      Total Company                     $2,196,387        $2,498,865
                                        ==========        ==========

* We sold our Canadian operations during fiscal 2005; thus, we have included the operating results of our Canadian subsidiary through the date of its sale.

13. INDEBTEDNESS

During fiscal 2005, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We also secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million.

At June 17, 2006 and February 25, 2006, there were $70.5 million and nil, respectively, in outstanding borrowings under our Revolver.

14. HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

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

15. COMMITMENTS AND CONTINGENCIES

Antitrust Class Action Litigation

In connection with a settlement reached in the VISA/Mastercard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our initial review of our historical records as well as estimates provided by the Claims Administrator, we recorded an estimated pretax recovery of $1.5 million as a credit to "Selling, general and administrative expense" in our Consolidated Statements of Operations during fiscal 2005.

On June 29, 2006, our Company received a cash payment of $1.6 million for our portion of the settlement funds for this class action litigation. During the remainder of fiscal 2006, we will continue to work with the Claims Administrator to ensure that any additional monies owed to our Company in connection with this litigation are received. This process may result in additional recoveries being recorded in future periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2006.

o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.

o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2006 that Management wishes to share with the reader to assist in understanding the business.

o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 16 weeks ended June 17, 2006 compared to the 16 weeks ended June 18, 2005; significant business initiatives; current and expected future liquidity; and the impact of various market risks on our Company.

o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

o Critical Accounting Estimates -- a discussion of significant estimates made by Management.

o Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 17, 2006 and June 18, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company, all majority-owned subsidiaries, and franchise operations.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 9 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 405 stores as of June 17, 2006.

Our United States retail operations are organized in three regions: North Region, operating A&P supermarkets in New York and Northern New Jersey, The Food Emporium in Westchester County, N.Y, A&P/Super Foodmart stores in Connecticut, and all Food Basics discount stores; Central Region, operating all Waldbaum's supermarkets, The Food Emporium in Manhattan, and the Farmer Jack supermarkets in Michigan; and South Region, operating Super Fresh supermarkets in Baltimore and Philadelphia, A&P supermarkets in Central New Jersey and Sav-A-Center supermarkets in the greater New Orleans market.

A&P's operating results continued to improve in the Fiscal 2006 1st quarter, as we remained focused on executing our ongoing operating, merchandising, store development and cost reduction strategies. Those efforts yielded ongoing comparable store sales improvements and the realization of targeted cost savings, producing strong increases in operating income.

Alongside the fundamental retail improvements that remain in progress, our Company launched additional examples of our Fresh store format in Baltimore as well as in key northeastern seashore locations based on our successful Midland Park, New Jersey prototype. Each conversion to the Fresh concept has generated sharply increased sales overall, and a significant shift to greater fresh category distribution, further boosting bottom line store performance.

Fresh store development, combined with our evolving discount Food Basics format, and the upgraded gourmet Food Emporium offer to be unveiled later this year, reflect the comprehensive, three-tier marketing thrust that will materialize over the next three years.

In Michigan, we energized our Farmer Jack operations with a new marketing campaign, rekindling that chain's traditional value-plus-quality proposition in our advertising and merchandising. This initiative remains in its early stage, but has generated renewed interest and enthusiasm among Detroit area consumers and media as well as our Farmer Jack associates.

Across the business, we maintained the pace of overall, fundamental improvement. Merchandising execution combined elevated customer appeal with increased buying and selling efficiency; while in operations, we continued to enforce best practices, which likewise improved both customer service and cost-effectiveness.

Those efforts supported the continuation of aggressive weekly ad features, and the ongoing improvement of our every-day pricing levels. Having completed the transition of our purchasing and distribution to our logistics supplier, C&S Wholesale Grocers, we are now achieving the substantial annual savings targeted prior to the change. We continue to work with C&S to optimize service levels and in-stock performance as we drive throughput at retail.

On the administrative side, we realized the cost savings identified by our previous reorganization initiatives, and have now established the reduced cost basis that will be an ongoing contributor to improved operating results going forward.

OUTLOOK

Our objective is to remain focused on the strategic elements that have driven our improvement thus far, thereby remaining on track to achieve overall profitability in Fiscal 2007 as planned.

With our organization essentially in place, our cost structure reduced, and our logistics transformation completed, we are redoubling our efforts behind the strategies driving sales and earnings improvement. Accordingly, the execution of our marketing and retail development plans will continue to be high priorities, as will the continued cost control disciplines we have established.

Key elements include the following:

o Move forward with the conversion of additional locations to the Fresh format;

o Complete the fine-tuning of our evolving discount Food Basics concept and proceed with its rollout to appropriate locations;

o Commence the development of our new generation Gourmet concept, for introduction later this year under The Food Emporium banner in New York City;

o Continue to develop and focus our new Farmer Jack marketing initiatives in Michigan;

o Continue to improve our every-day grocery pricing and value image in all markets, through more efficient buying and distribution, and innovative marketing and promotion techniques.

o Continue to deliver comprehensive training to the majority of our stores associates in Fiscal 2006, as we roll out our "Make It Personal" customer service program across our Company.

Supporting those development efforts is ongoing adherence to cost control, and further reduction wherever possible without compromising the growth of our business. We will continue to seek and optimize additional means of improving labor productivity in cooperation with our people and their labor unions, and by seeking all reasonable opportunities to lower administrative, advertising, occupancy and other operating expenses.

In summary, we are encouraged by the meaningful operating improvement achieved over the past three quarters. As a result, we are increasingly confident that our strategic execution will lead us to our profitability goal in Fiscal 2007.

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

o Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

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

o Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

We sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. Therefore, comparative information relating to our Canadian business that follows did not include any weeks during the first quarter ended June 17, 2006, compared to 16 weeks during the first quarter ended June 18, 2005, respectively.

16 WEEKS ENDED JUNE 17, 2006 COMPARED TO THE 16 WEEKS ENDED JUNE 18, 2005

OVERALL

Sales for the first quarter of fiscal 2006 were $2.1 billion, compared with $3.4 billion in the first quarter of fiscal 2005; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.5%. Loss from continuing operations decreased from $89.1 million for the first quarter of fiscal 2005 to $5.4 million for the first quarter of fiscal 2006. Net loss per share - basic & diluted for the first quarter of fiscal 2006 was $0.15 compared to net loss per share - basic & diluted of $2.28 for the first quarter of fiscal 2005.

                                       16 Weeks       16 Weeks
                                        Ended           Ended        Favorable /
                                    June 17, 2006   June 18, 2005   (Unfavorable)    % Change
                                    -------------   -------------   -------------   ---------
Sales                                  $2,126.9        $3,383.6       $(1,256.7)      (37.1%)
Increase (decrease) in comparable
   store sales                              1.5%           (0.3%)            NA          NA
Loss from continuing operations            (5.4)          (89.1)           83.7        93.9%
Loss from discontinued operations          (0.7)           (0.1)           (0.6)    >(100.0%)
Net loss                                   (6.1)          (89.2)           83.1        93.2%
Net loss per share                        (0.15)          (2.28)           2.13        93.4%

SALES

Sales for the first quarter of fiscal 2006 of $2,126.9 million decreased $1,256.7 million or 37.1% from sales of $3,383.6 million for first quarter of fiscal 2005. The lower sales were due to a decrease in U.S. sales of $103.0 million and a decrease in Canadian sales of $1,153.7 million. The following table presents sales for each of our operating segments for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:

                16 Weeks Ended   16 Weeks Ended
                 June 17, 2006    June 18, 2005    Decrease   % Change
                --------------   --------------   ---------   --------
United States      $2,126.9         $2,229.9      $  (103.0)     (4.6)
Canada                   --          1,153.7       (1,153.7)   (100.0)
                   --------         --------      ---------    ------
Total              $2,126.9         $3,383.6      $(1,256.7)    (37.1%)
                   ========         ========      =========    ======

The following details the dollar impact of several items affecting the decrease in sales by operating segment from the first quarter of fiscal 2005 to the first quarter of fiscal 2006:

                Impact of   Impact of   Comparable
                   New        Closed       Store
                  Stores      Stores       Sales       Other       Total
                ---------   ---------   ----------   ---------   ---------
United States     $10.0      $(150.6)      $32.2     $     5.4   $  (103.0)
Canada               --           --          --      (1,153.7)   (1,153.7)
                  -----      -------       -----     ---------   ---------
   Total          $10.0      $(150.6)      $32.2     $(1,148.3)  $(1,256.7)
                  =====      =======       =====     =========   =========

The decrease in U.S. sales was primarily attributable to the closing of 50 stores since the beginning of fiscal 2005, of which 1 was closed in the first quarter of fiscal 2006, decreasing sales by $150.6 million. This decrease was partially offset by the opening or reopening of 3 new stores since the beginning of fiscal 2005, of which 1 was opened in the first quarter of fiscal 2006, increasing sales by $10.0 million, the increase in comparable store sales for the first quarter of fiscal 2006 of $32.2 million or 1.5% as compared with the first quarter of fiscal 2005, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $5.4 million. Included in the 50 stores closed since the beginning of fiscal 2005 were 35 stores closed as part of the asset disposition initiatives as discussed in Note 8 of our Consolidated Financial Statements.

The decrease in Canadian sales of $1,153.7 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of sales during the first quarter of fiscal 2006 as compared to 16 weeks during the first quarter of fiscal 2005.

Average weekly sales per supermarket for the U.S. were approximately $340,900 for the first quarter of fiscal 2006 versus $322,800 for the corresponding period of the prior year, an increase of 5.6% primarily due to the impact of closing smaller stores and positive comparable store sales.

GROSS MARGIN

The following table presents gross margin dollar results and gross margin as a percentage of sales by operating segment for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Gross margin as a percentage of sales increased 229 basis points to 30.01% for the first quarter of fiscal 2006 from 27.72% for the first quarter of fiscal 2005. This 229 basis point increase was caused by the sale of our

Canadian operations which had a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.

                        16 Weeks Ended                  16 Weeks Ended
                        June 17, 2006                   June 18, 2005
                -----------------------------   -----------------------------
                Gross Margin   Rate to Sales%   Gross Margin   Rate to Sales%
                ------------   --------------   ------------   --------------
United States      $638.2          30.01%          $653.7          29.32%
Canada                 --             --            284.3          24.64
                   ------          -----           ------          -----
Total              $638.2          30.01%          $938.0          27.72%
                   ======          =====           ======          =====

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2005 to the first quarter of fiscal 2006:

                Sales Volume   Gross Margin Rate    Other     Total
                ------------   -----------------   -------   -------
United States      $(30.1)           $14.6         $    --   $ (15.5)
Canada                 --               --          (284.3)   (284.3)
                   ------            -----         -------   -------
Total              $(30.1)           $14.6         $(284.3)  $(299.8)
                   ======            =====         =======   =======

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents store operating, general and administrative expense ("SG&A"), by reportable operating segment, in dollars and as a percentage of sales for the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005. SG&A expense was $643.2 million or 30.24% for the first quarter of fiscal 2006 as compared to $976.1 million or 28.85% for the first quarter of fiscal 2005.

                     16 Weeks Ended            16 Weeks Ended
                      June 17, 2006             June 18, 2005
                -----------------------   -----------------------
                 SG&A    Rate to Sales%    SG&A    Rate to Sales%
                ------   --------------   ------   --------------
United States   $643.2        30.24%      $731.5       32.80%
Canada              --           --        244.6       21.20
                ------        -----       ------       -----
   Total        $643.2        30.24%      $976.1       28.85%
                ======        =====       ======       =====

Included in SG&A in the U.S. for the first quarter of fiscal 2006 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $4.4 million (21 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 8 - Asset Disposition Initiatives;

o    costs relating to closures of stores in the Midwest as discussed in Note 8
     - Asset Disposition Initiatives of $5.2 million (24 basis points);

o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $3.3 million (16 basis points); and

o costs relating to a voluntary labor buyout program in the South Region of $3.7 million (17 basis points)

Partially offset by:

o net gains on real estate activity of $8.7 million (41 basis points) during the first quarter of fiscal 2006.

SG&A in the U.S. for the first quarter of fiscal 2005 also included certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $47.0 million (210 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the closure of stores in the Midwest of $14.8 million (67 basis points) as discussed in Note 8 - Asset Disposition Initiatives; and

o costs relating to the settlement of our net investment hedge as discussed in Note 14 - Hedge of Net Investment in Foreign Operations of $2.9 million (13 basis points)

Partially offset by:

o net gains on real estate activity of $15.4 million (69 basis points) during the first quarter of fiscal 2005.

Excluding the items listed above, SG&A within our core U.S. operations as a percentage of sales decreased by 72 basis points during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily due to the continued focus on discretionary spend.

The decrease in SG&A in Canada of $244.6 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of costs during the first quarter of fiscal 2006 as compared to 16 weeks during the first quarter of fiscal 2005.

During the 16 weeks ended June 17, 2006 and June 18, 2005, we recorded impairment losses on long-lived assets of $2.3 million and $6.4 million, respectively, as follows:

                                           16 weeks ended      16 weeks ended
                                            June 17, 2006       June 18, 2005
                                           --------------   -------------------
                                                 U.S.       U.S.  Canada  Total
                                           --------------   ----  ------  -----
Impairments due to closure or conversion
   in the normal course of business             $1.2        $ --   $0.5   $0.5
Impairments related to our asset
   disposition initiatives (1)                   1.1         5.9     --    5.9
                                                ----        ----   ----   ----
Total impairments                               $2.3        $5.9   $0.5   $6.4
                                                ====        ====   ====   ====

(1)  Refer to Note 8 - Asset Disposition Initiatives

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

INTEREST EXPENSE

Interest expense of $22.2 million for the first quarter of fiscal 2006 decreased from the prior year amount of $36.1 million due primarily to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December, 15, 2011 during the second quarter of fiscal 2005 resulting in a reduction in interest expense of $10.1 million, and (ii.) the absence of interest expense relating to our Canadian operations that was recorded during the 16 weeks ended June 18, 2005 of $5.6 million but not recorded during the 16 weeks ended June 17, 2006 as a result of its sale.

INCOME TAXES

The benefit from income taxes from continuing operations for the first quarter of fiscal 2006 was $9.7 million compared to a provision for income taxes for the first quarter of fiscal 2005 of $13.9 million (a $1.4 million provision for our U.S. operations and a $12.5 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the first quarter of fiscal 2006, our effective income tax rate benefit of 64.0% changed from the effective income tax rate provision of 18.5% in the first quarter of fiscal 2005 as follows:

                               16 Weeks Ended
                -------------------------------------------
                   June 17, 2006          June 18, 2005
                -------------------   ---------------------
                  Tax     Effective      Tax      Effective
                Benefit    Tax Rate   Provision    Tax Rate
                -------   ---------   ---------   ---------
United States    $9,659     (64.0%)   $ (1,455)       1.9%
Canada               --        --      (12,481)      16.6%
                 ------     -----     --------       ----
                 $9,659     (64.0%)   $(13,936)      18.5%
                 ======     =====     ========       ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 16 weeks ended June 17, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan and the sale of our Canadian operations, (ii.) the decrease in our valuation allowance, (iii.) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 16 weeks ended June 18, 2005 that was not recorded during the 16 weeks ended June 17, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2006 of $0.7 million increased from the prior year amount of $0.1 million for the first quarter of fiscal 2005 primarily due to additional vacancy costs that were recorded in the first quarter of fiscal 2006 due to changes in our estimation of such future costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                              16 weeks ended
                                                      -----------------------------
                                                      June 17, 2006   June 18, 2005
                                                      -------------   -------------
Net cash (used in) provided by operating activities     $  (2,768)       $  1,231
                                                        ---------        --------
Net cash provided by (used in) investing activities     $  89,460        $(38,247)
                                                        ---------        --------
Net cash used in by financing activities                $(219,370)       $ (3,410)
                                                        ---------        --------

Net cash used in operating activities of $2.8 million for the 16 weeks ended June 17, 2006 primarily reflected our net loss of $6.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $54.9 million, and (ii.) our asset disposition initiatives of $7.3 million, partially offset by (iii.) gains on the disposal of owned property of $9.7 million, (iv.) income tax benefit relating to the sale of our Canadian operations of $11.3 million, and (v.) our equity in earnings of Metro, Inc. of $7.9 million, and a decrease in accounts receivable of $44.0 million partially offset by a decrease in accrued salaries, wages and benefits, and taxes of $19.4 million, a decrease in other accruals of $47.3 million and a decrease in non-current liabilities of $14.2 million due mainly to a decrease in closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $1.2 million for the 16 weeks ended June 18, 2005 primarily reflected our net loss of $89.2 million, adjusted for non-cash charges for (i.) depreciation and amortization of $71.9 million, (ii.) our asset disposition initiatives of $63.1 million, partially offset by (iii.) gains on the disposal of owned property of $15.4 million, a decrease in accounts receivable of $16.5 million partially offset by an increase in inventories of $20.7 million, a decrease in accrued salaries, wages and benefits, and taxes of $19.1 million and a decrease in non-current liabilities of $11.4 million due mainly to a decrease in closed store accruals.

Net cash provided by investing activities of $89.5 million for the 16 weeks ended June 17, 2006 primarily reflected cash received from the sale of certain of our assets of $10.4 million, a decrease in restricted cash of $76.8 million, and net sales of marketable securities of $70.7 million partially offset by property expenditures totaling $68.1 million, which included 1 new supermarket, 6 major remodels and 27 minor remodels. For the remainder of fiscal 2006, we have planned capital expenditures of approximately $150 million, which relate primarily to opening up to 5 new supermarkets under the Fresh format, enlarging or remodeling up to 35 supermarkets to the new Fresh format, converting up to 10 stores to the new Food Basics(R) format, and converting 1 supermarket to the new Gourmet format. We currently expect to close up to 3 stores during the remainder of fiscal 2006. Net cash flow used in investing activities of $38.2 million for the 16 weeks ended June 18, 2005 primarily reflected property expenditures totaling $69.8 million, which included 1 new supermarket and 25 major remodels, partially offset by cash received from the sale of certain of our assets of $31.6 million.

Net cash used in financing activities of $219.4 million for the 16 weeks ended June 17, 2006 primarily reflected principal payments on long term borrowings of $217.8 million, principal payments on capital leases of $2.0 million, and dividends paid of $299.1 million partially offset by proceeds from long-term borrowings of $288.3 million, an increase in book overdrafts of $7.6 million and proceeds from the exercise of stock options of $4.6 million. Net cash flow used in financing activities of $3.4 million for the

16 weeks ended June 18, 2005 primarily reflected principal payments on long term borrowings of $14.5 million and principal payments on capital leases of $2.2 million partially offset by proceeds from the exercise of stock options of $11.8 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2006 at this time has been approved and we believe that our present cash resources, including invested cash on hand as well as our marketable securities, available borrowings from our Revolver and other sources, are sufficient to meet our needs. In addition, effective April 4, 2006, aggregate commitments under our Revolver, dated as of November 15, 2005, were increased by $100 million resulting in total commitments of $250 million.

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at June 17, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if the taxing authorities do not affirm the adequacy of our Company's Domestic Reinvestment Plan, we anticipate that we would be able to liquidate our investment in Metro, Inc. and or modify the operating plan in order to ensure that we have appropriate resources.

WORKING CAPITAL

We had working capital of $295.7 million at June 17, 2006 compared to working capital of $599.7 million at February 25, 2006. We had cash and cash equivalents aggregating $97.0 million at June 17, 2006 compared to $229.6 million at February 25, 2006. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;

o A decrease in restricted cash and marketable securities due to the payment of a one-time special dividend as discussed in Note 3 - Special One-Time Dividend;

o A decrease in accounts receivable due to the timing and collection of receipts; and

o An increase in the current portion of our long-term debt primarily due to our 7.75% Notes becoming due on April 15, 2007.

Partially offset by the following:

o A decrease in accrued salaries, wages and benefits due to timing of payments; and

o    A decrease in other accruals due to timing.

REVOLVING CREDIT AGREEMENT

During fiscal 2005, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We also secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At June 17, 2006, there were no letters of credit outstanding under this agreement; however, there were $70.5 million in outstanding borrowings under the Revolver. As of June 17, 2006, after reducing availability for borrowing base requirements, we had $176.2 million available under the Revolver. Combined with cash we held in short-term investments and marketable securities of $103.4 million, we had total cash availability of $279.6 million at June 17, 2006.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases which we may do from time to time in the future.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $244.7 million at June 17, 2006 consisted of $31.9 million of 7.75% Notes due April 15, 2007, $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions. All covenants and restrictions for the 7.75% Notes and the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

During the first quarter of fiscal 2005, we repurchased in the open market $14.5 million of our 7.75% Notes due April 15, 2007. The cost of this open market repurchase resulted in a pretax loss due to the early extinguishment of debt of $0.5 million. In accordance with SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections" ("SFAS 145"), this loss has been classified within loss from operations. There were no similar repurchases in the first quarter of fiscal 2006.

OTHER

We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities at terms contingent upon market conditions at the time of sale.

Although our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share, our Company's practice is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted under the terms of our Revolver, to pay cash dividends on common shares.

We are the guarantor of a loan of $1.7 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 17, 2006, 122 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $310.4 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with stable outlook with Standard & Poor's Ratings Group ("S&P") as of June 17, 2006. Our liquidity rating was SGL3 with Moody's as of June 17, 2006. Our recovery rating was 1 with S&P as of June 17, 2006 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a 7 year U.S. Treasury risk free rate.

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 17, 2006, we recorded U.S. impairment losses on long-lived assets as follows:

Impairments due to closure or conversion in the
   normal course of business                                   $1.2
Impairments related to our asset disposition initiatives (1)    1.1
                                                               ----
Total impairments                                              $2.3
                                                               ====

(1)  Refer to Note 8 - Asset Disposition Initiatives

All of these amounts are included in SG&A in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves

For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of June 17, 2006, we had recorded liabilities for estimated probable obligations of $187 million. Of this amount, $24 million relates to stores closed in the normal course of business, $153 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements), and $10 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 7 of our Consolidated Financial Statements).

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

Income Taxes

As discussed in Note 11 of the Consolidated Financial Statements, our Company recorded a valuation allowance for the entire U.S. net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if our Company experiences improvement in our U.S. operations.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 requires that handling costs and waste material (spoilage) be recognized as current-period charges regardless of whether they meet the previous requirement of being abnormal. In addition, this Statement requires that allocations of fixed overhead to the cost of inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for our 2006 fiscal year. We have evaluated the provisions of SFAS 151 and concluded that its adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 (the quarter ended June 17, 2006 for our Company). We have evaluated the provisions of SFAS 153 and concluded that its adoption did not have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December

15, 2005. We have evaluated the provisions of SFAS 154 and have concluded that we have not had an accounting change or error correction that would require retrospective application in the first quarter of fiscal 2006.

In September 2005, the FASB ratified the consensus reached in EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction. EITF 04-13 is effective for new arrangements that a company enters into in periods beginning after March 15, 2006 (our second quarter beginning June 18, 2006). We have evaluated the provisions of EITF 04-13 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1 and FAS 124-1"). FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005 and are required to be adopted by our Company in the first quarter of fiscal 2006. We have adopted the guidance and included the necessary disclosures relating to unrealized losses that have not been recognized as other-than-temporary impairments in Note 5 - Cash, Restricted Cash, Cash Equivalents and Marketable Securities at June 17, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $317.2 million in total indebtedness as of June 17, 2006 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2006 and fiscal 2005, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.1 million and nil, respectively.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $35.7 million at June 17, 2006. During the first quarter of fiscal 2005, a change in the Canadian currency of 10% would have resulted in a fluctuation in net loss of $2.0 million.

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

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 17, 2006, our Company's
President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of June 17, 2006.

There have been no changes during our Company's fiscal quarter ended June 17, 2006 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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

    4.5 Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

    4.6 Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank). (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

    4.7 Credit Agreement dated as of November 15, 2005 between the Company and Bank of America, N.A. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, National Association as Documentation Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 18, 2005 and Item 8.01 to Form 8-K filed April 10, 2006)

    10.1 Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005) and a technical amendment (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed on May 9, 2006)

    10.2 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) ("Costantini Agreement")

    10.3 Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

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

    10.10 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

    10.11 Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002) ("Metzger Agreement")

    10.12 Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on May 10, 2005)

    10.13 Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between our Company and Jennifer MacLeod (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 9, 2006)

    10.14 Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

    10.15 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003) ("Piwek Agreement")

    10.16 Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on May 10, 2005)

    10.17 Employment Agreement, made and entered into as of the 4th of January 2006, by and between our Company and Melissa E. Sungela (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on January 6, 2006)

    10.18 Employment Agreement, made and entered into as of the 12th of September 2005, by and between our Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

    10.19 Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our Company and Allan Richards (incorporated herein by reference to Exhibit 10.18 to Form 10-Q filed on October 18, 2005)

    10.20 Employment Agreement, made and entered into as of the 2nd of December 2004, by and between our Company and Stephen Slade (incorporated herein by reference to Exhibit 10.19 to Form 10-Q filed on October 18, 2005)

    10.21 Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

    10.22 Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

    10.23     1994 Stock Option Plan (incorporated herein by reference to
              Exhibit 10(e) to Form 10-K filed on May 24, 1995)

    10.24 1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999, to Appendix B to the Proxy Statement dated May 27, 2005 and to Appendix B to the Proxy Statement dated May 25, 2006)

    10.25     Form of Stock Option Grant (incorporated herein by reference to
              Exhibit 10.20 to Form 10-K filed on May 10, 2005)

    10.26 Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed on May 10, 2005)

    10.27 Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)

    10.28*    Description of 2006 Long Term Incentive Plan, as filed herein

    10.29* Form of 2006 Restricted Share Unit Award Agreement, as filed herein

    10.30 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24,
              1995)

    10.31 2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004 and to Appendix C to the Proxy Statement dated May 25, 2006)

    10.32 Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.30 to Form 10-K filed on May 9, 2006)

    10.33 Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 to Form 10-Q filed on October 18, 2005)

    10.34 Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 to Form 10-Q filed on October 18, 2005)

    10.35 Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited ("A&P Canada") and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on October 18, 2005)

    10.36 Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

    10.37 Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, (incorporated herein by reference to Exhibit 10.42 to Form 10-Q filed on October 18, 2005)

    16 Letter on Change in Certifying Accountant (incorporated herein by reference to Forms 8-K filed on September 18, 2002 and September 24, 2002, and Form 8-K/A filed on September 24, 2002)

    18 Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

    23 Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23 to Form 10-K filed on May 9, 2006)

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Dated: July 21, 2006         By:              /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                       Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)