Form 10-Q
period 2006-09-09
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2006-10-17
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED SEPTEMBER 9, 2006

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

AS OF OCTOBER 13, 2006 THE REGISTRANT HAD A TOTAL OF 41,494,964 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                         12 Weeks Ended                   28 Weeks Ended
                                                 ------------------------------   ------------------------------
                                                 Sept. 9, 2006   Sept. 10, 2005   Sept. 9, 2006   Sept. 10, 2005
                                                 -------------   --------------   -------------   --------------
Sales                                             $ 1,572,250      $ 2,168,249     $ 3,699,145      $ 5,551,882
Cost of merchandise sold                           (1,090,859)      (1,551,585)     (2,579,603)      (3,997,260)
                                                  -----------      -----------     -----------      -----------
Gross margin                                          481,391          616,664       1,119,542        1,554,622
Store operating, general and administrative
   expense                                           (484,545)        (761,730)     (1,127,749)      (1,737,828)
                                                  -----------      -----------     -----------      -----------
Loss from operations                                   (3,154)        (145,066)         (8,207)        (183,206)
Gain (loss) on sale of Canadian operations                 35          919,140            (291)         918,551
Interest expense                                      (16,894)         (25,262)        (39,050)         (61,385)
Interest income                                         2,124            3,157           6,627            4,343
Minority interest in earnings of consolidated
   franchisees                                             --              405              --           (1,131)
Equity in earnings of Metro, Inc.                      11,870               --          19,817               --
                                                  -----------      -----------     -----------      -----------
(Loss) income from continuing operations
   before income taxes                                 (6,019)         752,374         (21,104)         677,172
Benefit from (provision for) income taxes               5,511         (160,228)         15,170         (174,164)
                                                  -----------      -----------     -----------      -----------
(Loss) income from continuing operations                 (508)         592,146          (5,934)         503,008
Discontinued operations:
   Loss from operations of discontinued
      businesses, net of tax benefit of $0 and
      $125 for the 12 weeks ended 9/9/06 and
      9/10/05, respectively, and $0 and $196
      for the 28 weeks ended 9/9/06 and
      9/10/05, respectively                                (3)            (171)           (686)            (268)
                                                  -----------      -----------     -----------      -----------
   Loss from discontinued operations                       (3)            (171)           (686)            (268)
                                                  -----------      -----------     -----------      -----------
Net (loss) income                                 $      (511)     $   591,975     $    (6,620)     $   502,740
                                                  ===========      ===========     ===========      ===========
Net (loss) income per share - basic:
   Continuing operations                          $     (0.01)     $     14.64     $     (0.14)     $     12.65
   Discontinued operations                              (0.00)           (0.00)          (0.02)           (0.01)
                                                  -----------      -----------     -----------      -----------
Net (loss) income per share - basic               $     (0.01)     $     14.64     $     (0.16)     $     12.64
                                                  ===========      ===========     ===========      ===========
Net (loss) income per share - diluted:
   Continuing operations                          $     (0.01)     $     14.40     $     (0.14)     $     12.48
   Discontinued operations                              (0.00)           (0.00)          (0.02)           (0.01)
                                                  -----------      -----------     -----------      -----------
Net (loss) income per share - diluted             $     (0.01)     $     14.40     $     (0.16)     $     12.47
                                                  ===========      ===========     ===========      ===========
Weighted average number of common shares
   outstanding                                     41,470,799       40,434,194      41,362,113       39,758,780
Common stock equivalents                              476,923          672,959         510,198          566,309
                                                  -----------      -----------     -----------      -----------
Weighted average number of common and
   common equivalent shares outstanding            41,947,722       41,107,153      41,872,311       40,325,089
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

                                                                         Retained      Accumulated
                                       Common Stock       Additional     Earnings         Other           Total
                                   --------------------     Paid-in    (Accumulated   Comprehensive   Stockholders'
                                     Shares      Amount     Capital      Deficit)     Income (Loss)       Equity
                                   ----------   -------   ----------   ------------   -------------   -------------
28 WEEK PERIOD ENDED
SEPTEMBER 9, 2006
Balance at beginning of period     41,148,987   $41,149   $ 497,193     $ 126,432        $ 6,953        $ 671,727
Net loss                                                                   (6,620)                         (6,620)
Other comprehensive income                                                                12,687           12,687
Cash dividends on common stock -
   $7.25 per share                                         (299,089)                                     (299,089)
Stock options exercised               314,131       314       4,487                                         4,801
Other share based awards               26,104        26       5,818                                         5,844
                                   ----------   -------   ---------     ---------        -------        ---------
Balance at end of period           41,489,222   $41,489   $ 208,409     $ 119,812        $19,640        $ 389,350
                                   ==========   =======   =========     =========        =======        =========

28 WEEK PERIOD ENDED
SEPTEMBER 10, 2005
Balance at beginning of period     38,764,999   $38,765   $ 464,543     $(266,198)       $(3,308)       $ 233,802
Net income                                                                502,740                         502,740
Other comprehensive income                                                                 2,948            2,948
Stock options exercised             2,024,672     2,025      19,201                                        21,226
Other share based awards                5,303         5       4,922                                         4,927
                                   ----------   -------   ---------     ---------        -------        ---------
Balance at end of period           40,794,974   $40,795   $ 488,666     $ 236,542        $  (360)       $ 765,643
                                   ==========   =======   =========     =========        =======        =========

COMPREHENSIVE INCOME

                                                        12 Weeks Ended                   28 Weeks Ended
                                                ------------------------------   ------------------------------
                                                Sept. 9, 2006   Sept. 10, 2005   Sept. 9, 2006   Sept. 10, 2005
                                                -------------   --------------   -------------   --------------
Net (loss) income                                   $ (511)        $591,975         $(6,620)        $502,740
                                                    ------         --------         -------         --------
Foreign currency translation adjustment                773            6,883          12,302            2,920
Net unrealized loss on derivatives,
   net of tax                                           --               --              --              (57)
Net unrealized gain on marketable securities,
   net of tax                                          499               85             385               85
                                                    ------         --------         -------         --------
Other comprehensive income                           1,272            6,968          12,687            2,948
                                                    ------         --------         -------         --------
Total comprehensive income                          $  761         $598,943         $ 6,067         $505,688
                                                    ======         ========         =======         ========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                              Net Unrealized                                 Accumulated
                                  Foreign     (Loss) Gain on   Net Unrealized    Minimum        Other
                                  Currency      Marketable       Gain (Loss)     Pension    Comprehensive
                                Translation     Securities     on Derivatives   Liability   Income (Loss)
                                -----------   --------------   --------------   ---------   -------------
Balance at February 25, 2006      $12,874        $(1,015)           $ --         $(4,906)      $ 6,953
Current period change              12,302            385              --              --        12,687
                                  -------        -------            ----         -------       -------
Balance at September 9, 2006      $25,176        $  (630)           $ --         $(4,906)      $19,640
                                  =======        =======            ====         =======       =======

Balance at February 26, 2005      $ 3,035        $    --            $ 57         $(6,400)      $(3,308)
Current period change               2,920             85             (57)             --         2,948
                                  -------        -------            ----         -------       -------
Balance at September 10, 2005     $ 5,955        $    85            $ --         $(6,400)      $  (360)
                                  =======        =======            ====         =======       =======

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                        September 9, 2006   February 25, 2006
                                                                        -----------------   -----------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   83,250          $  229,589
   Restricted cash                                                              77,346             146,309
   Restricted marketable securities                                             84,487                  --
   Marketable securities                                                            --             167,405
   Accounts receivable, net of allowance for doubtful accounts of $5,811 and $7,042 at September 9, 2006 and
      February 25, 2006, respectively                                          110,489             175,939
   Inventories                                                                 400,620             405,310
   Prepaid expenses and other current assets                                    89,164              85,462
                                                                            ----------          ----------
      Total current assets                                                     845,356           1,210,014
                                                                            ----------          ----------
Non-current assets:
   Property:
      Property owned                                                           894,978             875,140
      Property leased under capital leases                                      22,152              23,094
                                                                            ----------          ----------
   Property - net                                                              917,130             898,234
   Equity investment in Metro, Inc.                                            367,426             338,756
   Other assets                                                                 50,255              51,861
                                                                            ----------          ----------
Total assets                                                                $2,180,167          $2,498,865
                                                                            ==========          ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $   32,291          $      569
   Current portion of obligations under capital leases                           1,906               2,274
   Accounts payable                                                            191,240             209,774
   Book overdrafts                                                              35,990              35,447
   Accrued salaries, wages and benefits                                        110,020             121,734
   Accrued taxes                                                                31,050              34,215
   Other accruals                                                              156,497             206,260
                                                                            ----------          ----------
      Total current liabilities                                                558,994             610,273
                                                                            ----------          ----------
Non-current liabilities:
   Long-term debt                                                              298,250             246,282
   Long-term obligations under capital leases                                   31,567              32,270
   Long-term real estate liabilities                                           296,592             297,453
   Other non-current liabilities                                               605,414             640,860
                                                                            ----------          ----------
Total liabilities                                                            1,790,817           1,827,138
                                                                            ----------          ----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock--no par value; authorized - 3,000,000
      shares; issued - none                                                         --                  --
   Common stock--$1 par value; authorized - 80,000,000
      shares; issued and outstanding - 41,489,222 and 41,148,987
      shares at September 9, 2006 and February 25, 2006, respectively           41,489              41,149
   Additional paid-in capital                                                  208,409             497,193
   Accumulated other comprehensive income                                       19,640               6,953
   Retained earnings                                                           119,812             126,432
                                                                            ----------          ----------
Total stockholders' equity                                                     389,350             671,727
                                                                            ----------          ----------
Total liabilities and stockholders' equity                                  $2,180,167          $2,498,865
                                                                            ==========          ==========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   28 Weeks Ended
                                                                           ------------------------------
                                                                           Sept. 9, 2006   Sept. 10, 2005
                                                                           -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $  (6,620)       $ 502,740
   Adjustments to reconcile net (loss) income to net cash provided by
      (used in) operating activities:
      Asset disposition initiatives                                              4,920          145,720
      Depreciation and amortization                                             95,219          117,768
      Income tax benefit relating to the sale of our Canadian operations       (17,269)              --
      Other non-current income taxes                                                --          137,228
      Gain on disposal of owned property and write-down of property, net       (10,825)         (27,427)
      Other property impairments                                                 2,565           11,142
      Loss (gain) on sale of Canadian operations                                   291         (918,551)
      Loss on derivatives                                                           --           15,446
      Loss on early extinguishment of debt                                          --           28,623
      Non-cash impact of early extinguishment of debt                               --              809
      Other share based awards                                                   5,844            4,927
      Equity in earnings of Metro, Inc.                                        (19,817)              --
      Proceeds from dividends from Metro, Inc.                                   3,408            1,512
   Other changes in assets and liabilities:
      Decrease (increase) in receivables                                        69,415          (28,103)
      Decrease in inventories                                                    5,261           28,689
      Increase in prepaid expenses and other current assets                    (11,791)          (7,496)
      (Increase) decrease in other assets                                       (2,811)              73
      Decrease in accounts payable                                             (18,534)         (74,420)
      Decrease in accrued salaries, wages, benefits and taxes                  (15,342)          (4,459)
      (Decrease) increase in other accruals                                    (49,763)          52,716
      Increase in minority interest                                                 --            1,806
      Decrease in other non-current liabilities                                (19,432)         (55,594)
      Other operating activities, net                                            2,147            6,970
                                                                             ---------        ---------
Net cash provided by (used in) operating activities                             16,866          (59,881)
                                                                             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                  (120,346)        (109,577)
   Proceeds from disposal of property                                           19,768           53,873
   Proceeds from sale of Canadian operations, net of cash disposed                  --          960,689
   Disposal related expenditures for sale of Canadian operations                  (291)         (46,464)
   Decrease in restricted cash                                                  68,963               --
   Payments for derivatives                                                         --          (15,446)
   Purchases of marketable securities                                         (148,700)        (306,266)
   Proceeds from maturities of marketable securities                           230,904           31,325
                                                                             ---------        ---------
Net cash provided by investing activities                                       50,298          568,134
                                                                             ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                          624,900               --
   Principal payments on long-term borrowings                                 (540,946)        (413,529)
   Long term real estate liabilities                                              (861)           1,310
   Principal payments on capital leases                                         (2,891)          (7,997)
   Proceeds from capital leases                                                     --           10,000
   Increase (decrease) in book overdrafts                                          543          (12,603)
   Deferred financing fees                                                        (105)          (1,638)
   Dividends paid                                                             (299,089)              --
   Proceeds from exercises of stock options                                      4,801           21,226
                                                                             ---------        ---------
Net cash used in financing activities                                         (213,648)        (403,231)
   Effect of exchange rate changes on cash and cash equivalents                    145              595
                                                                             ---------        ---------
Net (decrease) increase in cash and cash equivalents                          (146,339)         105,617
Cash and cash equivalents at beginning of period                               229,589          257,748
                                                                             ---------        ---------
Cash and cash equivalents at end of period                                   $  83,250        $ 363,365
                                                                             =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                     $  12,953        $  37,182
Income taxes                                                                 $   4,726        $   7,254

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying Statements of Consolidated Operations for the 12 and 28 weeks ended September 9, 2006 and September, 10, 2005, Statements of Consolidated Stockholders' Equity and Comprehensive Income and Statements of Consolidated Cash Flows for the 28 weeks ended September 9, 2006 and September 10, 2005, and the Consolidated Balance Sheets at September 9, 2006 and February 25, 2006 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our Company uses the equity method of accounting for our investment in Metro, Inc. as we exert significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") and is effective for our fiscal year ended February 24, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. We are currently evaluating the impact of adopting this standard on our financial statements.

3.   SPECIAL ONE-TIME DIVIDEND

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at September 9, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

Although we paid this one-time special dividend, our Company's practice is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted, under the terms of our Revolver, to pay cash dividends on common shares.

In connection with the payment of the special one-time dividend discussed above, our Company also adjusted the number and/or price of all unexercised stock options and nonvested performance restricted stock units as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments did not have an impact on stock compensation expense for the 28 weeks ended September 9, 2006. Refer to Note 10 - Stock Based Compensation for adjustments made to stock options outstanding and nonvested performance restricted stock units as a result of the dividend.

4.   EQUITY INVESTMENT IN METRO, INC.

We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. The value of our equity investment in Metro, Inc. based upon Metro, Inc.'s quoted market price was $526.2 million at September 9, 2006.

The following table summarizes the status and results of our Company's equity investment in Metro, Inc. from February 25, 2006 through September 9, 2006:

Equity investment at February 25, 2006   $338,756
Dividends and distributions received       (3,408)
Equity earnings in Metro, Inc.             19,817
Foreign currency translation               12,261
                                         --------
Equity investment at September 9, 2006   $367,426
                                         ========

In accordance with Emerging Issues Task Force ("EITF") 01-2, "Interpretations of APB Opinion No. 29," we have indefinitely deferred $171.7 million of the gain resulting from the sale of our Canadian operations that directly related to the economic interest we retained in Metro, Inc. We will record our equity earnings or losses relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the 12 and 28 weeks ending September 9, 2006, we recorded $11.9 million and $19.8 million, respectively, in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Statements of Consolidated Operations.

The difference between the carrying value of our investment of $367.4 million and the amount of our underlying equity in Metro, Inc.'s net assets of $234.5 million was $132.9 million.

Metro, Inc.'s summarized financial information, derived from its unaudited third quarter ended July 1, 2006 and audited year ended September 24, 2005 financial statements, is as follows (in millions):

                           July 1, 2006   Sept. 24, 2005
                           ------------   --------------
Balance sheet:
Current assets               $1,025.5        $  833.9
Noncurrent assets             2,737.5         2,574.2
                             --------        --------
Total assets                 $3,763.0        $3,408.1
                             ========        ========
Current liabilities          $  985.9        $  914.7
Noncurrent liabilities *      1,288.8         1,180.2
                             --------        --------
Total liabilities            $2,274.7        $2,094.9
                             ========        ========

                        16 Weeks Ended   40 Weeks Ended   52 Weeks Ended
                         July 1, 2006     July 1, 2006    Sept. 24, 2005
                        --------------   --------------   --------------
Income statement:
Net sales                  $2,976.3         $7,334.3         $5,587.1
                           ========         ========         ========
Cost of sales and
   operating expenses      $2,801.3         $6,921.7         $5,281.7
                           ========         ========         ========
Net income                 $   75.9         $  154.4         $  158.9
                           ========         ========         ========

* Includes minority interests of $9.1 million for the third quarter ended July 1, 2006 and $5.5 million for the year ended September 24, 2005.

5.   CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES

At September 9, 2006 and February 25, 2006, we had $77.3 million and $146.3 million, respectively, in restricted cash, which was held in a money market fund, and can only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005. In addition, our marketable securities of $84.5 million at September 9, 2006, held by Bank of America, can also only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005.

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities at September 9, 2006 and February 25, 2006:

                                                         At September 9, 2006
                                           -----------------------------------------------
                                                          Gross        Gross     Estimated
                                           Amortized   Unrealized   Unrealized      Fair
                                             Costs        Gains       Losses       Value
                                           ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                        $ 77,779       $--         $  --      $ 77,779
Cash equivalents:
   Money market funds                          5,471        --            --         5,471
                                            --------       ---         -----      --------
Total cash and cash equivalents               83,250        --            --        83,250
                                            --------       ---         -----      --------
Restricted cash                               77,346        --            --        77,346
Restricted marketable securities:
   Corporate bonds                            39,458        --          (171)       39,287
   Securities of the U.S. government
      and its agencies                        45,659        --          (459)       45,200
                                            --------       ---         -----      --------
Total restricted marketable securities        85,117        --          (630)       84,487
                                            --------       ---         -----      --------
Total cash, cash equivalents, restricted
   cash and marketable securities           $245,713       $--         $(630)     $245,083
                                            ========       ===         =====      ========
SECURITIES AVAILABLE-FOR-SALE:
   Maturing within one year                 $ 44,929                              $ 44,758
                                            ========                              ========
   Maturing greater than one year           $ 45,659                              $ 45,200
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
                                            ========                              ========

The following table provides the breakdown of the investments with unrealized losses at September 9, 2006 and February 25, 2006:

                                                          September 9, 2006
                                 ------------------------------------------------------------------
                                  Less than 12 Months    12 Months or Longer           Total
                                 --------------------   --------------------   --------------------
                                              Gross                  Gross                  Gross
                                   Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                                  Value      Losses      Value      Losses      Value      Losses
                                 -------   ----------   -------   ----------   -------   ----------
Corporate bonds                  $39,287      $(171)    $    --      $  --     $39,287      $(171)
Securities of the U.S.
   government and its agencies        --         --      45,200       (459)     45,200       (459)
                                 -------      -----     -------      -----     -------      -----
      Total                      $39,287      $(171)    $45,200      $(459)    $84,487      $(630)
                                 =======      =====     =======      =====     =======      =====

                                                          February 25, 2006
                                 ------------------------------------------------------------------
                                  Less than 12 Months    12 Months or Longer           Total
                                 --------------------   --------------------   --------------------
                                              Gross                  Gross                  Gross
                                   Fair    Unrealized     Fair    Unrealized     Fair    Unrealized
                                  Value      Losses      Value      Losses      Value      Losses
                                 -------   ----------   -------   ----------   -------   ----------
Corporate bonds                  $11,683      $ (41)    $39,316      $(416)    $50,999     $  (457)
Securities of the U.S.
   government and its agencies        --         --      45,385       (558)     45,385        (558)
                                 -------      -----     -------      -----     -------     -------
      Total                      $11,683      $ (41)    $84,701      $(974)    $96,384     $(1,015)
                                 =======      =====     =======      =====     =======     =======

Corporate bonds: Our unrealized losses on our investments in corporate bonds were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at September 9, 2006 and February 25, 2006, respectively.

Securities of the U.S. government and its agencies: Our unrealized losses on our investments in securities of the U.S. government and its agencies were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at September 9, 2006 and February 25, 2006, respectively.

Gross realized losses on sales of investments were nil and $0.05 million for the 12 and 28 weeks ended September 9, 2006, respectively. There were no gross realized gains or losses on sales of investments for the 12 and 28 weeks ended September 10, 2005.

6.   VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a 7 year U.S. Treasury risk-free rate.

During the 12 and 28 weeks ended September 9, 2006, we recorded impairment losses on long-lived assets of $1.3 million and $3.6 million, respectively. During the 12 and 28 weeks ended September 10, 2005 we recorded impairment losses on long-lived assets of $20.2 million and $26.6 million, respectively.

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 9, 2006, we recorded impairment losses on property of $1.3 million and $2.5 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $1.0 million and $1.5 million, in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 28 weeks ended September 10, 2005, respectively. These amounts were included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations.

Impairments due to unrecoverable assets

Through the second quarter of fiscal 2005, we experienced operating losses for two of the past three years for one of our United States' asset groups, located in Long Island, New York, which we believe was a triggering event under SFAS 144 for potential impairment of the asset group's long-lived assets. Thus, we reviewed the carrying value of this asset group for potential impairment, and based upon internal analysis, we estimated the asset group's future cash flows from its long-lived assets, which primarily consisted of equipment and leasehold improvements. As this asset group's carrying value was not recoverable from its future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for the asset group's long-lived assets of $9.6 million as a component of operating loss in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005. There were no such amounts recorded during the 12 and 28 weeks ended September 9, 2006.

Impairments related to our Asset Disposition Initiatives

During the 12 and 28 weeks ended September 9, 2006, we recorded impairment losses on property of nil and $1.1 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in
Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 9, 2006.

During the 12 and 28 weeks ended September 10, 2005, we recorded impairment losses on property of $9.6 million and $15.5 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005.

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

During fiscal 2003, we adopted a formal plan to exit the New England and Milwaukee, Wisconsin markets, as well as our Eight O'Clock Coffee business, through the sale and/or disposal of these assets.

Summarized below are the operating results for these discontinued businesses, which are included in our Statements of Consolidated Operations, under the caption "Loss from operations of discontinued businesses, net of tax" for the 12 and 28 weeks ending September 9, 2006 and September 10, 2005.

                                            12 Weeks ended September 9, 2006
                                         --------------------------------------
                                                                 Eight
                                           Northern             O'Clock
                                         New England   Kohl's    Coffee   Total
                                         -----------   ------   -------   -----
(LOSS) INCOME FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                        $ --       $ --      $--     $ --
Operating expenses                            (11)         8       --       (3)
                                             ----       ----      ---     ----
(Loss) income from operations of
   discontinued businesses, before tax        (11)         8       --       (3)
Tax provision                                  --         --       --       --
                                             ----       ----      ---     ----
(Loss) income from operations of
   discontinued businesses, net of tax       $(11)      $  8      $--     $ (3)
                                             ====       ====      ===     ====

Disposal related costs included in
   operating expenses above:
Non-accruable closing costs                  $(11)      $(46)     $--     $(57)
Severance and benefits                         --        146       --      146
Interest accretion on present value of
   future occupancy costs                      --        (92)      --      (92)
                                             ----       ----      ---     ----
Total disposal related costs                 $(11)      $  8      $--     $ (3)
                                             ----       ----      ---     ----

                                        12 Weeks Ended September 10, 2005
                                     --------------------------------------
                                                             Eight
                                       Northern             O'Clock
                                     New England   Kohl's    Coffee   Total
                                     -----------   ------   -------   -----
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                   $ --       $  --     $ --     $  --
Operating expenses                       (10)       (245)     (41)     (296)
                                        ----       -----     ----     -----
Loss from operations of
   discontinued businesses, before
   tax                                   (10)       (245)     (41)     (296)
Tax benefit                                4         104       17       125
                                        ----       -----     ----     -----
Loss from operations of
   discontinued businesses, net
   of tax                               $ (6)      $(141)     (24)    $(171)
                                        ====       =====     ====     =====

Disposal related costs included in
   operating expenses above:
Non-accruable closing costs             $(10)      $ (93)    $(41)    $(144)
Interest accretion on present
   value of future occupancy costs        --        (152)      --      (152)
                                        ----       -----     ----     -----
Total disposal related costs            $(10)      $(245)    $(41)    $(296)
                                        ----       -----     ----     -----

                                        28 Weeks ended September 9, 2006
                                     --------------------------------------
                                                             Eight
                                       Northern             O'Clock
                                     New England   Kohl's    Coffee   Total
                                     -----------   ------   -------   -----
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ --      $ --       $--     $  --
Operating expenses                        (25)      (661)      --      (686)
                                         ----      -----      ---     -----
Loss from operations of
   discontinued businesses, before
   tax                                    (25)      (661)      --      (686)
Tax provision                              --         --       --        --
                                         ----      -----      ---     -----
Loss from operations of
   discontinued businesses, net of
   tax                                   $(25)     $(661)     $--     $(686)
                                         ====      =====      ===     =====

Disposal related costs included in
   operating expenses above:
Non-accruable closing costs              $(25)     $ (42)     $--     $ (67)
Severance and benefits                     --        146       --       146
Vacancy costs                              --       (541)      --      (541)
Interest accretion on present
   value of future occupancy costs         --       (224)      --      (224)
                                         ----      -----      ---     -----
Total disposal related costs             $(25)     $(661)     $--     $(686)
                                         ----      -----      ---     -----

                                        28 Weeks Ended September 10, 2005
                                     --------------------------------------
                                                             Eight
                                       Northern             O'Clock
                                     New England   Kohl's    Coffee   Total
                                     -----------   ------   -------   -----
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                   $ --       $  --     $ --     $  --
Operating expenses                       (37)       (376)     (51)     (464)
                                        ----       -----     ----     -----
Loss from operations of
   discontinued businesses, before
   tax                                   (37)       (376)     (51)     (464)
Tax benefit                               15         160       21       196
                                        ----       -----     ----     -----
Loss from operations of
   discontinued businesses, net
   of tax                               $(22)      $(216)    $(30)    $(268)
                                        ====       =====     ====     =====

Disposal related costs included in
   operating expenses above:
Non-accruable closing costs             $(37)      $ (18)    $(51)    $(106)
Interest accretion on present
   value of future occupancy costs        --        (358)      --      (358)
                                        ----       -----     ----     -----
Total disposal related costs            $(37)      $(376)    $(51)    $(464)
                                        ----       -----     ----     -----

NORTHERN NEW ENGLAND

During the 12 and 28 weeks ended September 9, 2006, we incurred additional costs in this region subsequent to the sale of these stores of $0.01 million and $0.02 million, respectively, primarily related to adjustments as a result of changes in estimates. Similarly, during the 12 and 28 weeks ended September 10, 2005, we incurred additional costs subsequent to the sale of these stores of $0.01 million and $0.04 million, respectively, primarily related to adjustments as a result of changes in estimates. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 28 weeks ended September 9, 2006 and September 10, 2005, respectively.

KOHL'S MARKET

During the 12 and 28 weeks ended September 9, 2006, we recorded costs of nil and $0.7 million, respectively, primarily due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments as a result of changes in estimates. During the 12 and 28 weeks ended September 10, 2005, we recorded costs of $0.3 million and $0.4 million, respectively, primarily due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments as a result of changes in estimates. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 28 weeks ended September 9, 2006 and September 10, 2005.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 28 weeks ended September 9, 2006:

                                           Severance
                                              and        Fixed
                               Occupancy    Benefits    Assets      Total
                               ---------   ---------   --------   --------
Fiscal 2003 charge(1)           $25,487     $13,062    $ 18,968   $ 57,517
   Additions (2)                    352          --          --        352
   Utilization (3)               (5,342)     (8,228)    (18,968)   (32,538)
   Adjustments (4)               (1,458)         --          --     (1,458)
                                -------     -------    --------   --------
Balance at February 28, 2004    $19,039     $ 4,834    $     --   $ 23,873
   Additions (2)                    688          52         602      1,342
   Utilization (3)               (1,918)     (2,201)       (602)    (4,721)
   Adjustments (4)                 (354)         --          --       (354)
                                -------     -------    --------   --------
Balance at February 26, 2005    $17,455     $ 2,685    $     --   $ 20,140
   Additions(2)                     562          44          --        606
   Utilization (3)               (3,235)     (2,128)         --     (5,363)
   Adjustments (4)               (4,299)        582          --     (3,717)
                                -------     -------    --------   --------
Balance at February 25, 2006    $10,483     $ 1,183    $     --   $ 11,666
   Additions (2)                    220           4          --        224
   Utilization (3)               (1,360)     (1,041)         --     (2,401)
   Adjustments (4)                  541        (146)         --        395
                                -------     -------    --------   --------
Balance at September 9, 2006    $ 9,884     $    --    $     --   $  9,884
                                =======     =======    ========   ========

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

(2) The fiscal 2003, fiscal 2004, fiscal 2005 and the year to date second quarter of fiscal 2006 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.

(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During the 28 weeks ended September 9, 2006, we recorded adjustments for (i.) additional vacancy related costs for our properties of $0.5 million due to changes in our estimation of such future costs and (ii.) a reversal of previously accrued pension withdrawal payments of $0.1 million that were no longer required to be paid.

We paid $11.9 million of the total occupancy charges from the time of the original charge through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $9.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.6 million of the total severance and benefits charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 2,000 employees. At September 9, 2006, there are no future obligations for severance and benefits.

At September 9, 2006 and February 25, 2006, $2.6 million and $3.7 million, respectively, of the Kohl's exit reserves were included in "Other accruals" and $7.3 million and $8.0 million, respectively, were included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $9.9 million as of September 9, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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

During the 12 and 28 weeks ended September 10, 2005, we incurred additional costs to wind down our operations in this business subsequent to the sale of $0.04 million and $0.05 million, respectively. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005. There were no such costs incurred during the 12 and 28 weeks ended September 9, 2006.

8.   ASSET DISPOSITION INITIATIVES

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Statements of Consolidated Operations and Statements of Consolidated Cash Flows for the 12 and 28 weeks ended September 9, 2006 and September 10, 2005. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                   12 weeks ended September 9, 2006
                            ------------------------------------------------------------------------------
                                                                                       U.S.
                            Project       2001          Farmer       Closure of    Distribution
                             Great       Asset           Jack        Stores in    Operations and
                            Renewal   Disposition   Restructuring   the Midwest     Warehouses      Total
                            -------   -----------   -------------   -----------   --------------   -------
BALANCE SHEET ACCRUALS
Vacancy                      $(468)      $  --          $  --         $(2,183)        $ 871        $(1,780)
PV interest                    215         324            171             841            52          1,603
Severance                      (95)         --             --              --          (406)          (501)
                             -----       -----          -----         -------         -----        -------
Total accrued to
   balance sheet              (348)        324            171          (1,342)          517           (678)
                             -----       -----          -----         -------         -----        -------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Property writeoffs              --          --             --              --            --             --
Inventory related costs         --          --             --              --            --             --
Gain on sale of property        --          --             --             (46)           (4)           (50)
Closing costs                   --          --             --              24           156            180
                             -----       -----          -----         -------         -----        -------
Total non-accruable items       --          --             --             (22)          152            130
                             -----       -----          -----         -------         -----        -------
   Less PV interest           (215)       (324)          (171)           (841)          (52)        (1,603)
                             -----       -----          -----         -------         -----        -------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF
   OPERATIONS EXCLUDING
   PV INTEREST                (563)         --             --          (2,205)          617         (2,151)
                             =====       =====          =====         =======         =====        =======
      Less closing costs        --          --             --             (24)         (156)          (180)
                             -----       -----          -----         -------         -----        -------
   TOTAL AMOUNT RECORDED
      ON STATEMENTS OF
      CASH FLOWS             $(563)      $  --          $  --         $(2,229)        $ 461        $(2,331)
                             =====       =====          =====         =======         =====        =======

                                                  12 weeks ended September 10, 2005
                            ------------------------------------------------------------------------------
                                                                                       U.S.
                            Project       2001          Farmer       Closure of    Distribution
                             Great       Asset           Jack        Stores in    Operations and
                            Renewal   Disposition   Restructuring   the Midwest     Warehouses      Total
                            -------   -----------   -------------   -----------   --------------   -------
BALANCE SHEET ACCRUALS
Vacancy                     $(2,570)     $  --          $3,360        $56,752         $ 3,400      $60,942
PV interest                     375        519             143            136              --        1,173
Severance                        --         --              --            782           6,410        7,192
                            -------      -----          ------        -------         -------      -------
Total accrued to
   balance sheets            (2,195)       519           3,503         57,670           9,810       69,307
                            -------      -----          ------        -------         -------      -------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Property writeoffs               --         --              --          6,735           2,779        9,514
Inventory related costs          --         --              --            544           1,211        1,755
Loss on sale of property         --         --              --          3,215              --        3,215
Closing costs                    --         --              --          2,525           5,140        7,665
                            -------      -----          ------        -------         -------      -------
Total non-accruable items        --         --              --         13,019           9,130       22,149
                            -------      -----          ------        -------         -------      -------
     Less PV interest          (375)      (519)           (143)          (136)             --       (1,173)
                            -------      -----          ------        -------         -------      -------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF
   OPERATIONS EXCLUDING
   PV INTEREST               (2,570)        --           3,360         70,553          18,940       90,283
                            =======      =====          ======        =======         =======      =======
     Less closing costs          --         --              --         (2,525)         (5,140)      (7,665)
                            -------      -----          ------        -------         -------      -------
   TOTAL AMOUNT RECORDED
     ON STATEMENTS OF
     CASH FLOWS             $(2,570)     $  --          $3,360        $68,028         $13,800      $82,618
                            =======      =====          ======        =======         =======      =======

                                                        28 weeks ended September 9, 2006
                                 ------------------------------------------------------------------------------
                                                                                            U.S.
                                 Project       2001          Farmer       Closure of    Distribution
                                  Great       Asset           Jack        Stores in    Operations and
                                 Renewal   Disposition   Restructuring   the Midwest     Warehouses      Total
                                 -------   -----------   -------------   -----------   --------------   -------
BALANCE SHEET ACCRUALS
Vacancy                          $(1,633)     $4,433        $(3,021)       $ 2,857         $ 1,744      $ 4,380
PV interest                          559         850            405          1,982             131        3,927
Severance                            (95)         --             --            (20)            135           20
                                 -------      ------        -------        -------         -------      -------
Total accrued to
   balance sheets                 (1,169)      5,283         (2,616)         4,819           2,010        8,327
                                 -------      ------        -------        -------         -------      -------
NON-ACCRUABLE ITEMS RECORDED
   ON STATEMENTS OF OPERATIONS
Property writeoffs                    --          --             --             --           1,049        1,049
Inventory related costs               --          --             --             --            (571)        (571)
Gain on sale of property              --          --             --             46              (4)          42
Closing costs                         --          --             --             93           2,075        2,168
                                 -------      ------        -------        -------         -------      -------
Total non-accruable items             --          --             --            139           2,549        2,688
                                 -------      ------        -------        -------         -------      -------
      Less PV interest              (559)       (850)          (405)        (1,982)           (131)      (3,927)
                                 -------      ------        -------        -------         -------      -------
TOTAL AMOUNT RECORDED ON
   STATEMENTS OF OPERATIONS
   EXCLUDING PV INTEREST          (1,728)      4,433         (3,021)         2,976           4,428        7,088
                                 -------      ------        -------        -------         -------      -------
      Less closing costs              --          --             --            (93)         (2,075)      (2,168)
                                 -------      ------        -------        -------         -------      -------
   TOTAL AMOUNT RECORDED ON
      STATEMENTS OF CASH FLOWS   $(1,728)     $4,433        $(3,021)       $ 2,883         $ 2,353      $ 4,920
                                 =======      ======        =======        =======         =======      =======

                                                        28 weeks ended September 10, 2005
                                 -------------------------------------------------------------------------------
                                                                                            U.S.
                                 Project       2001          Farmer       Closure of    Distribution
                                  Great       Asset           Jack        Stores in    Operations and
                                 Renewal   Disposition   Restructuring   the Midwest     Warehouses       Total
                                 -------   -----------   -------------   -----------   --------------   --------
BALANCE SHEET ACCRUALS
Vacancy                          $(2,570)    $    --        $3,360         $71,518         $ 3,400      $ 75,708
PV interest                          900       1,232           337             136              --         2,605
Severance                             --          --            --           2,119          46,827        48,946
                                 -------     -------        ------         -------         -------      --------
Total accrued to balance
   sheets                         (1,670)      1,232         3,697          73,773          50,227       127,259
                                 -------     -------        ------         -------         -------      --------
NON-ACCRUABLE ITEMS RECORDED
   ON STATEMENTS OF
   OPERATIONS
Property writeoffs                    --          --            --           6,861           8,571        15,432
Inventory related costs               --          --            --           1,130           2,241         3,371
Loss on sale of property              --          --            --           2,263              --         2,263
Gain on sale of pharmacy
   scripts                            --          --            --            (870)             --          (870)
Closing costs                         --          --            --           2,957           5,860         8,817
                                 -------     -------        ------         -------         -------      --------
Total non-accruable items             --          --            --          12,341          16,672        29,013
                                 -------     -------        ------         -------         -------      --------
      Less PV interest              (900)     (1,232)         (337)           (136)             --        (2,605)
                                 -------     -------        ------         -------         -------      --------
TOTAL AMOUNT RECORDED ON
   STATEMENTS OF OPERATIONS
   EXCLUDING PV INTEREST          (2,570)         --         3,360          85,978          66,899       153,667
                                 -------     -------        ------         -------         -------      --------
      Less Gain on sale of
         pharmacy scripts             --          --            --             870              --           870
      Less closing costs              --          --            --          (2,957)         (5,860)       (8,817)
                                 -------     -------        ------         -------         -------      --------
   TOTAL AMOUNT RECORDED ON
      STATEMENTS OF CASH FLOWS   $(2,570)    $    --        $3,360         $83,891         $61,039      $145,720
                                 =======     =======        ======         =======         =======      ========

PROJECT GREAT RENEWAL

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                 Occupancy             Severance and Benefits                Total
                       ----------------------------   ------------------------   ----------------------------
                         U.S.     Canada    Total       U.S.   Canada    Total     U.S.     Canada     Total
                       --------   ------   --------   ------   ------   ------   --------   ------   --------
Balance at
   February 22, 2003   $ 48,788   $ 487    $ 49,275   $2,446     $--    $2,446   $ 51,234   $ 487    $ 51,721
Addition (1)              2,276     372       2,648       --      --        --      2,276     372       2,648
Utilization (2)         (19,592)   (407)    (19,999)    (289)     --      (289)   (19,881)   (407)    (20,288)
                       --------   -----    --------   ------     ---    ------   --------   -----    --------
Balance at
   February 28, 2004   $ 31,472   $ 452    $ 31,924   $2,157     $--    $2,157   $ 33,629   $ 452    $ 34,081
Addition (1)              1,902      20       1,922       --      --        --      1,902      20       1,922
Utilization (2)          (5,410)   (222)     (5,632)    (497)     --      (497)    (5,907)   (222)     (6,129)
                       --------   -----    --------   ------     ---    ------   --------   -----    --------
Balance at
   February 26, 2005   $ 27,964   $ 250    $ 28,214   $1,660     $--    $1,660   $ 29,624   $ 250    $ 29,874
Addition (1)              1,541       7       1,548       --      --        --      1,541       7       1,548
Utilization (2)          (5,858)   (167)     (6,025)    (223)     --      (223)    (6,081)   (167)     (6,248)
Adjustments (3)          (3,648)    (90)     (3,738)      --      --        --     (3,648)    (90)     (3,738)
                       --------   -----    --------   ------     ---    ------   --------   -----    --------
Balance at
   February 25, 2006   $ 19,999   $  --    $ 19,999   $1,437     $--    $1,437   $ 21,436   $  --    $ 21,436
Addition (1)                559      --         559       --      --        --        559      --         559
Utilization (2)          (2,504)     --      (2,504)     (66)     --       (66)    (2,570)     --      (2,570)
Adjustments (3)          (1,633)     --      (1,633)     (95)     --       (95)    (1,728)     --      (1,728)
                       --------   -----    --------   ------     ---    ------   --------   -----    --------
Balance at
   September 9, 2006   $ 16,421   $  --    $ 16,421   $1,276     $--    $1,276   $ 17,697   $  --    $ 17,697
                       ========   =====    ========   ======     ===    ======   ========   =====    ========

(1) The additions to store occupancy of $2.6 million, $1.9 million, and $1.5 million during fiscal 2003, 2004 and 2005, respectively, and $0.6 million during the 28 weeks ended September 9, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization of $20.0 million, $5.6 million, and $6.0 million for fiscal 2003, 2004 and 2005, respectively, and $2.5 million during the 28 weeks ended September 9, 2006 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.3 million, $0.5 million, and $0.2 million for fiscal 2003, 2004 and 2005, respectively, and $0.07 million during the 28 weeks ended September 9, 2006 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that was opened in fiscal 2006. During the 28 weeks ended September 9, 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $1.6 million due to changes in our estimation of such future costs. We also recorded a decrease of $0.1 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

We paid $106.9 million of the total occupancy charges from the time of the original charges through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.2 million of the total net severance charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $16.4 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.3 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during the 12 and 28 weeks ended September 9, 2006 and September 10, 2005.

At September 9, 2006 and February 25, 2006, approximately $4.2 million and $5.1 million, respectively, of the reserve were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 9, 2006 of $17.7 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                Occupancy               Severance and Benefits                 Total
                       ---------------------------   ---------------------------   -----------------------------
                         U.S.    Canada    Total       U.S.     Canada   Total       U.S.      Canada     Total
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 22, 2003   $53,502   $  344   $ 53,846   $ 3,813   $   481   $ 4,294   $ 57,315   $   825   $ 58,140
Addition (1)             2,847        3      2,850        --        --        --      2,847         3      2,850
Utilization (2)         (9,987)    (974)   (10,961)   (2,457)   (1,026)   (3,483)   (12,444)   (2,000)   (14,444)
Adjustments (3)         (6,778)   1,002     (5,776)      955       603     1,558     (5,823)    1,605     (4,218)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 28, 2004   $39,584   $  375   $ 39,959   $ 2,311   $    58   $ 2,369   $ 41,895   $   433   $ 42,328
Addition (1)             2,449       --      2,449        --        --        --      2,449        --      2,449
Utilization (2)         (5,646)    (375)    (6,021)   (2,197)      (58)   (2,255)    (7,843)     (433)    (8,276)
Adjustments (3)         (4,488)      --     (4,488)       --        --        --     (4,488)       --     (4,488)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 26, 2005   $31,899   $   --   $ 31,899   $   114   $    --   $   114   $ 32,013   $    --   $ 32,013
Addition (1)             2,170       --      2,170        --        --        --      2,170        --      2,170
Utilization (2)         (5,262)      --     (5,262)      (97)       --       (97)    (5,359)       --     (5,359)
Adjustments (3)         (2,089)      --     (2,089)       --        --        --     (2,089)       --     (2,089)
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   February 25, 2006   $26,718   $   --   $ 26,718   $    17   $    --   $    17   $ 26,735   $    --   $ 26,735
Addition (1)               850       --        850        --        --        --        850        --        850
Utilization (2)         (7,412)      --     (7,412)       --        --        --     (7,412)       --     (7,412)
Adjustments (3)          4,433       --      4,433        --        --        --      4,433        --      4,433
                       -------   ------   --------   -------   -------   -------   --------   -------   --------
Balance at
   September 9, 2006   $24,589   $   --   $ 24,589   $    17   $    --   $    17   $ 24,606   $    --   $ 24,606
                       =======   ======   ========   =======   =======   =======   ========   =======   ========

(1) The additions to store occupancy of $2.9 million, $2.4 million, and $2.2 million during fiscal 2003, 2004 and 2005, respectively, and $0.9 million during the 28 weeks ended September 9, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization of $11.0 million, $6.0 million, and $5.3 million during fiscal 2003, 2004 and 2005, respectively, and $7.4 million during the 28 weeks ended September 9, 2006 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $3.5 million, $2.3 million, and $0.1 million during fiscal 2003, 2004 and 2005, respectively, represent payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. During fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. Finally, during the 28 weeks ended September 9, 2006, we recorded adjustments for additional vacancy related costs of $4.4 million due to changes in our estimation of such future costs.

We paid $51.8 million ($48.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $24.6 million primarily relates to expected future payments under long term leases through 2022. The remaining severance liability of $0.02 million relates to expected future payments for severance and benefits payments to individual employees and will be fully paid out by 2006. None of these stores were open during the 12 and 28 weeks ended September 9, 2006 and September 10, 2005.

At September 9, 2006 and February 25, 2006, approximately $5.9 million and $6.6 million of the reserve, respectively, were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of September 9, 2006 of $24.6 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING

The following table summarizes the activity to date related to the charges recorded for this initiative all of which were in the U.S.

                                           Severance
                                              and
                               Occupancy    Benefits    Total
                               ---------   ---------   -------
Original charge (1)             $20,999     $ 8,930    $29,929
Addition (1)                         56          --         56
Utilization (2)                  (1,093)     (4,111)    (5,204)
                                -------     -------    -------
Balance at February 28, 2004    $19,962     $ 4,819    $24,781
Addition (1)                        687          --        687
Utilization (2)                  (4,747)     (4,813)    (9,560)
                                -------     -------    -------
Balance at February 26, 2005    $15,902     $     6    $15,908
Addition (1)                        710          --        710
Utilization (2)                  (2,738)         (6)    (2,744)
Adjustment (3)                    4,376          --      4,376
                                -------     -------    -------
Balance at February 25, 2006    $18,250     $    --    $18,250
Addition (1)                        405          --        405
Utilization (2)                    (886)         --       (886)
Adjustment (3)                   (3,021)         --     (3,021)
                                -------     -------    -------
Balance at September 9, 2006    $14,748     $    --    $14,748
                                =======     =======    =======

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004, fiscal 2005 and the 28 weeks ended September 9, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.

(2) Occupancy utilization of $1.1 million, $4.7 million, $2.7 million and $0.9 million during fiscal 2003, fiscal 2004, fiscal 2005 and for the 28 weeks ended September 9, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million, and $0.01 million during fiscal 2003, fiscal 2004, and fiscal 2005, respectively, represent payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During the 28 weeks ended September 9, 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs.

We paid $9.5 million of the total occupancy charges from the time of the original charge through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $14.7 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized as of September 9, 2006 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during the 12 and 28 weeks ended September 9, 2006 and September 10, 2005.

At September 9, 2006 and February 25, 2006, approximately $1.3 million and $1.6 million, respectively, of the liability were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $14.7 million as of September 9, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

CLOSURE OF STORES IN THE MIDWEST

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we have initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of September 9, 2006. The remaining business located in the Midwestern United States will continue to operate as part of our core business going forward.

The following table summarizes the activity to date related to the charges recorded for these store closures.

                                   Severance
                                      and
                       Occupancy    Benefits     Total
                       ---------   ---------   --------
Original charge (1)     $14,766     $ 1,337    $ 16,103
   Additions (2)         75,259       1,373      76,632
   Utilization (3)       (9,538)     (2,439)    (11,977)
   Adjustment (4)         9,153         (44)      9,109
                        -------     -------    --------
Balance at
   February 25, 2006    $89,640     $   227    $ 89,867
   Additions (2)          1,982          --       1,982
   Utilization (3)       (8,590)       (207)     (8,797)
   Adjustment (4)         2,857         (20)      2,837
                        -------     -------    --------
Balance at
   September 9, 2006    $85,889     $    --    $ 85,889
                        =======     =======    ========

(1) The original charge to occupancy during fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to close stores in the Midwest of $14.8 million. The original charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to occupancy during the 28 weeks ended September 9, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $2.0 million. The additional charge to severance during fiscal 2005 of $1.4 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization of $9.5 million and $8.6 million for fiscal 2005 and the 28 weeks ended September 9, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.4 million and $0.2 million for fiscal 2005 and the 28 weeks ended September 9, 2006, respectively, represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.04 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 28 weeks ended September 9, 2006, we recorded adjustments for additional vacancy related costs for our properties of $2.9 million due to changes in our estimation of such future costs. We also recorded a decrease of $0.02 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

We paid $18.1 million of the total occupancy charges from the time of the original charge through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $2.6 million of the total net severance charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $85.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2025. The severance liability has been fully utilized as of September 9, 2006 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 28 weeks ended September 9, 2006 and September 10, 2005 are the sales and operating results of the 35 stores that were closed as part of this divestiture. The results of these operations are as follows:

                             12 Weeks Ended                28 Weeks Ended
                      ----------------------------  ----------------------------
                      September 9,   September 10,  September 9,   September 10,
                          2006           2005           2006            2005
                      ------------   -------------  ------------   -------------
Sales                      $--          $19,411          $--          $107,888
                           ===          =======          ===          ========
Loss from operations       $--          $(4,629)         $--          $(13,496)
                           ===          =======          ===          ========

At September 9, 2006 and February 25, 2006, approximately $17.7 million and $22.5 million of the liability were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $85.9 million as of September 9, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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

                                   Severance
                                      and
                       Occupancy    Benefits     Total
                       ---------   ---------   --------
Original charge (1)     $     --    $ 40,417   $ 40,417
   Additions (2)          15,420       7,296     22,716
   Utilization (3)          (337)    (43,597)   (43,934)
   Adjustments (4)            --        (493)      (493)
                        --------    --------   --------
Balance at
   February 25, 2006    $ 15,083    $  3,623   $ 18,706
   Additions (2)             131          --        131
   Utilization (3)       (11,770)     (1,767)   (13,537)
   Adjustment (4)          1,744         135      1,879
                        --------    --------   --------
Balance at
   September 9, 2006    $  5,188    $  1,991   $  7,179
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

(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during the 28 weeks ended September 9, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.1 million. The additions to severance and benefits during fiscal 2005 represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

(3) Occupancy utilization of $0.3 million and $11.8 million for fiscal 2005 and the 28 weeks ended September 9, 2006, respectively, represents payments associated with the closure of certain warehouses. Severance and benefits utilization of $43.6 million and $1.8 million for fiscal 2005 and the 28 weeks ended September 9, 2006, respectively, represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 28 weeks ended September 9, 2006, we recorded adjustments for additional vacancy related costs for our properties of $1.7 million due to changes in our estimation of such future costs. During the 28 weeks ended September 9, 2006, we recorded adjustments of $0.1 million primarily related to additions to severance and benefits due to changes in individual severings and associated benefit costs.

We paid $12.1 million of the total occupancy charges from the time of the original charge through September 9, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $45.4 million of the total net severance and benefits charges from the time of the original charges through September 9, 2006, which resulted from the termination of approximately 140 employees. The remaining occupancy liability of $5.2 million relates to expected future payments under long term leases and is expected to be paid out in full by 2026. The remaining severance and benefits liability of $2.0 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 23, 2008.

As of September 9, 2006 and February 25, 2006, approximately $0.3 million and $1.4 million, respectively, of the liability were included in "Accrued salaries, wages and benefits," $1.6 million and $11.3 million, respectively, of the liability were included in "Other Accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $7.2 million as of September 9, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the warehouses and adjustments to the reserve balance may be recorded in the future, if necessary.

Our Company currently acquires a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

                                                 For the 12 Weeks Ended
                                         --------------------------------------
                                         September 9, 2006   September 10, 2005
                                         -----------------   ------------------
                                            U.S.    Canada      U.S.     Canada
                                          -------   ------    -------   -------
Service cost                              $ 1,220     $--     $ 1,384   $ 1,537
Interest cost                               2,611      --       2,744     2,190
Expected return on plan assets             (2,850)     --      (3,098)   (2,812)
Amortization of unrecognized net prior
   service (gain) cost                        (41)     --         (67)       96
Amortization of unrecognized net loss          37      --          13       302
Administrative expenses and other             117      --          --        46
                                          -------     ---     -------   -------
   Net pension cost                       $ 1,094     $--     $   976   $ 1,359
                                          =======     ===     =======   =======

                                                 For the 28 Weeks Ended
                                         --------------------------------------
                                         September 9, 2006   September 10, 2005
                                         -----------------   ------------------
                                            U.S.    Canada      U.S.    Canada
                                          -------   ------    -------   ------
Service cost                              $ 2,845     $--     $ 3,230   $ 4,576
Interest cost                               6,093      --       6,401     6,519
Expected return on plan assets             (6,650)     --      (7,228)   (8,369)
Amortization of unrecognized net prior
   service (gain) cost                        (96)     --        (158)      286
Amortization of unrecognized net loss          87      --          31       900
Administrative expenses and other             195      --          --       138
                                          -------     ---     -------   -------
   Net pension cost                       $ 2,474     $--     $ 2,276   $ 4,050
                                          =======     ===     =======   =======

CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 25, 2006, that we expected to contribute $5.2 million in cash to our defined benefit plans in fiscal 2006. As of September 9, 2006, we contributed approximately $2.3 million to our defined benefit plans. We plan to contribute approximately $2.9 million to our plans in the remainder of fiscal 2006.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for our postretirement benefits. The components of net postretirement benefits (income) cost are as follows:

                                                 For the 12 Weeks Ended
                                         --------------------------------------
                                         September 9, 2006   September 10, 2005
                                         -----------------   ------------------
                                            U.S.    Canada      U.S.     Canada
                                          -------   ------    -------   -------

Service cost                               $  87      $--      $  78     $  25
Interest cost                                270       --        276        91
Amortization of (gain) loss                  (51)      --        (64)       40
Prior service gain                          (311)      --       (311)      (50)
                                           -----      ---      -----     -----
   Net postretirement benefits
      (income) cost                        $  (5)     $--      $ (21)    $ 106
                                           =====      ===      =====     =====

                                                 For the 28 Weeks Ended
                                         --------------------------------------
                                         September 9, 2006   September 10, 2005
                                         -----------------   ------------------
                                            U.S.    Canada      U.S.    Canada
                                          -------   ------    -------   ------

Service cost                               $ 201      $--      $ 182     $  75
Interest cost                                632       --        646       270
Amortization of (gain) loss                 (120)      --       (150)      118
Prior service gain                          (725)      --       (725)     (148)
                                           -----      ---      -----     -----
   Net postretirement benefits
      (income) cost                        $ (12)     $--      $ (47)    $ 315
                                           =====      ===      =====     =====

10.  STOCK BASED COMPENSATION

During the 12 and 28 weeks ended September 9, 2006, compensation expense related to share-based incentive plans was $2.5 million and $5.8 million, after tax, respectively, compared to $2.7 million and $4.9 million, after tax, during the 12 and 28 weeks ended September 10, 2005, respectively. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 9, 2006 was $0.2 million and $0.7 million, respectively, related to expensing of stock options, $2.1 million and $4.3 million, respectively, relating to expensing of restricted stock, and $0.2 million and $0.8 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 10, 2005 was $0.5 million and $1.4 million, respectively, related to expensing of stock options, $1.0 million and $2.2 million, respectively, relating to expensing of restricted stock, $1.1 million relating to the immediate vesting of certain stock options during the second quarter ended September 10, 2005, and $0.08 million and $0.2 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. There was no effect on the Consolidated Statement of Cash Flows from the adoption of SFAS 123R (revised
2004), "Share-Based Payment" ("SFAS 123R") as we adopted SFAS 123R using the modified prospective application.

At September 9, 2006, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 and 2006 activity is reported below.

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

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the 12 weeks ended September 9, 2006 and the 12 and 28 weeks ended September 10, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place during the 28 weeks ended September 9, 2006:

                               28 weeks ended
                                Sept. 9, 2006
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

     Stock options

     The following is a summary of the stock option activity during the 28 weeks ended September 9, 2006:

                                                                 Weighted
                                                    Weighted      Average
                                                     Average     Remaining    Aggregate
                                                    Exercise    Contractual   Intrinsic
                                          Shares      Price    Term (years)     Value
                                        ---------   --------   ------------   ---------
     Outstanding at February 25, 2006   1,534,385    $19.24
        Adjustment for dividend*          371,995        --
        Granted                            86,430     27.71
        Canceled or expired              (206,672)    22.05
        Exercised                        (314,131)    15.13
                                        ---------    ------
     Outstanding at September 9, 2006   1,472,007    $15.36         4.9        $11,090
                                        =========    ======         ===        =======
     Exercisable at:
        September 9, 2006               1,183,912    $16.34         4.2        $ 7,760
                                                                    ===        =======
     Nonvested at:
        September 9, 2006                 288,095    $11.33         8.0        $ 3,330
                                                                    ===        =======

     The total intrinsic value of options exercised during the 28 weeks ended September 9, 2006 was $4.3 million.

     As of September 9, 2006, approximately $1.1 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.1 years.

     The amount of cash received from the exercise of stock options was approximately $4.8 million.

     Performance Restricted Stock Units

     During the 12 and 28 weeks ended September 9, 2006, our Company granted 6,702 and 393,162 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $10.8 million. Approximately $18.9 million of unrecognized fair value compensation expense relating to these performance restricted stock units and those issued in the previous year are expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria.

     The following is a summary of the performance restricted stock units activity during the 28 weeks ended September 9, 2006:

                                                   Weighted
                                                    Average
                                                   Exercise
                                         Shares      Price
                                       ---------   --------
     Nonvested at February 25, 2006    1,285,000    $14.42
        Adjustment for dividend*         339,369        --
        Granted                          393,162     27.59
        Canceled or expired              (47,746)    21.98
        Exercised                             --        --
                                       ---------    ------
     Nonvested at September 9, 2006    1,969,785    $14.38
                                       =========    ======

* As discussed in Note 3 - Special One-Time Dividend, our Company adjusted the number and/or price of all unexercised stock options and nonvested performance restricted stock units as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments had no impact on stock compensation expense for the 28 weeks ended September 9, 2006.

II. 2004 Non-Employee Director Compensation Plan: This plan provides for the annual grant of Company common stock equivalent of $90 to members of our Board of Directors. The $90 grant of common stock shall be made on the first business day following the Annual Meeting of Stockholders. The number of shares of our Company's $1.00 common stock granted annually to each non-employee Director will be based on the closing price of the common stock on the New York Stock Exchange, as reported in the Wall Street Journal on the date of grant. Only whole shares will be granted; any remaining amounts will be paid in cash as promptly as practicable following the date of grant.

11.  INCOME TAXES

The income tax provision recorded for the 28 weeks ended September 9, 2006 and September 10, 2005 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 12 and 28 weeks ended September 9, 2006, the valuation allowance was decreased by $1.7 million and $7.1 million, respectively, as compared to decreased by $260.5 million and $257.0 million during the 12 and 28 weeks ended September 10, 2005, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

In October 2004, the U.S. government passed the "Homeland Investment Act" which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. This is achieved by permitting a one time 85% dividends received deduction. Our Company completed the sale of our Canadian subsidiary to Metro, Inc. during fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, we have recorded a tax provision of $98.1 million for the potential disallowance of the 85% dividend received deduction. This amount was recorded in "(Provision for) benefit from income taxes" in our Statements of Consolidated Operations for fiscal 2005 and in "Other non-current liabilities" in our Consolidated Balance Sheet at February 25, 2006. During the 12 and 28 weeks ended September 9, 2006, this tax provision was reduced by $6.0 million and $17.3 million, respectively, as we continue to experience operating losses which decreases the overall tax provision previously recorded during fiscal 2005. This reduction was recorded in "Benefit from (provision for) income taxes" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 9, 2006. The $80.8 million is included in "Other non-current liabilities" in our Consolidated Balance Sheet at September 9, 2006. This amount is subject to further adjustment based upon several factors, including our Company's operating results and the availability of foreign tax credits, which were not estimable at September 9, 2006. Our Company intends to complete a foreign tax credit analysis during fiscal 2006.

For the second quarter of fiscal 2006, our effective income tax rate of 91.6% changed from the effective income tax rate of 21.3% in the second quarter of fiscal 2005 as follows:

                                  12 Weeks Ended
                --------------------------------------------------
                   September 9, 2006        September 10, 2005
                --------------------------------------------------
                              Effective                  Effective
                Tax Benefit    Tax Rate  Tax Provision    Tax Rate
                -----------   --------   -------------   ---------
United States      $5,511       (91.6%)    $(154,170)       20.5%
Canada                 --          --         (6,058)        0.8%
                   ------       -----      ---------        ----
                   $5,511       (91.6%)    $(160,228)       21.3%
                   ======       =====      =========        ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended September 9, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, (ii) the decrease in our valuation allowance as discussed above, (iii) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 12 weeks ended September 10, 2005 that was not recorded during the 12 weeks ended September 9, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

For the 28 weeks ended September 9, 2006, our effective income tax rate of 71.9% changed from the effective income tax rate of 25.7% for the 28 weeks ended September 10, 2005 as follows:

                                   28 Weeks Ended
                ---------------------------------------------------
                   September 9, 2006          September 10, 2005
                -----------------------   -------------------------
                              Effective                   Effective
                Tax Benefit    Tax Rate   Tax Provision    Tax Rate
                -----------   ---------   -------------   ---------
United States     $15,170      (71.9%)      $(155,625)      23.0%
Canada                 --         --          (18,539)       2.7%
                  -------      -----        ---------       ----
                  $15,170      (71.9%)      $(174,164)      25.7%
                  =======      =====        =========       ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 28 weeks ended September 9, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, (ii) the decrease in our valuation allowance as discussed above, (iii) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 28 weeks ended September 10, 2005 that was not recorded during the 28 weeks ended September 9, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

At September 9, 2006 and February 25, 2006, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $51.9 million and $60.0 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $51.9 million and $60.0 million, respectively.

12.  OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the 12 and 28 weeks ended September 9, 2006, we operated in two reportable segments: United States and our investment in Metro, Inc. During the 12 and 28 weeks ended September 10, 2005, we operated in three reportable segments: United States, Canada, and our investment in Metro, Inc. Our United States and Canadian segments are comprised of retail supermarkets. Our equity investment represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment is greater than 10% of our Company's combined assets of all operating segments and we have significant influence over substantive operating decisions through our membership on Metro, Inc.'s Board of Directors and its committees and information technology services agreement. The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2005 Annual Report. We measure segment performance based upon (loss) income from operations.

Interim information on segments is as follows:

                                             12 Weeks Ended                 28 Weeks Ended
                                      ----------------------------   ----------------------------
                                      September 9,   September 10,   September 9,   September 10,
                                          2006            2005           2006            2005
                                      ------------   -------------   ------------   -------------
Sales
   United States                       $1,572,250      $1,598,085     $3,699,145      $3,828,003
   Canada *                                    --         570,164             --       1,723,879
                                       ----------      ----------     ----------      ----------
      Total Company                    $1,572,250      $2,168,249     $3,699,145      $5,551,882
                                       ==========      ==========     ==========      ==========
Sales by category
   Grocery (1)                         $1,048,176      $1,410,451     $2,487,058      $3,611,153
   Meat (2)                               314,606         449,490        729,101       1,145,777
   Produce (3)                            205,347         307,010        473,442         793,654
   Other (4)                                4,121           1,298          9,544           1,298
                                       ----------      ----------     ----------      ----------
      Total Company                    $1,572,250      $2,168,249     $3,699,145      $5,551,882
                                       ==========      ==========     ==========      ==========

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor, pharmacy and fuel.

(2)  The meat category includes meat, deli, bakery and seafood.

(3)  The produce category includes produce and floral.

(4) Other includes sales from an information technology services agreement with Metro, Inc.

Depreciation and amortization
   United States                        $ 40,272       $  45,846       $ 95,219       $ 106,826
   Canada *                                   --              47             --          10,942
                                        --------       ---------       --------       ---------
      Total Company                     $ 40,272       $  45,893       $ 95,219       $ 117,768
                                        ========       =========       ========       =========
(Loss) income from operations
   United States                        $ (3,154)      $(162,593)      $ (8,207)      $(240,430)
   Canada *                                   --          17,527             --          57,224
                                        --------       ---------       --------       ---------
      Total Company                     $ (3,154)      $(145,066)      $ (8,207)      $(183,206)
                                        ========       =========       ========       =========
(Loss) income from continuing
   operations before income taxes
   United States                        $(17,889)      $ 736,944       $(40,921)      $ 628,971
   Canada*                                    --          15,430             --          48,201
   Equity investment in Metro, Inc.       11,870              --         19,817              --
                                        --------       ---------       --------       ---------
      Total Company                     $ (6,019)      $ 752,374       $(21,104)      $ 677,172
                                        ========       =========       ========       =========
Capital expenditures
   United States                        $ 52,217       $  22,742       $120,346       $  62,376
   Canada *                                   --          17,015             --          47,201
                                        --------       ---------       --------       ---------
      Total Company                     $ 52,217       $  39,757       $120,346       $ 109,577
                                        ========       =========       ========       =========

                                      September 9,    February 25,
                                          2006            2006
                                      ------------   -------------
Total assets
   United States                       $1,812,741      $2,160,109
   Equity investment in Metro, Inc.       367,426         338,756
                                       ----------      ----------
      Total Company                    $2,180,167      $2,498,865
                                       ==========      ==========

* We sold our Canadian operations during fiscal 2005; thus, we have included the operating results of our Canadian subsidiary through the date of its sale.

13.  INDEBTEDNESS

During fiscal 2005, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. Refer to Note 5 - Cash, Cash Equivalents, Restricted Cash, and Marketable Securities for further discussion of our Letter of Credit Agreement. We also secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million.

At September 9, 2006 and February 25, 2006, there were $84.0 million and nil, respectively, in outstanding borrowings under our Revolver.

Subsequent to the end of our second quarter ended September 9, 2006, the Company transferred 6,000,000 of our Class A subordinate shares of Metro, Inc. from our foreign subsidiary to the United States. These transferred shares will be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005 and will allow us to reduce the amount of restricted cash and/or marketable securities we were required to maintain as collateral previously.

14. TENDER OFFER AND REPURCHASE OF 7.75% NOTES DUE 2007 AND 9.125% SENIOR NOTES DUE 2011

During the second quarter of fiscal 2005, our Company commenced a cash tender offer for all of the outstanding principal amount of our 7.75% Notes due April 15, 2007 and 9.125% Senior Notes due December 15, 2011. The tender offer expired on September 7, 2005. On September 8, 2005, our Company purchased, pursuant to the tender offer $166.7 million, of our $199 million 7.75% Notes due April 15, 2007 and $203.7 million of our $216.5 million 9.125% Senior Notes due December 15, 2011 using $370.4 million of the gross proceeds from the sale of our Canadian operations. Our Company also paid $28.6 million in tender premiums and other fees and expenses with our Company's gross proceeds from the sale of our Canadian operations and wrote off approximately $3.9 million of unamortized debt discount and issuance costs related to this tender offer.

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

Both the tender premiums and other fees and expenses as well as the recognition of the deferred gain are included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005.

15.  HURRICANE KATRINA AND IMPACT ON U.S. BUSINESS

During the second quarter of fiscal 2005, Hurricane Katrina had a major effect on certain portions of the Gulf Coast region and resulted in the closure of our 28 stores and warehouse facilities. As of September 9, 2006, 23 of these stores were open and operating and the remaining 5 stores were closed in fiscal 2005.

We maintain insurance coverage for this type of loss which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. We have recovered and expect to recover the remaining losses caused by Hurricane Katrina in excess of our estimated insurance deductible of approximately $5.0 million, which was recorded in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005.

16.  HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

From time to time, we may enter into hedging agreements in order to manage risks incurred in the normal course of business including forward exchange contracts to manage our exposure to fluctuations in foreign exchange rates.

During the first quarter of fiscal 2005, we entered into a six month currency exchange forward contract totaling $900 million Canadian dollar notional value to hedge our net investment in our Canadian foreign operations against adverse movements in exchange rates. Our Company measures ineffectiveness based upon the change in forward exchange rates.

In the second quarter of fiscal 2005 and upon completion of the sale of our Canadian operations, this forward contract was terminated prior to its expiration. Upon settlement, the effective portion of this net investment hedge contract resulted in a loss, after tax, of approximately $12.8 million and $21.1 million during the 12 and 28 weeks ended September 10, 2005, respectively, and was recognized as an offset to the gain recorded in connection with the sale of our Canadian subsidiary. The gain was recorded in "Gain (loss) on sale of Canadian operations" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005.

In addition, the amount excluded from the measure of effectiveness on this net investment hedge amounted to $12.5 million and $15.4 million, before income taxes, and was recorded as "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 28 weeks ended September 10, 2005, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Antitrust Class Action Litigation

In connection with a settlement reached in the VISA/MasterCard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our initial review of our historical records as well as estimates provided by the Claims Administrator, we recorded an estimated pretax recovery of $1.5 million as a credit to "Selling, general and administrative expense" in our Statements of Consolidated Operations during fiscal 2005.

During the second quarter of fiscal 2006, our Company received a cash payment of $1.6 million for our portion of the settlement funds for this class action litigation. During the remainder of fiscal 2006, we will continue to work with the Claims Administrator to ensure that any additional monies owed to our Company in connection with this litigation are received. This process may result in additional recoveries being recorded in future periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 9, 2006 and September 10, 2005.

o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.

o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2006 that Management wishes to share with the reader to assist in understanding the business.

o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 12 weeks ended September 9, 2006 compared to the 12 weeks ended September 10, 2005; results for the 28 weeks ended September 9, 2006 compared to the 28 weeks ended September 10, 2005; current and expected future liquidity; and the impact of various market risks on our Company.

o Critical Accounting Estimates -- a discussion of significant estimates made by Management.

o Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.

o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 9, 2006 and September 10, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 9 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 403 stores as of September 9, 2006.

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

A&P's operating results continued to improve over the prior year's performance in the second quarter of fiscal 2006. Overall, we remained on plan with respect to operating, merchandising, store development and cost reduction strategies. Despite competitors' responses to our merchandising and promotion improvements, we again grew comparable store sales. Those gains combined with achievement of targeted cost savings produced increases in operating income.

Alongside the fundamental retail improvements that remain in progress, our Company continued converting suitable locations to our successful Fresh store format. Each upgrade has produced significant overall sales increases, as well as a profitable shift to greater fresh category distribution - further boosting bottom line store performance.

We continued working towards the development of our discount Food Basics operations, fine-tuning and re-launching several store locations in New Jersey. This evolution of our discount presentation will ultimately give us powerful concepts on both the fresh and discount sides of our business. Combined with our upcoming gourmet store development at The Food Emporium in New York, this will fulfill the three-tier marketing strategy that will largely be in place throughout our Northeast and Mid-Atlantic operations within the next two years.

In Michigan, we remain committed to the turnaround of Farmer Jack and to the marketing initiatives driving its improvement. Behind that strategy, we have begun development of a targeted store format, providing the combination of fresh and discount elements of greatest appeal to that market. Our Sav-A-Center operation in New Orleans continues to perform well, having clearly led the marketplace in restoring the bulk of operations to full-strength in the aftermath of Hurricane Katrina.

Across the business, we continued the improvement of fundamentals, in merchandising execution, promotional effectiveness, store operating best practices and cost reduction. We continued to benefit significantly from our logistics partnership with C&S Wholesale Grocers, Inc. with whom we are further improving efficiency, service levels and in-stock performance to drive profitable sales growth.

OUTLOOK

Our objective in the third quarter and the balance of fiscal 2006 is to remain focused on the strategic elements that have driven our improvement thus far, thereby remaining on track to achieve overall profitability in fiscal 2007 as planned.

Accordingly, the execution of our marketing and retail development plans will continue to be a high priority, as will the continued cost control disciplines we have established. Key elements are:

o Move forward with our capital plan for the conversion of additional locations to the Fresh format;

o Complete the fine-tuning of the discount Food Basics concept and proceed with its rollout to appropriate locations;

o Launch our new generation Gourmet concept later this year under The Food Emporium banner in New York City;

o    Complete and implement our new Farmer Jack store concept in Michigan;

o Continue to improve our every-day grocery pricing and value image in all markets, through more efficient buying and distribution, and innovative marketing and promotion techniques.

Supporting those strategies is ongoing adherence to cost control, and reduction wherever possible without compromising the growth of our business. We will continue to seek and optimize additional means of improving labor productivity in cooperation with our people and their labor unions, and by seeking all reasonable opportunities to lower administrative, occupancy, and other operating expenses.

In summary, we remain both encouraged by our ongoing improvement, and confident that sound execution of our strategies will lead us to our profitability goal in fiscal 2007.

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

o Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

We sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. Therefore, comparative information relating to our Canadian business that follows did not include any weeks during the 12 and 28 weeks ended September 9, 2006, compared to 8 and 24 weeks during the 12 and 28 weeks ended September 10, 2005, respectively.

12 WEEKS ENDED SEPTEMBER 9, 2006 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 10,
2005

OVERALL

Sales for the second quarter of fiscal 2006 were $1.6 billion compared to $2.2 billion for the second quarter of fiscal 2005; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 0.2%. Income from continuing operations decreased from $592.2 million for the second quarter of fiscal 2005 to a loss from continuing operations of $0.5 million for the second quarter of fiscal 2006, primarily due to the absence of the gain on sale of our Canadian operations recorded during the 12 weeks ended September 10, 2005. Net loss per share - basic and diluted for the second quarter of fiscal 2006 was $0.01, compared to a net income per share - basic and diluted of $14.64 and $14.40, respectively, for the second quarter of fiscal 2005.

                                          12 Weeks         12 Weeks
                                            Ended            Ended       (Unfavorable) /
                                        Sept. 9, 2006   Sept. 10, 2005      Favorable      % Change
                                        -------------   --------------   ---------------   --------
Sales                                      $1,572.3        $2,168.2          $(595.9)        (27.5%)
Increase (decrease) in comparable
   store sales                                  0.2%           (0.6%)             NA            NA
(Loss) income from continuing
   operations                                  (0.5)          592.2           (592.7)       >100.0%
Loss from discontinued operations                --            (0.2)             0.2        >100.0%
Net (loss) income                              (0.5)          592.0           (592.5)       >100.0%
Net (loss) income per share - basic           (0.01)          14.64           (14.65)       >100.0%
Net (loss) income per share - diluted         (0.01)          14.40           (14.41)       >100.0%

SALES

Sales for the second quarter of fiscal 2006 of $1,572.3 million decreased $595.9 million or 27.5% from sales of $2,168.2 million for second quarter of fiscal 2005. The lower sales were due to a decrease in U.S. sales of $25.8 million and a decrease in Canadian sales of $570.1 million. The following table presents sales for each of our reportable operating segments for the second quarter of fiscal 2006 and the second quarter of fiscal 2005:

                12 Weeks Ended   12 Weeks Ended
                 Sept. 9, 2006   Sept. 10, 2005   Decrease   % Change
                --------------   --------------   --------   --------
United States      $1,572.3         $1,598.1       $ (25.8)     (1.6%)
Canada                   --            570.1        (570.1)   (100.0)
                   --------         --------       -------    ------
Total              $1,572.3         $2,168.2       $(595.9)    (27.5%)
                   ========         ========       =======    ======

The following details the dollar impact of several items affecting the decrease in sales by reportable operating segment from the second quarter of fiscal 2005 to the second quarter of fiscal 2006:

                Impact of   Impact of   Comparable
                   New       Closed        Store
                  Stores     Stores        Sales      Other     Total
                ---------   ---------   ----------   -------   -------
United States     $5.4       $(38.8)       $3.5      $   4.1   $ (25.8)
Canada              --           --          --       (570.1)   (570.1)
                  ----       ------        ----      -------   -------
   Total          $5.4       $(38.8)       $3.5      $(566.0)  $(595.9)
                  ====       ======        ====      =======   =======

The decrease in U.S. sales was primarily attributable to the closing of 42 stores since the beginning of the second quarter of fiscal 2005, of which 3 were closed in fiscal 2006, decreasing sales by $38.8 million. This decrease was partially offset by the opening or re-opening of 3 new stores since the beginning of the second quarter of fiscal 2005, of which 1 was opened or re-opened in fiscal 2006, increasing sales by $5.4 million, the increase in comparable store sales for the second quarter of fiscal 2006 of $3.5 million or 0.2% as compared with the second quarter of fiscal 2005, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $4.1 million. Included in the 42 stores closed since the beginning of the second quarter of fiscal 2005 were 35 stores closed as part of the asset disposition initiative as discussed in Note 8 of our Consolidated Financial Statements.

The decrease in Canadian sales of $570.1 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of sales during the second quarter of fiscal 2006 as compared to 8 weeks during the second quarter of fiscal 2005.

Average weekly sales per supermarket for the U.S. were approximately $336,700 for the second quarter of fiscal 2006 versus $324,800 for the corresponding period of the prior year, an increase of 3.7% primarily due the impact of closing smaller stores and positive comparable store sales.

GROSS MARGIN

The following table presents gross margin dollar results and gross margin as a percentage of sales by reportable operating segment for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. Gross margin as a percentage of sales increased 218 basis points to 30.62% for the second quarter of fiscal 2006 from 28.44% for the second quarter of fiscal 2005. This 218 basis point increase was caused by the sale of our Canadian operations which had a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.

                        12 Weeks Ended                  12 Weeks Ended
                      September 9, 2006               September 10, 2005
                -----------------------------   -----------------------------
                Gross Margin   Rate to Sales%   Gross Margin   Rate to Sales%
                ------------   --------------   ------------   --------------
United States      $481.4          30.62%          $480.2          30.05%
Canada                 --             --            136.5          23.94
                   ------          -----           -----           -----
Total              $481.4          30.62%          $616.7          28.44%
                   ======          =====           ======          =====

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the second quarter of fiscal 2005 to the second quarter of fiscal 2006:

                               Gross Margin
                Sales Volume       Rate        Other     Total
                ------------   ------------   -------   -------
United States      $(7.8)          $9.0       $    --   $   1.2
Canada                --             --        (136.5)   (136.5)
                   -----           ----       -------   -------
Total              $(7.8)          $9.0       $(136.5)  $(135.3)
                   =====           ====       =======   =======

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents store operating, general and administrative expense ("SG&A"), by reportable operating segment, in dollars and as a percentage of sales for the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. SG&A expense was $484.5 million or 30.82% for the second quarter of fiscal 2006 as compared to $761.7 million or 35.13% for the second quarter of fiscal 2005.

                     12 Weeks Ended            12 Weeks Ended
                     Sept. 9, 2006             Sept. 10, 2005
                -----------------------   -----------------------
                 SG&A    Rate to Sales%    SG&A    Rate to Sales%
                ------   --------------   ------   --------------
United States   $484.5       30.82%       $642.8       40.22%
Canada              --          --         118.9       20.85
                ------       -----        ------       -----
   Total        $484.5       30.82%       $761.7       35.13%
                ======       =====        ======       =====

Included in SG&A in the U.S. for the second quarter of fiscal 2006 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.6 million (4 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $0.3 million (2 basis points); and

o costs relating to a voluntary labor buyout program in the South Region of $0.6 million (4 basis points).

Partially offset by:

o net real estate activity of $1.2 million (7 basis points) during the second quarter of fiscal 2006; and

o reversal of vacancy related costs relating to the closures of stores in the Midwest as discussed in Note 8 - Asset Disposition Initiatives of $2.2 million (14 basis points).

SG&A in the U.S. for the second quarter of fiscal 2005 also included certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $17.7 million (111 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the closure of stores in the Midwest of $70.2 million (439 basis points) as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the cash tender offer completed during the second quarter of fiscal 2005, as discussed in Note 14 - Tender Offer and Repurchase of 7.75% Notes Due 2007 and 9.125% Senior Notes Due 2011 of $29.5 million (184 basis points);

o costs relating to the long-lived assets impairment charge for one of our U.S. asset groups of $9.6 million (60 basis points) as discussed in Note 6
     - Valuation of Long-Lived Assets; and

o costs relating to the settlement of our net investment hedge as discussed in Note 16 - Hedge of Net Investment in Foreign Operations of $12.5 million (78 basis points).

Partially offset by:

o net real estate activity of $10.6 million (66 basis points) during the second quarter of fiscal 2005.

Excluding the items listed above, SG&A within our core U.S. operations as a percentage of sales decreased by 122 basis points during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 primarily due to the continued focus on discretionary spend, particularly within the administrative departments.

The decrease in SG&A in Canada of $118.9 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of costs during the second quarter of fiscal 2006 as compared to 8 weeks during the first quarter of fiscal 2005.

During the 12 weeks ended September 9, 2006 and September 10, 2005, we recorded impairment losses on long-lived assets of $1.3 million and $20.2 million, respectively, as follows:

                                                                 12 weeks ended        12 weeks ended
                                                               September 9, 2006     September 10, 2005
                                                               -----------------   ----------------------
                                                                      U.S.          U.S.   Canada   Total
                                                                      ----         -----   ------   -----
Impairments due to closure or conversion in the normal
   course of business                                                 $1.3         $ 1.0     $--    $ 1.0
Impairments due to unrecoverable assets                                 --           9.6      --      9.6
Impairments related to our asset disposition initiatives (1)            --           9.6      --      9.6
                                                                      ----         -----     ---    -----
Total impairments                                                     $1.3         $20.2     $--    $20.2
                                                                      ====         =====     ===    =====

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

INTEREST EXPENSE

Interest expense of $16.9 million for the second quarter of fiscal 2006 decreased from the prior year amount of $25.3 million primarily due to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December 15, 2011, during the second quarter of fiscal 2005 resulting in a reduction in interest expense of $7.2 million, and (ii.) the absence of interest expense relating to our Canadian operations that was recorded during the 12 weeks ended September 10, 2005 of $2.8 million but not recorded during the 12 weeks ended September 9, 2006 as a result of its sale.

EQUITY IN EARNINGS OF METRO, INC.

We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 12 weeks ending September 9, 2006 and September 10, 2005, we recorded $11.9 million and nil, respectively, in equity earnings relating to our equity investment in Metro, Inc.

INCOME TAXES

The benefit from income taxes from continuing operations for the second quarter of fiscal 2006 was $5.5 million compared to the provision for income taxes from continuing operations for the second quarter of fiscal 2005 of $160.2 million (a $154.1 million provision for our U.S. operations and a $6.1 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the second quarter of fiscal 2006, our effective income tax rate of 91.6% changed from the effective income tax rate of 21.3% in the second quarter of fiscal 2005 as follows:

                               12 Weeks Ended
                -------------------------------------------
                 September 9, 2006      September 10, 2005
                -------------------   ---------------------
                  Tax     Effective      Tax      Effective
                Benefit    Tax Rate   Provision    Tax Rate
                -------   ---------   ---------   ---------
United States    $5,511    (91.6%)    $(154,170)    20.5%
Canada               --       --         (6,058)     0.8%
                 ------    -----      ---------     ----
                 $5,511    (91.6%)    $(160,228)    21.3%
                 ======    =====      =========     ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended September 9, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan and the sale of our Canadian operations, (ii) the decrease in our valuation allowance, (iii) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 12 weeks ended September 10, 2005 that was not recorded during the 12 weeks ended September 9, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2006 was nil as compared to a loss from operations of discontinued businesses, net of tax, of $0.2 million for the second quarter of fiscal 2005 which was primarily due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments as a result of changes in estimates.

28 WEEKS ENDED SEPTEMBER 9, 2006 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 10,
2005

OVERALL

Sales for the 28 weeks ended September 9, 2006 were $3.7 billion compared to $5.6 billion for the 28 weeks ended September 10, 2005; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.0%. Income from continuing operations decreased from $503.0 million for the 28 weeks ended September 10, 2005 to a loss from continuing operations of $5.9 million for the 28 weeks ended September 9, 2006, primarily due to the absence of the gain on sale of our Canadian operations recorded during the 28 weeks ended September 10, 2005. Net loss per share - basic and diluted for the 28 weeks ended September 9, 2006 was $0.16, compared to a net income per share - basic and diluted of $12.64 and $12.47, respectively, for the 28 weeks ended September 10, 2005.

                                          28 Weeks         28 Weeks
                                            Ended            Ended
                                        Sept. 9, 2006   Sept. 10, 2005   Unfavorable   % Change
                                        -------------   --------------   -----------   --------
Sales                                     $3,699.1        $5,551.9        $(1,852.8)    (33.4%)
Increase (decrease) in comparable
   store sales                                 1.0%           (0.5%)          NA          NA
(Loss) income from continuing
   operations                                 (5.9)          503.0           (508.9)   >100.0%
Loss from discontinued operations             (0.7)           (0.3)            (0.4)   >100.0%
Net (loss) income                             (6.6)          502.7           (509.3)   >100.0%
Net (loss) income per share - basic          (0.16)          12.64           (12.80)   >100.0%
Net (loss) income per share - diluted        (0.16)          12.47           (12.63)   >100.0%

SALES

Sales for the 28 weeks ended September 9, 2006 of $3,699.1 million decreased $1,852.8 million or 33.4% from sales of $5,551.9 million for 28 weeks ended September 10, 2005. The lower sales were due to a decrease in U.S. sales of $128.9 million and a decrease in Canadian sales of $1,723.9 million. The following table presents sales for each of our reportable operating segments for the 28 weeks ended September 9, 2006 and the 28 weeks ended September 10, 2005:

                28 Weeks Ended   28 Weeks Ended
                 Sept. 9, 2006   Sept. 10, 2005    Decrease   % Change
                --------------   --------------   ---------   --------
United States      $3,699.1         $3,828.0      $  (128.9)     (3.4%)
Canada                   --          1,723.9       (1,723.9)   (100.0)
                   --------         --------      ---------    ------
Total              $3,699.1         $5,551.9      $(1,852.8)    (33.4%)
                   ========         ========      =========    ======

The following details the dollar impact of several items affecting the decrease in sales by reportable operating segment from the 28 weeks ended September 10, 2005 to the 28 weeks ended September 9, 2006:

                Impact of   Impact of   Comparable
                   New        Closed       Store
                  Stores      Stores       Sales       Other       Total
                ---------   ---------   ----------   ---------   ---------

United States     $16.7      $(190.8)      $35.7     $     9.5   $  (128.9)
Canada               --           --          --      (1,723.9)   (1,723.9)
                  -----      -------       -----     ---------   ---------
   Total          $16.7      $(190.8)      $35.7     $(1,714.4)  $(1,852.8)
                  =====      =======       =====     =========   =========

The decrease in U.S. sales was primarily attributable to the closing of 52 stores since the beginning of fiscal 2005, of which 3 were closed in fiscal 2006, decreasing sales by $190.8 million. This decrease was partially offset by the opening or re-opening of 3 new stores since the beginning of fiscal 2005, of which 1 was opened or re-opened in fiscal 2006, increasing sales by $16.7 million, the increase in comparable store sales for the 28 weeks ended September 9, 2006 of $35.7 million or 1.0% as compared with the 28 weeks ended September 10, 2005, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $9.5 million. Included in the 52 stores closed since the beginning of fiscal 2005 were 35 stores closed as part of the asset disposition initiative as discussed in Note 8 of our Consolidated Financial Statements.

The decrease in Canadian sales of $1,723.9 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of sales for the 28 weeks ended September 9, 2006 as compared to the inclusion of 24 weeks for the 28 weeks ended September 10, 2005.

Average weekly sales per supermarket for the U.S. were approximately $339,100 for the 28 weeks ended September 9, 2006 versus $323,600 for the corresponding period of the prior year, an increase of 4.8% primarily due the impact of closing smaller stores and positive comparable store sales.

GROSS MARGIN

The following table presents gross margin dollar results and gross margin as a percentage of sales by reportable operating segment for the 28 weeks ended September 9, 2006 as compared to the 28 weeks ended September 10, 2005. Gross margin as a percentage of sales increased 226 basis points to 30.26% for the 28 weeks ended September 9, 2006 from 28.00% for the 28 weeks ended September 10, 2005. We believe the impact on margin for changes in costs and special reductions was not significant.

                       28 Weeks Ended                   28 Weeks Ended
                      September 9, 2006               September 10, 2005
                -----------------------------   -----------------------------
                Gross Margin   Rate to Sales%   Gross Margin   Rate to Sales%
                ------------   --------------   ------------   --------------
United States     $1,119.5          30.26%        $1,133.9          29.62%
Canada                  --             --            420.7          24.40
                  --------          -----         --------          -----
   Total          $1,119.5          30.26%        $1,554.6          28.00%
                  ========          =====         ========          =====

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 28 weeks ended September 10, 2005 to the 28 weeks ended September 9, 2006:

                Sales Volume   Gross Margin Rate    Other      Total
                ------------   -----------------   -------   --------
United States      $(38.2)            $23.8        $    --    $ (14.4)
Canada                 --                --         (420.7)    (420.7)
                   ------             -----        -------    -------
Total              $(38.2)            $23.8        $(420.7)   $(435.1)
                   ======             =====        =======    =======

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents store operating, general and administrative expense by reportable operating segment, in dollars and as a percentage of sales for the 28 weeks ended September 9, 2006 compared with the 28 weeks ended September 10, 2005. SG&A expense was $1,127.7 million or 30.49% for the 28 weeks ended September 9, 2006 as compared to $1,737.8 million or 31.30% for the 28 weeks ended September 10, 2005.

                      28 Weeks Ended              28 Weeks Ended
                       Sept. 9, 2006              Sept. 10, 2005
                -------------------------   -------------------------
                  SG&A     Rate to Sales%     SG&A     Rate to Sales%
                --------   --------------   --------   --------------
United States   $1,127.7       30.49%       $1,374.3        35.90%
Canada                --          --           363.5        21.09
                --------       -----        --------        -----
   Total        $1,127.7       30.49%       $1,737.8        31.30%
                ========       =====        ========        =====

Included in SG&A in the U.S. for the 28 weeks ended September 9, 2006 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $5.0 million (14 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

o    costs relating to closures of stores in the Midwest as discussed in Note 8
     - Asset Disposition Initiatives of $3.0 million (8 basis points);

o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $3.6 million (10 basis points); and

o costs relating to a voluntary labor buyout program in the South Region of $4.2 million (11 basis points).

Partially offset by:

o net real estate activity of $10.2 million (27 basis points) during the 28 weeks ended September 9, 2006.

SG&A in the U.S. for the 28 weeks ended September 10, 2005 also included certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $64.7 million (169 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the closure of stores in the Midwest of $85.0 million (222 basis points) as discussed in Note 8 - Asset Disposition Initiatives;

o costs relating to the cash tender offer completed during the 28 weeks ended September 10, 2005, as discussed in Note 14 - Tender Offer and Repurchase of 7.75% Notes Due 2007 and 9.125% Senior Notes Due 2011 of $29.5 million (77 basis points);

o costs relating to the long-lived assets impairment charge for one of our U.S. asset groups as discussed in Note 6 - Valuation of Long-Lived Assets of $9.6 million (25 basis points); and

o costs relating to the settlement of our net investment hedge as discussed in Note 16 - Hedge of Net Investment in Foreign Operations of $15.4 million (40 basis points).

Partially offset by:

o net real estate activity of $26.0 million (68 basis points) during the 28 weeks ended September 10, 2005.

Excluding the items listed above, SG&A within our core U.S. operations as a percentage of sales decreased by 91 basis points during the 28 weeks ended September 9, 2006 as compared to the 28 weeks ended September 10, 2005 primarily due to the continued focus on discretionary spend, particularly within the administrative departments.

The decrease in SG&A in Canada of $363.5 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of costs during the 28 weeks ended September 9, 2006 as compared to 24 weeks during the 28 weeks ended September 10, 2005.

During the 28 weeks ended September 9, 2006 and September 10, 2005, we recorded impairment losses on long-lived assets of $3.6 million and $26.6 million, respectively, as follows:

                                                                 28 weeks ended        28 weeks ended
                                                               September 9, 2006     September 10, 2005
                                                               -----------------   ----------------------
                                                                      U.S.          U.S.   Canada   Total
                                                               -----------------   -----   ------   -----
Impairments due to closure or conversion in the
   normal course of business                                         $ 2.5         $ 1.0    $0.5    $ 1.5
Impairments due to unrecoverable assets                                 --           9.6      --      9.6
Impairments related to our asset disposition initiatives (1)           1.1          15.5      --     15.5
                                                                     -----         -----    ----    -----
Total impairments                                                    $ 3.6         $26.1    $0.5    $26.6
                                                                     =====         =====    ====    =====

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

INTEREST EXPENSE

Interest expense of $39.1 million for the 28 weeks ended September 9, 2006 decreased from the prior year amount of $61.4 million due primarily to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December 15, 2011, during the second quarter of fiscal 2005 resulting in a reduction in interest expense of $17.2 million, and (ii.) the absence of interest expense relating to our Canadian operations that was recorded during the 28 weeks ended September 10, 2005 of $8.4 million but not recorded during the 28 weeks ended September 9, 2006 as a result of its sale.

EQUITY IN EARNINGS OF METRO, INC.

We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 28 weeks ending September 9, 2006 and September 10, 2005, we recorded $19.8 million and nil, respectively, in equity earnings relating to our equity investment in Metro, Inc.

INCOME TAXES

The benefit from income taxes from continuing operations for the 28 weeks ended September 9, 2006 was $15.2 million compared to the provision for income taxes from continuing operations for the 28 weeks ended September 10, 2005 of $174.2 million (a $155.6 million provision for our U.S. operations and an $18.6 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the 28 weeks ended September 9, 2006, our effective income tax rate of 71.9% changed from the effective income tax rate of 25.7% for the 28 weeks ended September 10, 2005 as follows:

                                   28 Weeks Ended
                --------------------------------------------------
                   September 9, 2006         September 10, 2005
                ----------------------    -------------------------
                              Effective                   Effective
                Tax Benefit    Tax Rate   Tax Provision    Tax Rate
                -----------   ---------   -------------   ---------
United States     $15,170       (71.9%)     $(155,625)       23.0%
Canada                 --          --         (18,539)        2.7%
                  -------       -----       ---------        ----
                  $15,170       (71.9%)     $(174,164)       25.7%
                  =======       =====       =========        ====

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 28 weeks ended September 9, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan and the sale of our Canadian operations, (ii) the decrease in our valuation allowance, (iii) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (iv.) the absence of a tax provision that was recorded for our Canadian operations during the 28 weeks ended September 10, 2005 that was not recorded during the 28 weeks ended September 9, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 9, 2006 was $0.7 million as compared to a loss from operations of discontinued businesses, net of tax, of $0.3 million for the 28 weeks ended September 10, 2005 primarily due to changes in our estimation of such future costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                              28 Weeks Ended
                                                      ------------------------------
                                                      Sept. 9, 2006   Sept. 10, 2005
                                                      -------------   --------------
Net cash provided by (used in) operating activities     $  16,866       $ (59,881)
                                                        ---------       ---------
Net cash provided by investing activities               $  50,298       $ 568,134
                                                        ---------       ---------
Net cash used in financing activities                   $(213,648)      $(403,231)
                                                        ---------       ---------

Net cash flow provided by operating activities of $16.9 million for the 28 weeks ended September 9, 2006 primarily reflected our net loss of $6.6 million, adjusted for non-cash charges for (i.) depreciation and amortization of $95.2 million, (ii.) our asset disposition initiatives of $4.9 million, partially offset by (iii.) gains on the disposal of owned property of $10.8 million, (iv.) income tax benefit relating to the sale of our Canadian operations of $17.3 million, and (v.) our equity in earnings of Metro, Inc. of $19.8 million, and a decrease in accounts receivables of $69.4 million partially offset by a decrease in accounts payable of $18.5 million, a decrease in accrued salaries, wages and benefits of $15.3 million, a decrease in other accruals of $49.8 million primarily due to timing and a decrease in non-current liabilities of $19.4 million due mainly to closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow used in operating activities of $59.9 million for the 28 weeks ended September 10, 2005 primarily reflected our net income of $502.7 million, adjusted for non-cash charges for (i.) depreciation and amortization of $117.8 million, (ii.) our asset disposition initiatives of $145.7 million, and (iii.) non-current income taxes of $137.2 million, partially offset by (iv.) the non-cash gain on sale of Canadian operations of $918.6 million, a decrease in inventories of $28.7 million and an increase in other accruals of $52.7 million primarily due to timing partially offset by a decrease in accounts payable of $74.4 million and a decrease in other non-current liabilities of $55.6 million primarily due to the sale of our Canadian operations.

Net cash flow provided by investing activities of $50.3 million for the 28 weeks ended September 9, 2006 primarily reflected proceeds received from the sale of certain of our assets of $19.8 million, a decrease in restricted cash of $69.0 million, net proceeds from marketable securities of $82.2 million partially offset by property expenditures totaling $120.3 million, which included 1 new supermarket, 12 major remodels and 31 minor remodels. For the remainder of fiscal 2006, we have planned capital expenditures of approximately $90 million, which relate primarily to opening up to 3 new supermarkets under the Fresh format, enlarging or remodeling up to 16 supermarkets to the new Fresh format, opening 1 new store to the new Food Basics(R) format, converting up to 3 stores to the new Food Basics(R) format, and converting 1 supermarket to the new Gourmet format. We currently expect to close up to 2 stores during the remainder of fiscal 2006. Net cash flow provided by investing activities of $568.1 million for the 28 weeks ended September 10, 2005 primarily reflected proceeds from the sale of our Canadian operations of $960.7 million, proceeds received from the sale of certain of our assets of $53.9 million partially offset by property expenditures totaling $109.6 million, which included 2 new supermarkets and 30 major remodels, payments for derivatives of $15.4 million, disposal related expenditures for sale of Canadian operations of $46.5 million, and the net purchases of marketable securities of $275.0 million.

Net cash flow used in financing activities of $213.6 million for the 28 weeks ended September 9, 2006 primarily reflected principal payments on long term borrowings of $540.9 million, principal payments on capital leases of $2.9 million, and dividends paid of $299.1 million partially offset by proceeds from long term borrowings of $624.9 million and proceeds from the exercise of stock options of $4.8 million. Net cash flow used in financing activities of $403.2 million for the 28 weeks ended September 10, 2005 primarily reflected principal payments on long term borrowings of $413.5 million and principal payments on capital leases of $8.0 million partially offset by proceeds from the exercise of stock options of $21.2 million.

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at September 9, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

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

WORKING CAPITAL

We had working capital of $286.4 million at September 9, 2006 compared to working capital of $599.7 million at February 25, 2006. We had cash and cash equivalents aggregating $83.3 million at September 9, 2006 compared to $229.6 million at February 25, 2006. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Statements of Consolidated Cash Flows;

o A decrease in restricted cash and marketable securities due to the payment of a one-time special dividend as discussed in Note 3 - Special One-Time Dividend;

o A decrease in accounts receivable due to the timing and collection of receipts; and

o An increase in the current portion of our long-term debt primarily due to our 7.75% Notes becoming due on April 15, 2007.

Partially offset by the following:

o    A decrease in accounts payable due to timing of payments;

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

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At September 9, 2006, there were no letters of credit outstanding under this agreement; however, there were $84.0 million in outstanding borrowings under the Revolver. As of September 9, 2006, after reducing availability for borrowing base requirements, we had $162.6 million available under the Revolver. Combined with cash we held in short-term investments and restricted marketable securities of $90.0 million, we had total cash availability of $252.6 million at September 9, 2006.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases which we may do from time to time in the future.

Subsequent to the end of our second quarter ended September 9, 2006, the Company transferred 6,000,000 of our Class A subordinate shares of Metro, Inc. from our foreign subsidiary to the United States. These transferred shares will be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005 and will allow us to reduce the amount of restricted cash and/or marketable securities we were required to maintain as collateral previously.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $244.7 million at September 9, 2006 consisted of $31.9 million of 7.75% Notes due April 15, 2007, $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions. All covenants and restrictions for the 7.75% Notes and the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

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

There were no similar repurchases in the first or second quarters of fiscal
2006.

OTHER

We currently have active Registration Statements dated January 23, 1998 and June 23, 1999, allowing us to offer up to $75 million of debt and/or equity securities at terms contingent upon market conditions at the time of sale.

Although our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share, our Company's practice is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted under the terms of our Revolver to pay cash dividends on common shares.

We are the guarantor of a loan of $1.7 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 9, 2006, 117 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $299.4 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with stable outlook with Standard & Poor's Ratings Group ("S&P") as of September 9, 2006. Our liquidity rating was SGL3 with Moody's as of September 9, 2006. Our recovery rating was 1 with S&P as of September 9, 2006 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 9, 2006, we recorded U.S. impairment losses on long-lived assets as follows:

                                                                 12 weeks ended      28 weeks ended
                                                               September 9, 2006   September 9, 2006
                                                               -----------------   -----------------
Impairments due to closure or conversion in the
   normal course of business                                          $1.3                $2.5
Impairments due to unrecoverable assets                                 --                  --
Impairments related to our asset disposition initiatives (1)            --                 1.1
                                                                      ----                ----
Total impairments                                                     $1.3                $3.6
                                                                      ====                ====

(1) Refer to Note 8 - Asset Disposition Initiatives

All of these amounts are included in SG&A in our Statements of Consolidated Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves

For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of September 9, 2006, we had recorded liabilities for estimated probable obligations of $176 million. Of this amount, $19 million relates to stores closed in the normal course of business, $147 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements), and $10 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 7 of our Consolidated Financial Statements).

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") and is effective for our fiscal year ended February 24, 2007. This standard requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets. We are currently evaluating the impact of adopting this standard on our financial statements.

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $330.5 million in total indebtedness as of September 9, 2006 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 9, 2006, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.2 million and $0.3 million, respectively. During the 12 and 28 weeks ended September 10, 2005, a presumed 1% change in variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $36.7 million at September 9, 2006. During the 12 and 28 weeks ended September 10, 2005, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of $0.9 million and $3.0 million, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes during our Company's fiscal quarter ended September 9, 2006 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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

o Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders, held July 13, 2006, there were 38,737,371 shares or 93.71% of the 41,337,733 shares outstanding and entitled to vote represented either in person or by proxy.

The seven (7) directors nominated to serve on the Board for a one-year term were all elected, with each receiving an affirmative vote of at least 81.53% of the shares present.

Of the total shares cast, 69.81% voted to approve an amendment to the 2004 Non-Employee Director Compensation Plan, and 92.8% voted to approve an amendment to the 1998 Long Term Incentive and Share Award Plan.

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

   10.28 Description of 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to Form 10-Q filed on July 21, 2006)

   10.29 Form of 2006 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.29 to Form 10-Q filed on July 21, 2006)

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Dated: October 17, 2006      By: /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                 Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)

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


/s/ Eric Claus                                            Date: October 17, 2006
-------------------------------------
Eric Claus
President and
Chief Executive Officer

                                                                    Exhibit 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            SECTION 302 CERTIFICATION

I, Brenda M. Galgano, certify that:

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


/s/ Brenda M. Galgano                                     Date: October 17, 2006
-------------------------------------
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer

                                                                      Exhibit 32

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 9, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


Dated: October 17, 2006                         /s/ Eric Claus
                                                --------------------------------
                                                Eric Claus
                                                President
                                                and
                                                Chief Executive Officer


Dated: October 17, 2006                         /s/ Brenda M. Galgano
                                                --------------------------------
                                                Brenda M. Galgano
                                                Senior Vice President,
                                                Chief Financial Officer