Form 10-Q
period 2006-12-02
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2007-01-09
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED DECEMBER 2, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               (Exact name of registrant as specified in charter)

            MARYLAND                                      13-1890974
--------------------------------                  ------------------------
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

AS OF JANUARY 5, 2007 THE REGISTRANT HAD A TOTAL OF 41,509,506 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Dec. 2, 2006        Dec. 3, 2005          Dec. 2, 2006        Dec. 3, 2005
                                            ------------------  ------------------    ------------------  -----------------
Sales                                            $  1,543,004      $    1,580,942        $    5,242,149      $   7,132,824
Cost of merchandise sold                           (1,078,439)         (1,116,399)           (3,658,042)        (5,113,659)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          464,565             464,543             1,584,107          2,019,165
Store operating, general and administrative
    expense                                          (463,413)           (546,100)           (1,591,162)        (2,283,928)
                                                 ------------      --------------        ---------------     --------------
Income (loss) from operations                           1,152             (81,557)               (7,055)          (264,763)
(Loss) gain on sale of Canadian operations               (599)             (6,083)                 (890)           912,468
Interest expense                                      (17,171)            (15,398)              (56,221)           (76,783)
Interest income                                         1,845               4,803                 8,472              9,146
Minority interest in earnings of consolidated
    franchisees                                             -                   -                     -             (1,131)
Equity in earnings of Metro, Inc.                      11,023               3,397                30,840              3,397
                                                 ------------      --------------        --------------      -------------
(Loss) income from continuing operations
    before income taxes                                (3,750)            (94,838)              (24,854)           582,334
Benefit from (provision for) income taxes              43,702              21,279                58,584           (152,885)
                                                 ------------      --------------        --------------      --------------
Income (loss) from continuing operations               39,952             (73,559)               33,730            429,449
Discontinued operations:
    Income from operations of discontinued
       businesses, net of tax provision
       of $547 and $1,428 for the 12 weeks
       ended 12/2/06 and 12/3/05, respectively,
       and $259 and $1,232 for the 40 weeks
       ended 12/2/06 and 12/3/05, respectively            755               1,972                   357              1,704
    Gain on disposal of discontinued
       operations, net of tax provision of
       $0 and $417 for the 12 weeks ended 12/2/06
       and 12/3/05, respectively, and $0 and $417
       for the 40 weeks ended 12/2/06
       and 12/3/05, respectively                           -                  577                     -                577
                                                -------------      --------------        --------------      -------------
    Income from discontinued operations                   755               2,549                   357              2,281
                                                 ------------      --------------        --------------      -------------
Net income (loss)                                $     40,707      $      (71,010)       $       34,087      $     431,730
                                                 ============      ===============       ==============      =============

Net income (loss) per share - basic:
    Continuing operations                        $        0.96     $        (1.80)       $         0.81      $       10.71
    Discontinued operations                               0.02               0.06                  0.01               0.06
                                                 -------------     ---------------       -------------       -------------
Net income (loss) per share - basic              $        0.98     $        (1.74)                $0.82       $      10.77
                                                 =============     ==============        ==============      =============

Net income (loss) per share - diluted:
    Continuing operations                        $        0.95     $        (1.80)                $0.80       $      10.56
    Discontinued operations                               0.02               0.06                  0.01               0.06
                                                 -------------     ---------------       -------------       -------------
Net income (loss) per share - diluted            $        0.97     $        (1.74)                $0.81       $      10.62
                                                 =============     ==============        ==============      =============

Weighted average number of common shares
    outstanding                                    41,499,554          40,997,714            41,403,346         40,075,391
Common stock equivalents                              520,892             622,161               501,420            559,174
                                                -------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           42,020,446          41,619,875            41,904,766         40,634,565
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

                                                                                  Retained         Accumulated
                                          Common Stock            Additional      Earnings            Other             Total
                                 -----------------------------      Paid-in     (Accumulated      Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Deficit)        Income (Loss)        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------
40 WEEK PERIOD ENDED
DECEMBER 2, 2006
----------------------
Balance at beginning of period       41,148,987    $    41,149    $   497,193     $   126,432      $     6,953        $   671,727
Net income                                                                             34,087                              34,087
Other comprehensive income                                                                               3,566              3,566
Cash dividends on common stock -
     $7.25 per share                                                 (299,089)                                           (299,089)
Stock options exercised                 333,161            333          4,700                                               5,033
Other share based awards                 26,104             26          6,626                                               6,652
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             41,508,252    $    41,508    $   209,430     $   160,519      $    10,519        $   421,976
                                     ==========    ===========    ===========     ===========      ===========        ===========

40 WEEK PERIOD ENDED
DECEMBER 3, 2005
----------------------
Balance at beginning of period       38,764,999    $    38,765    $   464,543     $  (266,198)     $    (3,308)       $   233,802
Net income                                                                            431,730                             431,730
Other comprehensive income                                                                               4,648              4,648
Stock options exercised               2,209,963          2,210         21,208                                              23,418
Other share based awards                  5,303              5          6,965                                               6,970
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance at end of period             40,980,265    $    40,980    $   492,716     $   165,532      $     1,340        $   700,568
                                   ============    ===========    ===========     ===========      ===========        ===========


COMPREHENSIVE INCOME (LOSS)
---------------------------
                                                        12 Weeks Ended                            40 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Dec. 2, 2006        Dec. 3, 2005          Dec. 2, 2006        Dec. 3, 2005
                                            ------------------  ------------------    ------------------  -----------------
Net income (loss)                                $     40,707        $   (71,010)           $    34,087        $   431,730
                                                 ------------        ------------           -----------        -----------
Foreign currency translation adjustment               (9,398)              2,591                  2,904              5,511
Net unrealized loss on derivatives,
     net of tax                                            -                    -                     -                (57)
Net unrealized gain (loss) on marketable
     securities, net of tax                              277                (891)                   662               (806)
                                                 -----------         ------------           -----------        -----------
Other comprehensive (loss) income                     (9,121)              1,700                  3,566              4,648
                                                 -----------         ------------           -----------        -----------
Total comprehensive income (loss)                $    31,586         $   (69,310)           $    37,653        $   436,378
                                                 ===========         ============           ===========        ===========


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES
------------------------------------------------------

                                                                 Net Unrealized                                        Accumulated
                                                   Foreign       (Loss) Gain on   Net Unrealized        Minimum           Other
                                                  Currency         Marketable       Gain (Loss)         Pension        Comprehensive
                                                 Translation       Securities     on Derivatives       Liability       Income (Loss)
                                               ---------------  ----------------  --------------     ------------      -------------
Balance at February 25, 2006                   $        12,874    $    (1,015)      $        -       $    (4,906)      $     6,953
Current period change                                    2,904            662                -                 -             3,566
                                               ---------------    -----------       ----------       -----------       -----------
Balance at December 2, 2006                    $        15,778    $      (353)      $        -       $    (4,906)      $    10,519
                                               ===============    ============      ==========       ============      ===========

Balance at February 26, 2005                   $         3,035    $         -       $       57       $    (6,400)      $    (3,308)
Current period change                                    5,511           (806)             (57)                -             4,648
                                               ---------------    ------------      -----------      -----------       -----------
Balance at December 3, 2005                    $         8,546    $      (806)      $        -       $    (6,400)      $     1,340
                                               ===============    ============      ==========       ============      ===========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                               December 2, 2006               February 25, 2006
                                                                             --------------------           --------------------
ASSETS                                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                                                   $      92,748                 $      229,589
      Restricted cash                                                                     3,585                        146,309
      Restricted marketable securities                                                   84,302                              -
      Marketable securities                                                                   -                        167,405
      Accounts receivable, net of allowance for doubtful accounts of $3,710 and $7,042 at December 2, 2006 and
         February 25, 2006, respectively                                                130,073                        175,939
      Inventories                                                                       442,507                        405,310
      Prepaid expenses and other current assets                                          92,486                         85,462
                                                                                  -------------                 --------------
         Total current assets                                                           845,701                      1,210,014
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned                                                                 927,950                        875,140
         Property leased under capital leases                                            21,101                         23,094
                                                                                  -------------                 --------------
      Property - net                                                                    949,051                        898,234
      Equity investment in Metro, Inc.                                                  367,495                        338,756
      Other assets                                                                       54,857                         51,861
                                                                                  -------------                 --------------
Total assets                                                                      $   2,217,104                 $    2,498,865
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      32,180                 $          569
      Current portion of obligations under capital leases                                 1,560                          2,274
      Accounts payable                                                                  199,553                        209,774
      Book overdrafts                                                                    55,120                         35,447
      Accrued salaries, wages and benefits                                               99,981                        121,734
      Accrued taxes                                                                      30,879                         34,215
      Other accruals                                                                    149,196                        206,260
                                                                                  -------------                 --------------
         Total current liabilities                                                      568,469                        610,273
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    342,729                        246,282
      Long-term obligations under capital leases                                         30,263                         32,270
      Long-term real estate liabilities                                                 300,818                        297,453
      Other non-current liabilities                                                     552,849                        640,860
                                                                                  -------------                 --------------
Total liabilities                                                                     1,795,128                      1,827,138
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                                -                              -
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding  - 41,508,252 and 41,148,987
         shares at December 2, 2006 and February 25, 2006,  respectively                 41,508                         41,149
      Additional paid-in capital                                                        209,430                        497,193
      Accumulated other comprehensive income                                             10,519                          6,953
      Retained earnings                                                                 160,519                        126,432
                                                                                  -------------                 --------------
Total stockholders' equity                                                              421,976                        671,727
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   2,217,104                 $    2,498,865
                                                                                  =============                 ==============


                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 40 Weeks Ended
                                                                                      ---------------------------------------
                                                                                      Dec. 2, 2006               Dec. 3, 2005
                                                                                      ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    34,087               $   431,730
   Adjustments to reconcile net income to net cash used in operating activities:
       Asset disposition initiatives                                                        3,719                   163,108
       Depreciation and amortization                                                      135,775                   164,042
       Income tax (benefit) provision                                                     (61,545)                  119,643
       Gain on disposal of owned property and write-down of property, net                 (23,238)                  (25,836)
       Other property impairments                                                           3,410                    23,018
       Impairment loss relating to Hurricane Katrina                                            -                     6,090
       Gain on sale of discontinued operations                                                  -                      (994)
       Loss (gain) on sale of Canadian operations                                             890                  (912,468)
       Loss on derivatives                                                                      -                    15,446
       Loss on early extinguishment of debt                                                     -                    28,623
       Non-cash impact of early extinguishment of debt                                          -                       809
       Other share based awards                                                             6,652                     6,970
       Equity in earnings of Metro, Inc.                                                  (30,840)                   (3,397)
       Proceeds from dividends from Metro, Inc.                                             5,067                     3,061
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  49,780                   (25,770)
       (Increase) decrease in inventories                                                 (32,401)                   33,432
       Increase in prepaid expenses and other current assets                              (16,486)                  (15,890)
       Increase in other assets                                                            (2,897)                      (44)
       Decrease in accounts payable                                                       (10,221)                  (89,717)
       Decrease in accrued salaries, wages, benefits and taxes                            (30,508)                  (36,152)
       (Decrease) increase in other accruals                                              (57,063)                    8,558
       Increase in minority interest                                                            -                     1,806
       Decrease in other non-current liabilities                                          (20,381)                  (59,721)
       Other operating activities, net                                                      3,336                     6,191
                                                                                      -----------               -----------
Net cash used in operating activities                                                     (42,864)                 (157,462)
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                             (184,017)                 (134,762)
   Proceeds from disposal of property                                                      37,489                    62,538
   Purchase of business                                                                   (24,652)                        -
   Proceeds from sale of Canadian operations, net of cash disposed                              -                   960,689
   Disposal related expenditures for sale of Canadian operations                             (890)                  (53,543)
   Decrease (increase) in restricted cash                                                 142,724                  (146,651)
   Payments for derivatives                                                                     -                   (15,446)
   Purchases of marketable securities                                                    (148,700)                 (517,883)
   Proceeds from maturities of marketable securities                                      230,904                   274,835
                                                                                      -----------               -----------
Net cash provided by investing activities                                                  52,858                   429,777
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                   1,262,900                         -
   Principal payments on long-term borrowings                                          (1,134,466)                 (413,948)
   Long-term real estate liabilities                                                        3,365                     1,339
   Principal payments on capital leases                                                    (4,098)                   (9,635)
   Proceeds from capital leases                                                                 -                    10,000
   Increase (decrease) in book overdrafts                                                  19,673                   (10,887)
   Deferred financing fees                                                                   (233)                   (2,921)
   Dividends paid                                                                        (299,089)                        -
   Proceeds from exercises of stock options                                                 5,033                    23,418
                                                                                      -----------               -----------
Net cash used in financing activities                                                    (146,915)                 (402,634)
   Effect of exchange rate changes on cash and cash equivalents                                80                        82
                                                                                      -----------               -----------
Net decrease in cash and cash equivalents                                                (136,841)                 (130,237)
Cash and cash equivalents at beginning of period                                          229,589                   257,748
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $    92,748               $   127,511
                                                                                      ===========               ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                              $    20,504               $    43,153
Income taxes                                                                          $     4,952               $    22,600

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

The accompanying Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005, Statements of Consolidated Stockholders' Equity and Comprehensive Income and Statements of Consolidated Cash Flows for the 40 weeks ended December 2, 2006 and December 3, 2005, and the Consolidated Balance Sheets at December 2, 2006 and February 25, 2006 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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


2.   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 was effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ended February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") and is effective for our fiscal year ended February 24, 2007. SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ended February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. Had this new standard been in effect for our fiscal year ended February 25, 2006, we estimate that our stockholders' equity would have been increased by approximately $17 million. The impact of adoption could differ materially from this estimate as it will reflect asset performance through the end of the calendar year as well as interest rates and other factors that will be applicable as of December 31, 2006.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for our fiscal year ending February 24, 2007. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to beginning-of-year retained earnings. We are currently evaluating the impact of SAB 108.


3. SPECIAL ONE-TIME DIVIDEND

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at December 2, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

Although we paid this one-time special dividend, our Company's practice is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2006. However, our Company is permitted, under the terms of our Revolver, to pay cash dividends on common shares.

In connection with the payment of the special one-time dividend discussed above, our Company also adjusted the number and/or price of all unexercised stock options and nonvested performance restricted stock units as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments did not have an impact on stock compensation expense for the 40 weeks ended December 2, 2006. Refer to Note 10 - Stock Based Compensation for adjustments made to stock options outstanding and nonvested performance restricted stock units as a result of the dividend.

4. EQUITY INVESTMENT IN METRO, INC.

We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. The value of our equity investment in Metro, Inc. based upon Metro, Inc.'s quoted market price was $572.4 million at December 2, 2006.

The following table summarizes the status and results of our Company's equity investment in Metro, Inc. from February 25, 2006 through December 2, 2006:



  Equity investment at February 25, 2006               $    338,756
  Dividends and distributions received                       (5,067)
  Equity earnings in Metro, Inc.                             30,840
  Foreign currency translation                                2,966
                                                       ------------
  Equity investment at December 2, 2006                $    367,495
                                                       ============

In accordance with Emerging Issues Task Force ("EITF") 01-2, "Interpretations of APB Opinion No. 29," we have indefinitely deferred $171.7 million of the gain resulting from the sale of our Canadian operations that directly related to the economic interest we retained in Metro, Inc. We record our equity earnings or losses relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the 12 and 40 weeks ending December 2, 2006, we recorded $11.0 million and $30.8 million, respectively, in equity earnings relating to our equity investment in Metro, Inc. During the 12 and 40 weeks ended December 3, 2005, we recorded $3.4 million in equity earnings related to our equity investment in Metro, Inc. These amounts were included in "Equity in earnings of Metro, Inc." on our Statements of Consolidated Operations.

The difference between the carrying value of our investment of $367.5 million and the amount of our underlying equity in Metro, Inc.'s net assets of $238.0 million was $129.5 million.

Metro, Inc.'s summarized financial information, derived from its unaudited fourth quarter ended September 30, 2006 and audited years ended September 30, 2006 and September 24, 2005 financial statements, is as follows (in millions):


                                       Sept. 30, 2006     Sept. 24, 2005
                                       ---------------    ---------------
  Balance sheet:
  Current assets                       $         929.7    $        833.9
  Noncurrent assets                            2,717.9           2,574.2
                                       ---------------    --------------
  Total assets                         $       3,647.6    $      3,408.1
                                       ===============    ==============

  Current liabilities                  $         958.3    $        914.7
  Noncurrent liabilities *                     1,179.3           1,180.2
                                       ---------------    --------------
  Total liabilities                    $       2,137.6    $      2,094.9
                                       ===============    ==============

                                                      13 Weeks Ended      53 Weeks Ended    52 Weeks Ended
                                                      Sept. 30, 2006      Sept. 30, 2006     Sept. 24, 2005
                                                     -----------------    --------------     -------------
Income statement:
Net sales                                              $     2,370.1      $     9,705.1      $     5,587.1
                                                       =============      =============      =============
Cost of sales and operating expenses                   $     2,216.4      $     9,138.9      $     5,281.7
                                                       =============      =============      =============
Net income                                             $        69.9      $       224.4      $       158.9
                                                       =============      =============      =============

* Includes minority interests of $8.6 million and $5.5 million for the years ended September 23, 2006 and September 24, 2005, respectively.


5. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES

At December 2, 2006, we had $3.6 million in restricted cash representing monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

During the third quarter of fiscal 2006, our Company transferred 6,000,000 of our Class A subordinate shares of Metro, Inc. from our foreign subsidiary to the United States. These transferred shares are being used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005 and have allowed us to reduce the amount of restricted cash and/or marketable securities we were required to maintain as collateral previously.

At February 25, 2006, we had $146.3 million, in restricted cash, which was held in a money market fund, and could only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005. In addition, our restricted marketable securities of $84.3 million at December 2, 2006, held by Bank of America, could only be used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005.

The following is a summary of cash, cash equivalents, restricted cash, and marketable securities at December 2, 2006 and February 25, 2006:


                                                                                 At December 2, 2006
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
CLASSIFIED AS:
Cash                                                          $    88,757    $         -     $           -  $    88,757
Cash equivalents:
     Money market funds                                             3,991              -                 -        3,991
                                                              -----------    -----------     -------------  -----------
Total cash and cash equivalents                                    92,748              -                 -       92,748
                                                              -----------    -----------     -------------  -----------
Restricted cash                                                     3,585              -                 -        3,585
Restricted marketable securities:
     Corporate bonds                                               39,193              -               (79)      39,114
     Securities of the U.S. government and its agencies            45,461              -              (273)      45,188
                                                              -----------    -----------     -------------- -----------
Total restricted marketable securities                             84,654              -              (352)      84,302
                                                              -----------    -----------     -------------- -----------
Total cash, cash equivalents, restricted cash and
     marketable securities                                    $   180,987    $         -     $        (352) $   180,635
                                                              ===========    ===========     ============== ===========
SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                 $    58,333                                   $    58,170
                                                              ===========                                   ===========
     Maturing greater than one year                           $    30,312                                   $    30,123
                                                              ===========                                   ===========

                                                                                At February 25, 2006
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
CLASSIFIED AS:
Cash                                                          $    78,414    $         -     $           -   $   78,414
Cash equivalents:
     Money market funds                                           151,175              -                 -      151,175
                                                              -----------    -----------     -------------  -----------
Total cash and cash equivalents                                   229,589              -                 -      229,589
                                                              -----------    -----------     -------------  -----------
Restricted cash                                                   146,309              -                 -      146,309
Marketable securities:
     Corporate bonds                                               51,456              -              (457)      50,999
     Securities of the U.S. government and its agencies            45,943              -              (558)      45,385
     Auction rate securities                                       71,021              -                 -       71,021
                                                              -----------    -----------     -------------  -----------
Total marketable securities                                       168,420              -            (1,015)     167,405
                                                              -----------    -----------     -------------- -----------
Total cash, cash equivalents, restricted cash and
     marketable securities                                    $   544,318    $         -     $      (1,015) $   543,303
                                                              ===========    ===========     ============== ===========
SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                 $   233,921                                   $   233,879
                                                              ===========                                   ===========
     Maturing greater than one year                           $    85,674                                   $    84,701
                                                              ===========                                   ===========

The following table provides the breakdown of the investments with unrealized losses at December 2, 2006 and February 25, 2006:

                                                                 December 2, 2006
                      -------------------------------------------------------------------------------------------------------
                              Less than 12 Months                12 Months or Longer                        Total
                      --------------------------------    --------------------------------   --------------------------------
                                              Gross                              Gross                              Gross
                            Fair           Unrealized         Fair            Unrealized          Fair           Unrealized
                            Value            Losses           Value             Losses            Value            Losses
                      ----------------- --------------    -------------    ---------------   ---------------  ---------------

Corporate bonds       $       39,114    $         (79)    $           -    $           -     $      39,114    $         (79)
Securities of the
  U.S. government
  and its agencies            15,065              (84)           30,123             (189)           45,188             (273)
                      ---------------   --------------    -------------    --------------    ---------------  --------------
         Total        $       54,179    $        (163)    $      30,123    $        (189)    $      84,302    $        (352)
                      ================  ==============    =============    ==============    ===============  ==============

                                                                 February 25, 2006
                      -----------------------------------------------------------------------------------------------------
                              Less than 12 Months                12 Months or Longer                        Total
                      ---------------------------------   --------------------------------   --------------------------------
                                              Gross                              Gross                              Gross
                            Fair           Unrealized          Fair           Unrealized          Fair           Unrealized
                            Value            Losses            Value            Losses            Value            Losses
                      ----------------- ---------------   --------------   ---------------   ---------------  ---------------
Corporate bonds       $       11,683    $         (41)    $      39,316    $        (416)    $      50,999    $        (457)
Securities of the
  U.S. government
  and its agencies                 -               -             45,385             (558)           45,385             (558)
                      ----------------  ---------------   --------------   --------------    ---------------  --------------
         Total        $       11,683    $         (41)    $      84,701    $        (974)    $      96,384    $      (1,015)
                      ================  ===============   ==============   ==============    ===============  ==============

Corporate bonds: Our unrealized losses on our investments in corporate bonds were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 2, 2006 and February 25, 2006, respectively.

Securities of the U.S. government and its agencies: Our unrealized losses on our investments in securities of the U.S. government and its agencies were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 2, 2006 and February 25, 2006, respectively.

Gross realized losses on sales of investments were nil and $0.05 million for the 12 and 40 weeks ended December 2, 2006, respectively. There were no gross realized gains or losses on sales of investments for the 12 and 40 weeks ended December 3, 2005.


6.  VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a risk-free rate.

During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on long-lived assets of $1.0 million and $4.6 million, respectively. During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on long-lived assets of $18.0 million and $44.6 million, respectively.

Impairments due to closure or conversion in the normal course of business
-------------------------------------------------------------------------
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on property, plant and equipment of $1.0 million and $3.5 million, respectively, related to stores that were or will be closed or converted in the normal course of business as compared to $3.8 million and $5.3 million, respectively, in impairment losses on property, plant and equipment related to stores that were or will be closed or converted in the normal course of business during the 12 and 40 weeks ended December 3, 2005. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
---------------------------------------
Through the 12 and 40 weeks ended December 3, 2005, we experienced operating losses for two of the past three years for two of our United States' asset groups, located in the Northeast, which we believe was a triggering event under SFAS 144 for potential impairment of the asset group's long-lived assets. Thus, we reviewed the carrying value of these asset groups for potential impairment, and based upon internal analysis, we estimated the asset groups' future cash flows from their long-lived assets, which primarily consisted of equipment and leasehold improvements. As these asset groups' carrying value were not recoverable from their future cash flows, we determined the fair value of the related assets based on the same analysis, primarily using the discounted cash flow approach. As a result of this review, we recorded an impairment charge for these asset groups' long-lived assets of $8.1 million and $17.7 million, respectively, as a component of operating loss in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005.

Impairments related to closure of stores impacted by Hurricane Katrina
----------------------------------------------------------------------
During both the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property, plant and equipment that was not covered by insurance of $6.1 million as discussed in Note 14 - Hurricane Katrina and Impact on U.S. Business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 3, 2005. There were no such amounts recorded during the 12 and 40 weeks ended December 2, 2006.


Impairments related to our Asset Disposition Initiatives
--------------------------------------------------------
During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on property of nil and $1.1 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in
Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 2, 2006.

During the 12 and 40 weeks ended December 3, 2005, we recorded impairment losses on property of nil and $15.5 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in
Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005.

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

During fiscal 2003, we adopted a formal plan to exit the New England and Milwaukee, Wisconsin markets, as well as our Eight O'Clock Coffee business, through the sale and/or disposal of these assets. Summarized below are the operating results for these discontinued businesses, which are included in our Statements of Consolidated Operations, under the caption "Income from operations of discontinued businesses, net of tax" for the 12 and 40 weeks ending December 2, 2006 and December 3, 2005. These asset sales are now complete.

                                                       12 Weeks ended December 2, 2006
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                             25            1,318               (41)           1,302
                                    -------------  ---------------     ---------------  -------------
Income (loss) from operations
  of discontinued businesses,
  before tax                                   25            1,318               (41)           1,302
Tax (provision) benefit                       (10)            (554)               17             (547)
                                    ---------------  ----------------  ---------------  --------------
Income (loss) from operations
  of discontinued businesses,
  net of tax                        $          15    $         764     $         (24)   $         755
                                    ===============  ================  ===============  =============

Disposal related costs
included in operating
expenses above:
Non-accruable closing costs         $          25    $          42     $         (41)   $          26
Vacancy                                         -              970                 -              970
Proceeds from lease termination                 -              394                 -              394
Interest accretion on
  present value of future
  occupancy costs                               -              (88)                -              (88)
                                    ---------------  ----------------  ---------------  --------------
Total disposal related costs        $          25    $       1,318     $         (41)   $       1,302
                                    ---------------  ----------------  ---------------  -------------

                                                       12 Weeks Ended December 3, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (10)           3,546              (136)           3,400
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
    discontinued businesses,
    before tax                                (10)           3,546              (136)           3,400
Tax benefit (provision)                         4           (1,489)               57           (1,428)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations
   of discontinued businesses,
   net of tax                       $          (6)   $       2,057     $         (79)   $       1,972
                                    ===============  ================  ===============  ================

Disposal related costs included
in operating expenses above:
Non-accruable closing costs         $         (10)   $         (26)    $        (136)   $        (172)
Vacancy                                         -            3,717                 -            3,717
Interest accretion on present
   value of future occupancy costs              -             (145)                -             (145)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (10)   $       3,546     $        (136)   $       3,400
                                    ---------------  ----------------  ---------------  ----------------

GAIN ON DISPOSAL OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $         994     $           -    $         994
                                    --------------   ---------------   ---------------  ---------------
Gain from operations of
   discontinued businesses,
   before tax                                   -              994                 -              994
Tax provision                                   -             (417)                -             (417)
                                    ---------------  ----------------  ---------------  ----------------
Gain from operations of
   discontinued businesses,
   net of tax                       $           -    $         577     $           -    $         577
                                    ===============  ================  ===============  ================

                                                       40 Weeks ended December 2, 2006
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
INCOME (LOSS) FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                              -              657               (41)             616
                                    -------------  ---------------     --------------   -------------
Income (loss) from operations of
   discontinued businesses, before
   tax                                          -              657               (41)             616
Tax (provision) benefit                         -             (276)               17             (259)
                                    ---------------  ----------------  ---------------  --------------
Income (loss) from operations
   of discontinued businesses,
    net of tax                      $           -    $         381     $         (24)   $         357
                                    ===============  ================  ===============  =============

Disposal related costs included
in operating expenses above:
Non-accruable closing costs         $           -    $           -     $         (41)   $         (41)
Severance and benefits                          -              146                 -              146
Vacancy                                         -              429                 -              429
Proceeds from lease termination                 -              394                 -              394
Interest accretion on present
    value of future occupancy
    costs                                       -             (312)                -             (312)
                                    ---------------  ----------------  ---------------  -------------
Total disposal related costs        $           -    $         657     $         (41)   $         616
                                    ---------------  ----------------  ---------------  -------------


                                                       40 Weeks Ended December 3, 2005
                                    --------------------------------------------------------------------
                                                                            Eight
                                       Northern                            O'Clock
                                      New England         Kohl's           Coffee             Total
                                    ---------------  ----------------  ---------------  ----------------
(LOSS) INCOME FROM OPERATIONS OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $           -     $           -    $           -
Operating expenses                            (47)           3,170              (187)           2,936
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, before
   tax                                        (47)           3,170              (187)           2,936
Tax benefit (provision)                        20           (1,331)               79           (1,232)
                                    ---------------  ----------------  ---------------  ----------------
(Loss) income from operations of
   discontinued businesses, net
   of tax                           $         (27)   $       1,839     $        (108)   $       1,704
                                    ===============  ================  ===============  ================

Disposal related costs included
in operating expenses above:
Non-accruable closing costs         $         (47)   $         (44)    $        (187)   $        (278)
Vacancy                                         -            3,717                 -            3,717
Interest accretion on present
   value of future occupancy
   costs                                        -             (503)                -             (503)
                                    ---------------  ----------------  ---------------  ----------------
Total disposal related costs        $         (47)   $       3,170     $        (187)   $       2,936
                                    ---------------  ----------------  ---------------  ----------------

GAIN ON DISPOSAL OF
     DISCONTINUED BUSINESSES
Sales                               $           -    $         994     $           -    $         994
                                    ---------------  ----------------  ---------------  ----------------
Gain from operations of
   discontinued businesses,
   before tax                                   -              994                 -              994
Tax provision                                   -             (417)                -             (417)
                                    ---------------  ----------------  ---------------  ----------------
Gain from operations of
   discontinued businesses,
   net of tax                        $           -    $        577     $           -   $         577
                                    ===============  ================  ===============  ================

NORTHERN NEW ENGLAND
--------------------
During the 12 and 40 weeks ended December 2, 2006, we recorded gains of $0.02 million and nil, respectively, primarily related to adjustments as a result of changes in estimates. During the 12 and 40 weeks ended December 3, 2005, we incurred additional costs subsequent to the sale of these stores of $0.01 million and $0.05 million, respectively, primarily related to adjustments as a result of changes in estimates. These amounts were included in "Income from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005, respectively.

KOHL'S MARKET
-------------
During the 12 and 40 weeks ended December 2, 2006, we recorded gains of $1.3 million and $0.6 million, respectively, primarily due to favorable results of terminating leases at certain locations and adjustments as a result of changes in estimates partially offset by interest accretion on future occupancy payments that were recorded at present value at the time of the original charge. During the 12 and 40 weeks ended December 3, 2005, we recorded a pretax gain of $3.5 million and $3.2 million, respectively, primarily due to the reversal of previously accrued occupancy related costs partially offset by the costs of winding down this business. These amounts were included in "Income from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.

During the 12 and 40 weeks ended December 3, 2005, we recorded a pretax gain on the sale of property of $1.0 million. There were no similar gains in the 12 and 40 weeks ended December 2, 2006. This amount was included in "Gain on disposal of discontinued operations, net of tax" in our Statements of Consolidated operations for those periods.

The following table summarizes the reserve activity related to the exit of the Kohl's market since the charge was recorded through the 40 weeks ended December 2, 2006:

                                                           Severance
                                                             and               Fixed
                                           Occupancy       Benefits            Assets            Total
                                        -------------   -------------    ---------------  ----------------
Fiscal 2003 charge(1)                    $    25,487    $      13,062    $      18,968    $       57,517
     Additions (2)                               352                -                -               352
     Utilization (3)                          (5,342)          (8,228)         (18,968)          (32,538)
     Adjustments (4)                          (1,458)               -                -            (1,458)
                                         -----------    -------------    -------------    --------------
Balance at February 28, 2004             $    19,039    $       4,834    $          -     $       23,873
     Additions (2)                               688               52              602             1,342
     Utilization (3)                          (1,918)          (2,201)            (602)           (4,721)
     Adjustments (4)                            (354)               -                -              (354)
                                         -----------    -------------    -------------    --------------
Balance at February 26, 2005             $    17,455    $       2,685    $           -    $       20,140
     Additions(2)                                562               44                -               606
     Utilization (3)                          (3,235)          (2,128)               -            (5,363)
     Adjustments (4)                          (4,299)             582                -            (3,717)
                                         -----------    -------------    -------------    --------------
Balance at February 25, 2006            $     10,483    $       1,183    $           -    $       11,666
     Additions (2)                               308                4                -               312
     Utilization (3)                          (1,779)          (1,041)               -            (2,820)
     Adjustments (4)                            (429)            (146)               -              (575)
                                         -----------    -------------    -------------    --------------
Balance at December 2, 2006             $      8,583    $           -    $           -    $        8,583
                                        ============    =============    =============    ==============

(1) The fiscal 2003 charge to occupancy consists of $25.5 million related to future occupancy costs such as rent, common area maintenance and real estate taxes. The fiscal 2003 charge to severance and benefits of $13.1 million related to severance costs of $6.6 million and costs for future obligations for early withdrawal from multi-employer union pension plans and a health and welfare plan of $6.5 million. The fiscal 2003 charge to property of $18.9 million represents the impairment losses at certain Kohl's locations.
(2) The fiscal 2003, fiscal 2004, fiscal 2005 and the year to date third quarter of fiscal 2006 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. The addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.
(3) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $1.5 million primarily related to reversals of previously accrued vacancy costs due to favorable results of terminating and subleasing certain locations of $4.5 million offset by additional vacancy accruals of $3.0 million. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During the 40 weeks ended December 2, 2006, we recorded adjustments for (i.) a reduction in vacancy related costs for our properties due to favorable results of terminating leases at certain locations of $0.7 million partially offset by changes in our estimation of such future costs of $0.3 million and (ii.) a reversal of previously accrued pension withdrawal payments of $0.1 million that were no longer required to be paid.

We paid $12.3 million of the total occupancy charges from the time of the original charge through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $8.6 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.6 million of the total severance and benefits charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 2,000 employees. At December 2, 2006, there are no future obligations for severance and benefits.

At December 2, 2006 and February 25, 2006, $2.3 million and $3.7 million, respectively, of the Kohl's exit reserves were included in "Other accruals" and $6.3 million and $8.0 million, respectively, were included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $8.6 million as of December 2, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

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

During the 12 and 40 weeks ended December 2, 2006, we incurred costs of $0.04 million related to legal fees for this business. During the 12 and 40 weeks ended December 3, 2005, we incurred pretax costs of $0.1 million and $0.2 million to wind down our operations in this business subsequent to the sale. These amounts were included in "Income from operations of discontinued businesses, net of tax" on our Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.


8.  ASSET DISPOSITION INITIATIVES

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Statements of Consolidated Operations and Statements of Consolidated Cash Flows for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                              12 weeks ended December 2, 2006
                                  ------------------------------------------------------------------------------------------------
                                                                                                           U.S.
                                    Project           2001             Farmer          Closure of      Distribution
                                     Great            Asset             Jack            Stores in      Operations and
                                    Renewal        Disposition      Restructuring      the Midwest       Warehouses       Total
                                  -----------    ---------------    --------------    -------------     -----------    -----------
Balance Sheet accruals
Vacancy                           $    (3,796)   $            49    $            -    $       1,937     $       604   $     (1,206)
PV interest                               197                300               169              796              56          1,518
Severance                                   -                  -                 -                4              32             36
                                  -----------    ---------------    --------------    -------------     -----------    -----------
Total accrued to
    balance sheet                      (3,599)               349               169            2,737             692            348
                                  ------------   ---------------    --------------    -------------     -----------    -----------
Non-accruable items
    recorded on Statements
    of Operations
Gain on capital lease
    termination                             -                  -                 -             (55)               -           (55)
Loss on sale of property                    -                  -                 -                -              24             24
Closing costs                              (5)                 -                 -                -              86             81
                                  ------------   ---------------    --------------    -------------     -----------    -----------
Total non-accruable items                  (5)                 -                 -             (55)             110             50
                                  ------------   ---------------    --------------    -------------     -----------    -----------
         Less PV interest                (197)             (300)              (169)            (796)            (56)       (1,518)
                                  ------------   ---------------    ---------------   --------------    ------------   -----------
Total amount recorded
    on Statements of
    Operations excluding
    PV interest                        (3,801)                49                 -            1,886             746        (1,120)
                                  ------------   ---------------    --------------    -------------     -----------    -----------
    Less closing costs                      5                  -                 -                -            (86)           (81)
                                  -----------    ---------------    --------------    -------------     -----------    ----------
    Total amount recorded
         On Statements of
         Cash Flows               $    (3,796)     $          49    $            -    $       1,886     $       660     $  (1,201)
                                  ============   ===============    ==============    =============     ===========    ===========


                                                                12 weeks ended December 3, 2005
                                    ---------------------------------------------------------------------------------------------
                                                                                                       U.S.
                                       Project          2001          Farmer       Closure of       Distribution
                                        Great          Asset           Jack         Stores in      Operations and
                                       Renewal      Disposition    Restructuring   the Midwest       Warehouses          Total
                                    ------------    ------------   -------------  -------------     ------------     ------------
Balance Sheet accruals
Vacancy                             $          -    $    (1,689)    $      302    $      16,925     $      1,000     $     16,538
PV interest                                  328             471           184              646                -            1,629
Severance                                      -               -             -              591            (482)              109
                                    ------------    ------------    ----------    -------------     ------------     ------------
Total accrued to
    balance sheets                           328         (1,218)           486           18,162              518           18,276
                                    ------------    ------------    ----------    -------------     ------------     ------------
Non-accruable items
    recorded on Statements
    of Operations
Gain on capital lease
    termination                                -               -             -            (588)                -            (588)
Property writeoffs                             -               -             -               12              106              118
Inventory related costs                        -               -             -              138            1,073            1,211
Closing costs                                  -               -             -            1,059            2,044            3,103
                                    ------------    ------------    ----------    -------------     ------------     ------------
Total non-accruable items                      -               -             -              621            3,223            3,844
                                    ------------    ------------    ----------    -------------     ------------     ------------
         Less PV interest                   (328)          (471)          (184)            (646)               -          (1,629)
                                    -------------   ------------    -----------   --------------    ------------     ------------
Total amount recorded
    on Statements of
    Operations excluding
    PV interest                                -         (1,689)           302           18,137            3,741           20,491
                                    ------------    ------------    ----------    -------------     ------------     ------------
    Less closing costs                         -               -             -          (1,059)          (2,044)          (3,103)
                                    ------------    ------------    ----------    -------------     ------------     -----------
    Total amount recorded
         On Statements of
         Cash Flows                 $          -    $    (1,689)    $      302    $      17,078     $      1,697     $     17,388
                                    ============    ============    ==========    =============     ============     ============

                                                             40 weeks ended December 2, 2006
                                 ---------------------------------------------------------------------------------------------
                                                                                                   U.S.
                                   Project          2001           Farmer       Closure of      Distribution
                                    Great          Asset            Jack         Stores in     Operations and
                                   Renewal      Disposition     Restructuring    the Midwest     Warehouses           Total
                                 -----------    ------------    -------------    -----------    --------------    ------------
Balance Sheet accruals
Vacancy                          $    (5,429)   $      4,482    $      (3,021)   $     4,794     $      2,348     $      3,174
PV interest                              756           1,150              574          2,778              187            5,445
Severance                                (95)              -                -            (16)             167               56
                                 -----------    ------------    -------------    -----------     ------------     ------------
Total accrued to
    balance sheets                    (4,768)          5,632           (2,447)         7,556            2,702            8,675
                                 ------------   ------------    -------------    -----------     ------------     ------------
Non-accruable items
    recorded on Statements
    of Operations
Gain on capital lease
    termination                            -               -                -            (55)               -              (55)
Property writeoffs                         -               -                -              -            1,049            1,049
Inventory related costs                    -               -                -              -             (571)            (571)
Loss on sale of property                   -               -                -             46               20               66
Closing costs                             (5)              -                -             93            2,161            2,249
                                 ------------   ------------    -------------    -----------     ------------     ------------
Total non-accruable items                 (5)              -                -             84            2,659            2,738
                                 ------------   ------------    -------------    -----------     ------------     ------------
         Less PV interest               (756)         (1,150)            (574)        (2,778)            (187)          (5,445)
                                 ------------   ------------    -------------    -----------     ------------     ------------
Total amount recorded
    on Statements of
    Operations excluding
    PV interest                       (5,529)          4,482          (3,021)          4,862            5,174            5,968
                                 ------------   ------------    -------------    -----------     ------------     ------------
         Less closing costs                5               -                -           (93)          (2,161)          (2,249)
                                 -----------    ------------    -------------    -----------     ------------     -----------
    Total amount recorded
         On Statements of
         Cash Flows              $    (5,524)   $      4,482    $     (3,021)    $     4,769     $      3,013     $      3,719
                                 ============   ============    =============    ===========     ============     ============

                                                                40 weeks ended December 3, 2005
                                ---------------------------------------------------------------------------------------------------
                                                                                                     U.S.
                                  Project           2001           Farmer        Closure of       Distribution
                                   Great           Asset            Jack         Stores in       Operations and
                                  Renewal        Disposition     Restructuring   the Midwest       Warehouses             Total
                                ------------    -------------    -------------   ------------    ---------------      -------------
Balance Sheet accruals
Vacancy                         $     (2,570)   $     (1,689)     $     3,662    $     88,443     $         4,400     $      92,246
PV interest                            1,228           1,703              521             782                   -             4,234
Severance                                  -                -               -           2,710              46,345            49,055
                                ------------    -------------    ------------    ------------     ---------------     -------------
Total accrued to
    balance sheets                    (1,342)              14           4,183          91,935              50,745           145,535
                                ------------    -------------    ------------    ------------     ---------------     -------------
Non-accruable items
    recorded on Statements
    of Operations
Gain on capital lease
    termination                            -                -               -           (588)                   -             (588)
Property writeoffs                         -                -               -           6,873               8,677            15,550
Inventory related costs                    -                -               -           1,268               3,314             4,582
Loss on sale of property                   -                -               -           2,263                   -             2,263
Gain on sale of pharmacy
    scripts                                -                -               -           (870)                   -             (870)
Closing costs                              -                -               -           4,016               7,904            11,920
                                ------------    -------------    ------------    ------------     ---------------     -------------
Total non-accruable items                  -                -               -          12,962              19,895            32,857
                                ------------    -------------    ------------    ------------     ---------------     -------------
         Less PV interest             (1,228)         (1,703)            (521)           (782)                  -           (4,234)
                                -------------   -------------    -------------   -------------    ---------------     -------------
Total amount recorded
    on Statements of
    Operations excluding
    PV interest                       (2,570)         (1,689)           3,662         104,115              70,640           174,158
                                -------------   -------------    ------------    ------------     ---------------     -------------
         Less Gain on sale
             of pharmacy
             scripts                       -                -               -             870                   -               870
         Less closing costs                -                -               -         (4,016)             (7,904)          (11,920)
                                ------------    -------------    ------------    ------------     ---------------     ------------
    Total amount recorded
         On Statements of
         Cash Flows             $     (2,570)   $     (1,689)    $      3,662    $    100,969     $        62,736     $     163,108
                                =============   =============    ============    ============     ===============     =============

PROJECT GREAT RENEWAL
---------------------
The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 22, 2003      $ 48,788   $    487   $ 49,275   $  2,446   $      -   $  2,446  $  51,234  $     487  $  51,721
Addition (1)                2,276        372      2,648          -          -          -      2,276        372      2,648
Utilization (2)           (19,592)      (407)   (19,999)      (289)         -       (289)   (19,881)      (407)   (20,288)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004      $ 31,472   $    452   $ 31,924   $  2,157   $      -   $  2,157  $  33,629  $     452  $  34,081
Addition (1)                1,902         20      1,922          -          -          -      1,902         20      1,922
Utilization (2)            (5,410)      (222)    (5,632)      (497)         -       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------- ---------
Balance at
  February 26, 2005      $ 27,964   $    250   $ 28,214   $  1,660   $      -   $  1,660  $  29,624  $     250  $  29,874
Addition (1)                1,541          7      1,548          -          -          -      1,541          7      1,548
Utilization (2)            (5,858)      (167)    (6,025)      (223)         -       (223)    (6,081)      (167)    (6,248)
Adjustments (3)            (3,648)       (90)    (3,738)         -          -          -     (3,648)       (90)    (3,738)
                         ---------  ---------  ---------  --------   --------   --------  ---------- ---------- ---------
Balance at
  February 25, 2006      $ 19,999   $      -   $ 19,999   $  1,437   $      -   $  1,437  $  21,436  $       -  $  21,436
Addition (1)                  756          -        756          -          -          -        756          -        756
Utilization (2)            (3,796)         -     (3,796)       (99)         -        (99)    (3,895)         -     (3,895)
Adjustments (3)            (5,429)         -     (5,429)       (95)         -        (95)    (5,524)         -     (5,524)
                         ---------  --------   ---------  ---------  --------   --------- ---------- ---------  ---------
Balance at
  December 2, 2006       $ 11,530   $      -   $ 11,530   $  1,243   $      -   $  1,243  $  12,773  $       -  $  12,773
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $2.6 million, $1.9 million, and $1.5 million during fiscal 2003, 2004 and 2005, respectively, and $0.8 million during the 40 weeks ended December 2, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $20.0 million, $5.6 million, and $6.0 million for fiscal 2003, 2004 and 2005, respectively, and $3.8 million during the 40 weeks ended December 2, 2006 represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $0.3 million, $0.5 million, and $0.2 million for fiscal 2003, 2004 and 2005, respectively, and $0.1 million during the 40 weeks ended December 2, 2006 represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that was opened in fiscal 2006. During the 40 weeks ended December 2, 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $5.4 million due to changes in our estimation of such future costs. We also recorded a decrease of $0.1 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

We paid $108.2 million of the total occupancy charges from the time of the original charges through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.2 million of the total net severance charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $11.5 million relates to expected future payments under long term leases and is expected to be paid in full by 2020. The remaining severance liability of $1.2 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.

At December 2, 2006 and February 25, 2006, approximately $3.0 million and $5.1 million, respectively, of the reserve were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 2, 2006 of $12.8 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION
----------------------
The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:


                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 22, 2003      $ 53,502   $    344   $ 53,846   $  3,813   $    481   $  4,294  $  57,315  $     825  $  58,140
Addition (1)                2,847          3      2,850          -          -          -      2,847          3      2,850
Utilization (2)            (9,987)      (974)   (10,961)    (2,457)    (1,026)    (3,483)   (12,444)    (2,000)   (14,444)
Adjustments (3)            (6,778)     1,002     (5,776)       955        603      1,558     (5,823)     1,605     (4,218)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004      $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
Addition (1)                2,449          -      2,449          -          -          -      2,449          -      2,449
Utilization (2)            (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
Adjustments (3)            (4,488)         -     (4,488)         -          -          -     (4,488)         -     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 26, 2005      $ 31,899   $      -   $ 31,899   $    114   $      -   $    114  $  32,013  $       -  $  32,013
Addition (1)                2,170          -      2,170          -          -          -      2,170          -      2,170
Utilization (2)            (5,262)         -     (5,262)       (97)         -        (97)    (5,359)         -     (5,359)
Adjustments (3)            (2,089)         -     (2,089)         -          -          -     (2,089)         -     (2,089)
                         --------   --------   --------   --------   --------   --------  ---------- ---------  ---------
Balance at
  February 25, 2006      $ 26,718   $      -   $ 26,718   $     17   $      -   $     17  $  26,735  $       -  $  26,735
Addition (1)                1,150          -      1,150          -          -          -      1,150          -      1,150
Utilization (2)            (8,354)         -     (8,354)       (17)         -        (17)    (8,371)         -     (8,371)
Adjustments (3)             4,482          -      4,482          -          -          -      4,482          -      4,482
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  December 2, 2006       $ 23,996   $      -   $ 23,996   $      -   $      -   $      -  $  23,996  $       -  $  23,996
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy of $2.9 million, $2.4 million, and $2.2 million during fiscal 2003, 2004 and 2005, respectively, and $1.2 million during the 40 weeks ended December 2, 2006 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.
(2) Occupancy utilization of $11.0 million, $6.0 million, and $5.3 million during fiscal 2003, 2004 and 2005, respectively, and $8.4 million during the 40 weeks ended December 2, 2006 represent payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $3.5 million, $2.3 million, $0.1 million, and $0.02 million during fiscal 2003, 2004, 2005 and the 40 weeks ended December 2, 2006, respectively, represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2003, we recorded net adjustments of $5.8 million related to reversals of previously accrued occupancy costs due to favorable results of subleasing, assigning and terminating leases. We also accrued $1.6 million for additional severance and benefit costs that were unforeseen at the time of the original charge. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. During fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. Finally, during the 40 weeks ended December 2, 2006, we recorded adjustments for additional vacancy related costs of $4.5 million due to changes in our estimation of such future costs.

We paid $52.8 million ($49.8 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $24.0 million primarily relates to expected future payments under long term leases through 2022. The severance liability has been fully utilized as of December 2, 2006 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.

At December 2, 2006 and February 25, 2006, approximately $5.8 million and $6.6 million of the reserve, respectively, were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Company's Consolidated Balance Sheets.

Based upon current available information, we evaluated the reserve balances as of December 2, 2006 of $24.0 million for this phase of the asset disposition initiative and have concluded that they are adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

FARMER JACK RESTRUCTURING
The following table summarizes the activity to date related to the charges recorded for this initiative all of which were in the U.S.


                                                     Severance
                                                         and
                                   Occupancy          Benefits             Total
                                   ------------    -------------      ----------
Original charge (1)                $     20,999    $       8,930      $   29,929
Addition (1)                                 56                -              56
Utilization (2)                          (1,093)          (4,111)         (5,204)
                                   ------------    -------------      ----------
Balance at February 28, 2004       $     19,962     $      4,819      $   24,781
Addition (1)                                687                -             687
Utilization (2)                          (4,747)          (4,813)         (9,560)
                                   ------------    -------------      ----------
Balance at February 26, 2005       $     15,902     $          6      $   15,908
Addition (1)                                710                -             710
Utilization (2)                          (2,738)              (6)         (2,744)
Adjustment (3)                            4,376                -           4,376
                                   ------------    -------------      -----------
Balance at February 25, 2006       $     18,250     $          -      $   18,250
Addition (1)                                574                -             574
Utilization (2)                          (1,329)               -          (1,329)
Adjustment (3)                           (3,021)               -          (3,021)
                                   -------------   -------------      -----------
Balance at December 2, 2006        $     14,474     $          -      $   14,474
                                   =============    ============      ==========

(1) The original charge to occupancy during fiscal 2003 represents charges related to closures and conversions in the Detroit, Michigan market of $21.0 million. The additions to occupancy during fiscal 2003, fiscal 2004, fiscal 2005 and the 40 weeks ended December 2, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The original charge to severance during fiscal 2003 of $8.9 million related to individual severings as a result of the store closures, as well as a voluntary termination plan initiated in the Detroit, Michigan market.

(2) Occupancy utilization of $1.1 million, $4.7 million, $2.7 million and $1.3 million during fiscal 2003, fiscal 2004, fiscal 2005 and for the 40 weeks ended December 2, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $4.1 million, $4.8 million, and $0.01 million during fiscal 2003, fiscal 2004, and fiscal 2005, respectively, represent payments made to terminated employees during the period.
(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During the 40 weeks ended December 2, 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs.

We paid $9.9 million of the total occupancy charges from the time of the original charge through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $14.5 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized as of December 2, 2006 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.

At December 2, 2006 and February 25, 2006, approximately $1.3 million and $1.6 million, respectively, of the liability were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $14.5 million as of December 2, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

CLOSURE OF STORES IN THE MIDWEST
--------------------------------
During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of December 2, 2006. The remaining business located in the Midwestern United States will continue to operate as part of our core business going forward.

The following table summarizes the activity to date related to the charges recorded for these store closures.

                                             Severance
                                               and
                             Occupancy       Benefits         Total
                              --------       --------      --------
Original charge (1)           $ 14,766       $  1,337      $ 16,103
  Additions (2)                 75,259          1,373        76,632
  Utilization (3)               (9,538)        (2,439)      (11,977)
  Adjustment (4)                 9,153            (44)        9,109
                              --------       --------      --------
Balance at
   February 25, 2006          $ 89,640       $    227      $ 89,867
  Additions (2)                  2,778           --           2,778
  Utilization (3)              (11,177)          (211)      (11,388)
  Adjustment (4)                 4,794            (16)        4,778
                              --------       --------      --------
Balance at
   December 2, 2006           $ 86,035       $   --        $ 86,035
                              ========       ========      ========

(1) The original charge to occupancy during fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to close stores in the Midwest of $14.8 million. The original charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to occupancy during the 40 weeks ended December 2, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $2.8 million. The additional charge to severance during fiscal 2005 of $1.4 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization of $9.5 million and $11.2 million for fiscal 2005 and the 40 weeks ended December 2, 2006, respectively, represents payments made for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization of $2.4 million and $0.2 million for fiscal 2005 and the 40 weeks ended December 2, 2006, respectively, represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.04 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 40 weeks ended December 2, 2006, we recorded adjustments for additional vacancy related costs for our properties of $4.8 million due to changes in our estimation of such future costs. We also recorded a decrease of $0.02 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs.

We paid $20.7 million of the total occupancy charges from the time of the original charge through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $2.6 million of the total net severance charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 125 employees. The remaining occupancy liability of $86.0 million relates to expected future payments under long term leases and is expected to be paid out in full by 2025. The severance liability has been fully utilized as of December 2, 2006 and no additional future payments for severance and benefits to individual employees will be paid out.

Included in the Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005 are the sales and operating results of the 35 stores that were closed as part of this divestiture. The results of these operations are as follows:

                                           12 Weeks Ended                          40 weeks Ended
                                 -----------------------------------    -----------------------------------
                                   December 2,         December 3,       December 2,          December 3,
                                      2006                2005              2006                 2005
                                 ---------------     ---------------    ----------------    ---------------

Sales                            $            -      $        2,994     $             -     $      110,882
                                 ===============     ==============     ===============     ==============

Loss from operations             $            -      $         (938)    $             -     $      (14,434)
                                 ===============     ===============    ===============     ===============


At December 2, 2006 and February 25, 2006, approximately $17.0 million and $22.5 million of the liability were included in "Other accruals" and the remaining amounts were included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $86.0 million as of December 2, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

U.S DISTRIBUTION OPERATIONS AND WAREHOUSES
------------------------------------------
During fiscal 2005, our Company entered into definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, selling our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the second quarter of fiscal 2005 and was completed during the fourth quarter of fiscal 2005.

The following table summarizes the activity to date related to the charges recorded for the closing of these facilities.

                                               Severance
                                                  and
                                 Occupancy      Benefits           Total
                                 --------       --------         --------
Original charge (1)              $   --         $ 40,417         $ 40,417
  Additions (2)                    15,420          7,296           22,716
  Utilization (3)                    (337)       (43,597)         (43,934)
  Adjustments (4)                    --             (493)            (493)
                                 --------       --------         --------
Balance at
   February 25, 2006             $ 15,083       $  3,623         $ 18,706
  Additions (2)                       187             32              219
  Utilization (3)                 (12,207)        (2,309)         (14,516)
  Adjustment (4)                    2,348            135            2,483
                                 --------       --------         --------
Balance at
   December 2, 2006              $  5,411       $  1,481         $  6,892
                                 ========       ========         ========

(1) The original charge to severance and benefits during the first quarter of fiscal 2005 of $40.4 million related to (i.) individual severings as well as retention and productivity incentives that were accrued as earned of $7.6 million and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $32.8 million.
(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during the 40 weeks ended December 2, 2006 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $0.2 million. The additions to severance and benefits during fiscal 2005 represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

(3) Occupancy utilization of $0.3 million and $12.2 million for fiscal 2005 and the 40 weeks ended December 2, 2006, respectively, represents payments associated with the closure of certain warehouses. Severance and benefits utilization of $43.6 million and $2.3 million for fiscal 2005 and the 40 weeks ended December 2, 2006, respectively, represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.
(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 40 weeks ended December 2, 2006, we recorded adjustments for additional vacancy related costs for our properties of $2.3 million due to changes in our estimation of such future costs. During the 40 weeks ended December 2, 2006, we recorded adjustments of $0.1 million primarily related to additions to severance and benefits due to changes in individual severings and associated benefit costs.

We paid $12.5 million of the total occupancy charges from the time of the original charge through December 2, 2006 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $45.9 million of the total net severance and benefits charges from the time of the original charges through December 2, 2006, which resulted from the termination of approximately 140 employees. The remaining occupancy liability of $5.4 million relates to expected future payments under long term leases and is expected to be paid out in full by 2026. The remaining severance and benefits liability of $1.5 million relates to expected future payments for severance and benefits to individual employees and will be fully paid out by February 23, 2008.

As of December 2, 2006 and February 25, 2006, approximately $0.2 million and $1.4 million, respectively, of the liability were included in "Accrued salaries, wages and benefits," $1.6 million and $11.3 million, respectively, of the liability were included in "Other Accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $6.9 million as of December 2, 2006 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the warehouses and adjustments to the reserve balance may be recorded in the future, if necessary.

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

                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 2, 2006               December 3, 2005
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $   1,219    $       -         $  1,384     $       -
Interest cost                                                     2,612            -            2,743             -
Expected return on plan assets                                   (2,850)           -           (3,097)            -
Amortization of unrecognized net prior service gain                 (41)           -              (68)            -
Amortization of unrecognized net loss                                38            -               13             -
Administrative expenses and other                                   116            -                -             -
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   1,094    $       -         $    975     $       -
                                                              =========    =========         ========     =========

                                                                             For the 40 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 2, 2006               December 3, 2005
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $   4,064    $       -         $  4,614     $   4,576
Interest cost                                                     8,705            -            9,144         6,519
Expected return on plan assets                                   (9,500)           -          (10,325)       (8,369)
Amortization of unrecognized net prior service (gain) cost         (137)           -             (226)          286
Amortization of unrecognized net loss                               125            -               44           900
Administrative expenses and other                                   311            -                -           138
                                                              ---------    ---------         --------     ---------
     Net pension cost                                         $   3,568    $       -         $  3,251     $   4,050
                                                              =========    =========         ========     =========

CONTRIBUTIONS
We previously disclosed in our consolidated financial statements for the year ended February 25, 2006, that we expected to contribute $5.2 million in cash to our defined benefit plans in fiscal 2006. As of December 2, 2006, we contributed approximately $3.6 million to our defined benefit plans. We plan to contribute approximately $1.6 million to our plans in the remainder of fiscal 2006.

POSTRETIREMENT BENEFITS
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for both the U.S. and Canadian postretirement benefits. The components of net postretirement benefits (income) cost are as follows:

                                                                             For the 12 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 2, 2006               December 3, 2005
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $      87    $       -         $     78     $       -
Interest cost                                                       270            -              276             -
Amortization of gain                                                (51)           -              (64)            -
Prior service gain                                                 (311)           -             (311)            -
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits income                       $      (5)   $       -         $    (21)    $       -
                                                              ==========   =========         =========    =========

                                                                             For the 40 Weeks Ended
                                                              -----------------------------------------------------
                                                                 December 2, 2006               December 3, 2005
                                                              ----------------------         ----------------------
                                                                U.S.         Canada            U.S.        Canada
                                                              ---------    ---------         --------     ---------
Service cost                                                  $     288    $       -         $    260     $      75
Interest cost                                                       902            -              922           270
Amortization of (gain) loss                                        (171)           -             (214)          118
Prior service gain                                               (1,036)           -           (1,036)         (148)
                                                              ---------    ---------         --------     ---------
     Net postretirement benefits (income) cost                $     (17)   $       -         $    (68)    $     315
                                                              ==========   =========         =========    =========

10.  STOCK BASED COMPENSATION

During the 12 and 40 weeks ended December 2, 2006, compensation expense related to share-based incentive plans was $0.8 million and $6.6 million, after tax, respectively, compared to $2.1 million and $7.0 million, after tax, during the 12 and 40 weeks ended December 3, 2005, respectively.

Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 2, 2006 was $0.2 million and $0.9 million, respectively, related to expensing of stock options, $0.5 million and $4.8 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.9 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders.

Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 3, 2005, was $0.6 million and $2.0 million, respectively, related to expensing of stock options, $1.3 million and $3.5 million, respectively, relating to expensing of restricted stock, nil and $1.1 million, respectively, relating to the immediate vesting of certain stock options, and $0.2 million and $0.4 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders.

At December 2, 2006, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2005 and 2006 activity is reported below.

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

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. During the 12 weeks ended December 2, 2006 and the 12 and 40 weeks ended December 3, 2005, our Company did not grant any stock options under this plan. The following assumptions were in place for options granted during the 40 weeks ended December 2, 2006:

                                             40 weeks ended
                                              Dec. 2, 2006
                                            -----------------

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

     Stock options
     -------------
     The following is a summary of the stock option activity during the 40 weeks ended December 2, 2006:

                                                                                       Weighted
                                                                      Weighted          Average
                                                                       Average         Remaining         Aggregate
                                                                      Exercise        Contractual        Intrinsic
                                                     Shares             Price        Term (years)          Value
                                                  -------------    -------------     ------------     -------------
        Outstanding at February 25, 2006              1,534,385    $    19.24
            Adjustment for dividend*                    371,995          -
            Granted                                      86,430         27.71
            Canceled or expired                        (251,958)        21.29
            Exercised                                  (333,161)        14.94
                                                  -------------    ----------
        Outstanding at December 2, 2006               1,407,691    $    15.33                  4.1    $    15,434
                                                  =============    ==========        =============    ===========

        Exercisable at:
            December 2, 2006                          1,143,876    $    16.27                  3.4    $    11,463
                                                                                     =============    ===========
        Nonvested at:
            December 2, 2006                            263,815    $    11.24                  7.2    $     3,970
                                                                                     =============    ===========


     The total intrinsic value of options exercised during the 40 weeks ended December 2, 2006 was $4.5 million.

     As of December 2, 2006, approximately $0.9 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 0.9 years.

     The amount of cash received from the exercise of stock options was approximately $5.0 million for the 40 weeks ended December 2, 2006.

     Performance Restricted Stock Units
     ----------------------------------
     During the 12 and 40 weeks ended December 2, 2006, our Company granted nil and 393,162 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $10.8 million. Approximately $14.9 million of unrecognized fair value compensation expense relating to these performance restricted stock units and those issued in the previous year are expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria.

     The following is a summary of the performance restricted stock units activity during the 40 weeks ended December 2, 2006:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                Shares          Price
                                             -----------    -------------
         Nonvested at February 25, 2006        1,285,000    $    14.42
             Adjustment for dividend*            339,369             -
             Granted                             393,162         27.59
             Canceled or expired                (157,024)        14.55
             Exercised                                 -             -
                                             -----------    -------------
         Nonvested at December 2, 2006         1,860,507    $    14.56
                                             ===========    =============

     * As discussed in Note 3 - Special One-Time Dividend, our Company adjusted the number and/or price of all unexercised stock options and nonvested performance restricted stock units as of April 12, 2006, to ensure that an individual's right to purchase stock at an aggregate value remained the same both before and after the special one-time dividend payment. These adjustments had no impact on stock compensation expense for the 40 weeks ended December 2, 2006.

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


11.  INCOME TAXES

The income tax provision recorded for the 40 weeks ended December 2, 2006 and December 3, 2005 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our U.S. net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net U.S. deferred tax asset to zero. For the 12 and 40 weeks ended December 2, 2006, the valuation allowance was decreased by $11.9 million and $19.0 million, respectively, as compared to decreased by $14.9 million and $242.1 million during the 12 and 40 weeks ended December 3, 2005, respectively. To the extent that our U.S. operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by U.S. losses until such time as the certainty of future tax benefits can be reasonably assured.

In October 2004, the U.S. government passed the "Homeland Investment Act" which allowed companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate. This was achieved by permitting a one time 85% dividends received deduction. Our Company completed the sale of our Canadian subsidiary to Metro, Inc. during fiscal 2005. As a result of this transaction, our Company had repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million was intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, we recorded a tax provision of $98.1 million, in fiscal 2005, for the potential disallowance of the 85% dividend received deduction. This amount was recorded in "(Provision for) benefit from income taxes" in our Statements of Consolidated Operations for fiscal 2005 and in "Other non-current liabilities" in our Consolidated Balance Sheet at February 25, 2006. During the 12 and 40 weeks ended December 2, 2006, this tax provision was reduced by $44.2 million and $61.5 million, respectively, principally due to the recognition of foreign tax credits and current year operating losses. The tax impact of the utilization of foreign tax credits for the 12 and 40 weeks ended December 2, 2006, was $45.0 million. The tax impact of the utilization of current year operating losses was a provision of $0.8 million and a benefit of $16.5 million, respectively, for the 12 and 40 weeks ended December 2, 2006. This reduction was recorded in "Benefit from (provision for) income taxes" in our Statements of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006. In addition, as a result of the completion of our tax return during the quarter, the provision was reduced by $4.9 million along with a corresponding increase in current taxes payable of $4.9 million. The balance in the provision of $31.7 million is included in "Other non-current liabilities" in our Consolidated Balance Sheet at December 2, 2006.

For the third quarter of fiscal 2006, our effective income tax rate of 1,165.4% changed from the effective income tax rate of 22.4% in the third quarter of fiscal 2005 as follows:

                                                12 Weeks Ended
                     --------------------------------------------------------------------
                            December 2, 2006                     December 3, 2005
                     ---------------------------------  ---------------------------------
                           Tax            Effective           Tax            Effective
                         Benefit          Tax Rate          Benefit          Tax Rate
                     ---------------  ----------------  ---------------  ----------------
United States        $      43,702       (1,165.4%)     $      21,279          (22.4%)

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended December 2, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, (ii) the recognition of foreign tax credits, (iii) the decrease in our valuation allowance as discussed above, and
(iv) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc.

For the 40 weeks ended December 2, 2006, our effective income tax rate of 235.7% changed from the effective income tax rate of 26.3% for the 40 weeks ended December 3, 2005 as follows:

                                                   40 Weeks Ended
                        --------------------------------------------------------------------
                               December 2, 2006                     December 3, 2005
                        ---------------------------------  ---------------------------------
                                             Effective                          Effective
                          Tax Benefit        Tax Rate       Tax Provision       Tax Rate
                        ---------------  ----------------  ---------------  ----------------
United States           $      58,584         (235.7%)     $    (134,346)          23.1%
Canada                              -            -               (18,539)           3.2
                        ---------------  ----------------  ---------------  ----------------
                        $      58,584         (235.7%)     $    (152,885)          26.3%
                        ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 40 weeks ended December 2, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan as discussed above and the sale of our Canadian operations, (ii) the recognition of foreign tax credits, (iii) the decrease in our valuation allowance as discussed above, (iv) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (v.) the absence of a tax provision that was recorded for our Canadian operations during the 40 weeks ended December 3, 2005 that was not recorded during the 40 weeks ended December 2, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

At December 2, 2006 and February 25, 2006, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheet totaling $50.4 million and $60.0 million, respectively, and a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets totaling $50.4 million and $60.0 million, respectively.


12.  OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the 12 and 40 weeks ended December 2, 2006 and 12 weeks ended December 3, 2005, we operated in two reportable segments: United States and our investment in Metro, Inc. During the 40 weeks ended December 3, 2005, we operated in three reportable segments: United States, Canada, and our investment in Metro, Inc. Our United States and Canadian segments are comprised of retail supermarkets. Our equity investment represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment is greater than 10% of our Company's combined assets of all operating segments and we have significant influence over substantive operating decisions through our membership on Metro, Inc.'s Board of Directors and its committees. The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2005 Annual Report. We measure segment performance based upon income (loss) from operations.

Interim information on segments is as follows:


                                                     12 Weeks Ended                              40 Weeks Ended
                                        ----------------------------------------    ---------------------------------------
                                            December 2,           December 3,           December 2,           December 3,
                                               2006                  2005                  2006                  2005
                                        ------------------    ------------------    -----------------     -----------------
Sales
     United States                      $        1,543,004    $        1,580,942    $       5,242,149     $       5,408,945
     Canada *                                            -                     -                    -             1,723,879
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        1,543,004    $        1,580,942    $       5,242,149     $       7,132,824
                                        ==================    ==================    =================     =================

Sales by category
     Grocery (1)                        $        1,057,506    $        1,087,448    $       3,544,564     $       4,698,601
     Meat (2)                                      300,682               309,866            1,029,783             1,455,643
     Produce (3)                                   180,688               179,722              654,130               973,376
     Other (4)                                       4,128                 3,906               13,672                 5,204
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $        1,543,004    $        1,580,942    $       5,242,149     $       7,132,824
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

Depreciation and amortization
     United States                      $           40,556    $           46,274    $         135,775     $         153,100
     Canada *                                            -                     -                    -                10,942
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           40,556    $           46,274    $         135,775     $         164,042
                                        ==================    ==================    =================     =================

Income (loss) from operations
     United States                      $            1,152    $          (81,557)   $          (7,055)    $        (321,987)
     Canada *                                            -                     -                    -                57,224
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $            1,152    $          (81,557)   $          (7,055)    $        (264,763)
                                        ==================    ==================    ==================    ==================

(Loss) income from continuing
  operations before income taxes
     United States                      $          (14,773)   $          (98,235)   $         (55,694)    $         530,736
     Canada   *                                          -                     -                    -                48,201
     Equity investment in Metro, Inc.               11,023                 3,397               30,840                 3,397
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           (3,750)   $          (94,838)   $         (24,854)    $         582,334
                                        ===================   ===================   ==================    =================

Capital expenditures
     United States                      $           63,671    $           25,185    $         184,017     $          87,561
     Canada *                                            -                     -                    -                47,201
                                        ------------------    ------------------    -----------------     -----------------
         Total Company                  $           63,671    $           25,185    $         184,017     $         134,762
                                        ==================    ==================    =================     =================

                                                                                        December 2,          February 25,
                                                                                           2006                  2006
                                                                                    -----------------     -----------------
Total assets
     United States                                                                  $       1,849,609     $       2,160,109
     Equity investment in Metro, Inc.                                                         367,495               338,756
                                                                                    -----------------     -----------------
         Total Company                                                              $       2,217,104     $       2,498,865
                                                                                    =================     =================

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

At December 2, 2006 and February 25, 2006, there were $128.5 million and nil, respectively, in outstanding borrowings under our Revolver.

During the third quarter of fiscal 2006, our Company transferred 6,000,000 of our Class A subordinate shares of Metro, Inc. from our foreign subsidiary to the United States. These transferred shares are being used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005 and have allowed us to reduce the amount of restricted cash and/or marketable securities we were required to maintain as collateral previously.


14.  HURRICANE KATRINA AND IMPACT ON U.S. BUSINESS

During the second quarter of fiscal 2005, Hurricane Katrina had a major effect on certain portions of the Gulf Coast region and resulted in the closure of our 28 stores and warehouse facilities. As of December 2, 2006, 23 of these stores were open and operating and the remaining 5 stores were closed in fiscal 2005.

During the third quarter of fiscal 2005, we recorded a charge for future occupancy costs of $7.1 million for our 5 closed stores, which has been included in "Store operating, general and administrative expense" in our Statement of Consolidated Operations for the 12 and 40 weeks ended December 3, 2005.

As of the balance sheet date, December 3, 2005, we were able to determine that we incurred impairment losses of $6.1 million for property, plant & equipment that was not covered by insurance. This amount has been included in "Store operating, general and administrative expense" in our Statements of Consolidated Operations and in "Impairment loss relating to Hurricane Katrina" in our Consolidated Statement of Cash Flows for the 40 weeks ended December 3, 2005.

We maintain property insurance coverage which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. We have recovered and expect to recover the remaining losses caused by Hurricane Katrina in excess of our estimated insurance deductible of approximately $5.0 million, which was recorded in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 40 weeks ended December 3, 2005. During the third quarter of fiscal 2006, we received a cash payment of $5.0 million, representing an insurance settlement for a portion of our losses caused by Hurricane Katrina, of which $4.3 million was recorded as gain to reduce "Store operating, general and administrative expense" in our Statement of Consolidated Operations for the 12 and 40 weeks ended December 2, 2006.


15.  COMMITMENTS AND CONTINGENCIES

Antitrust Class Action Litigation
---------------------------------
In connection with a settlement reached in the VISA/MasterCard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our initial review of our historical records as well as estimates provided by the Claims Administrator, we recorded an estimated pretax recovery of $1.5 million as a credit to "Selling, general and administrative expense" in our Statements of Consolidated Operations during fiscal 2005.

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

Other
-----
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are also subject to certain environmental claims. While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------
The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 40 weeks ended December 2, 2006 and December 3, 2005.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2006 that Management wishes to share with the reader to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 12 weeks ended December 2, 2006 compared to the 12 weeks ended December 3, 2005 and results for the 40 weeks ended December 2, 2006 compared to the 40 weeks ended December 3, 2005; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.
o Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 40 weeks ended December 2, 2006 and December 3, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2005 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.


OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 9 U.S. states and the District of Columbia. Our Company's business consists strictly of its retail operations, comprised of 410 stores as of December 2, 2006.

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

A&P remained on course in the third quarter with respect to ongoing operating, merchandising, store development and cost reduction strategies.

Although the pace of sales development slowed somewhat, results in our core markets remained apace with competitors, despite intensified challenges in response to our ongoing merchandising and promotion strategies; the short-term disruption caused by our increased store renovation activity; and our cycling against the double-digit sales increases achieved in New Orleans in 2005 when we led the industry in restoring operations in the wake of Hurricane Katrina.

Alongside the fundamental retail improvements that remain in progress, our Company continued converting suitable locations to our successful Fresh store format. We completed 11 Fresh conversions during the quarter, the most in any single quarter this year. As stated, these upgrades have produced overall sales increases, as well as a profitable shift to greater fresh category distribution
- further driving bottom line store contribution.

In addition to our Fresh store development, the evolution of our discount Food Basics operations continued, giving us appealing alternative concepts on both the fresh and discount sides of our business. Combined with our gourmet store development at The Food Emporium in New York - where the first example of our developing Fine Food concept was launched at the Bridgemarket in November - this fulfills the three-tier marketing strategy that will largely be in place in our Northeast and Mid-Atlantic operations within the next two years.

While our operations remained challenged in Michigan, we continued refining our merchandising offer while also focusing on operating discipline and cost control, resulting in a stable bottom line performance there. And as stated, our Sav-A-Center operation in New Orleans continues to perform well, albeit with lower same store sales comparisons versus fiscal 2005 as we cycle against prior results.

Across the business, we continued the improvement of fundamentals, in merchandising execution, promotional effectiveness, store operating best practices and cost reduction. Benefits continue to develop from our logistics partnership with C&S Wholesale Grocers, Inc. with whom we are working steadily to drive ongoing efficiency, service levels and in-stock performance, aimed at profitable sales growth.

OUTLOOK
-------

Our objective in the 4th quarter of fiscal 2006 is to remain focused on the strategic elements that have driven our improvement thus far, while also exploring opportunities to grow our business and market presence via acquisition, as we continue to anticipate industry consolidation in and around our core Northeastern markets.

Accordingly, the execution of our marketing and retail development plans will continue to be high priorities, as will the continued cost control disciplines we have established. Key elements are:

o Continue to improve our every-day grocery pricing and value image in all markets, through efficient buying and distribution, and innovative marketing and promotion;

o Move forward with our capital plan for the conversion of 2 additional locations to the Fresh format;

o Complete the fine-tuning of the discount Food Basics concept for future application in appropriate locations;

o Continue the development of our new generation Fine Foods concept under The Food Emporium banner;

o Continue developing productive strategies for the Farmer Jack operations in Michigan; and the Sav-A-Center stores in and around New Orleans.

Always underpinning those strategies is the ongoing adherence to cost control and reduction wherever possible, without compromising the progress of the business. We will continue to seek and optimize additional means of improving labor productivity in cooperation with our people and their labor unions, and by seeking all reasonable opportunities to lower administrative, advertising, occupancy and other operating expenses.

In summary, we remain both encouraged by our ongoing improvement, and confident that sound execution of our strategies will lead us to our ultimate goals of sustainable profitability, and a new era of growth and expansion in the months and years ahead.

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

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, or if development and remodel costs vary from those budgeted or if performance varies significantly from expectations.

o Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

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

We sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. Therefore, comparative information relating to our Canadian business that follows did not include any weeks during the 12 and 40 weeks ended December 2, 2006, compared to zero and 24 weeks during the 12 and 40 weeks ended December 3, 2005.


12 WEEKS ENDED DECEMBER 2, 2006 COMPARED TO THE 12 WEEKS ENDED DECEMBER 3, 2005

OVERALL
Sales for the third quarter of fiscal 2006 were $1.5 billion compared to $1.6 billion with the third quarter of fiscal 2005; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -3.0%. Results from continuing operations improved from a loss of $73.5 million for the third quarter of fiscal 2005 to income from continuing operations of $40.0 million for the third quarter of fiscal 2006. Net income per share - basic and diluted for the third quarter of fiscal 2006 was $0.98 and $0.97, respectively, compared to a net loss per share - basic and diluted of $1.74 for the third quarter of fiscal 2005.

                                            12 Weeks           12 Weeks
                                              Ended              Ended          (Unfavorable) /
                                          Dec. 2, 2006       Dec. 3, 2005          Favorable           % Change
                                       ----------------     ---------------     ---------------    ----------------
Sales                                   $     1,543.0       $   1,580.9         $      (37.9)             (2.4%)
Decrease in comparable
         store sales                             (3.0%)            (0.3%)                 NA                NA
Income (loss) from continuing operations         40.0             (73.5)               113.5            >100.0%
Income from discontinued operations               0.7               2.5                 (1.8)            (72.0%)
Net income (loss)                                40.7             (71.0)               111.7            >100.0%
Net income (loss) per share - basic              0.98             (1.74)                2.72            >100.0%
Net income (loss) per share - diluted            0.97             (1.74)                2.71            >100.0%

SALES
-----

       Sales for the third quarter of fiscal 2006 of $1,543.0 million decreased $37.9 million or 2.4% from sales of $1,580.9 million for third quarter of fiscal 2005. The following details the dollar impact of several items affecting the decrease in sales from the third quarter of fiscal 2005 to the third quarter of fiscal 2006:

                           Impact of       Impact of     Comparable      Impact of
                              New           Closed          Store        Hurricane
                            Stores          Stores          Sales         Katrina          Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------

United States            $      4.9     $     (20.3)   $     (47.2)    $      24.5    $       0.2    $     (37.9)

The decrease in U.S. sales was primarily attributable to the closing of 17 stores since the beginning of the third quarter of fiscal 2005, of which 4 were closed in fiscal 2006, decreasing sales by $20.3 million and the decline in comparable store sales of $47.2 million or -3.0% driven mainly by a decrease in comparable store sales of -7.0% and -28.9% for the Midwest and New Orleans, respectively. These decreases were partially offset by the opening or re-opening of 10 new stores since the beginning of the third quarter of fiscal 2005, of which 9 were opened or re-opened in fiscal 2006, increasing sales by $4.9 million, the increase in sales for our New Orleans stores that were temporarily closed as a result of Hurricane Katrina during the 12 weeks ended December 3, 2005 of $24.5 million, and the increase in sales relating to an information technology services agreement with Metro, Inc. of $0.2 million. Included in the 10 stores opened since the beginning of the third quarter of fiscal 2005 was 6 Clemens Markets stores we purchased from C&S Wholesale Grocers, Inc. during the third quarter of fiscal 2006.

Average weekly sales per supermarket for the U.S. were approximately $329,700 for the third quarter of fiscal 2006 versus $333,400 for the corresponding period of the prior year, a decrease of 1.1% primarily due to the impact of negative comparable store sales.


GROSS MARGIN
------------
Gross margin of $464.6 million increased 73 basis points as a percentage of sales to 30.11% for the third quarter of fiscal 2006 from gross margin of $464.5 million or 29.38% for the third quarter of fiscal 2005. We believe the impact on margin for changes in costs and special reductions was not significant. The following table details the dollar impact of several items affecting the gross margin dollar (decrease) increase from the third quarter of fiscal 2005 to the third quarter of fiscal 2006:

                                         Gross Margin
                        Sales Volume         Rate           Total
                        ------------         ----           -----

United States           $    (11.1)        $   11.2         $ 0.1


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
SG&A expense was $463.4 million or 30.03% for the third quarter of fiscal 2006 as compared to $546.1 million or 34.54% for the third quarter of fiscal 2005.

Included in SG&A in the U.S. for the third quarter of fiscal 2006 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.7 million (5 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;
o    costs relating to the closures of stores in the Midwest as discussed in
     Note 8 - Asset Disposition Initiatives of $1.9 million (12 basis points);
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $0.2 million (1 basis point); and
o costs relating to a voluntary labor buyout program in the South Region of $0.2 million (1 basis point).

Partially offset by:

o net real estate activity of $11.1 million (72 basis points) during the third quarter of fiscal 2006; and
o gain from proceeds of insurance settlement of $4.3 million (28 basis points) received during the third quarter of fiscal 2006 for a portion of our losses caused by Hurricane Katrina, as discussed in Note 14 - Hurricane Katrina and Impact on U.S. Business.

Included in SG&A in the U.S. for the third quarter of fiscal 2005 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $2.7 million (17 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 8 - Asset Disposition Initiatives;
o costs relating to the divestiture of our Midwestern U.S. business as discussed in Note 8 - Asset Disposition Initiatives of $18.6 million (118 basis points);
o costs relating to future occupancy costs for four stores closed in connection with Hurricane Katrina in addition to the write-off of an asset for a favorable lease that was recorded for one of these stores that is now closed of $13.2 million (84 basis points) as discussed in Note 14 - Hurricane Katrina and Impact on U.S. Business;
o costs relating to the impairment of unrecoverable assets of $8.1 million (51 basis points) as discussed in Note 6 - Valuation of Long-Lived Assets;
o costs relating to an administrative reorganization during the third quarter of fiscal 2005 of $6.7 million (42 basis points); and
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $5.6 million (35 basis points).

There was no change in SG&A within our core U.S. operations during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.

During the 12 weeks ended December 2, 2006 and December 3, 2005, we recorded impairment losses on long-lived assets as follows:

                                                              12 weeks ended         12 weeks ended
                                                             December 2, 2006       December 3, 2005
                                                             ----------------       ----------------
Impairments due to closure or conversion in the
   normal course of business                                     $   1.0               $   3.8
Impairments due to unrecoverable assets                                -                   8.1
Impairments due to closure of stores impacted
  by Hurricane Katrina(1)                                              -                   6.1
                                                                 -------               -------
Total impairments                                                $   1.0               $  18.0
                                                                 =======               =======

(1)  Refer to Note 14 - Hurricane Katrina and Impact on U.S. Business

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON SALE OF CANADIAN OPERATIONS
-----------------------------------
We sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded additional costs of $0.6 million and $6.1 million during the 12 weeks ended December 2, 2006 and December 3, 2005, respectively.


INTEREST EXPENSE
----------------
Interest expense of $17.2 million for the third quarter of fiscal 2006 increased from the prior year amount of $15.4 million primarily as a result of increased borrowings on our revolving line of credit.


EQUITY IN EARNINGS OF METRO, INC.
---------------------------------
We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 12 weeks ended December 2, 2006 and December 3, 2005, we recorded $11.0 million and $3.4 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the third quarter of fiscal 2006 was $43.7 million compared to $21.3 million for the third quarter of fiscal 2005. Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the third quarter of fiscal 2006, our effective income tax rate of 1,165.4% changed from the effective income tax rate of 22.4 % in the third quarter of fiscal 2005 as follows:

                                                 12 Weeks Ended
                      --------------------------------------------------------------------
                             December 2, 2006                     December 3, 2005
                      ---------------------------------  ---------------------------------
                            Tax           Effective           Tax          Effective
                          Benefit         Tax Rate          Benefit         Tax Rate
                      ---------------  ----------------  ---------------  ----------------
United States            $ 43,702        (1,165.4%)          $ 21,279          (22.4%)

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 12 weeks ended December 2, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan and the sale of our Canadian operations, (ii) the recognition of foreign tax credits, (iii) the decrease in our valuation allowance, and (iv) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc.

DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Income from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2006 was $0.8 million as compared to $2.0 million for the third quarter of fiscal 2005, which was primarily due to adjustments as a result of changes in estimates partially offset by interest accretion on future occupancy payments that were recorded at present value at the time of the original charge.

The gain on disposal of discontinued operations, net of tax, was $0.6 million for the third quarter of fiscal 2005 which was primarily related to the sale of a Kohl's warehouse in the third quarter of fiscal 2005. There were no similar gains in the third quarter of fiscal 2006.


40 WEEKS ENDED DECEMBER 2, 2006 COMPARED TO THE 40 WEEKS ENDED DECEMBER 3, 2005

OVERALL
Sales for the 40 weeks ended December 2, 2006 were $5.2 billion, compared with $7.1 billion for the 40 weeks ended December 3, 2005; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased -0.2%. Income from continuing operations decreased from $429.4 million for the 40 weeks ended December 3, 2005 to $33.7 million for the 40 weeks ended December 2, 2006, primarily due to the absence of the gain on sale of our Canadian operations recorded during the 40 weeks ended December 3, 2005. Net income per share - basic and diluted for the 40 weeks ended December 2, 2006 was $0.82 and $0.81, respectively, compared to net income per share - basic and diluted of $10.77 and $10.62, respectively, for the 40 weeks ended December 3, 2005.

                                         40 Weeks           40 Weeks
                                           Ended             Ended
                                        Dec. 2, 2006      Dec. 3, 2005       Unfavorable         % Change
                                        ------------      ------------      -------------     ------------
Sales                                   $   5,242.1       $   7,132.8       $   (1,890.7)        (26.5%)
Decrease in comparable store sales             (0.2%)            (0.6%)             NA             NA
Income from continuing operations              33.7             429.4             (395.7)        (92.2%)
Income from discontinued operations             0.4               2.3               (1.9)        (82.6%)
Net income                                     34.1             431.7             (397.6)        (92.1%)
Net income per share - basic                   0.82             10.77              (9.95)        (92.4%)
Net income per share - diluted                 0.81             10.62              (9.81)        (92.4%)


SALES
-----
Sales for the 40 weeks ended December 2, 2006 of $5,242.1 million decreased $1,890.7 million or 26.5% from sales of $7,132.8 million for 40 weeks ended December 3, 2005. The lower sales were due to a decrease in U.S. sales of $166.8 million and a decrease in Canadian sales of $1,723.9 million. The following table presents sales for each of our reportable operating segments for the 40 weeks ended December 2, 2006 and the 40 weeks ended December 3, 2005:

                                      40 Weeks Ended     40 Weeks Ended
                                       Dec. 2, 2006       Dec. 3, 2005         Decrease            % Change
                                      --------------     --------------     ------------         -----------
United States                         $     5,242.1      $      5,408.9     $    (166.8)               (3.1%)
Canada                                           -              1,723.9        (1,723.9)              (100.0)
                                      --------------     --------------     ------------         -----------
Total                                 $     5,242.1      $      7,132.8     $  (1,890.7)              (26.5%)
                                      ==============     ==============     ============         ===========

The following details the dollar impact of several items affecting the decrease in sales by reportable operating segment from the 40 weeks ended December 3, 2005 to the 40 weeks ended December 2, 2006:


                           Impact of       Impact of     Comparable      Impact of
                              New           Closed          Store        Hurricane
                            Stores          Stores          Sales         Katrina          Other         Total
                         -------------  -------------  --------------  -------------  -------------  -----------
United States            $     21.0     $    (223.5)   $     (11.6)    $      38.8    $       8.5    $    (166.8)
Canada                          -               -              -               -         (1,723.9)      (1,723.9)
                         -------------  -------------  --------------  -------------  ------------   ------------
       Total             $     21.0     $    (223.5)   $     (11.6)    $      38.8    $  (1,715.4)   $  (1,890.7)
                         =============  =============  ==============  =============  ============   ============

The decrease in U.S. sales was primarily attributable to the closing of 53 stores since the beginning of fiscal 2005, of which 4 were closed in fiscal 2006, decreasing sales by $223.5 million and the decline in comparable store sales of $11.6 million or -0.2% driven mainly by a decrease in comparable store sales of -5.3% for the Midwest. These decreases were partially offset by the opening or re-opening of 11 new stores since the beginning of fiscal 2005, of which 10 were opened or re-opened in fiscal 2006, increasing sales by $21.0 million, the increase in sales for our New Orleans stores that were temporarily closed as a result of Hurricane Katrina during the 40 weeks ended December 3, 2005 of $38.8 million and the increase in sales relating to an information technology services agreement with Metro, Inc. of $8.5 million. Included in the 53 stores closed since the beginning of fiscal 2005 were 35 stores closed as part of the asset disposition initiative as discussed in Note 8 of our Consolidated Financial Statements. Included in the 10 stores opened since the beginning of the third quarter of fiscal 2005 was 6 Clemens Markets stores we purchased from C&S Wholesale Grocers, Inc. during the 40 weeks ended December 2, 2006.

The decrease in Canadian sales of $1,723.9 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of sales for the 40 weeks ended December 2, 2006 as compared to the inclusion of 24 weeks for the 40 weeks ended December 3, 2005.

Average weekly sales per supermarket for the U.S. were approximately $336,300 for the 40 weeks ended December 2, 2006 versus $326,400 for the corresponding period of the prior year, an increase of 3.0% primarily due to the impact of closing smaller stores partially offset by the negative comparable store sales.


GROSS MARGIN
------------
The following table presents gross margin dollar results and gross margin as a percentage of sales by reportable operating segment for the 40 weeks ended December 2, 2006 as compared to the 40 weeks ended December 3, 2005. Gross margin as a percentage of sales increased 191 basis points to 30.22% for the 40 weeks ended December 2, 2006 from 28.31% for the 40 weeks ended December 3, 2005, primarily caused by the sale of our Canadian operations which had a lower gross margin rate. We believe the impact on margin for changes in costs and special reductions was not significant.

                                          40 Weeks Ended                                40 Weeks Ended
                                         December 2, 2006                              December 3, 2005
                                -----------------------------------          ------------------------------------
                                Gross Margin        Rate to Sales %          Gross Margin         Rate to Sales %
                                ------------        ---------------          ------------         ---------------
United States                     $1,584.1               30.22%                $1,598.4                 29.55%
Canada                                   -                   -                    420.7                 24.40
                                  --------            --------                 --------              --------
       Total                      $1,584.1               30.22%                $2,019.1                 28.31%
                                  ========            ========                 ========              ========

The following table details the dollar impact of several items affecting the gross margin dollar decrease from the 40 weeks ended December 3, 2005 to the 40 weeks ended December 2, 2006:

                                                Gross Margin
                             Sales Volume           Rate                Other               Total
                           ---------------     ---------------    ----------------    --------------
United States              $         (49.3)    $          35.0    $          -        $       (14.3)
Canada                                 -                   -            (420.7)              (420.7)
                           ---------------     ---------------    ----------------    --------------
Total                      $         (49.3)    $          35.0    $     (420.7)       $      (435.0)
                           ===============     ===============    =============       ==============


STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense by reportable operating segment, in dollars and as a percentage of sales for the 40 weeks ended December 2, 2006 compared with the 40 weeks ended December 3, 2005. SG&A expense was $1,591.2 million or 30.35% for the 40 weeks ended December 2, 2006 as compared to $2,283.9 million or 32.02% for the 40 weeks ended December 3, 2005.

                                          40 Weeks Ended                       40 Weeks Ended
                                           Dec. 2, 2006                          Dec. 3, 2005
                               ----------------------------------       -------------------------------
                                    SG&A         Rate to Sales %             SG&A        Rate to Sales%
                               --------------    ----------------       --------------   --------------
United States                  $    1,591.2             30.35%          $    1,920.4           35.50%
Canada                                  -                -                     363.5           21.09
                               --------------     ---------------       --------------   --------------
       Total                   $    1,591.2             30.35%          $    2,283.9           32.02%
                               ==============     ===============       ==============   ==============

Included in SG&A in the U.S. for the 40 weeks ended December 2, 2006 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $5.7 million (11 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;
o    costs relating to the closures of stores in the Midwest as discussed in
     Note 8 - Asset Disposition Initiatives of $4.9 million (9 basis points);
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $3.8 million (7 basis points); and
o costs relating to a voluntary labor buyout program in the South Region of $4.5 million (9 basis points).

Partially offset by:

o    net real estate activity of $21.0 million (40 basis points); and
o gain from proceeds of insurance settlement of $4.3 million (8 basis points) received during the 40 weeks ended December 2, 2006 for a portion of our losses caused by Hurricane Katrina, as discussed in Note 14 - Hurricane Katrina and Impact on U.S. Business.


Included in SG&A in the U.S. for the 40 weeks ended December 3, 2005 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and the Bronx, New York of $67.3 million (124 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 8 - Asset Disposition Initiatives;
o costs relating to the divestiture of our Midwestern U.S. business as discussed in Note 8 - Asset Disposition Initiatives of $103.6 million (192 basis points);

o costs relating to future occupancy costs for four stores closed in connection with Hurricane Katrina, the write-off of an asset for a favorable lease that was recorded for one of these stores that is now closed, and our insurance deductible of $18.2 million (34 basis points);
o costs relating to the impairment of unrecoverable assets of $17.7 million (33 basis points) as discussed in Note 6 - Valuation of Long-Lived Assets;
o costs relating to an administrative reorganization during the 40 weeks ended December 3, 2005, of $13.8 million (26 basis points);
o costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $5.6 million (10 basis points);
o costs relating to the cash tender offer completed during the 40 weeks ended December 3, 2005, of $29.5 million (55 basis points); and
o costs relating to the settlement of our net investment hedge of $15.4 million (29 basis points).

Partially offset by:

o net real estate activity of $22.3 million (41 basis points) during the 40 weeks ended December 3, 2005.

SG&A within our core U.S. operations decreased by 42 basis points during the 40 weeks ended December 2, 2006 as compared to the 40 weeks ended December 3, 2005 primarily due to a reduction in administration expenses of $21.8 million (32 basis points) and a reduction in advertising costs of $4.7 million (5 basis points).

The decrease in SG&A in Canada of $363.5 million was due to the sale of our Canadian operations during the second quarter of fiscal 2005 which resulted in the inclusion of zero weeks of costs during the 40 weeks ended December 2, 2006 as compared to 24 weeks during the 40 weeks ended December 3, 2005.

During the 40 weeks ended December 2, 2006 and December 3, 2005, we recorded impairment losses on long-lived assets as follows:

                                                              40 weeks ended                  40 weeks ended
                                                               Dec. 2, 2006                    Dec. 3, 2005
                                                              --------------       ---------------------------------------
                                                                  U.S.                U.S.          Canada          Total
                                                              -----------          --------      ----------      ---------
Impairments due to closure or conversion in the
   normal course of business                                   $     3.5           $    4.8      $      0.5      $    5.3
Impairments due to unrecoverable assets                                -               17.7               -          17.7
Impairments related to our asset disposition initiatives (1)         1.1               15.5              -           15.5
Impairments due to closure of stores impacted by Hurricane
   Katrina (2)                                                         -                6.1               -           6.1
                                                               ---------           --------      ----------       -------
Total impairments                                              $     4.6           $   44.1      $      0.5       $  44.6
                                                               =========           ========      ==========       ========

(1) Refer to Note 8 - Asset Disposition Initiatives
(2) Refer to Note 14 - Hurricane Katrina and Impact on U.S. Business

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels and trends continue, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON SALE OF CANADIAN OPERATIONS
-----------------------------------
We sold our Canadian operations to Metro, Inc. at the close of business on August 13, 2005. As a result of this sale, we recorded a pretax gain of $912.5 million (gain of $780.4 million after tax) during the 40 weeks ended December 3, 2005.


INTEREST EXPENSE
----------------
Interest expense of $56.2 million for the 40 weeks ended December 2, 2006 decreased from the prior year amount of $76.8 million due primarily to (i.) the repurchase of the majority of our 7.75% Notes due April 15, 2007 and our 9.125% Senior Notes due December 15, 2011 resulting in a reduction in interest expense of $17.2 million, and (ii.) the absence of interest expense relating to our Canadian operations that was recorded during the 40 weeks ended December 3, 2005 of $8.4 million but not recorded during the 40 weeks ended December 2, 2006 as a result of its sale partially offset by an increase in interest expense of $3.5 million due to our increased borrowings on our revolving line of credit.


EQUITY IN EARNINGS OF METRO, INC.
---------------------------------
We use the equity method of accounting to account for our investment in Metro, Inc. on the basis that we have significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 40 weeks ended December 2, 2006 and December 3, 2005, we recorded $30.8 million and $3.4 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.


INCOME TAXES
The benefit from income taxes from continuing operations for the 40 weeks ended December 2, 2006 was $58.6 million compared to a provision for income taxes from continuing operations for the 40 weeks ended December 3, 2005 of $152.9 million (a $134.3 million provision for our U.S. operations and an $18.6 million provision for our Canadian operations). Consistent with prior year, we continue to record a valuation allowance against our U.S. net deferred tax assets.

For the 40 weeks ended December 2, 2006, our effective income tax rate of 235.7% changed from the effective income tax rate of 26.3% for the 40 weeks ended December 3, 2005 as follows:

                                                               40 Weeks Ended
                                    --------------------------------------------------------------------
                                           December 2, 2006                     December 3, 2005
                                    ---------------------------------  ---------------------------------
                                                         Effective                          Effective
                                      Tax Benefit        Tax Rate       Tax Provision       Tax Rate
                                    ---------------  ----------------  ---------------  ----------------
United States                       $      58,584         (235.7%)     $    (134,346)          23.1%
Canada                                          -            -               (18,539)           3.2
                                    ---------------  ----------------  ---------------  ----------------
                                    $      58,584         (235.7%)     $    (152,885)          26.3%
                                    ===============  ================  ===============  ================

The change in our effective tax rate was primarily due to (i.) the recognition of tax benefits during the 40 weeks ended December 2, 2006 as we continue to experience operating losses and these operating losses decrease the overall tax provision previously recorded during the second quarter of fiscal 2005 in connection with our Company's Domestic Reinvestment Plan and the sale of our Canadian operations, (ii) the recognition of foreign tax credits, (iii) the decrease in our valuation allowance, (iv) the tax benefit from not providing deferred taxes on the undistributed earnings of our investment in Metro, Inc., and (v.) the absence of a tax provision that was recorded for our Canadian operations during the 40 weeks ended December 3, 2005 that was not recorded during the 40 weeks ended December 2, 2006 due to the sale of our Canadian operations during the second quarter of fiscal 2005.

DISCONTINUED OPERATIONS
-----------------------
Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin, as well as our Eight O'Clock Coffee business. These asset sales are now complete.

Income from operations of discontinued businesses, net of tax, for the 40 weeks ended December 2, 2006 was $0.4 million as compared to $1.7 million for the 40 weeks ended December 3, 2005, which was primarily due to adjustments as a result of changes in estimates partially offset by interest accretion on future occupancy payments that were recorded at present value at the time of the original charge.

The gain on disposal of discontinued operations, net of tax, was $0.6 million for 40 weeks ended December 3, 2005 which was related to the sale of a Kohl's warehouse in the third quarter of fiscal 2005. There were no similar gains for the 40 weeks ended December 2, 2006.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Statements of Consolidated Cash
Flows:

                                                       Dec. 2, 2006               Dec. 3, 2005
                                                     -----------------         -----------------

Net cash used in operating activities                $       (42,864)          $       (157,462)
                                                     -----------------         -----------------

Net cash provided by investing activities            $        52,858           $         429,777
                                                     -----------------         -----------------

Net cash used in financing activities                $      (146,915)          $       (402,634)
                                                     -----------------         -----------------

Net cash flow used in operating activities of $42.9 million for the 40 weeks ended December 2, 2006 primarily reflected our net income of $34.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $135.8 million, (ii.) asset disposition initiatives of $3.7 million, partially offset by (iii.) gains on the disposal of owned property of $23.2 million, (iv.) income tax benefit of $61.5 million, and (v.) our equity in earnings of Metro, Inc. of $30.8 million, and a decrease in accounts receivables of $49.8 million partially offset by an increase in inventory of $32.4 million, a decrease in accounts payable of $10.2 million, a decrease in accrued salaries, wages and benefits of $30.5 million, a decrease in other accruals of $57.1 million primarily due to timing and a decrease in non-current liabilities of $20.4 million due mainly to closed store accruals. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow used in operating activities of $157.5 million for the 40 weeks ended December 3, 2005 primarily reflected our net income of $431.7 million, adjusted for non-cash charges for (i.) depreciation and amortization of $164.0 million, (ii.) asset disposition initiatives of $163.1 million, (iii.) income tax provision of $119.6 million, and (iv.) other property impairments of $23.0 million, partially offset by the non-cash gain on sale of Canadian operations of $912.5 million, and a decrease in inventories of $33.4 million partially offset by an increase in receivables of $25.8 million, a decrease in accounts payable of $89.7 million and a decrease in other non-current liabilities of $59.7 million primarily due to the sale of our Canadian operations.

Net cash flow provided by investing activities of $52.9 million for the 40 weeks ended December 2, 2006 primarily reflected proceeds received from the sale of certain of our assets of $37.5 million, a decrease in restricted cash of $142.7 million, and net proceeds from maturities of marketable securities of $82.2 million partially, offset by the purchase of 6 Clemens Markets stores from C&S Wholesale Grocers, Inc. of $24.7 million, and property expenditures totaling $184.0 million, which included 3 new supermarkets, 26 major remodels and 33 minor remodels. For the remainder of fiscal 2006, we have planned capital expenditures of approximately $15 to $20 million, which relates primarily to enlarging or remodeling approximately 6 supermarkets. We currently expect to close approximately 2 to 4 stores during the remainder of fiscal 2006. Net cash flow provided by investing activities of $429.8 million for the 40 weeks ended December 3, 2005 primarily reflected proceeds from the sale of our Canadian operations of $960.7 million, proceeds received from the sale of certain of our assets of $62.5 million partially offset by property expenditures totaling $134.8 million, which included 1 new supermarket and 30 major remodels, disposal related expenditures for sale of the Canadian operations of $53.5 million, payments for derivatives of $15.4 million, an increase in restricted cash of $146.7 million, and net purchases of marketable securities of $243.0 million.

Net cash flow used in financing activities of $146.9 million for the 40 weeks ended December 2, 2006 primarily reflected principal payments on long term borrowings of $1,134.5 million, principal payments on capital leases of $4.1 million, and dividends paid of $299.1 million partially offset by proceeds from long-term borrowings of $1,262.9 million, proceeds from the exercise of stock options of $5.0 million and an increase in book overdrafts of $19.7 million. Net cash flow used in financing activities of $402.6 million for the 40 weeks ended December 3, 2005 primarily reflected principal payments on long term borrowings of $413.9 million and principal payments on capital leases of $9.6 million partially offset by proceeds from the exercise of stock options of $23.4 million.

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at December 2, 2006. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

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


WORKING CAPITAL
---------------
We had working capital of $277.2 million at December 2, 2006 compared to working capital of $599.7 million at February 25, 2006. We had cash and cash equivalents aggregating $92.7 million at December 2, 2006 compared to $229.6 million at February 25, 2006. The decrease in working capital was attributable primarily to the following:

o A decrease in cash and cash equivalents as detailed in the Statements of Consolidated Cash Flows;
o A decrease in restricted cash and marketable securities due to the payment of a one-time special dividend as discussed in Note 3 - Special One-Time Dividend;
o A decrease in accounts receivable due to the timing and collection of receipts;
o An increase in the current portion of our long-term debt primarily due to our 7.75% Notes becoming due on April 15, 2007; and
o An increase in accounts payable (inclusive of book overdrafts) due to timing of payments.

Partially offset by the following:

o    An increase in inventories due to seasonality;
o A decrease in accrued salaries, wages and benefits due to timing of payments; and
o    A decrease in other accruals due to timing.


REVOLVING CREDIT AGREEMENT
--------------------------
During fiscal 2005, we entered into a new, cash collateralized, Letter of Credit Agreement that enables us to issue letters of credit up to $200 million. We also secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At December 2, 2006, there were no letters of credit outstanding under this agreement; however, there were $128.5 million in outstanding borrowings under the Revolver. As of December 2, 2006, after reducing availability for borrowing base requirements, we had $121.5 million available under the Revolver. Combined with cash we held in short-term investments and restricted marketable securities of $88.3 million, we had total cash availability of $209.8 million at December 2, 2006.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases which we may do from time to time in the future.

During the third quarter of fiscal 2006, the Company transferred 6,000,000 of our Class A subordinate shares of Metro, Inc. from our foreign subsidiary to the United States. These transferred shares are being used as collateral for our new Letter of Credit Agreement that we entered into during fiscal 2005 and has allowed us to reduce the amount of restricted cash and/or marketable securities we were required to maintain as collateral previously.

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $244.7 million at December 2, 2006 consisted of $31.9 million of 7.75% Notes due April 15, 2007, $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% and 7.75% Notes. The 7.75% Notes are not redeemable prior to their maturity. The 9.375% notes are now callable at par ($25 per bond) and the 9.125% Notes may be called at a premium to par after December 15, 2006. The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions. All covenants and restrictions for the 7.75% Notes and the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.


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

We are the guarantor of a loan of $1.6 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of December 2, 2006, 113 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $293.8 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with stable outlook with Standard & Poor's Ratings Group ("S&P") as of December 2, 2006. Our liquidity rating was SGL3 with Moody's as of December 2, 2006. Our recovery rating was 1 with S&P as of December 2, 2006 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on long-lived assets as follows:

                                                                      12 weeks ended    40 weeks ended
                                                                       Dec. 2, 2006      Dec. 2, 2006
                                                                      --------------    --------------

Impairments due to closure or conversion in the
   normal course of business                                           $      1.0         $      3.5
Impairments related to our asset disposition initiatives (1)                    -                1.1
                                                                       ----------         ----------
Total impairments                                                      $      1.0         $      4.6
                                                                       ==========         ==========

(1)  Refer to Note 8 - Asset Disposition Initiatives

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels and trends continue, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves
------------------------------------------
For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of December 2, 2006, we had recorded liabilities for estimated probable obligations of $167 million. Of this amount, $17 million relates to stores closed in the normal course of business, $141 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements), and $9 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 7 of our Consolidated Financial Statements).

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

Income Taxes
------------
As discussed in Note 11 of the Consolidated Financial Statements, our Company recorded a valuation allowance for the entire U.S. net deferred tax asset since, in accordance with SFAS 109; it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if our Company experiences improvement in our U.S. operations.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------
In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 was effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and have adopted the guidance. This adoption did not have a material impact on our Company's financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ended February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") and is effective for our fiscal year ended February 24, 2007. SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ended February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. Had this new standard been in effect for our fiscal year ended February 25, 2006, we estimate that our stockholders' equity would have been increased by approximately $17 million. The impact of adoption could differ materially from this estimate as it will reflect asset performance through the end of the calendar year as well as interest rates and other factors that will be applicable as of December 31, 2006.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for our fiscal year ending February 24, 2007. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to beginning-of-year retained earnings. We are currently evaluating the impact of SAB 108.


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

INTEREST RATES
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $374.9 million in total indebtedness as of December 2, 2006 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended December 2, 2006, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.3 million and $0.6 million, respectively. During the 12 and 40 weeks ended December 3, 2005, a presumed 1% change in variable floating rate would not have impacted interest expense as there were no borrowings on our committed bank lines of credit.

FOREIGN EXCHANGE RISK
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $36.7 million at December 2, 2006. During the 12 and 40 weeks ended December 3, 2005, a change in the Canadian currency of 10% would have resulted in a fluctuation in net income of nil and $3.0 million, respectively.

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

There have been no changes during our Company's fiscal quarter ended December 2, 2006 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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

o Our capital expenditures could differ from our estimate if we are unsuccessful in acquiring suitable sites for new stores, or if development and remodel costs vary from those budgeted or if performance varies significantly from expectations.

o Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

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




 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  January 9, 2007            By:      /s/ Melissa E. Sungela
                                         ----------------------------
                                         Melissa E. Sungela, Vice President,
                                         Corporate Controller (Chief
                                         Accounting Officer)