Form 10-K
period 2007-02-24
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2007-04-25
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4141
THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

(Exact name of registrant as specified in its charter)

Maryland	13-1890974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Paragon Drive
Montvale, New Jersey 07645
(Address of principal executive offices)

Registrant’s telephone number, including area code: 201-573-9700

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — $1 par value	New York Stock Exchange
7.75% Notes, due April 15, 2007	New York Stock Exchange
9.125% Senior Notes, due December 15, 2011	New York Stock Exchange
9.375% Notes, due August 1, 2039	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 9, 2006, the registrant’s most recently completed second fiscal quarter, was $446,258,519.
     The number of shares of common stock outstanding as of the close of business on April 23, 2007 was 41,796,066.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant’s Fiscal 2006 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I
ITEM 1 — Business
General
     The Great Atlantic & Pacific Tea Company, Inc. (“A&P”, “we”, “our”, “us” or “our Company”) is engaged in the retail food business. We operated 406 stores averaging approximately 40,700 square feet per store as of February 24, 2007.
     Operating under the trade names A&P®, Super Fresh®, Sav-A-Center®, Farmer Jack®, Waldbaum’s™, Super Foodmart, Food Basics®, and The Food Emporium®, we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we sell other private label products in our stores under other brand names of our Company which include without limitation, America’s Choice®, Master Choice®, and Health Pride®.
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
     On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., (“Pathmark”) for $1.5 billion in cash, stock, and debt assumption or retirement. This transaction is expected to be completed during the second half of our fiscal year 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions. For further details surrounding the Pathmark transaction, refer to our Company’s Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.
     Under the terms of the transaction, The Tengelmann Group (“Tengelmann”), currently A&P’s majority shareholder, will remain the largest single shareholder of the combined entity. Christian Haub, Executive Chairman of A&P, will continue as Executive Chairman of the combined company; Eric Claus, President and CEO of A&P, will also maintain the same position in the combined company.
     Pathmark shareholders will receive $9.00 in cash and 0.12963 shares of A&P stock for each Pathmark share. As a result, Pathmark shareholders, including its largest investor, The Yucaipa Companies LLC (“Yucaipa Companies”), will receive a stake in the combined companies.
     The boards of both A&P and Pathmark have unanimously approved the transaction. Both Yucaipa Companies and Tengelmann have entered into voting agreements to support the transaction.
     On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced that we are in negotiations for the potential sale of groups of non-core stores within our Midwest operations. No definitive sale agreements have been signed at this time; however, based upon submitted bids received to date, it is possible that an impairment on long-lived assets that are currently held and used in our Midwest operations may be likely in the near term. In addition, in connection with this potential sale, it is possible that liabilities for closed stores and warehouses as well as pension withdrawal from our multi-employer union pension plans may be recorded in the near term.
     The Company’s Securities and Exchange Commission (“SEC”) filings are promptly posted to its website at www.aptea.com after they are filed with the SEC and can be accessed free of charge through a link on the “Investors” page.
Modernization of Facilities
     During fiscal 2006, we expended approximately $208 million for capital projects, which included 4 new supermarkets and 30 major remodels or enlargements. With our announced acquisition of Pathmark, our Company is reducing capital expenditures to approximately $150 million in fiscal 2007. These expenditures relate primarily to opening new supermarkets and/or liquor stores, converting stores to the new Gourmet format, and enlarging or remodeling supermarkets. We plan to increase our levels of capital expenditures in fiscal 2008 and beyond once the integration of the Pathmark business is completed.
Sources of Supply
     Our Company currently acquires a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms.
Licenses and Trademarks
     Our stores require a variety of licenses and permits that are renewed on an annual basis. Payment of a fee is generally the only condition to maintaining such licenses and permits. We maintain registered trademarks for nearly all of our store banner trade names and private label brand names. Trademarks are generally renewable on a 10 year cycle. We consider trademarks an important way to establish and protect our Company brands in a competitive environment.
Employees
     As of February 24, 2007, we had approximately 38,000 employees, of which 66% were employed on a part-time basis. Approximately 88% of our employees are covered by union contracts. Our Company considers its present relations with employees to be satisfactory.
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
Segment Information

     The segment information required is contained under the caption “Note 15 — Operating Segments” in the Fiscal 2006 Annual Report to Stockholders (“Annual Report”) and is herein incorporated by reference.
Foreign Operations
     The information required is contained under the captions “Management’s Discussion and Analysis”, “Note 1 — Summary of Significant Accounting Policies”, “Note 4 — Equity Investment in Metro, Inc.”, “Note 6 — Valuation of Long-Lived Assets”, “Note 8 — Asset Disposition Initiatives”, “Note 9 — Indebtedness”, “Note 12 — Income Taxes”, “Note 13 — Retirement Plans and Benefits”, “Note 14 — Stock Based Compensation”, “Note 15 — Operating Segments”, “Note 17 — Related Party Transactions”, “Note 18 — Hedge of Net Investment in Foreign Operations”, “Note 20 — Subsequent Events” in addition to further information concerning our business and foreign operations in the Annual Report and is herein incorporated by reference.
ITEM 1A — Risk Factors
Set forth below is a summary of the material risks to an investment in our securities.
     Various factors could cause us to fail to achieve these goals. These include, among others, the following:
•	Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandisers, warehouse clubs, drug stores, dollar stores and restaurants. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.
•	Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the rising prices of oil and gas, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not worsen in fiscal 2007. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, the rising prices of oil and gas, customer shopping habits and the consolidation of the food industry on our business.
•	Our capital expenditures could differ from our estimate if development and remodel costs vary from those budgeted, or if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores.
•	Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.
•	The vast majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.
•	The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.
•	Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.
•	We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.
•	Completion of the acquisition of Pathmark is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period (and any extension of the waiting period) under the Hart-Scott-Rodino Act. The success of the acquisition will depend, in part, on our Company’s ability to realize the anticipated benefits from combining the business of A&P and Pathmark. If our Company is not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Our Company will take on substantial additional indebtedness to finance this acquisition, which will decrease our business flexibility and increase our borrowing costs.
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
ITEM 1B — Unresolved Staff Comments
     None.
ITEM 2 — Properties
     At February 24, 2007, we owned 34 properties consisting of the following:

Stores, Not Including Stores in Owned Shopping Centers
Land owned	1
Land and building owned	6
Building owned and land leased	18

Total stores	25

Shopping Centers
Building owned and land leased	1

Administrative and Other Properties
Land and building owned	3
Undeveloped land	5

Total other properties	8

Total Properties	34

     None of the properties listed above are subject to material encumbrances.
     At February 24, 2007, we operated 406 retail stores. These stores are geographically located as follows:
 Company Stores:

New England States:
Connecticut	26

Total	26

Middle Atlantic States:
District of Columbia	1

Delaware	9
Maryland	30
New Jersey	92
New York	128
Pennsylvania	31

Total	291

Midwestern States:
Michigan	66

Total	66

Southern States:
Louisiana	21
Mississippi	2

Total	23

Total Stores	406

     The total area of all of our operated retail stores is 16.5 million square feet averaging approximately 40,700 square feet per store. Excluding liquor and The Food Emporium® stores, which are generally smaller in size, the average store size is approximately 43,400 square feet. The 10 new stores opened in fiscal 2006 consisted of 4 new supermarkets and range in size from 11,700 to 59,800 square feet, with an average size of approximately 40,200 square feet. The remaining 6 stores consisted of Clemens Markets stores that were purchased from C&S Wholesale Grocers, Inc. and range in size from 19,900 to 50,000 square feet, with an average size of approximately 39,500 square feet. The stores built over the past several years and those planned for fiscal 2007 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 75% of the total square footage.
     As of the end of fiscal 2006, we operated 2 warehouses to service our store network located in Michigan. Our store network is also serviced by C&S Wholesale Grocers, Inc.
     Our Company considers our stores, warehouses, and other facilities adequate for our operations.
ITEM 3 — Legal Proceedings
     The information required is contained under the caption “Note 19 — Commitments and Contingencies” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 4 — Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II

ITEM 5 — Market for the Registrant’s Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required is contained under the captions “Summary of Quarterly Results”, “Five Year Summary of Selected Financial Data”, and “Stockholder Information” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
     Although our Company declared and paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share in April 2006, our Company’s policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2007. However, our Company is permitted, under the terms of our Revolving Credit Agreement, to pay cash dividends on common shares.
     There have been no repurchases of our Company stock in fiscal 2006.
Stock Performance Graph
     The following performance graph compares the five-year cumulative total stockholder return (assuming reinvestment of dividends) of the Company’s Common Stock to the Standard & Poor’s 500 Index and the Company’s Peer Group which consists of the Company, Supervalu Inc., Safeway, Inc. and The Kroger Co. The “Peer Group” for the purposes of the Stock Performance Graph is a subset of, and should not be confused for, the peer group list of companies used to benchmark executive compensation as discussed in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (“Proxy Statement”). The performance graph assumes $100 is invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the Company’s Peer Group on February 24, 2001, and that dividends paid during the period were reinvested to purchase additional shares.

     (Company fiscal year ends the last Saturday in February)

Fiscal Year Ending	S&P 500	A&P	Peer Group
	$	$	$
02/22/02	100	100	100
02/21/03	79	19	49
02/27/04	107	29	74
02/25/05	113	42	77
02/24/06	120	119	103
02/23/07	136	141	130
     The performance graph above is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of our Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6 — Selected Financial Data
     The information required is contained under the caption “Five Year Summary of Selected Financial Data” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required is contained under the caption “Management’s Discussion and Analysis” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 7A — Quantitative and Qualitative Disclosures About Market Risk
     The information required is contained in the section “Market Risk” under the caption “Management’s Discussion and Analysis” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 8 — Financial Statements and Supplementary Data
(a)	Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report and are incorporated herein by reference to the Annual Report. Except for the sections included herein by reference, our Fiscal 2006 Annual Report to Stockholders is not deemed to be filed as part of this report.

(b)	Supplementary Data: The information required is contained under the caption “Summary of Quarterly Results” in the Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 24, 2007.
ITEM 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Company’s management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this report, our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer, concluded that our Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     The Company’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s management has concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Incorporation by reference of Management’s Annual Report on Internal Control over Financial Reporting
     Management of The Great Atlantic and Pacific Tea Company, Inc. has prepared an annual report on internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management’s report, together with the attestation report of the independent registered public accounting firm, is included in our Company’s Fiscal 2006 Annual Report to Stockholders and is herein incorporated by reference in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     There has been no change during our Company’s fiscal quarter ended February 24, 2007 in our Company’s internal control over financial reporting (as such item is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.
ITEM 9B — Other Information
None
PART III
ITEM 10 — Directors and Executive Officers and Corporate Governance
     Disclosures of delinquent filers pursuant to Item 405 of Regulation S-K are incorporated herein by reference to the Proxy Statement.
     The executive officers of our Company are as follows:

Name	Age	Current Position
Christian W.E. Haub	43	Executive Chairman
Eric Claus	50	President and Chief Executive Officer
Brenda M. Galgano	38	Senior Vice President and Chief Financial Officer
Jennifer MacLeod	46	Senior Vice President, Marketing and Communications
Rebecca Philbert	45	Senior Vice President, Merchandising & Supply and Logistics
Allan Richards	43	Senior Vice President, Human Resources, Labor Relations, Legal Services & Secretary
Paul Wiseman	46	Senior Vice President, Store Operations
William Moss	59	Vice President and Treasurer
Melissa Sungela	41	Vice President and Corporate Controller
     The executive officers of our Company are chosen annually and, with the exception of the Executive Chairman, serve under the direction of the Chief Executive Officer (“CEO”) with the consent of the Board of Directors.
     Mr. Haub was appointed Executive Chairman in August 2005. He was elected a director in December 1991, and is Chair of the Executive Committee. Mr. Haub previously served as Chairman of the Board and Chief Executive Officer; and as Chief Operating Officer of our Company from December 1993, becoming Co-Chief Executive Officer in April 1997, sole CEO in May 1998 and Chairman of the Board in May 2001. Mr. Haub also served as President of the Company from December 1993 through February 2002, and from November 2002 through November 2004. Mr. Haub is a partner and Co-Chief Executive Officer of Tengelmann Warenhandelsgesellschaft KG, a partnership organized under the laws of the Federal Republic of Germany (“Tengelmann”). Mr. Haub is on the Board of Directors of Metro, Inc., the Food Marketing Institute and on the Board of Trustees of St. Joseph’s University in Philadelphia, Pennsylvania.
     Mr. Claus was appointed President & Chief Executive Officer in August 2005. Mr. Claus previously served as President & Chief Executive Officer, Canadian Company from November 2002 to August 2005. Prior to joining our Company, Mr. Claus served as Chief Executive Officer of Co-Op Atlantic, an integrated wholesale agri-food operator, between February 1997 and November 2002.

     Ms. Galgano, CPA, was appointed Senior Vice President and Chief Financial Officer in November 2005. Ms. Galgano served as Senior Vice President and Corporate Controller from November 2004 to November 2005; Vice President, Corporate Controller from February 2002 to November 2004; Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers as Senior Manager, Assurance and Business Advisory Services.
     Ms. MacLeod was appointed Senior Vice President, Marketing and Communications in November 2005. Prior to joining our Company, Ms. MacLeod served as Vice President of Marketing and Public Relations from 1998 to November 2005 for Co-Op Atlantic, an integrated wholesale agri-food operator, based in New Brunswick, Canada.
     Ms. Philbert was appointed Senior Vice President, Merchandising & Supply and Logistics, in January 2007. Prior to joining our Company, she was with Safeway, Inc. from 1981 to 2007, where she most recently served as Corporate Vice President and Senior Lead, Lifestyle Store development. Prior to that she served as Vice President Deli and Foodservice merchandising and prior to that Vice President of Marketing.
     Mr. Richards was appointed Senior Vice President, Human Resources, Labor Relations & Legal Services in September 2005 and in October 2005 was additionally appointed the Company’s Secretary. Prior to that Mr. Richards served as Senior Vice President, Labor Relations & Human Resources from July 2004 to September 2005 and as Senior Vice President, Labor Relations from March 2004 to July 2004. Prior to joining our Company Mr. Richards served as a consultant with MGS Consulting, Inc., a consulting firm, from July 2003 to July 2004; and prior to that as Director of Labor Relations and Employment Law for Fleming Companies, Inc., a full-service contracting company, from June 2000 to July 2003.
     Mr. Wiseman was appointed Senior Vice President, Store Operations in September 2005. Prior to that Mr. Wiseman was Senior Vice President, Discount Operations, A&P Canada from 2004 to September 2005 and prior to that served as District Manager/Vice President Retail Operations from 1999 to 2004 for Co-Op Atlantic, an integrated wholesale agri-food operator, based in New Brunswick, Canada.
     Mr. Moss was appointed Vice President and Treasurer in February 2002. Prior to that Mr. Moss was Vice President, Treasury Services and Risk Management from 1992 to February 2002.
     Ms. Sungela, CPA, was appointed Vice President and Corporate Controller in November 2005. Ms. Sungela served as Vice President and Assistant Corporate Controller from June 2004 to November 2005. Prior to joining our Company, Ms. Sungela was North American Controller for Amersham Biosciences, a provider of products and services used in gene, protein and cell research, drug discovery and development, and biopharmaceutical manufacturing, a part of GE Healthcare, from April 2002 to June 2004. Previously, she served as Director of Accounting Policy for Honeywell, from June 1998 to January 2002.
ITEM 11 — Executive Compensation
     The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions, “Executive Compensation” and

“Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Proxy Statement, to be filed on or about May 10, 2007, and is herein incorporated by reference.
Audit Committee Financial Expert
     The Board has determined that each member of the Audit Committee is independent in accordance with the New York Stock Exchange (“NYSE”) listing rules, the Company’s Standards of Independence and Rule 10A-3 of the Exchange Act. In addition, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert,” as defined by the SEC.
Code of Business Conduct and Ethics
     Our Company has adopted a Code of Business Conduct and Ethics applicable to all employees. This Code is applicable to Senior Financial Executives including the chief executive officer, chief financial officer and chief accounting officer of our Company. A&P’s Code of Business Conduct and Ethics is available on the Company’s Web site at www.aptea.com under “Corporate Governance.” Our Company intends to post on its web site any amendments to, or waivers from, its Code of Business Conduct and Ethics applicable to Senior Financial Executives.
     Additional information required by our directors is contained under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required is contained in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and is herein incorporated by reference.
ITEM 13 — Certain Relationships and Related Transactions and Director Independence
     The information required is contained in our Proxy Statement under the heading “Certain Relationships and Transactions”, and is herein incorporated by reference.
ITEM 14 — Principal Accounting Fees and Services
     The information required is contained in our Proxy Statement under the heading “Independent Registered Public Accounting Firm”, and is herein incorporated by reference.
PART IV
ITEM 15 — Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:
1)	Financial Statements: The following Consolidated Financial Statements, related Notes and Report of Independent Registered Public Accounting Firm are included in the Annual Report and are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K.
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Consolidated Balance Sheets
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
3)	Exhibits:
The following are filed as Exhibits to this Report:

EXHIBIT NO.	DESCRIPTION
2.1	Stock Purchase Agreement, dated as of July 19, 2005, by and among the Company, A&P Luxembourg S.a.r.l., Metro Inc. and 4296711 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on July 22, 2005)

3.1	Articles of Incorporation of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

3.2	By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended and restated through October 6, 2005 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 11, 2005)

4.1	Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4.1 to Form 8-K)

4.2	First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, dated as of January 1, 1991 between our Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2001)

EXHIBIT NO.	DESCRIPTION
4.3	Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between our Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

4.4	Successor Bond Trustee (incorporated herein by reference to Exhibit 4.4 to Form 10-K filed on May 9, 2003)

4.5	Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

4.6	Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

4.7	Credit Agreement dated as of November 15, 2005 between the Company and Bank of America, N.A. as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Wachovia Bank, National Association as Documentation Agent and Banc of America Securities LLC as Lead Arranger (“Credit Agreement”) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 18, 2005 and Item 8.01 to Form 8-K filed April 10, 2006)

4.8*	First amendment to Credit Agreement dated March 13, 2006, as filed herein

4.9*	Second amendment to Credit Agreement dated November 10, 2006, as filed herein

10.1	Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005) and a technical amendment (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed on May 9, 2006)

10.2	Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (“Costantini Agreement”) (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001)

10.3	Amendment to Costantini Agreement dated April 30, 2002 (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on July 5, 2002)

10.4	Confidential Separation and Release Agreement by and between William P. Costantini and The Great Atlantic & Pacific Tea Company, Inc. dated

EXHIBIT NO.	DESCRIPTION
November 4, 2004 (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on January 7, 2005)

10.5	Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between our Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

10.6	Employment Agreement, made and entered into as of the 24th day of February, 2002, by and between our Company and Mitchell P. Goldstein (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on July 5, 2002)

10.7	Letter Agreement dated September 6, 2005, between Mitchell P. Goldstein and our Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 9, 2005)

10.8	Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (“Jueptner Agreement”) (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

10.9	Amendment to Jueptner Agreement dated November 10, 2004 (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on May 10, 2005)

10.10	Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

10.11	Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (“Metzger Agreement”) (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

10.12	Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on May 10, 2005)

10.13	Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between our Company and Jennifer MacLeod (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 9, 2006)

10.14	Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

EXHIBIT NO.	DESCRIPTION
10.15*	Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between our Company and Rebecca Philbert, and Offer Letter dated the 11th day of December, 2006, as filed herein

10.16	Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (“Piwek Agreement”) (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

10.17	Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on May 10, 2005)

10.18	Employment Agreement, made and entered into as of the 4th day of January 2006, by and between our Company and Melissa E. Sungela (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on January 6, 2006)

10.19	Employment Agreement, made and entered into as of the 12th day of September 2005, by and between our Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

10.20	Employment Agreement, made and entered into as of the 2nd day of December 2004, by and between our Company and Allan Richards (incorporated herein by reference to Exhibit 10.18 to Form 10-Q filed on October 18, 2005)

10.21	Employment Agreement, made and entered into as of the 2nd day of December 2004, by and between our Company and Stephen Slade (incorporated herein by reference to Exhibit 10.19 to Form 10-Q filed on October 18, 2005)

10.22	Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

10.23	Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

10.24	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

10.25	1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999, to Appendix B to the Proxy Statement dated May 27, 2005 and to Appendix B to the Proxy Statement dated May 25, 2006)

10.26	Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)

EXHIBIT NO.	DESCRIPTION
10.27	Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed on May 10, 2005)

10.28	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)

10.29	Description of 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to Form 10-Q filed on July 21, 2006)

10.30	Form of 2006 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.29 to Form 10-Q filed on July 21, 2006)

10.31	1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

10.32	2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004 and to Appendix C to the Proxy Statement dated May 25, 2006)

10.33	Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.30 to Form 10-K filed on May 9, 2006)

10.34	Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 to Form 10-Q filed on October 18, 2005)

10.35	Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 to Form 10-Q filed on October 18, 2005)

10.36	Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited (“A&P Canada”) and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on October 18, 2005)

10.37	Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

10.38	Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, (“Letter of Credit Agreement”) (incorporated herein by reference to Exhibit 10.42 to Form 10-Q filed on October 18, 2005)

EXHIBIT NO.	DESCRIPTION
10.39*	First amendment to Letter of Credit Agreement, dated October 13, 2006, as filed herein

10.40*	Second amendment to Letter of Credit Agreement, dated November 10, 2006, as filed herein

10.41	Entry into a Material Definitive Agreement, dated as of March 4, 2007, by and between the Company and Pathmark Stores, Inc. (incorporated herein by reference to Form 8-K and the accompanying exhibits filed on March 6, 2007)

13*	Fiscal 2006 Annual Report to Stockholders

14*	Code of Business Conduct and Ethics

16	Letter on Change in Certifying Accountant (incorporated herein by reference to Forms 8-K filed on September 18, 2002 and September 24, 2002, and Form 8-K/A filed on September 24, 2002)

18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

21*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP

23.2*	Consent of Independent Auditors from Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Metro, Inc. September 30, 2006 Consolidated Financial Statements, as filed herein

*	Filed with this 10-K

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Stockholders and Board of Directors
of The Great Atlantic & Pacific Tea Company, Inc.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated April 24, 2007 appearing in the Fiscal 2006 Annual Report to Stockholders of The Great Atlantic & Pacific Tea Company, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
Florham Park, New Jersey
April 24, 2007

Schedule II
The Great Atlantic & Pacific Tea Company, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended February 26, 2005, February 25, 2006, and February 24, 2007
(in thousands)

		Additions	Additions
Allowance for		Charged to	Charged to
Bad Debts for	Beginning	Costs &	Other			Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions (1)	Adjustments (2)	Exchange	Balance
Feb. 26, 2005	6,316	(1,745)	—	1,072	—	70	5,713
Feb. 25, 2006	5,713	3,913	—	(159)	(2,461)	36	7,042
Feb. 24, 2007	7,042	(1,072)	—	(1,456)	—	—	4,514

		Additions	Additions
Stock Loss		Charged to	Charged to
Reserve for	Beginning	Costs &	Other			Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions	Adjustments (2)	Exchange	Balance
Feb. 26, 2005	6,792	3,016	—	—	—	81	9,889
Feb. 25, 2006	9,889	5,437	—	—	(1,441)	48	13,933
Feb. 24, 2007	13,933	(1,171)	—	—	—	—	12,762

Deferred Tax		Additions	Additions
Valuation		Charged to	Charged to
Allowance for	Beginning	Costs &	Other		Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions (3)	Exchange	Balance
Feb. 26, 2005	229,177	89,632	—	—	—	318,809
Feb. 25, 2006	318,809	18,652	—	(260,441)	—	77,020
Feb. 24, 2007	77,020	19,130	—	(21,795)	—	74,355

(1)	Deductions to Allowance for Bad Debts represent write-offs of accounts receivable balances.

(2)	We sold our Canadian operations on August 13, 2005 and as a result, the Canadian balances are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006.

(3)	For the year ended February 25, 2006, deductions to the Deferred Tax Valuation Allowance represent utilization of net operating loss carryforwards as a result of the sale of our Canadian operations. For the year ended February 24, 2007, deductions to the Deferred Tax Valuation Allowance represent several reclassifications to various balance sheet items.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Great Atlantic & Pacific Tea Company, Inc. (registrant)
Date: April 25, 2007	By:	/s/ Brenda M. Galgano
Brenda M. Galgano, Senior Vice President,
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub Christian W.E. Haub	Executive Chairman	Date: April 25, 2007

/s/ Eric Claus Eric Claus	President and Chief Executive Officer	Date: April 25, 2007

/s/ Brenda M. Galgano Brenda M. Galgano	Senior Vice President, Chief Financial Officer	Date: April 25, 2007

/s/ Melissa E. Sungela Melissa E. Sungela	Vice President, Corporate Controller	Date: April 25, 2007

/s/ John D. Barline John D. Barline	Director	Date: April 25, 2007

/s/ Jens-Jürgen Böckel Jens-Jürgen Böckel	Director	Date: April 25, 2007

/s/ Bobbie A. Gaunt Bobbie A. Gaunt	Director	Date: April 25, 2007

/s/ Dan P. Kourkoumelis Dan P. Kourkoumelis	Director	Date: April 25, 2007

/s/ Edward Lewis Edward Lewis	Director	Date: April 25, 2007

/s/ Maureen B. Tart-Bezer Maureen B. Tart-Bezer	Director	Date: April 25, 2007