Form 10-Q/A
period 2007-06-21
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2007-06-25
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission file number: 1-4141

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-1890974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2 Paragon Drive
Montvale, New Jersey 07645
(Address of principal executive offices) (Zip Code)
(201) 573-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of October 11, 2005, the registrant had a total of 40,838,237 shares of common stock - $1 par value outstanding.

Explanatory Note

The Great Atlantic & Pacific Tea Company, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 10, 2005 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission Staff regarding a confidential treatment application the Company made for certain portions of Exhibits 10.38 and 10.39 to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6(a) to re-file such exhibits.  The re-filed exhibits disclose portions that had previously been redacted pursuant to the Company’s application for confidential treatment.  This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.  No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith.  Confidential treatment has been requested for the redacted portions of Exhibits 10.38 and 10.39 filed with this Amendment No. 1 to the Form 10-Q pursuant to an application for confidential treatment made under Rule 24-b2 under the Securities Exchange Act of 1934. Complete copies of these agreements, including the redacted portions, have been and filed separately with the Securities and Exchange Commission.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit                      Description

2.1
Stock Purchase Agreement, dated as of July 19, 2005, by and among the Company, A&P Luxembourg S.a.r.l., Metro Inc. and 4296711 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on July 22, 2005).

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

4.5
Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

4.6
Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank). (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

10.1
Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005)

10.2
Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001) (“Costantini Agreement”)

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

10.8
Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002) (“Jueptner Agreement”)

10.9	Amendment to Jueptner Agreement dated November 10, 2004 (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on May 10, 2005)

10.10	Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

10.11
Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002) (“Metzger Agreement”)

10.12	Amendment to John E. Metzger Agreement dated September 13, 2004 (incorporated herein by reference to Exhibit 10.11 to Form 10-K filed on May 10, 2005)

10.13	Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on May 10, 2005)

10.14
Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

10.15
Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003) (“Piwek Agreement”)

10.16	Amendment to Brian Piwek Agreement dated February 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on May 10, 2005)

10.17
Employment Agreement, made and entered into as of the 12th of September 2005, by and between our Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

10.18
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

10.30
Credit Agreement dated as of February 23, 2001, among our Company, The Great Atlantic & Pacific Company of Canada, Limited and the other Borrowers party hereto and the Lenders party hereto, The Chase Manhattan Bank, as U.S. Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent (“Credit Agreement”) (incorporated herein by reference to Exhibit 10 to Form 10-K filed on May 23, 2001)

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

10.40
Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited (“A&P Canada”) and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on October 18, 2005)

10.41
Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

10.42
Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank (incorporated herein by reference to Exhibit 10.42 to Form 10-Q filed on October 18, 2005)

14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to Form 10-K filed on May 21, 2004)

18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

23	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23 to Form 10-K filed on May 10, 2005)

31.1	Certification of the Chief Executive Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to Form 10-Q filed on October 18, 2005)

31.2	Certification of the Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to Form 10-Q filed on October 18, 2005)

32
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32 to Form 10-Q filed on October 18, 2005)

*
Filed with this Form 10-Q.  These re-filed exhibits disclose portions that had previously been redacted from the respective exhibits filed with the registrant’s Form 10-Q filed on October 18, 2005).  Confidential treatment has been requested for the redacted portions of these agreements pursuant to an application for confidential treatment made under Rule 24-b2 under the Securities Exchange Act of 1934. Complete copies of these agreements, including the redacted portions, have been and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

	By:	/s/ Melissa E. Sungela

	Name:	Melissa E. Sungela
	Title:	Vice President, Corporate Controller (Chief Accounting Officer)

Date: June 25, 2007