Form 10-Q
period 2007-06-16
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2007-07-25
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 16, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

   LARGE ACCELERATED FILER [ ] ACCELERATED FILER [X] NON-ACCELERATED FILER [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

AS OF JULY 20, 2007 THE REGISTRANT HAD A TOTAL OF 41,918,030 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                           16 Weeks Ended
                                                   -----------------------------
                                                   June 16, 2007   June 17, 2006
                                                   -------------   -------------
Sales                                               $ 1,986,925     $ 1,994,428
Cost of merchandise sold                             (1,386,601)     (1,391,427)
                                                    -----------     -----------
Gross margin                                            600,324         603,001
Store operating, general and administrative
   expense                                             (714,519)       (613,885)
                                                    -----------     -----------
Loss from operations                                   (114,195)        (10,884)
Loss on sale of Canadian operations                        (281)           (326)
Gain on sale of shares of Metro, Inc.                    78,388              --
Interest expense                                        (21,419)        (21,371)
Interest and dividend income                              4,666           4,503
Equity in earnings of Metro, Inc.                         7,869           7,947
                                                    -----------     -----------
Loss from continuing operations before income
   taxes                                                (44,972)        (20,131)
Benefit from income taxes                                18,830          11,492
                                                    -----------     -----------
   Loss from continuing operations                      (26,142)         (8,639)
Discontinued operations:
   (Loss) income from operations of discontinued
      businesses, net of tax benefit of $0 for
      the 16 weeks ended June 16, 2007 and net
      of tax provision of $1,839 for the 16
      weeks ended June 17, 2006                          (1,829)          2,540
   Loss on disposal of discontinued operations,
      net of tax benefit of $0 and $7 for the 16
      weeks ended June 16, 2007 and June 17,
      2006, respectively                                (15,192)            (10)
                                                    -----------     -----------
      (Loss) income from discontinued operations        (17,021)          2,530
                                                    -----------     -----------
Net loss                                            $   (43,163)    $    (6,109)
                                                    ===========     ===========
Net (loss) income per share - basic and diluted:
   Continuing operations                            $     (0.62)    $     (0.21)
   Discontinued operations                                (0.41)           0.06
                                                    -----------     -----------
      Net loss per share - basic and diluted        $     (1.03)    $     (0.15)
                                                    ===========     ===========
Weighted average number of common shares
   outstanding                                       41,801,381      41,280,600
Common stock equivalents                                458,456         558,704
                                                    -----------     -----------
Weighted average number of common and common
   equivalent shares outstanding                     42,259,837      41,839,304
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

                                         Common Stock       Additional               Accumulated Other       Total
                                     --------------------    Paid-in      Retained     Comprehensive     Stockholders'
                                       Shares      Amount    Capital      Earnings         Income            Equity
                                     ----------   -------   ----------   ---------   -----------------   -------------
16 WEEK PERIOD ENDED JUNE 16, 2007
Balance at February 24, 2007,
   as previously reported            41,589,195   $41,589    $212,868    $ 153,325        $ 22,888         $ 430,670
Cumulative impact of
   the adoption of FIN 48                                                   24,421                            24,421
                                     ----------   -------    --------    ---------        --------         ---------
Balance at beginning of period,
   as adjusted                       41,589,195    41,589     212,868      177,746          22,888           455,091
Net loss                                                                   (43,163)                          (43,163)
Other comprehensive income                                                                 137,408           137,408
Stock options exercised                 324,431       325       5,299                                          5,624
Tax benefit on stock options                                    1,701                                          1,701
Other share based awards                                        2,821                                          2,821
                                     ----------   -------    --------    ---------        --------         ---------
Balance at end of period             41,913,626   $41,914    $222,689    $ 134,583        $160,296         $ 559,482
                                     ==========   =======    ========    =========        ========         =========
16 WEEK PERIOD ENDED JUNE 17, 2006
Balance at beginning of period       41,148,987   $41,149    $497,193    $ 126,432        $  6,953         $ 671,727
Net loss                                                                    (6,109)                           (6,109)
Other comprehensive income                                                                  11,415            11,415
Cash dividends on common stock -
   $7.25 per share                                           (299,089)                                      (299,089)
Stock options exercised                 295,298       295       4,307                                          4,602
Other share based awards                                        3,337                                          3,337
                                     ----------   -------    --------    ---------        --------         ---------
Balance at end of period             41,444,285   $41,444    $205,748    $ 120,323        $ 18,368         $ 385,883
                                     ==========   =======    ========    =========        ========         =========

COMPREHENSIVE INCOME (LOSS)

                                                           16 Weeks Ended
                                                    ----------------------------
                                                    June 16, 2007  June 17, 2006
                                                    -------------  -------------
Net loss                                              $(43,163)       $(6,109)
                                                      --------        -------
Foreign currency translation adjustment                 16,045         11,529
Net unrealized gain on investment securities, net
   of tax                                              121,740             --
Net unrealized gain (loss) on marketable
   securities, net of tax                                   22           (114)
Pension and other post-retirement benefits, net
   of tax                                                 (399)            --
                                                      --------        -------
Other comprehensive income, net of tax                 137,408         11,415
                                                      --------        -------
Total comprehensive income                            $ 94,245        $ 5,306
                                                      ========        =======

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                 Net           Net          Pension
                                             Unrealized     Unrealized      & Other     Accumulated
                                 Foreign       Gain on    (Loss) Income      Post-         Other
                                 Currency    Investment   on Marketable   retirement   Comprehensive
                               Translation   Securities     Securities     Benefits        Income
                               -----------   ----------   -------------   ----------   -------------
Balance at February 24, 2007     $ 9,710      $     --       $   (22)      $13,200        $ 22,888
Current period change             16,045       121,740            22          (399)        137,408
                                 -------      --------       -------       -------        --------
Balance at June 16, 2007         $25,755      $121,740       $    --       $12,801        $160,296
                                 =======      ========       =======       =======        ========
Balance at February 25, 2006     $12,874      $     --       $(1,015)      $(4,906)       $  6,953
Current period change             11,529            --          (114)           --          11,415
                                 -------      --------       -------       -------        --------
Balance at June 17, 2006         $24,403      $     --       $(1,129)      $(4,906)       $ 18,368
                                 =======      ========       =======       =======        ========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                                       February 24,
                                                                       June 16, 2007       2007
                                                                       -------------   ------------
                                                                        (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                          $   94,202     $   86,194
      Restricted cash                                                       194,087         51,176
      Restricted marketable securities                                           --         20,335
      Accounts receivable, net of allowance for doubtful accounts of
         $4,796 and $4,514 at June 16, 2007 and February 24, 2007,
         respectively                                                        89,225        117,082
      Inventories                                                           314,787        411,370
      Prepaid expenses and other current assets                              87,582         62,751
      Assets held for sale                                                  164,450             --
                                                                         ----------     ----------
            Total current assets                                           944,333         748,908
                                                                         ----------     ----------
Non-current assets:
      Property:
         Property owned                                                     771,510        919,322
         Property leased under capital leases, net                           14,148         20,676
                                                                         ----------     ----------
      Property - net                                                        785,658        939,998
      Investment in Metro, Inc.                                             411,253             --
      Equity investment in Metro, Inc.                                           --        368,871
      Other assets                                                          166,643         53,846
                                                                         ----------     ----------
Total assets                                                             $2,307,887     $2,111,623
                                                                         ==========     ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                  $       89     $   32,069
      Current portion of obligations under capital leases                     1,571          1,554
      Accounts payable                                                      181,366        197,500
      Book overdrafts                                                        33,331         31,833
      Accrued salaries, wages and benefits                                  119,678        115,719
      Accrued taxes                                                          39,241         34,452
      Other accruals                                                        138,426        145,264
                                                                         ----------     ----------
   Total current liabilities                                                513,702        558,391
                                                                         ----------     ----------
Non-current liabilities:
      Long-term debt                                                        254,183        284,214
      Long-term obligations under capital leases                             29,491         29,938
      Long-term real estate liabilities                                     302,997        300,832
      Other non-current liabilities                                         648,032        507,578
                                                                         ----------     ----------
         Total liabilities                                                1,748,405      1,680,953
                                                                         ----------     ----------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares;
         issued - none                                                           --             --
      Common stock--$1 par value; authorized - 80,000,000 shares;
         issued and outstanding - 41,913,626 and 41,589,195 shares
         at June 16, 2007 and February 24, 2007, respectively                41,914         41,589
      Additional paid-in capital                                            222,689        212,868
      Accumulated other comprehensive income                                160,296         22,888
      Retained earnings                                                     134,583        153,325
                                                                         ----------     ----------
Total stockholders' equity                                                  559,482        430,670
                                                                         ----------     ----------
Total liabilities and stockholders' equity                               $2,307,887     $2,111,623
                                                                         ==========     ==========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              16 Weeks Ended
                                                                      -----------------------------
                                                                      June 16, 2007   June 17, 2006
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (43,163)      $  (6,109)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
      Asset disposition initiatives                                       105,560           7,251
      Depreciation and amortization                                        56,349          54,947
      Income tax benefit                                                  (21,978)        (11,300)
      Loss (gain) on disposal of owned property and write-down of
         property, net                                                      1,161          (9,693)
      Loss on disposal of discontinued operations                          15,192              10
      Other property impairments                                              451           1,221
      Loss on sale of Canadian operations                                     281             326
      Other share based awards                                              2,821           3,337
      Equity in earnings of Metro, Inc.                                    (7,869)         (7,947)
      Proceeds from dividends from Metro, Inc.                                 --           1,702
      Gain on sale of shares of Metro, Inc.                               (78,388)             --
Other changes in assets and liabilities:
      Decrease in receivables                                              27,880          44,021
      Decrease in inventories                                              24,099           3,866
      Increase in prepaid expenses and other current assets                (7,244)         (4,058)
      Increase in other assets                                            (11,446)         (2,620)
      (Decrease) increase in accounts payable                             (11,933)          1,766
      Decrease in accrued salaries, wages and benefits, and taxes         (16,239)        (19,387)
      Decrease in other accruals                                           (6,842)        (47,337)
      Decrease in other non-current liabilities                              (809)        (14,220)
      Other operating activities, net                                        (252)          1,456
                                                                        ---------       ---------
Net cash provided by (used in) operating activities                        27,631          (2,768)
                                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                              (50,916)        (68,129)
   Proceeds from disposal of property                                       3,070          10,384
   Disposal related expenditures for sale of Canadian operations             (281)           (326)
   (Increase) decrease in restricted cash                                (142,911)         76,827
   Proceeds from the sale of shares of Metro, Inc.                        203,492              --
   Purchases of marketable securities                                          --        (148,700)
   Proceeds from maturities of marketable securities                       20,446         219,404
                                                                        ---------       ---------
Net cash provided by investing activities                                  32,900          89,460
                                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                               295,100         288,300
   Principal payments on revolving lines of credit                       (325,100)       (217,800)
   Principal payments on long-term borrowings                             (31,933)            (26)
   Long-term real estate liabilities                                        2,165            (920)
   Principal payments on capital leases                                    (1,549)         (1,974)
   Tax benefit on stock options                                             1,701              --
   Increase in book overdrafts                                              1,498           7,612
   Deferred financing fees                                                    (36)            (75)
   Dividends paid                                                              --        (299,089)
   Proceeds from stock options exercised                                    5,624           4,602
                                                                        ---------       ---------
Net cash used in financing activities                                     (52,530)       (219,370)
   Effect of exchange rate changes on cash and cash equivalents                 7             110
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                        8,008        (132,568)
Cash and cash equivalents at beginning of period                           86,194         229,589
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  94,202       $  97,021
                                                                        =========       =========
SUPPLEMENTAL DISCOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                  $   7,531       $   6,868
                                                                        =========       =========
Cash paid during the year for income taxes                              $   1,608       $   2,556
                                                                        =========       =========

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows for the 16 weeks ended June 16, 2007 and June 17, 2006, and the Consolidated Balance Sheets at June 16, 2007 and February 24, 2007 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," or "Our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Our Company used the equity method of accounting for our investment in Metro, Inc. through March 13, 2007 as we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. However, as a result of the sale of 6,350,000 shares of our holdings in Metro, Inc. on March 13, 2007, our Company currently records our investment in Metro, Inc. under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We classify our investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at June 16, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted these requirements as of February 25, 2007.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to Note 13 - Income Taxes for further discussion.

In October 2004, the government passed the Homeland Investment Act which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced rate. This was achieved by permitting a one time 85% dividends received deduction. Our Company completed the sale of our Canadian subsidiary to Metro, Inc. during fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, the balance sheet is and will be grossed-up to reflect liabilities for uncertain tax positions and deferred tax assets for net operating losses in accordance with FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements of SFAS 158 as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ended February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. We are currently evaluating which of the two transition methods to use and when we will adopt the change in measurement date. Refer to Note 11 - Retirement Plans and Benefits for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 (our year ended February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

3. DEFINITIVE MERGER AGREEMENT WITH PATHMARK STORES, INC.

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. For further details surrounding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

Under the terms of the transaction, The Tengelmann Group, currently A&P's majority shareholder will remain the largest single shareholder of the combined entity. Christian Haub, Executive Chairman of A&P, will continue as Executive Chairman of the combined company; Eric Claus, President and CEO of A&P, will also maintain the same position in the combined company.

Pathmark shareholders will receive $9.00 in cash and 0.12963 shares of A&P stock for each Pathmark share. As a result, Pathmark shareholders, including its largest investor, The Yucaipa Companies LLC ("Yucaipa Companies"), will receive a stake in the combined companies.

The boards of both A&P and Pathmark have unanimously approved the transaction. Both Yucaipa Companies and Tengelmann have entered into voting agreements to support the transaction. This transaction is expected to be completed during the second half of our fiscal year 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions.

4. ASSETS HELD FOR SALE

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on several additional locations. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we estimate that we will record occupancy costs in excess of $50 million in the second quarter of fiscal 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, this estimate may vary.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. There is no guarantee that these stores will be sold and we do not intend to dispose of these assets unless the terms and conditions are reasonable to our Company, shareholders and our employees. In connection with this potential sale, it is possible that liabilities may be recorded in the near term.

Expected proceeds for the both of these divestitures are estimated to be in the range of $160 million to $180 million.

Upon the decision to pursue selling these stores, we applied the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these businesses. SFAS 144 requires that once properties are identified as held for sale, they are no longer depreciated, valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell, and reclassified as a current asset to "Assets held for sale" on our Consolidated Balance Sheets. As of our balance sheet date, the criteria set forth by SFAS 144 to reclassify these assets as properties held for sale had been met for a majority of the stores in the Midwest and all stores in the Greater New Orleans area. These assets, including inventory relating to these properties held for sale, have been aggregated and presented on the Consolidated Balance Sheet as "Assets held for sale" at June 16, 2007. In addition, in accordance with SFAS 144, the criteria necessary to classify these operations as discontinued have been satisfied for the Greater New Orleans area only and reclassified as such in our Consolidated Statements of Operations for the 16 weeks ended June 16, 2007 and June 17, 2006. The Midwest has not been classified as discontinued due to our Company's continuing involvement in the operations of this business as of June 16, 2007. Refer to Note 8 - Discontinued Operations for further discussion.

In applying the provisions of SFAS 144, we estimated the assets' fair market value based upon expected proceeds less costs to sell and recorded impairment losses on the property, plant and equipment of $52.8 million, of which $15.3 million is included in "Loss on disposal of discontinued businesses, net of tax" and $37.5 million is included in "Store operating, general and administrative expense" on our Consolidated Statements of Operations for first quarter ended June 16, 2007.

An analysis of Assets held for sale at June 16, 2007 is as follows:

Inventories           $ 67,575
Property owned, net     96,875
                      --------
                      $164,450
                      ========

5. INVESTMENT IN METRO, INC.

On March 13, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold 6,350,000 shares of our holdings in Metro, Inc. for proceeds of approximately $203.5 million resulting in a net gain of $78.4 million. Of the total proceeds received, $190.4 million are being held as restricted cash to collateralize our outstanding letters of credit. After the sale, our Company continues to hold 11,726,645 Class A subordinate shares of Metro, Inc, representing approximately 10.18% of the outstanding shares of Metro, Inc. as of its first quarter ended March 17, 2007.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company records our investment in Metro, Inc. under SFAS 115 and classifies our investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at June 16, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. Previous to March 13, 2007, we used the equity method of accounting to account for our investment in Metro, Inc. on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement.

The following table summarizes the status and results of our Company's investment in Metro, Inc. from February 24, 2007 through June 16, 2007:

Equity investment at February 24, 2007   $ 368,871
Equity earnings in Metro, Inc.               7,869
                                         ---------
Equity investment at March 13, 2007        376,740
Sale of shares of Metro, Inc.             (128,298)
Unrealized gain on investment              140,793
Foreign currency translation                22,018
                                         ---------
Investment at June 16, 2007              $ 411,253
                                         =========

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the first quarter ended June 16, 2007 and June 17, 2006, we recorded $7.9 million and $7.9 million, respectively, in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the first quarter ended June 16, 2007.

Metro, Inc.'s summarized financial information, derived from its unaudited second quarter ended March 17, 2007 and March 11, 2006 financial statements, is as follows (in millions):

                                       12 Weeks Ended   12 Weeks Ended
                                       March 17, 2007   March 11, 2006
                                       --------------   --------------
Income statement:
Net sales                                 $2,096.5         $2,129.9
                                          ========         ========
Cost of sales and operating expenses      $1,967.1         $2,003.6
                                          ========         ========
Net income                                $   55.0         $   50.3
                                          ========         ========

6. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND AVAILABLE-FOR-SALE SECURITIES

At June 16, 2007 and February 24, 2007, we had $194.1 million and $51.2 million, respectively, in restricted cash of which $190.4 million and $47.6 million, respectively, was held in a money market fund, and can only be used as collateral for our Letter of Credit Agreement that we entered into during fiscal 2005. The remaining $3.7 million and $3.6 million, respectively, represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

Effective March 13, 2007, in accordance with FAS 115, we record changes in the fair value of Metro, Inc. as unrealized gains or losses, net of tax, as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets based on the close price of Metro, Inc. at the end of our reporting period.

The following is a summary of cash, cash equivalents, restricted cash and available-for-sale securities at June 16, 2007 and February 24, 2007:

                                                                At June 16, 2007
                                                -----------------------------------------------
                                                               Gross        Gross     Estimated
                                                Amortized   Unrealized   Unrealized     Fair
                                                  Costs        Gains       Losses       Value
                                                ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                             $ 83,620    $     --        $--       $ 83,620
Cash equivalents:
   Money market funds                               5,083          --         --          5,083
   Commercial paper                                 5,499          --         --          5,499
                                                 --------    --------        ---       --------
   Total cash equivalents                          10,582          --         --         10,582
                                                 --------    --------        ---       --------
Total cash and cash equivalents                    94,202          --         --         94,202
                                                 --------    --------        ---       --------
Restricted cash                                   194,087          --         --        194,087
Available-for-sale securities:
   Investment in Metro, Inc.                      270,460     140,793         --        411,253
                                                 --------    --------        ---       --------
Total cash, cash equivalents, restricted cash
   and available-for-sale securities             $558,749    $140,793        $--       $699,542
                                                 ========    ========        ===       ========

                                                              At February 24, 2007
                                                -----------------------------------------------
                                                               Gross        Gross     Estimated
                                                Amortized   Unrealized   Unrealized     Fair
                                                  Costs        Gains       Losses       Value
                                                ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                             $ 81,137       $--         $ --       $ 81,137
Cash equivalents:
   Money market funds                               5,057        --           --          5,057
                                                 --------       ---         ----       --------
Total cash and cash equivalents                    86,194        --           --         86,194
                                                 --------       ---         ----       --------
Restricted cash                                    51,176        --           --         51,176
Available-for-sale securities:
   Corporate bonds                                 20,357        --          (22)        20,335
                                                 --------       ---         ----       --------
Total cash, cash equivalents, restricted cash
   and available-for-sale securities             $157,727       $--         $(22)      $157,705
                                                 ========       ===         ====       ========

SECURITIES AVAILABLE-FOR-SALE:
   Maturing within one year                      $ 20,357                              $ 20,335
                                                 ========                              ========
   Maturing greater than one year                $     --                              $     --
                                                 ========                              ========

The following table provides the breakdown of the investments with unrealized losses at February 24, 2007:

                                          February 24, 2007
                  -----------------------------------------------------------------
                   Less than 12 Months   12 Months or Longer           Total
                  --------------------   -------------------   --------------------
                               Gross                 Gross                  Gross
                    Fair    Unrealized    Fair    Unrealized     Fair    Unrealized
                   Value      Losses      Value     Losses      Value      Losses
                  -------   ----------    -----   ----------   -------   ----------
Corporate bonds   $20,335      $(22)       $--        $--      $20,335      $(22)

Corporate bonds: Our unrealized losses on investments in corporate bonds were caused by interest rate increases by the Federal Reserve. The contractual terms of those investments did not permit the issuer to settle the security at a price less than the amortized cost of the investment. We did not believe it was probable that we would be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it was expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because we had the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at February 24, 2007.

Gross realized gains or losses on sales of investments were $78.5 million and $0.05 million for the 16 weeks ended June 16, 2007 and June 17, 2006, respectively.

7. VALUATION OF LONG-LIVED ASSETS

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

During the 16 weeks ended June 16, 2007 and June 17, 2006, we recorded impairment losses on long-lived assets of $53.3 million and $2.3 million, respectively, as follows:

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 16, 2007 and June 17, 2006, we recorded impairment losses on property, plant and equipment of $0.5 million and $1.2 million, respectively, related to stores that were or will be closed or converted in the normal course of business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our Asset Disposition Initiatives

During the 16 weeks ended June 16, 2007 and June 17, 2006, we recorded impairment losses on property, plant and equipment of $37.5 million and $1.1 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in Note 9 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our exit of stores in the Greater New Orleans Area

During the 16 weeks ended June 16, 2007, we recorded impairment losses of $15.3 million related to the potential sale of our non-core stores in the Greater New Orleans area as a result of our exit of the Greater New Orleans market as discussed in Note 4 - Assets held for sale and Note 8 - Discontinued Operations. This amount was included in our Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations, net of tax".

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

8. DISCONTINUED OPERATIONS

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area. There is no guarantee that these stores will be sold and we do not intend to dispose of these assets unless the terms and conditions are reasonable to our Company, shareholders and our employees. In connection with this potential sale, it is possible that liabilities may be recorded in the near term.

As of our balance sheet date, the criteria set forth by SFAS 144 to reclassify these assets as properties held for sale had been met for our non-core stores in the Greater New Orleans area. These assets, including inventory relating to these properties held for sale, have been aggregated and presented on the Consolidated Balance Sheet as "Assets held for sale" at June 16, 2007.

We have accounted for this separate business component as discontinued operations in accordance with SFAS 144 in our Consolidated Statements of Operations for the 16 weeks ended June 16, 2007 and June 17, 2006. In determining whether a store or group of stores qualifies as discontinued operations treatment, we include only those stores for which (i.) the operations and cash flows will be eliminated from our ongoing operations as a result of the disposal and (ii.) we will not have any significant continuing involvement in the operations of the stores after the disposal. In making this determination, we consider the geographic location of the stores. If stores to be disposed of are replaced by other stores in the same geographic district, we would not include the stores as discontinued operations.

In applying the provisions of SFAS 144, we estimated the assets' fair market value based upon expected proceeds less costs to sell and recorded impairment losses on the property, plant and equipment of $15.3 million, which is included in "Loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations for first quarter ended June 16, 2007.

During fiscal 2003, we adopted a formal plan to exit the New England and Wisconsin markets through the sale and/or disposal of these assets.

In February 2003, we announced the sale of a portion of our non-core assets, including nine of our stores in northern New England and seven stores in Madison, Wisconsin. In March 2003, we entered into an agreement to sell an additional eight stores in northern New England.

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "(Loss) income from operations of discontinued businesses, net of tax" and "Loss on disposal of discontinued operations, net of tax" for the 16 weeks ended June 16, 2007 and June 17, 2006.

                                                  16 weeks ended June 16, 2007
                                         ---------------------------------------------
                                          Greater
                                            New        Northern
                                          Orleans    New England    Kohl's     Total
                                         ---------   -----------   -------   ---------
LOSS FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 114,571       $--       $    --   $ 114,571
Operating expenses                        (115,072)       --        (1,328)   (116,400)
                                         ---------       ---       -------   ---------
Loss from operations of
   discontinued businesses, before tax        (501)       --        (1,328)     (1,829)
                                         ---------       ---       -------   ---------
Tax benefit                                     --        --            --          --
                                         ---------       ---       -------   ---------
Loss from operations of
   discontinued businesses,
   net of tax                            $    (501)      $--       $(1,328)  $  (1,829)
                                         =========       ===       =======   =========
DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Severance and benefits                   $    (403)      $--       $    --   $    (403)
Non-accruable closing costs                     (7)       --            --   $      (7)
Occupancy related costs                       (738)       --        (1,232)     (1,970)
Gain on sale of pharmacy scripts               375        --            --         375
Interest accretion on present value
   of future occupancy costs                  (279)       --           (96)       (375)
                                         ---------       ---       -------   ---------
Total disposal related costs             $  (1,052)      $--       $(1,328)  $  (2,380)
                                         =========       ===       =======   =========

(LOSS) GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Property impairments                     $ (15,271)      $--       $    --   $ (15,271)
Gain on sale of fixed assets                    79        --            --          79
                                         ---------       ---       -------   ---------
Loss on disposal  of discontinued
   business, before tax                    (15,192)       --            --     (15,192)
                                         ---------       ---       -------   ---------
Tax benefit                                     --        --            --          --
                                         ---------       ---       -------   ---------
Loss on disposal of discontinued
   operations, net of tax                $ (15,192)      $--       $    --   $ (15,192)
                                         =========       ===       =======   =========

                                                  16 weeks ended June 17, 2006
                                         ---------------------------------------------
                                          Greater
                                            New        Northern
                                          Orleans    New England    Kohl's     Total
                                         ---------   -----------   -------   ---------
INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 132,468      $ --        $  --    $ 132,468
Operating expenses                        (127,406)      (14)        (669)    (128,089)
                                         ---------      ----        -----    ---------
Gain (loss) from operations of
   discontinued business, before tax         5,062       (14)        (669)       4,379
                                         ---------      ----        -----    ---------
Tax (provision) benefit                     (2,126)        6          281       (1,839)
                                         ---------      ----        -----    ---------
Income (loss) from operations of
   discontinued business, net of tax     $   2,936      $ (8)       $(388)   $   2,540
                                         =========      ====        =====    =========
DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Non-accruable closing costs              $    (158)     $(14)       $   4    $    (168)
Occupancy related costs                        (86)       --         (541)        (627)
Interest accretion on present value
   of future occupancy costs                  (394)       --         (132)        (526)
                                         ---------      ----        -----    ---------
Total disposal related costs             $    (638)     $(14)       $(669)   $  (1,321)
                                         =========      ====        =====    =========

LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Loss on sale of fixed assets             $     (17)     $ --        $  --    $     (17)
                                         ---------      ----        -----    ---------
Loss on disposal of discontinued
   operations, before tax                      (17)       --           --          (17)
                                         ---------      ----        -----    ---------
Tax benefit                                      7        --           --            7
                                         ---------      ----        -----    ---------
Loss on disposal of discontinued
   operations, net of tax                $     (10)     $ --        $  --    $     (10)
                                         =========      ====        =====    =========

GREATER NEW ORLEANS

As previously stated, on May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area. There is no guarantee that these stores will be sold and we do not intend to dispose of these assets unless the terms and conditions are reasonable to our Company, shareholders and our employees. In connection with this potential sale, it is possible that liabilities may be recorded in the near term.

During the first quarter of fiscal 2007, we incurred disposal related costs for our operations in this region of $1.1 million related to severance and benefits and occupancy related costs partially offset by proceeds from the sale of pharmacy scripts. During the first quarter of fiscal 2006, we incurred disposal related costs for our operations in this region of $0.6 million related to occupancy related costs. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we incurred pre-tax costs for property impairments of $15.3 million and recorded a gain on the sale of fixed assets of $0.1 million for the first quarter of fiscal 2007 and a loss on the sale of fixed assets of $0.02 million, for the first quarter of fiscal 2006, which were included in "Loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity to date related to the charges recorded for these facilities.

                                  Severance
                                     and
                      Occupancy    Benefits   Total
                      ---------   ---------   -----
Original charge (1)      $--        $ 403     $ 403
   Utilization (2)        --         (126)     (126)
                         ---        -----     -----
Balance at
   June 16, 2007         $--        $ 277     $ 277
                         ===        =====     =====

(1) The original charge to severance and benefits during the first quarter of fiscal 2007 of $0.4 million related to individual severings.

(2) Severance and benefits utilization represents payments made to terminated employees during the period.

We paid $0.1 million of the total net severance and benefits charges from the time of the original charges through June 16, 2007. The remaining severance liability of $0.3 million relates to expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2008.

As of June 16, 2007, $0.3 million was included in "Accrued salaries, wages and benefits" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $0.3 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the severance and benefits and adjustments to the reserve balances may be recorded in the future, if necessary.

NORTHERN NEW ENGLAND

During the first quarter of fiscal 2006, we incurred additional costs to wind down our operations in this region subsequent to the sale of these stores of $0.01 million, primarily related to non-accruable closing costs, which were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. All disposition activities have been completed as of February 24, 2007.

KOHL'S MARKET

During the first quarter of fiscal 2007 and fiscal 2006, we recorded costs of $1.3 million and $0.7 million, respectively, primarily relating to additional occupancy related costs that were recorded due to changes in our estimation of such future costs as well as additional costs to wind down this business. These amounts were recorded in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 16 weeks ended June 16, 2007 and June 17, 2006.

The following table summarizes the reserve activity related to the exit of the Kohl's market over the last three fiscal years:

                                           Severance
                                              and       Fixed
                               Occupancy    Benefits   Assets    Total
                               ---------   ---------   ------   -------
Balance at February 28, 2004    $19,039     $ 4,834     $  --   $23,873
   Additions (1)                    688          52       602     1,342
   Utilization (2)               (1,918)     (2,201)     (602)   (4,721)
   Adjustments (3)                 (354)         --        --      (354)
                                -------     -------     -----   -------
Balance at February 26, 2005    $17,455     $ 2,685     $  --   $20,140
   Additions (1)                    562          44        --       606
   Utilization (2)               (3,235)     (2,128)       --    (5,363)
   Adjustments (3)               (4,299)        582        --    (3,717)
                                -------     -------     -----   -------
Balance at February 25, 2006    $10,483     $ 1,183     $  --   $11,666
   Additions (1)                    385           4        --       389
   Utilization (2)               (2,504)     (1,041)       --    (3,545)
   Adjustments (3)                 (416)       (146)       --      (562)
                                -------     -------     -----   -------
Balance at February 24, 2007    $ 7,948     $    --     $  --   $ 7,948
   Additions (1)                     96          --        --        96
   Utilization (2)                 (608)         --        --      (608)
   Adjustments (3)                1,232          --        --     1,232
                                -------     -------     -----   -------
Balance at June 16, 2007        $ 8,668     $    --     $  --   $ 8,668
                                =======     =======     =====   =======

(1) The fiscal 2004, fiscal 2005, fiscal 2006 and the first quarter of fiscal 2007 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. In fiscal 2004, the addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.

(2) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During fiscal 2006, we recorded adjustments for (i.) a reduction in vacancy related costs for our properties due to favorable results of terminating leases at certain locations of $0.7 million partially offset by changes in our estimation of such future costs of $0.3 million and (ii.) a reversal of previously accrued pension withdrawal payments of $0.1 million that were no longer required to be paid. During the first quarter of fiscal 2007, we recorded adjustments for additional vacancy related costs for our properties of $1.2 million due to changes in our estimation of such future costs.

We paid $13.6 million of the total occupancy charges from the time of the original charge through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $8.7 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.6 million of the total original severance and benefits charges from the time of the original charges through June 16, 2007, which resulted from the termination of approximately 2,000 employees. At June 16, 2007, there are no future obligations for severance and benefits.

At June 16, 2007 and February 24, 2007, $2.2 million and $2.3 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $6.5 million and $5.6 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets. We have evaluated the liability balance of $8.7 million as of June 16, 2007 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

9. ASSET DISPOSITION INITIATIVES

In fiscal 1998 and fiscal 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores including the exit of the Richmond, Virginia and Atlanta, Georgia markets (Project Great Renewal). In addition, during fiscal 2001, we announced that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) would be closed and/or sold, and certain administrative streamlining would take place (2001 Asset Disposition). During fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets (Midwest 2004). In fiscal 2005, we closed 35 stores in the Midwest (Midwest 2005). In fiscal 2005, we sold our U.S. distribution operations and some warehouse facilities to C&S Wholesale Grocers, Inc and subsequently closed those warehouses that were not included in the sale (U.S. Distribution Operations and Warehouses).

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on several additional locations. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we estimate that we will record occupancy costs in excess of $50 million in the second quarter of fiscal 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, this estimate may vary.

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 16 weeks ended June 16, 2007 and June 17, 2006. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                            16 weeks ended June 16, 2007
                                   ------------------------------------------------------------------------------
                                                               U.S.
                                                           Distribution
                                   Project      2001        Operations
                                    Great       Asset          and        Midwest   Midwest    Midwest
                                   Renewal   Disposition    Warehouses      2004      2005      2007       Total
                                   -------   -----------   ------------   -------   -------   --------   --------
BALANCE SHEET ACCRUALS
Vacancy                             $(351)      $(232)        $ (848)     $ (80)    $(1,383)  $     --   $ (2,894)
PV interest                           174         366             71        220       1,088         --      1,919
Severance                              --          --          1,485         --          --     23,501     24,986
Pension withdrawal                     --          --             --         --          --     43,007     43,007
                                    -----       -----         ------      -----     -------   --------   --------
Total accrued to balance
   sheet                             (177)        134            708        140        (295)    66,508     67,018
                                    -----       -----         ------      -----     -------   --------   --------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Property write-offs                    --          --             --         --          --     37,464     37,464
Inventory related costs                --          --             --         --          --      4,910      4,910
Lease termination costs                --          --             --         --          --        845        845
Gain on sale of pharmacy scripts       --          --             --         --          --     (2,656)    (2,656)
Loss (gain) on sale of property        --          --             98         --          --     (2,856)    (2,758)
Closing costs                          --          --             49         --          --         34         83
                                    -----       -----         ------      -----     -------   --------   --------
Total non-accruable items              --          --            147         --          --     37,741     37,888
                                    -----       -----         ------      -----     -------   --------   --------
      Less PV interest               (174)       (366)           (71)      (220)     (1,088)        --     (1,919)
                                    -----       -----         ------      -----     -------   --------   --------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF OPERATIONS
   EXCLUDING PV INTEREST             (351)       (232)           784        (80)     (1,383)   104,249    102,987
                                    -----       -----         ------      -----     -------   --------   --------
   Less gain on sale of
      pharmacy scripts                 --          --             --         --          --      2,656      2,656
   Less closing costs                  --          --            (49)        --          --        (34)       (83)
                                    -----       -----         ------      -----     -------   --------   --------
   TOTAL AMOUNT RECORDED ON
      STATEMENTS OF CASH FLOWS      $(351)      $(232)        $  735      $ (80)    $(1,383)  $106,871   $105,560
                                    =====       =====         ======      =====     =======   ========   ========

                                                      16 weeks ended June 17, 2006
                                   -------------------------------------------------------------------
                                                               U.S.
                                                           Distribution
                                   Project      2001        Operations
                                    Great       Asset          and        Midwest   Midwest
                                   Renewal   Disposition    Warehouses      2004      2005      Total
                                   -------   -----------   ------------   -------   -------   --------
BALANCE SHEET ACCRUALS
Vacancy                            $(1,165)     $4,433        $   873     $(3,021)  $ 5,040    $ 6,160
PV interest                            344         526             79         234     1,141      2,324
Severance                               --          --            541          --       (20)       521
                                   -------      ------        -------     -------   -------    -------
Total accrued to balance
   sheet                              (821)      4,959          1,493      (2,787)    6,161      9,005
                                   -------      ------        -------     -------   -------    -------
NON-ACCRUABLE ITEMS RECORDED ON
   STATEMENTS OF OPERATIONS
Property write-offs                     --          --          1,049          --        --      1,049
Inventory related costs                 --          --           (571)         --        --       (571)
Loss on sale of property                --          --             --          --        92         92
Closing costs                           --          --          1,919          --        69      1,988
                                   -------      ------        -------     -------   -------    -------
Total non-accruable items               --          --          2,397          --       161      2,558
                                   -------      ------        -------     -------   -------    -------
      Less PV interest                (344)       (526)           (79)       (234)   (1,141)    (2,324)
                                   -------      ------        -------     -------   -------    -------
TOTAL AMOUNT RECORDED ON
   STATEMENTS OF OPERATIONS
   EXCLUDING PV INTEREST            (1,165)      4,433          3,811      (3,021)    5,181      9,239
                                   -------      ------        -------     -------   -------    -------
   Less closing costs                   --          --         (1,919)         --       (69)    (1,988)
                                   -------      ------        -------     -------   -------    -------
   TOTAL AMOUNT RECORDED ON
      STATEMENTS OF CASH FLOWS     $(1,165)     $4,433        $ 1,892     $(3,021)  $ 5,112    $ 7,251
                                   =======      ======        =======     =======   =======    =======

PROJECT GREAT RENEWAL

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                Occupancy               Severance and Benefits                Total
                       ---------------------------   ---------------------------   ---------------------------
                         U.S.     Canada    Total     U.S.    Canada     Total       U.S.    Canada     Total
                       --------   ------   -------   ------   ------   ---------   -------   ------   --------
Balance at
   February 28, 2004   $31,472    $ 452    $31,924   $2,157     $--     $2,157     $33,629   $ 452    $ 34,081
Addition (1)             1,902       20      1,922       --      --         --       1,902      20       1,922
Utilization (2)         (5,410)    (222)    (5,632)    (497)     --       (497)     (5,907)   (222)     (6,129)
                       -------    -----    -------   ------     ---     ------     -------   -----    --------
Balance at
   February 26, 2005   $27,964    $ 250    $28,214   $1,660     $--     $1,660     $29,624   $ 250    $ 29,874
Addition (1)             1,541        7      1,548       --      --         --       1,541       7       1,548
Utilization (2)         (5,858)    (167)    (6,025)    (223)     --       (223)     (6,081)   (167)     (6,248)
Adjustments (3)         (3,648)     (90)    (3,738)      --      --         --      (3,648)    (90)     (3,738)
                       -------    -----    -------   ------     ---     ------     -------   -----    --------
Balance at
   February 25, 2006   $19,999    $  --    $19,999   $1,437     $--     $1,437     $21,436   $  --    $ 21,436
Addition (1)               894       --        894       --      --         --         894      --         894
Utilization (2)         (4,428)      --     (4,428)    (132)     --       (132)     (4,560)     --      (4,560)
Adjustments (3)         (5,429)      --     (5,429)     (95)     --        (95)     (5,524)     --      (5,524)
                       -------    -----    -------   ------     ---     ------     -------   -----    --------
Balance at
   February 24, 2007   $11,036    $  --    $11,036   $1,210     $--     $1,210     $12,246   $  --    $ 12,246
Addition (1)               174       --        174       --      --         --         174      --         174
Utilization (2)           (915)      --       (915)     (59)     --        (59)       (974)     --        (974)
Adjustments (3)           (351)      --       (351)      --      --         --        (351)     --        (351)
                       -------    -----    -------   ------     ---     ------     -------   -----    --------
Balance at
   June 16, 2007       $ 9,944    $  --    $ 9,944   $1,151     $--     $1,151     $11,095   $  --    $ 11,095
                       =======    =====    =======   ======     ===     ======     =======   =====    ========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that was opened in fiscal 2006. In addition, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $5.4 million due to lease terminations for two properties, assignment of one property and changes in our estimation of such future costs. We also recorded a decrease of $0.1 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the first quarter of fiscal 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.4 million due to changes in our estimation of such future costs.

We paid $109.7 million of the total occupancy charges from the time of the original charges through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.3 million of the total net severance charges from the time of the original charges through June 16, 2007, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $9.9 million relates to expected future payments under long term leases and is expected to be paid in full by 2015. The remaining severance liability of $1.2 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during either of the first quarters of fiscal 2007 or fiscal 2006.

At June 16, 2007 and February 24, 2007, approximately $2.9 million and $3.0 million, respectively, of the reserve was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $11.1 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                 Occupancy              Severance and Benefits                 Total
                       ----------------------------   --------------------------   ----------------------------
                         U.S.     Canada     Total      U.S.    Canada    Total      U.S.     Canada     Total
                       --------   ------   --------   -------   ------   -------   --------   ------   --------
Balance at
   February 28, 2004   $ 39,584   $ 375    $ 39,959   $ 2,311    $ 58    $ 2,369   $ 41,895   $ 433    $ 42,328
Addition (1)              2,449      --       2,449        --      --         --      2,449      --       2,449
Utilization (2)          (5,646)   (375)     (6,021)   (2,197)    (58)    (2,255)    (7,843)   (433)     (8,276)
Adjustments (3)          (4,488)     --      (4,488)       --      --         --     (4,488)     --      (4,488)
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 26, 2005   $ 31,899   $  --    $ 31,899   $   114    $ --    $   114   $ 32,013   $  --    $ 32,013
Addition (1)              2,170      --       2,170        --      --         --      2,170      --       2,170
Utilization (2)          (5,262)     --      (5,262)      (97)     --        (97)    (5,359)     --      (5,359)
Adjustments (3)          (2,089)     --      (2,089)       --      --         --     (2,089)     --      (2,089)
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 25, 2006   $ 26,718   $  --    $ 26,718   $    17    $ --    $    17   $ 26,735   $  --    $ 26,735
Addition (1)              1,444      --       1,444        --      --         --      1,444      --       1,444
Utilization (2)         (11,875)     --     (11,875)      (17)     --        (17)   (11,892)     --     (11,892)
Adjustments (3)           4,299      --       4,299        --      --         --      4,299      --       4,299
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 24, 2007   $ 20,586   $  --    $ 20,586   $    --    $ --    $    --   $ 20,586   $  --    $ 20,586
Addition (1)                366      --         366        --      --         --        366      --         366
Utilization (2)            (716)     --        (716)       --      --         --       (716)     --        (716)
Adjustments (3)            (232)     --        (232)       --      --         --       (232)     --        (232)
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   June 16, 2007       $ 20,004   $  --    $ 20,004   $    --    $ --    $    --   $ 20,004   $  --    $ 20,004
                       ========   =====    ========   =======    ====    =======   ========   =====    ========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. During fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for additional vacancy related costs of $4.3 million due to changes in our estimate to terminate certain leases and changes in our estimation of future costs. During the first quarter of fiscal 2007, we recorded adjustments for a reduction in vacancy related costs of $0.2 million due to changes in our estimation of such future costs.

We paid $57.0 million ($54.0 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through June 16, 2007, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $20.0 million primarily relates to expected future payments under long term leases through 2022. The severance liability has been fully utilized as of June 16, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the first quarters of fiscal 2007 or 2006.

At June 16, 2007 and February 24, 2007, approximately $2.8 million and $3.0 million of the reserve, respectively, was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $20.0 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

U.S DISTRIBUTION OPERATIONS AND WAREHOUSES

During fiscal 2005, our Company sold our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. On June 27, 2005, the definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, were finalized and signed. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the second quarter of fiscal 2005 and was completed during the fourth quarter of fiscal 2005.

The following table summarizes the activity to date related to the charges recorded for the closing of these facilities.

                                   Severance
                                      and
                       Occupancy    Benefits     Total
                       ---------   ---------   --------
Original charge (1)    $     --    $ 40,417    $ 40,417
   Additions (2)         15,420       7,296      22,716
   Utilization (3)         (337)    (43,597)    (43,934)
   Adjustments (4)           --        (493)       (493)
                       --------    --------    --------
Balance at
   February 25, 2006   $ 15,083    $  3,623    $ 18,706
   Additions (2)            244          32         276
   Utilization (3)      (12,075)     (2,780)    (14,855)
   Adjustment (4)         2,198           1       2,199
                       --------    --------    --------
Balance at
   February 24, 2007   $  5,450    $    876    $  6,326
   Additions (2)             71       1,485       1,556
   Utilization (3)         (348)       (424)       (772)
   Adjustment (4)          (848)         --        (848)
                       --------    --------    --------
Balance at
   June 16, 2007       $  4,325    $  1,937    $  6,262
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

(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during fiscal 2006 and the 16 weeks ended June 16, 2007 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additions to severance and benefits represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance and benefits utilization represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $2.2 million due to changes in our estimation of such future costs. During the first quarter of fiscal 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.8 million due to changes in our estimation of such future costs. We also recorded additions to severance and benefits of $1.5 million for health and welfare benefits for warehouse retirees.

We paid $12.8 million of the total occupancy charges from the time of the original charge through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $4.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. We paid $46.8 million of the total net severance and benefits charges from the time of the original charges through June 16, 2007. The remaining severance liability of $1.9 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2015.

As of June 16, 2007 and February 24, 2007, approximately $0.9 million and $1.7 million, respectively, of the liability was included in "Other Accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $6.3 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

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

MIDWEST 2004

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                            Severance
                                               and
                                Occupancy    Benefits     Total
                                ---------   ---------   -------
Balance at February 28, 2004    $ 19,962     $ 4,819    $ 24,781
   Addition (1)                      687          --         687
   Utilization (2)                (4,747)     (4,813)     (9,560)
                                --------     -------    --------
Balance at February 26, 2005    $ 15,902     $     6    $ 15,908
   Addition (1)                      710          --         710
   Utilization (2)                (2,738)         (6)     (2,744)
   Adjustment (3)                  4,376          --       4,376
                                --------     -------    --------
 Balance at February 25, 2006   $ 18,250     $    --    $ 18,250
   Addition (1)                      741          --         741
   Utilization (2)                (1,656)         --      (1,656)
   Adjustment (3)                 (3,021)         --      (3,021)
                                --------     -------    --------
Balance at February 24, 2007    $ 14,314     $    --    $ 14,314
   Addition (1)                      220          --         220
   Utilization (2)                  (298)         --        (298)
   Adjustment (3)                    (80)         --         (80)
                                --------     -------    --------
 Balance at June 16, 2007       $ 14,156     $    --    $ 14,156
                                ========     =======    ========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs. During the first quarter of fiscal 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.1 million due to changes in our estimation of such future costs.

We paid $10.5 million of the total occupancy charges from the time of the original charge through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $14.2 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through June 16, 2007, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the first quarters of fiscal 2007 or 2006.

At June 16, 2007 and February 24, 2007, approximately $1.3 million and $1.3 million, respectively, of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $14.2 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2005

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of June 16, 2007.

The following table summarizes the activity to date related to the charges recorded for these store closures:

                                           Severance
                                              and
                               Occupancy    Benefits     Total
                               ---------   ---------   ---------
Original charge (1)            $ 14,766     $ 1,337    $ 16,103
   Additions (2)                 75,259       1,373      76,632
   Utilization (3)               (9,538)     (2,439)    (11,977)
   Adjustment (4)                 9,153         (44)      9,109
                               --------     -------    --------
Balance at February 25, 2006   $ 89,640     $   227    $ 89,867
   Additions (2)                  3,567          --       3,567
   Utilization (3)              (14,065)       (211)    (14,276)
   Adjustment (4)                 3,969         (16)      3,953
                               --------     -------    --------
Balance at February 24, 2007   $ 83,111     $    --    $ 83,111
   Additions (2)                  1,088          --       1,088
   Utilization (3)               (4,469)         --      (4,469)
   Adjustment (4)                (1,383)         --      (1,383)
                               --------     -------    --------
Balance at  June 16, 2007      $ 78,347     $    --    $ 78,347
                               ========     =======    ========

(1) The original charge to occupancy during fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to close stores in the Midwest of $14.8 million. The original charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to store occupancy during fiscal 2006 and the first quarter 2007 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additional charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.05 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $4.0 million due to changes in our estimation of such future costs and changes to our estimate to terminate certain leases, partially offset by the favorable result of terminating a lease on one property. We also recorded a decrease of $0.02 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the first quarter of fiscal 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $1.4 million due to changes in our estimation of such future costs.

We paid $28.1 million of the total occupancy charges from the time of the original charge through June 16, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $78.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2025. We paid $2.6 million of the total net severance charges from the time of the original charges through June 16, 2007, which resulted from the termination of approximately 125 employees. The severance liability has been fully utilized as of June 16, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the first quarters of fiscal 2007 or 2006.

At June 16, 2007 and February 24, 2007, approximately $21.0 million and $22.4 million of the liability was included in "Other accruals" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $78.3 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2007

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on several additional locations. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we estimate that we will record occupancy costs in excess of $50 million in the second quarter of fiscal 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, this estimate may vary.

The following table summarizes the activity to date related to the charges recorded for the sale or closing of these facilities:

                                  Severance
                                     and
                      Occupancy    Benefits    Total
                      ---------   ---------   -------

Original charge (1)      $--       $66,508    $66,508
   Utilization (2)        --           (88)       (88)
                         ---       -------    -------
Balance at
   June 16, 2007         $--       $66,420    $66,420
                         ===       =======    =======

(1) The original charge to severance and benefits during the first quarter of fiscal 2007 of $66.5 million related to (i.) individual severings and retention incentives that were accrued as earned of $23.5 million as a result of the sale or closing of these facilities and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $43.0 million.

(2) Severance and benefits utilization represents payments made to terminated employees during the period.

We paid $0.1 million of the total net severance and benefits charges from the time of the original charges through June 16, 2007. The remaining severance and benefits liability of $66.4 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2024.

Included in the Statements of Consolidated Operations for the first quarters of fiscal 2007 and 2006 are the sales and operating results of the non-core stores that will be sold or closed from our Midwestern operations. The results of these operations are as follows:

                          16 Weeks Ended
                       --------------------
                        June 16,   June 17,
                         2007        2006
                       ---------   --------
Sales                  $307,756    $341,333
                       ========    ========
Loss from operations  $(107,821)   $ (2,908)
                       ========    ========

As of June 16, 2007 approximately $23.4 million of the liability was included in "Accrued salaries, wages and benefits" and the remaining amount was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of June 16, 2007 of $66.4 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the severance and benefits and pension withdrawal liabilities and adjustments to the reserve balances may be recorded in the future, if necessary.

10. SPECIAL ONE-TIME DIVIDEND

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheets at February 24, 2007. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

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

11. RETIREMENT PLANS AND BENEFITS

On February 24, 2007, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158") which required that we recognize the funded status of our defined benefit pension and other postretirement benefit plans as a net liability or asset on our balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. Minimum pension liabilities and related intangible assets were derecognized upon adoption. SFAS 158 also requires that beginning in our fiscal 2008, our assumptions used to measure our annual expenses be determined as of the balance sheet date (February 28, 2009), and all plan assets and liabilities to be reported as of that date.

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

                                                               For the 16 Weeks
                                                                    Ended
                                                             -------------------
                                                             June 16,   June 17,
                                                               2007       2006
                                                             --------   --------
Service cost                                                 $ 1,515    $ 1,625
Interest cost                                                  3,734      3,482
Expected return on plan assets                                (4,041)    (3,800)
Amortization of unrecognized net prior service cost (gain)        79        (55)
Amortization of unrecognized net loss                             30         50
Administrative expenses and other                                 --         78
                                                             -------    -------
   Net pension cost                                          $ 1,317    $ 1,380
                                                             =======    =======

CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 24, 2007, that we expected to contribute $5.6 million in cash to our defined benefit plans in fiscal 2007. As of June 16, 2007, we contributed approximately $1.5 million to our defined benefit plans. We plan to contribute approximately $4.1 million to our plans during the remainder of fiscal 2007.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for our postretirement benefits. The components of net postretirement benefits income were as follows:

                                          For the 16 Weeks
                                               Ended
                                        -------------------
                                        June 16,   June 17,
                                          2007       2006
                                        --------   -------
Service cost                              $ 100      $ 114
Interest cost                               324        362
Amortization of gain                       (140)       (69)
Prior service cost                         (415)      (414)
                                          -----      -----
   Net postretirement benefits income     $(131)     $  (7)
                                          =====      =====

12. STOCK BASED COMPENSATION

During the first quarter of fiscal 2007, compensation expense related to share-based incentive plans was $2.9 million, after tax, compared to $3.3 million, after tax, during the first quarter of fiscal 2006. Included in share-based compensation expense recorded during the first quarter of fiscal 2007 and fiscal 2006 was $0.2 million and $0.5 million, respectively, related to expensing of stock options, $2.5 million and $2.2 million, respectively, relating to expensing of restricted stock, and $0.2 million and $0.6 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders.

At June 16, 2007, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2006 and 2007 activity is reported below.

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

     Performance restricted stock units issued under this plan during fiscal 2005 are earned based on our Company achieving in fiscal 2007 a profit after taxes, after adjusting for specific matters which our Company considers to be of a non-operating nature, with an outlook for continued, sustainable profitability on the same basis. On June 15, 2007, the Human Resources & Compensation Committee and the Governance Committee (together, the "Committees") decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, the applicable performance criteria will be deemed to have been met with respect to two-thirds of the units granted in fiscal 2005. These units will vest 50% on the first day of fiscal 2008 and the remaining 50% will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As two-thirds of the units will only vest contingent upon the closing of the Pathmark transaction, this modification of terms did not result in the recording of any additional compensation expense during the first quarter of fiscal 2007.

     Performance restricted stock units issued under this plan during fiscal 2006 are earned based on our Company achieving certain operating targets in fiscal 2008 and are 100% vested in fiscal 2008 upon achievement of those targets. On June 15, 2007, the Committees decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, the applicable performance criteria will be deemed to have been met with respect to 125% of one-third of the units granted in fiscal 2006. These units will vest on or around May of 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As one-third of the units will only vest contingent upon the closing of the Pathmark transaction, this modification of terms did not result in the recording of any additional compensation expense during the first quarter of fiscal 2007.

     During the first quarter of fiscal 2007, performance restricted stock units issued under this plan are earned based on our Company achieving certain operating targets in fiscal 2009 and are 100% vested in fiscal 2009 upon achievement of those targets.

     On June 15, 2007, the Committees also approved an Acquisition Closing and Integration Incentive Compensation Program (the "Integration Program"). The Integration Program is subject to: a) the closing of the Pathmark transaction; b) the achievement of certain Pathmark transaction closing performance criteria or certain Pathmark transaction synergy targets; c) the achievement of certain Company stock price targets over a performance period comprised of the three calendar years following the closing of the Pathmark transaction; and d) other terms, conditions, limitations, restrictions and eligibility requirements. Depending on actual performance as compared with the foregoing targets, each executive officer can earn up to a maximum of 200% of the performance restricted share units awarded them under the Integration Plan. In accordance with SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), although the Integration Program is contingent upon the closing of the Pathmark transaction, the restricted share units awarded to each executive officer are considered granted on June 15, 2007; however, until such time that the Pathmark transaction closes, no compensation expense will be recorded as these units will only vest contingent upon the closing of the transaction and achievement of other terms as described above.

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place during the 16 weeks ended June 16, 2007 and the 16 weeks ended June 17, 2006:

                          16 weeks ended   16 weeks ended
                           June 16, 2007    June 17, 2006
                          --------------   --------------
Expected life                 7 years          7 years
Volatility                   54% - 55%           56%
Risk-free interest rate    4.46% - 4.57%        4.96%

     Performance restricted stock units issued under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant and adjusted by an estimated forfeiture rate.

Stock options

     The following is a summary of the stock option activity during the first quarter ended June 16, 2007:

                                                            Weighted
                                               Weighted     Average
                                                Average     Remaining    Aggregate
                                               Exercise    Contractual   Intrinsic
                                     Shares      Price    Term (years)     Value
                                   ---------   --------   ------------   ---------
Outstanding at February 24, 2007   1,324,980    $15.50
   Granted                            84,961     32.28
   Canceled or expired               (18,689)    17.56
   Exercised                        (324,431)    17.33
                                   ---------    ------
Outstanding at June 16, 2007       1,066,821    $16.24         4.4        $19,833
                                   =========    ======         ===        =======
Exercisable at:
   June 16, 2007                     917,468    $14.25         3.6        $18,877
                                                               ===        =======
Nonvested at:
   June 16, 2007                     149,353    $28.43         9.2        $   956
                                                               ===        =======

     The total intrinsic value of options exercised during the first quarter ended June 16, 2007 was $4.9 million.

     The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2007 was $19.47.

     As of June 16, 2007, approximately $1.6 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 3.1 years.

     The amount of cash received from the exercise of stock options was approximately $5.6 million.

     Performance Restricted Stock Units

     During the first quarter of fiscal 2007, our Company granted 488,746 shares of performance restricted stock units to selected employees for a total grant date fair value of $16.2 million. Approximately $17.3 million of unrecognized fair value compensation expense relating to all of our performance restricted stock units, with the exception of those granted under the Integration Program, is expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria. Upon closing of the Pathmark transaction and achievement of other terms as described under the Integration Program above, approximately $4.3 million of additional unrecognized fair value compensation expense relating to the performance restricted stock units granted on June 15, 2007 is expected to be recognized through 2010.

     The following is a summary of the performance restricted stock units activity during the first quarter ended June 16, 2007:

                                              Weighted
                                               Average
                                   Shares    Fair Value
                                 ---------   ----------
Nonvested at February 24, 2007   1,767,451     $14.73
   Granted                         488,746      33.14
   Canceled or expired            (156,030)     11.62
                                 ---------     ------
Nonvested at June 16, 2007       2,100,167     $19.25
                                 =========     ======

II. 2004 Non-Employee Director Compensation Plan: This plan provides for the annual grant of Company common stock equivalents of $90 to members of our Board of Directors. The $90 grant of common stock shall be made on the first business day following the Annual Meeting of Stockholders. The number of shares of our Company's $1.00 common stock granted annually to each non-employee Director will be based on the closing price of the common stock on the New York Stock Exchange, as reported in the Wall Street Journal on the date of grant. Only whole shares will be granted; any remaining amounts will be paid in cash as promptly as practicable following the date of grant.

13.  INCOME TAXES

The income tax provision recorded for the 16 weeks ended June 16, 2007 and June 17, 2006 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset to zero. For the 16 weeks ended June 16, 2007, and June 17, 2006, the valuation allowance was decreased by $7.0 million and $5.4 million, respectively. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Effective February 25, 2007, we adopted FIN 48. Refer to Note 2 - Impact of New Accounting Pronouncements for further discussion. As a result of our adoption of FIN 48, we recorded the following transition adjustments:

- a decrease in our tax liabilities for uncertain tax positions of $24.4 million;

- a $165.0 million increase in our tax liabilities for uncertain tax positions and deferred tax assets to gross-up our balance sheet for the tax benefits of net operating losses ("NOLs") that had previously been netted in our uncertain tax position liability; and

- an increase in deferred tax assets of $38.5 million related to foreign tax credit carryforwards offset by an increase in deferred tax liabilities of $25.1 million as a result of the book versus tax basis of our foreign subsidiary and a corresponding increase in the valuation allowance of $13.4 million upon initial adoption of the standard.

For the 16 weeks ended June 16, 2007 and June 17, 2006, no amounts were recorded for interest and penalties within "Benefit from income taxes" in our Consolidated Statements of Operations.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of June 16, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2006 tax years as well.

For the first quarter of fiscal 2007, our effective income tax rate of 41.9% changed from the effective income tax rate of 57.1% in the first quarter of fiscal 2006 as follows:

                          16 Weeks Ended
            -----------------------------------------
               June 16, 2007         June 17, 2006
            -------------------   -------------------
              Tax     Effective     Tax     Effective
            Benefit    Tax Rate   Benefit    Tax Rate
            -------   ---------   -------   ---------
Northeast   $18,830    (41.9%)    $11,492    (57.1%)
Midwest          --       --           --       --
            -------    -----      -------    -----
Total       $18,830    (41.9%)    $11,492    (57.1%)
            =======    =====      =======    =====

The effective tax rate on continuing operations for the 16 weeks ended June 16, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a reduction of our valuation allowance as a result of taxes provided on other comprehensive income and cumulative translation adjustments.

The effective tax rate for the 16 weeks ended June 17, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro Inc.

At June 16, 2007 and February 24, 2007, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $57.8 million and $40.2 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $107.2 million and nil, respectively, a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of nil and $40.2 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $165.0 million and nil, respectively.

14. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

For the 16 weeks ended June 16, 2007, we operated in three reportable segments:
Northeast, Midwest and our investment in Metro, Inc. Our Northeast and Midwest segments are comprised of retail supermarkets. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the first quarter of fiscal 2007. The criteria necessary to classify the Greater New Orleans area as discontinued have been satisfied and these operations have been reclassified as such in our Consolidated Statements of Operations for the 16 weeks ended June 16, 2007 and June 17, 2006. Refer to Note 8 - Discontinued Operations for further discussion.

Prior to the 16 weeks ended June 16, 2007, our retail supermarkets were reported in one segment; however, during the first quarter of fiscal 2007, we announced our intentions to sell a significant portion of our operations in the Midwest and the Greater New Orleans area, resulting in a change in management's review of these operations. Prior year information has been restated to conform to current year presentation.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2006 Annual Report. We measure segment performance based upon segment income (loss).

Interim information on segments is as follows:

                                 For the 16 weeks ended June 16, 2007
                    -------------------------------------------------------------
                    Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                    -----------   --------   -----------   ---------   ----------
Sales by Category    $1,329,483   $392,939     $259,748      $4,755    $1,986,925
                     ==========   ========     ========      ======    ==========

                                                  For the 16 weeks ended June 16, 2007
                                           -------------------------------------------------
                                            Northeast    Midwest    Metro, Inc.     Total
                                           ----------   ---------   -----------   ----------
Sales                                      $1,679,169   $ 307,756     $    --     $1,986,925
                                           ==========   =========     =======     ==========

Segment loss                               $   (3,514)  $  (5,035)    $    --     $   (8,549)

Reconciliation:
   Midwest restructuring                           --     (68,797)         --        (68,797)
   Net restructuring                           (1,537)         --          --         (1,537)
   Pathmark acquisition                          (427)         --          --           (427)
   Real estate related activity                  (896)    (33,989)         --        (34,885)
                                           ----------   ---------     -------     ----------
Loss from operations                       $   (6,374)  $(107,821)    $    --     $ (114,195)
                                           ==========   =========     =======     ==========

   Loss on sale of Canadian operations     $     (281)  $      --     $    --     $     (281)
   Gain on sale of shares of Metro, Inc.           --          --      78,388         78,388
   Interest expense                           (19,713)     (1,706)         --        (21,419)
   Interest and dividend income                 3,409          --       1,257          4,666
   Equity in earnings of Metro, Inc.               --          --       7,869          7,869
                                           ----------   ---------     -------     ----------
(Loss) income from continuing
   operations before income taxes          $  (22,959)  $(109,527)    $87,514     $  (44,972)
                                           ==========   =========     =======     ==========

                                              For the 16 weeks ended June 16, 2007
                                           -------------------------------------------
                                           Northeast   Midwest   Metro, Inc.    Total
                                           ---------   -------   -----------   -------
Depreciation and amortization by segment    $47,712     $5,639   $    --       $53,351
                                            =======     ======   =========     -------
Depreciation and amortization for
   discontinued operations                                                       2,998
                                                                               -------
   Total Company                                                               $56,349
                                                                               =======

Capital expenditures by segment             $49,347     $1,196   $    --       $50,543
                                            =======     ======   =========     -------
Capital expenditures for discontinued
   operations                                                                      373
                                                                               -------
   Total Company                                                               $50,916
                                                                               =======

                                                           At June 16, 2007
                                           ------------------------------------------------
                                            Northeast    Midwest   Metro, Inc.      Total
                                           ----------   --------   -----------   ----------
Total assets by segment                    $1,709,047   $111,673     $411,253    $2,231,973
                                           ==========   ========     ========    ----------
Total assets for discontinued operations                                             75,914
                                                                                 ----------
   Total Company                                                                 $2,307,887
                                                                                 ==========

                                                        For the 16 weeks ended June 17, 2006
                                           -------------------------------------------------------------
                                           Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                                           -----------   --------   -----------   ---------   ----------
Sales by Category                           $1,347,336   $387,859     $253,810      $5,423    $1,994,428
                                            ==========   ========     ========      ======    ==========

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.

(2)  The meat category includes meat, deli, bakery and seafood.

(3)  The produce category includes produce and floral.

(4) Other includes sales from an information technology services agreement with Metro, Inc.

                                                  For the 16 weeks ended June 17, 2006
                                           -------------------------------------------------
                                            Northeast     Midwest    Metro, Inc.     Total
                                           -----------   --------   -----------   ----------
Sales                                      $1,653,095    $341,333      $   --     $1,994,428
                                           ==========    ========      ======     ==========

Segment loss                               $   (2,450)   $   (989)     $   --     $   (3,439)

Reconciliation:
   Midwest restructuring                           --         (49)         --            (49)
   Net restructuring                           (3,238)         --          --         (3,238)
   Labor buyout costs                          (3,688)         --          --         (3,688)
   Real estate related activity                 1,400      (1,870)         --           (470)
                                           ----------    --------      ------     ----------
Loss from operations                       $   (7,976)   $ (2,908)     $   --     $  (10,884)
                                           ==========    ========      ======     ==========

   Loss on sale of Canadian operations     $     (326)   $     --      $   --     $     (326)
   Interest expense                           (19,701)     (1,670)         --        (21,371)
   Interest income                              4,503          --          --          4,503
   Equity in earnings of Metro, Inc.               --          --       7,947          7,947
                                           ----------    --------      ------     ----------
(Loss) income from continuing
   operations before income taxes          $  (23,500)   $ (4,578)     $7,947     $  (20,131)
                                           ==========    ========      ======     ==========

                                               For the 16 weeks ended June 17, 2006
                                           -------------------------------------------
                                           Northeast   Midwest   Metro, Inc.    Total
                                           ---------   -------   -----------   -------
Depreciation and amortization by segment    $45,604     $6,136       $--       $51,740
                                            =======     ======       ===       -------
Depreciation and amortization for
   discontinued operations                                                       3,207
                                                                               -------
   Total Company                                                               $54,947
                                                                               =======
Capital expenditures by segments            $59,579     $1,308       $--       $60,887
                                            =======     ======       ===       -------
Capital expenditures for discontinued
   operations                                                                    7,242
                                                                               -------
   Total Company                                                               $68,129
                                                                               =======

                                                         At February 24, 2007
                                           ------------------------------------------------
                                            Northeast    Midwest   Metro, Inc.     Total
                                           ----------   --------   -----------   ----------
Total assets by segment                    $1,464,989   $179,591     $368,871    $2,013,451
                                           ==========   ========     ========    ----------
Total assets for discontinued operations                                             98,172
                                                                                 ----------
   Total Company                                                                 $2,111,623
                                                                                 ==========

15. INDEBTEDNESS

At June 16, 2007 and February 24, 2007, there were $137.5 million and $138.3 million, respectively, in letters of credit outstanding under our Letter of Credit Agreement.

Our Company also has a $250 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. At June 16, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement and there were $40.0 million and $70.0 million, respectively, in outstanding borrowings under our Revolver.

In March 2007, our Letter of Credit Agreement and Revolver were amended to allow for the sale of Metro, Inc. shares provided that the net proceeds from such sales are deposited in a restricted cash account. Refer to Note 5 - Investment in Metro, Inc. for further discussion regarding the sale of these Metro, Inc. shares.

During the first quarter of fiscal 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

16. COMMITMENTS AND CONTINGENCIES

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc. ("Defendants")

On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum's alleging violations of the overtime provisions of the New York Labor Law. Three named plaintiffs, Benedetto Lamarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

In April 2006, the plaintiffs filed a motion for class certification. In July 2007, the Court granted the plaintiffs' motion and certified the class as follows: All full-time hourly employees of Defendants who were employed in Defendants' supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages. The Court also ruled that the issue of whether to include an "opt-in" or "opt-out" provision is premature and can be decided after discovery has been had.

As class certification was granted only recently, and as discovery on the prospective plaintiffs comprising the class has yet to be conducted, neither the number of class participants nor the sufficiency of their respective claims can be determined at this time.

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

17. SUBSEQUENT EVENTS

As discussed in Note 9 - Asset Disposition Initiatives, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on several additional locations. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we estimate that we will record occupancy costs in excess of $50 million in the second quarter of fiscal 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, this estimate may vary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

- Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2007 and fiscal 2006.

- Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.

- Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2007 that Management wishes to share with the reader to assist in understanding the business.

- Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 16 weeks ended June 16, 2007 compared to the 16 weeks ended June 17, 2006; current and expected future liquidity; and the impact of various market risks on our Company.

- Critical Accounting Estimates -- a discussion of significant estimates made by Management.

- Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.

- Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 16, 2007 and June 17, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2006 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 9 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 403 stores as of June 16, 2007.

For the 16 weeks ended June 16, 2007, we operated in three reportable segments:
Northeast, Midwest and our investment in Metro, Inc. Our Northeast and Midwest segments are comprised of retail supermarkets. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. The criteria necessary to classify the Greater New Orleans area as discontinued have been satisfied and these operations have been reclassified as such in our Consolidated Statements of Operations for the 16 weeks ended June 16, 2007 and June 17, 2006.

RECENT ANNOUNCEMENTS

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. For further details surrounding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

Under the terms of the transaction, The Tengelmann Group ("Tengelmann"), currently A&P's majority shareholder, will remain the largest single shareholder of the combined entity. Christian Haub, Executive Chairman of A&P, will continue as Executive Chairman of the combined company; Eric Claus, President and CEO of A&P, will also maintain the same position in the combined company.

Pathmark shareholders will receive $9.00 in cash and 0.12963 shares of A&P stock for each Pathmark share. As a result, Pathmark shareholders, including its largest investor, The Yucaipa Companies LLC ("Yucaipa Companies"), will receive a stake in the combined companies.

The boards of both A&P and Pathmark have unanimously approved the transaction. Both Yucaipa Companies and Tengelmann have entered into voting agreements to support the transaction. This transaction is expected to be completed during the second half of our fiscal year 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on several additional locations. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we estimate that we will record occupancy costs in excess of $50 million in the second quarter of fiscal 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, this estimate may vary.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area. There is no guarantee that these stores will be sold and we do not intend to dispose of these assets unless the terms and conditions are reasonable to our Company, shareholders and our employees. In connection with this potential sale, it is possible that liabilities may be recorded in the near term.

Expected proceeds for the both of these divestitures are estimated to be in the range of $160 million to $180 million.

OPERATING RESULTS

A&P's progress continued on course in the first quarter of fiscal 2007, improving ongoing operating, merchandising, store development and cost control strategies. Our Company also moved forward with the divestiture of non-core operations, in line with the goal of strategic concentration and expansion in the Northeast - underlined in March with the announcement of our definitive agreement to acquire Pathmark. Steadily improving operating and merchandising strategies produced positive year-over-year sales improvement in our Company's Northeast store operations in the first quarter, although overall sales results were impacted by activities related to the ongoing divestiture of non-core businesses in the Midwest and Greater New Orleans area.

Ongoing improvement was driven by the continued sales improvement of core Northeast operations, more consistent operating discipline and cost controls, margin improvement associated with our ongoing fresh store development, and the results achieved in our discount Food Basics operations.

In addition to ongoing fundamental operating improvements, our Company continued its conversion of suitable locations to the successful fresh format, completing three projects during the first quarter. In addition to sales increases, the emphasis on fresh category distribution in those stores continues to improve margins, underlining its top and bottom line growth potential.

The evolution and expansion of the discount Food Basics operations continued, providing customers in certain markets with an excellent value alternative. In concert with the fresh stores and the new gourmet Fine Food concept under development by The Food Emporium in New York, this development stream continues to advance the multi-tier marketing strategy initiated by executive management in 2005.

In summary, strategic accomplishments for the quarter included the following:

- Accelerated improvement of sales trends in core Northeast operating markets.

-    Positive earnings momentum in core Northeastern operations.

- Three conversions to the Fresh store concept, generating volume and margin improvement.

- Continued refinement of the reformatted Food Basics discount format and Food Emporium fine foods concept in New York City.

- Continued financial benefits from previous cost reduction measures and ongoing controls and discipline.

- Announcement of the definitive agreement to acquire Pathmark, with completion expected during the second half of fiscal 2007.

OUTLOOK

Our objectives for the second quarter and remainder of fiscal 2007 are to continue to improve top and bottom line performance through our operating and merchandising strategies; maintaining cost control and reduction disciplines throughout the business; divesting all remaining non-core operations, and closing on the Pathmark transaction and commencing integration.

Chief among the pre-existing corporate and retail strategies in place are the ongoing improvement of merchandising and operating performance, the execution of capital improvement projects for maximum return, and general adherence to cost control disciplines.

Key elements are:

- Continued development of merchandising, promotion and pricing strategies to drive profitable sales growth.

- Execute core market capital plan for conversion of conventional locations to fresh or discount formats, fine-tune and monitor gourmet format development.

-    Ongoing disposition of closed store leaseholds.

In preparation for the anticipated acquisition of Pathmark pending regulatory approval, our Company has developed comprehensive plans for the integration of its operations upon completion of the transaction.

Primary initial objectives are to ensure:

-    Continuity of all retail operations during integration process.

- Efficient consolidation of headquarters personnel and support functions at present A&P headquarters in Montvale.

- Timely achievement of significant synergies identified as result of merging the two businesses.

- Communication to both organizations regarding process, timetable for integration and related changes.

- Consumer communication regarding the continuation of both the A&P-operated and Pathmark banners and store formats, and related marketing and promotional efforts.

Overall, the balance of fiscal 2007 will continue to reflect both continuity and change, as our focus is on sustaining the improvement of our core A&P, Waldbaum's, Super Fresh, Food Basics and Food Emporium operations - and strengthening our market presence through the addition of Pathmark's operations
- creating a larger and more profitable chain with critical mass in our core northeast region, and improved positions in Metro New York/New Jersey and greater Philadelphia.

Various factors could cause us to fail to achieve these goals. These include, among others, the following:

- Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandisers, warehouse clubs, drug stores, dollar stores and restaurants. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

- Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the rising prices of oil and gas, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not worsen in fiscal 2007 and fiscal 2008. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, the rising prices of oil and gas, customer shopping habits and the consolidation of the food industry on our business.

- Our capital expenditures could differ from our estimate if development and remodel costs vary from those budgeted, or if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores.

- Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

- The vast majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

- The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.

- Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

- We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.

- Completion of the acquisition of Pathmark is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period (and any extension of the waiting period) under the Hart-Scott-Rodino Act. The success of the acquisition will depend, in part, on our Company's ability to realize the anticipated benefits from combining the business of A&P and Pathmark. If our Company is not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Our Company will take on substantial additional indebtedness to finance this acquisition, which will decrease our business flexibility and increase our borrowing costs.

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

RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focus on continuing operations. All amounts are in millions, except share and per share amounts.

16 WEEKS ENDED JUNE 16, 2007 COMPARED TO THE 16 WEEKS ENDED JUNE 17, 2006

OVERALL

Sales for the first quarter of fiscal 2007 were $1,986.9 million, compared with $1,994.4 million in the first quarter of fiscal 2006; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, decreased 0.7%. Loss from continuing operations increased from $8.6 million for the first quarter of fiscal 2006 to $26.1 million for the first quarter of fiscal 2007. Net loss per share - basic & diluted for the first quarter of fiscal 2007 was $1.03 compared to net loss per share - basic & diluted of $0.15 for the first quarter of fiscal 2006.

                                                16 Weeks        16 Weeks
                                                 Ended           Ended
                                             June 16, 2007   June 17, 2006   Unfavorable   % Change
                                             -------------   -------------   -----------   ---------
Sales                                          $1,986.9        $1,994.4        $ (7.5)        (0.4%)
(Decrease)increase in comparable
   store sales                                     (0.7%)           1.5%           NA           NA
Loss from continuing operations                   (26.1)           (8.6)        (17.5)     >(100.0%)
(Loss) income from discontinued operations        (17.0)            2.5         (19.5)     >(100.0%)
Net loss                                          (43.1)           (6.1)        (37.0)     >(100.0%)
Net loss per share - basic and diluted            (1.03)          (0.15)        (0.88)     >(100.0%)

SALES

Sales for the first quarter of fiscal 2007 of $1,986.9 million decreased $7.5 million or 0.4% from sales of $1,994.4 million for first quarter of fiscal 2006.

The following table presents sales for each of our reportable operating segments for the 16 weeks ended June 16, 2007 and the 16 weeks ended June 17, 2006:

            16 Weeks Ended   16 Weeks Ended    Increase
             June 16, 2007    June 17, 2006   (Decrease)   % Change
            --------------   --------------   ----------   --------
Northeast      $1,679.2         $1,653.1        $ 26.1       1.6%
Midwest           307.7            341.3         (33.6)     (9.8)
               --------         --------        ------      ----
   Total       $1,986.9         $1,994.4        $ (7.5)     (0.4%)
               ========         ========        ======      ====

The following details the dollar impact of several items affecting the increase (decrease) in sales by reportable operating segment from the first quarter of fiscal 2006 to the first quarter of fiscal 2007:

            Impact of   Impact of   Comparable
               New        Closed       Store
              Stores      Stores       Sales     Other    Total
            ---------   ---------   ----------   -----   ------
Northeast     $25.6      $(21.8)      $ 23.0     $(0.7)  $ 26.1
Midwest          --        (3.1)       (30.5)       --    (33.6)
              -----      ------       ------     -----   ------
   Total      $25.6      $(24.9)      $ (7.5)    $(0.7)  $ (7.5)
              =====      ======       ======     =====   ======

The increase in sales in the Northeast was primarily attributable to the increase in comparable stores sales for the first quarter of fiscal 2007 of $23.0 million or 1.0% as compared with the first quarter of fiscal 2006 and the opening or reopening of 12 new stores since the beginning of fiscal 2006, of which 2 were opened in the first quarter of fiscal 2007, increasing sales by $25.6 million. Included in the 12 stores opened since the beginning of fiscal 2006 was 6 Clemens Markets stores we purchased during the third quarter of fiscal 2006. This increase was partially offset by the closing of 11 stores since the beginning of fiscal 2006, of which 3 were closed in the first quarter of fiscal 2007, decreasing sales by $21.8 million and the decrease in sales relating to an information technology services agreement with Metro, Inc. of $0.7 million.

Average weekly sales per supermarket for the Northeast were approximately $348,700 for the first quarter of fiscal 2007 versus $344,600 for the corresponding period of the prior year, an increase of 1.2% primarily due to the impact of closing smaller stores and positive comparable store sales.

The decrease in sales in the Midwest was primarily attributable to the decrease in comparable store sales for the first quarter of fiscal 2007 of $30.5 million or 9.2% driven by the closure of the business and the closing of 1 store since the beginning of fiscal 2006, of which none were closed in the first quarter of fiscal 2007, decreasing sales by $3.1 million.

Average weekly sales per supermarket for the Midwest were approximately $291,400 for the first quarter of fiscal 2007 versus $318,400 for the corresponding period of the prior year, a decrease of 8.5% primarily due to negative comparable store sales.

GROSS MARGIN

Gross margin of $600.3 million decreased 2 basis points as a percentage of sales to 30.21% for the first quarter of fiscal 2007 from gross margin of $603.0 million or 30.23% for the first quarter of fiscal 2006. We believe the impact on margin for changes in costs and special reductions was not significant.

The following table presents gross margin for each of our reportable operating segments for the 16 weeks ended June 16, 2007 and the 16 weeks ended June 17, 2006:

                    16 Weeks Ended                  16 Weeks Ended
                    June 16, 2007                   June 17, 2006
            -----------------------------   -----------------------------
            Gross Margin   Rate to Sales%   Gross Margin   Rate to Sales%
            ------------   --------------   ------------   --------------
Northeast      $523.0          31.15%          $508.5          30.76%
Midwest          77.3          25.13             94.5          27.69
               ------          -----           ------          -----
   Total       $600.3          30.21%          $603.0          30.23%
               ======          =====           ======          =====

The following table details the dollar impact of items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2006 to the first quarter of fiscal 2007:

            Sales Volume   Gross Margin Rate    Total
            ------------   -----------------   ------
Northeast      $ 8.0             $ 6.5         $ 14.5
Midwest         (9.3)             (7.9)         (17.2)
               -----             -----         ------
   Total       $(1.3)            $(1.4)        $ (2.7)
               =====             =====         ======

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

Store operating, general and administrative expense ("SG&A") was $714.5 million or 35.96% for the first quarter of fiscal 2007 as compared to $613.9 million or 30.78% for the first quarter of fiscal 2006.

The following table presents SG&A for each of our reportable operating segments for the 16 weeks ended June 16, 2007 and the 16 weeks ended June 17, 2006:

                 16 Weeks Ended            16 Weeks Ended
                 June 16, 2007             June 17, 2006
            -----------------------   -----------------------
             SG&A    Rate to Sales%    SG&A    Rate to Sales%
            ------   --------------   ------   --------------
Northeast   $529.4       31.52%       $516.5       31.24%
Midwest      185.1       60.16          97.4       28.54
            ------       -----        ------       -----
   Total    $714.5       35.96%       $613.9       30.78%
            ======       =====        ======       =====

Included in SG&A in the Northeast for the first quarter of fiscal 2007 were certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.8 million (5 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 9 - Asset Disposition Initiatives;

-    net losses on real estate activity of $2.2 million (14 basis points); and

-    Pathmark acquisition related costs of $0.4 million (3 basis points).

Included in SG&A in the Northeast for the first quarter of fiscal 2006 were certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $4.2 million (25 basis points) that will not be sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 9 - Asset Disposition Initiatives;

- costs relating to the consolidation of our operating offices in line with our smaller operations in the U.S. of $3.3 million (20 basis points); and

- costs relating to a voluntary labor buyout program of $3.7 million (22 basis points).

Partially offset by:

- net gains on real estate activity of $8.8 million (54 basis points) during the first quarter of fiscal 2006.

Excluding the items listed above, SG&A within our core Northeast operations as a percentage of sales increased by 49 basis points during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to an increase in utility costs of $6.8 million (38 basis points), an increase in depreciation expense of $3.3 million (16 basis points), an increase in advertising costs of $2.6 million (14 basis points), partially offset by lower store operating costs and overhead.

The increase in SG&A for the Midwest of $87.7 million for the first quarter ended June 16, 2007 as compared to June 17, 2006 primarily relates to the net costs recorded in connection with the sale of groups of non-core stores within our Midwest operations of $99.3 million as discussed in Note 9 - Asset Disposition Initiatives.

During the 16 weeks ended June 16, 2007 and June 17, 2006, we recorded impairment losses on long-lived assets of $38.0 million ($0.5 million in the Northeast and $37.5 million in the Midwest) and $2.3 million ($2.3 million in the Northeast), respectively, as follows:

                                                              16 weeks ended   16 weeks ended
                                                               June 17, 2006    June 18, 2005
                                                              --------------   --------------
Impairments due to closure or conversion in the normal
   course of business                                             $ 0.5             $1.2
Impairments related to our asset disposition initiatives (1)       37.5              1.1
                                                                  -----             ----
Total impairments                                                 $38.0             $2.3
                                                                  =====             ====

(1)  Refer to Note 9 - Asset Disposition Initiatives

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

INTEREST EXPENSE

Interest expense of $21.4 million ($19.7 million for the Northeast and $1.7 million for the Midwest) for the first quarter of fiscal 2007 remained flat from the prior year of $21.4 million ($19.7 million for the Northeast and $1.7 million for the Midwest).

EQUITY IN EARNINGS OF METRO, INC.

We used the equity method of accounting to account for our investment in Metro, Inc., through March 13, 2007, on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 16 weeks ended June 16, 2007 and June 17, 2006, we recorded $7.9 million and $7.9 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company records our investment in Metro, Inc. under SFAS 115 and classifies the investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at June 16, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the first quarter ended June 16, 2007.

INCOME TAXES

The benefit from income taxes from continuing operations for the first quarter of fiscal 2007 was $18.8 million compared to $11.5 million for the first quarter of fiscal 2006. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

For the first quarter of fiscal 2007, our effective income tax rate provision of 41.9% changed from the effective income tax rate benefit of 57.1% in the first quarter of fiscal 2006 as follows:

                          16 Weeks Ended
            -----------------------------------------
               June 16, 2007         June 17, 2006
            -------------------   -------------------
              Tax     Effective     Tax     Effective
            Benefit    Tax Rate   Benefit    Tax Rate
            -------   ---------   -------   ---------
Northeast    $18.8     (41.9%)     $11.5     (57.1%)
Midwest         --        --          --        --
             -----     -----       -----     -----
   Total     $18.8     (41.9%)     $11.5     (57.1%)
             =====     =====       =====     =====

The effective tax rate on continuing operations for the 16 weeks ended June 16, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a reduction of our valuation allowance as a result of taxes provided on other comprehensive income and cumulative translation adjustments.

The effective tax rate for the 16 weeks ended June 17, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin. These asset sales are now complete. However, our Company continues to pay occupancy costs for operating leases on closed locations.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area. There is no guarantee that these stores will be sold and we do not intend to dispose of these assets unless the terms and conditions are reasonable to our Company, shareholders and our employees. In connection with this potential sale, it is possible that liabilities may be recorded in the near term.

The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2007 of $1.8 million decreased from income from operations of discontinued businesses, net of tax, of $2.5 million for the first quarter of fiscal 2006 primarily due to (i.) a decrease in income from operations for the Greater New Orleans area for the first quarter of fiscal 2006 to the first quarter fiscal 2007, and (ii.) additional vacancy costs that were recorded in the first quarter of fiscal 2007 due to changes in our estimation of such future costs. The loss on disposal of discontinued operations of $15.2 million increased from the prior year amount of $0.01 million primarily due to impairment losses recorded on the property, plant and equipment in the Greater New Orleans area as we estimated the assets' fair market value based upon expected proceeds less costs to sell in connection with its potential sale.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                              16 weeks ended
                                                      -----------------------------
                                                      June 16, 2007   June 17, 2006
                                                      -------------   -------------
Net cash provided by (used in) operating activities     $ 27,631        $  (2,768)
                                                        --------        ---------
Net cash provided by  investing activities              $ 32,900        $  89,460
                                                        --------        ---------
Net cash used in by financing activities                $(52,530)       $(219,370)
                                                        --------        ---------

Net cash provided by operating activities of $27.6 million for the 16 weeks ended June 16, 2007 primarily reflected our net loss of $43.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $56.3 million, and (ii.) charges for our asset disposition initiatives, primarily related to our Midwest operations, of $105.6 million, (iii.) losses on the disposal of owned property of $1.2 million, (iv.) loss on disposal of discontinued operations of $15.2 million, partially offset by (v.) income tax benefit of $22.0 million, (vi.) our equity in earnings of Metro, Inc. of $7.9 million, and (vii.) the gain on sale of shares of Metro, Inc. of $78.4 million. Further, cash was provided by a decrease in accounts receivable of $27.9 million, a decrease in inventories of $24.1 million partially offset by an increase in prepaid expenses and other current assets of $7.2 million, an increase in other assets of $11.4 million, a decrease in accounts payable of $11.9 million, a decrease in accrued salaries, wages and benefits, and taxes of $16.2 million mainly due to the timing of payments. Refer to Working Capital below for discussion of changes in working capital items. Net cash used in operating activities of $2.8 million for the 16 weeks ended June 17, 2006 primarily reflected our net loss of $6.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $54.9 million, and (ii.) our asset disposition initiatives of $7.3 million, partially offset by (iii.) gains on the disposal of owned property of $9.7 million, (iv.) income tax benefit relating to the sale of our Canadian operations of $11.3 million, and (v.) our equity in earnings of Metro, Inc. of $7.9 million. Further, cash was used by a decrease in accounts receivable of $44.0 million partially offset by a decrease in accrued salaries, wages and benefits, and taxes of $19.4 million, a decrease in other accruals of $47.3 million and a decrease in non-current liabilities of $14.2 million due mainly to a decrease in closed store accruals.

Net cash provided by investing activities of $32.9 million for the 16 weeks ended June 16, 2007 primarily reflected cash received from the sale of shares of Metro, Inc. of $203.5 million, and net sales of marketable securities of $20.4 million partially offset by an increase in restricted cash of $142.9 million and property expenditures totaling $50.9 million, which included 2 new supermarkets, 4 major remodels and 3 minor remodels. For the remainder of fiscal 2007, we have planned capital expenditures of approximately $100 million, which relate primarily to opening up 2 new supermarkets under the Fresh format, 1 new liquor store, enlarging or remodeling up to 7 supermarkets to the new Fresh format, remodeling 1 Gourmet store, and converting 3 supermarkets to the Gourmet format. Net cash provided by investing activities of $89.5 million for the 16 weeks ended June 17, 2006 primarily reflected cash received from the sale of certain of our assets of $10.4 million, a decrease in restricted cash of $76.8 million, and net sales of marketable securities of $70.7 million partially offset by property expenditures totaling $68.1 million, which included 1 new supermarket, 6 major remodels and 27 minor remodels.

Net cash used in financing activities of $52.5 million for the 16 weeks ended June 16, 2007 primarily reflected principal payments on long term borrowings of $31.9 million and net principal payments on revolving lines of credit of $30.0 million, partially offset by proceeds from the exercise of stock options of $5.6 million. Net cash used in financing activities of $219.4 million for the 16 weeks ended June 17, 2006 primarily reflected dividends paid of $299.1 million partially offset by net proceeds under revolving lines of credit of $70.5 million, an increase in book overdrafts of $7.6 million and proceeds from the exercise of stock options of $4.6 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2007 at this time has been approved and we believe that our present cash resources, including invested cash on hand as well as our available-for-sale security, available borrowings from our Revolver and other sources, are sufficient to meet our needs.

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

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. This transaction is expected to be completed during the second half of our fiscal year 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions. For further details surrounding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

Our planned acquisition of Pathmark requires approximately $1.5 billion of cash proceeds to finance the equity purchase and pay down debt obligations. Our Company has adequate funding to meet these needs including fully committed financing from Bank of America and Lehman Brothers.

On April 25, 2006, our Company paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share. This dividend payout totaling $299.1 million was considered a return of capital to our shareholders and accordingly was recorded as a reduction of "Additional paid in capital" in our Consolidated Balance Sheet at February 24, 2007. The transaction was funded primarily by cash available on the balance sheet resulting from the strategic restructuring of the Company during fiscal 2005.

WORKING CAPITAL

We had working capital of $430.6 million at June 16, 2007 compared to working capital of $190.5 million at February 24, 2007. We had cash and cash equivalents aggregating $94.2 million at June 16, 2007 compared to $86.2 million at February 24, 2007. The increase in working capital was attributable primarily to the following:

- An increase in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;

- An increase in restricted cash as a result of the partial sale of our holdings in Metro, Inc. as discussed in Note 5 - Investment in Metro, Inc.;

- An increase in assets held for sale as a result of our decision to sell our non-core stores in the Midwest and Greater New Orleans area, as discussed in Note 4 - Assets Held for Sale;

- A decrease in the current portion of our long-term debt primarily due to our 7.75% Notes due April 15, 2007 maturing during the first quarter and paid in full; and

- A decrease in accounts payable (inclusive of book overdrafts) due to the timing of payments.

Partially offset by the following:

- A decrease in accounts receivable mainly due to timing of receipts and special initiatives to reduce receivables; and

- A decrease in inventory due to the liquidation of inventory for our Midwestern operations due to its potential sale in addition to the reclassification of inventory related to the Midwest and Greater New Orleans areas to held for sale.



LETTER OF CREDIT AGREEMENT

Our Company has a $250 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit.

On March 13, 2007, in connection with our agreement to acquire Pathmark, our Company sold 6,350,000 shares of our holdings in Metro, Inc. for proceeds of approximately $203.5 million resulting in a net gain of $78.4 million. Of the total proceeds received, $190.4 million are being held as restricted cash to collateralize our outstanding letters of credit.

In March 2007, our Letter of Credit Agreement and Revolver were amended to allow for the sale of such shares provided that the net proceeds from such sales are deposited in a restricted cash account.

At June 16, 2007 and February 24, 2007, there were $137.5 million and $138.3 million, respectively, in letters of credit outstanding under this agreement.

REVOLVING CREDIT AGREEMENT

During fiscal 2005, we also secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At June 16, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement and there were $40.0 million and $70.0 million, respectively, in outstanding borrowings under the Revolver. As of June 16, 2007, after reducing availability for borrowing base requirements, we had $173.6 million available under the Revolver. Combined with cash we held in short-term investments and our available-for-sale security in Metro, Inc. of $421.8 million, we had total cash availability of $595.4 million at June 16, 2007.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $212.8 million at June 16, 2007 consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are now callable at a premium to par (104.563%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

During the first quarter of fiscal 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

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

We are the guarantor of a loan of $1.5 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 16, 2007, 103 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $311.8 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with developing outlook with Standard & Poor's Ratings Group ("S&P") as of June 16, 2007. Our liquidity rating was SGL3 with Moody's as of June 16, 2007. Our recovery rating was 1 with S&P as of June 16, 2007 indicating a high expectation of 100% recovery of our senior debt to our lenders.

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

Self-Insurance Reserves

Our Consolidated Balance Sheets include liabilities with respect to self-insured workers' compensation and general liability claims. We estimate the required liability of such claims on a discounted basis, utilizing an actuarial method, which is based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll, legal costs and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

We also review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 16, 2007, we recorded U.S. impairment losses on long-lived assets as follows:

Impairments due to closure or conversion in the
  normal course of business                                    $ 0.5
Impairments related to our asset disposition initiatives (1)    37.5
                                                               -----
Total impairments                                              $38.0
                                                               =====

(1)  Refer to Note 9 - Asset Disposition Initiatives

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves

For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. While these factors have been relatively stable in recent years, variation in these factors could cause changes to our estimates. As of June 16, 2007, we had recorded liabilities for estimated probable obligations of $151 million. Of this amount, $15 million relates to stores closed in the normal course of business, $127 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 9 of our Consolidated Financial Statements), and $9 million relates to stores closed as part of our exit of the northern New England and Kohl's businesses (see Note 8 of our Consolidated Financial Statements).

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

Income Taxes

As discussed in Note 13 of the Consolidated Financial Statements, our Company recorded a valuation allowance for the entire net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if our Company experiences improvement in our operations.

We adopted the provisions of FIN 48 as of February 25, 2007. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to Note 13 - Income Taxes for further discussion.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted these requirements as of February 25, 2007.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to Note 13 - Income Taxes for further discussion.

In October 2004, the government passed the Homeland Investment Act which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced rate. This was achieved by permitting a one time 85% dividends received deduction. Our Company completed the sale of our Canadian subsidiary to Metro, Inc. during fiscal 2005. As a result of this transaction, our Company repatriated $949.0 million from our foreign subsidiaries, of which $500.0 million is intended to qualify for the 85% dividends received deduction. Until such time as the taxing authorities have affirmed the adequacy of our Company's Domestic Reinvestment Plan, the balance sheet is and will be grossed-up to reflect liabilities for uncertain tax positions and deferred tax assets for net operating losses in accordance with FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements of SFAS 158 as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ended February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. We are currently evaluating which of the two transition methods to use and when we will adopt the change in measurement date. Refer to Note 11 - Retirement Plans and Benefits for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 (our year ended February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $214.3 million in total indebtedness as of June 16, 2007 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2007 and fiscal 2006, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.1 million and $0.1 million, respectively.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $41.1 million and $30.2 million at June 16, 2007 and February 24, 2007, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our Consolidated Statements of Operations or Cash Flows.

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

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, our Company's President and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes during our Company's fiscal quarter ended June 16, 2007 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc. ("Defendants")

On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum's alleging violations of the overtime provisions of the New York Labor Law. Three named plaintiffs, Benedetto Lamarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

In April 2006, the plaintiffs filed a motion for class certification. In July 2007, the Court granted the plaintiffs' motion and certified the class as follows: All full-time hourly employees of Defendants who were employed in Defendants' supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages. The Court also ruled that the issue of whether to include an "opt-in" or "opt-out" provision is premature and can be decided after discovery has been had.

As class certification was granted only recently, and as discovery on the prospective plaintiffs comprising the class has yet to be conducted, neither the number of class participants nor the sufficiency of their respective claims can be determined at this time.


ITEM 1A - RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.

- Actions of competitors could adversely affect our sales and future profits. The grocery retailing industry continues to experience fierce competition from other food retailers, super-centers, mass merchandisers, warehouse clubs, drug stores, dollar stores and restaurants. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

- Changes in the general business and economic conditions in our operating regions, including the rate of inflation, population growth, the rising prices of oil and gas, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings. We have assumed economic and competitive situations will not worsen in fiscal 2007 and fiscal 2008. However, we cannot fully foresee the effects of changes in economic conditions, inflation, population growth, the rising prices of oil and gas, customer shopping habits and the consolidation of the food industry on our business.

- Our capital expenditures could differ from our estimate if development and remodel costs vary from those budgeted, or if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores.

- Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

- The vast majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

- The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.

- Our Company is currently required to acquire a significant amount of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

- We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.

- Completion of the acquisition of Pathmark is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period (and any extension of the waiting period) under the Hart-Scott-Rodino Act. The success of the acquisition will depend, in part, on our Company's ability to realize the anticipated benefits from combining the business of A&P and Pathmark. If our Company is not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Our Company will take on substantial additional indebtedness to finance this acquisition, which will decrease our business flexibility and increase our borrowing costs.

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

   4.4        Successor Bond Trustee (incorporated herein by reference to
              Exhibit 4.4 to Form 10-K filed on May 9, 2003)

   4.5        Third Supplemental Indenture, dated as of August 23, 2005, to the
              Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

   4.6        Fourth Supplemental Indenture, dated as of August 23, 2005, to the
              Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

   4.7        Credit Agreement dated as of November 15, 2005 between the Company and Bank of America, N.A. as Administrative Agent and Collateral
              Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Wachovia
              Bank, National Association as Documentation Agent and Banc of
              America Securities LLC as Lead Arranger ("Credit Agreement")
              (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 18, 2005 and Item 8.01 to Form 8-K filed April 10,
              2006)

   4.8        First amendment to Credit Agreement dated March 13, 2006
              (incorporated herein by reference to Exhibit 4.8 to Form 10-K filed on April 25, 2007)

   4.9        Second amendment to Credit Agreement dated November 10, 2006
              (incorporated herein by reference to Exhibit 4.9 to Form 10-K filed on April 25, 2007)

   10.1 Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric
              Claus (incorporated herein by reference to Exhibit 10.1 to Form
              8-K filed on September 9, 2005) and a technical amendment
              (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed on May 9, 2006)

   10.2 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P.
              Costantini ("Costantini Agreement") (incorporated herein by reference to Exhibit 10 to Form 10-Q filed on January 16, 2001)

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

   10.8 Employment Agreement, made and entered into as of the 2nd day of October, 2002, by and between our Company and Peter Jueptner
              ("Jueptner Agreement") (incorporated herein by reference to Exhibit 10.26 to Form 10-Q filed on October 22, 2002)

   10.9       Amendment to Jueptner Agreement dated November 10, 2004
              (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on May 10, 2005)

   10.10 Offer Letter dated the 18th day of September 2002, by and between our Company and Peter Jueptner (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on January 10, 2003)

   10.11      Employment Agreement, made and entered into as of the 14th day of
              May, 2001, by and between our Company and John E. Metzger, as amended February 14, 2002 ("Metzger Agreement") (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5,
              2002)

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

   10.15 Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between our Company and Rebecca Philbert, and Offer Letter dated the 11th day of December, 2006
              (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on April 25, 2007)

   10.16 Employment Agreement, made and entered into as of the 28th day of October, 2002, by and between our Company and Brian Piwek, and Offer Letter dated the 23rd day of October, 2002 ("Piwek
              Agreement") (incorporated herein by reference to Exhibit 10.14 to Form 10-Q filed on January 10, 2003)

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

   10.33 Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.30 to Form 10-K filed on May 9, 2006)

   10.34 Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale
              Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 to Form 10-Q/A filed on June 25, 2007)

   10.35 Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 to Form 10-Q/A filed on June 25, 2007)

   10.36 Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited ("A&P
              Canada") and Metro, Inc. entered into on August 15, 2005
              (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on October 18, 2005)

   10.37 Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

   10.38 Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, ("Letter of Credit Agreement") (incorporated herein by reference to Exhibit
              10.42 to Form 10-Q filed on October 18, 2005)

   10.39      First amendment to Letter of Credit Agreement, dated October 13,
              2006 (incorporated herein by reference to Exhibit 10.39 to Form
              10-K filed on April 25, 2007)

   10.40      Second amendment to Letter of Credit Agreement, dated November 10,
              2006 (incorporated herein by reference to Exhibit 10.40 to Form
              10-K filed on April 25, 2007)

   10.41      Entry into a Material Definitive Agreement dated as of March 4,
              2007, by and between the Company and Pathmark Stores, Inc.
              (incorporated herein by reference to Form 8-K and the accompanying exhibits filed on March 6, 2007)

   10.42 Employment Agreement, made and entered into as of the 1st day of May 2007, by and between our Company and Andreas Guldin
              (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007)

   16 Letter on Change in Certifying Accountant (incorporated herein by reference to Forms 8-K filed on September 18, 2002 and September
              24, 2002, and Form 8-K/A filed on September 24, 2002)

   18         Preferability Letter Issued by PricewaterhouseCoopers LLP
              (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

   23         Consent of Independent Registered Public Accounting Firm
              (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on April 25, 2007)

   23.2       Consent of Independent Auditors from Ernst & Young LLP
              (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on April 25, 2007)

   31.1*      Certification of the Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

   31.2*      Certification of the Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

   32*        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2       Metro, Inc. September 30, 2006 Consolidated Financial Statements
              (incorporated herein by reference to Exhibit 99.2 to Form 10-K filed on April 25, 2007)

*    Filed with this 10-Q

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Dated: July 25, 2007                    By: /s/ Melissa E. Sungela
                                            ------------------------------------
                                            Melissa E. Sungela, Vice President,
                                            Corporate Controller
                                            (Chief Accounting Officer)

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


/s/ Eric Claus                          Date: July 25, 2007
-------------------------------------
Eric Claus
President and
Chief Executive Officer

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


/s/ Brenda M. Galgano                   Date: July 25, 2007
-------------------------------------
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer

                                                                      Exhibit 32

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SS. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended June 16, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


Dated: July 25, 2007                    /s/ Eric Claus
                                        ----------------------------------------
                                        Eric Claus
                                        President and Chief Executive Officer


Dated: July 25, 2007                    /s/ Brenda M. Galgano
                                        ----------------------------------------
                                        Brenda M. Galgano
                                        Senior Vice President,
                                        Chief Financial Officer