Form 10-Q
period 2007-09-08
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2007-10-17
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED SEPTEMBER 8, 2007

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

AS OF OCTOBER 15, 2007 THE REGISTRANT HAD A TOTAL OF 41,960,917 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                           12 Weeks Ended                  28 Weeks Ended
                                                   -----------------------------   -----------------------------
                                                   Sept. 8, 2007   Sept. 9, 2006   Sept. 8, 2007   Sept. 9, 2006
                                                   -------------   -------------   -------------   -------------
Sales                                               $ 1,274,338     $ 1,236,859     $ 2,953,507     $ 2,889,954
Cost of merchandise sold                               (875,701)       (846,216)     (2,031,888)     (1,990,835)
                                                    -----------     -----------     -----------     -----------
Gross margin                                            398,637         390,643         921,619         899,119
Store operating, general and administrative
   expense                                             (391,247)       (396,620)       (920,603)       (913,072)
                                                    -----------     -----------     -----------     -----------
Income (loss) from operations                             7,390          (5,977)          1,016         (13,953)
(Loss) gain on sale of Canadian operations                   (5)             35            (286)           (291)
Gain on sale of shares of Metro, Inc.                        --              --          78,388              --
Interest expense                                        (14,594)        (15,124)        (34,307)        (34,825)
Interest and dividend income                              3,655           1,976           8,321           6,279
Equity in earnings of Metro, Inc.                            --          11,870           7,869          19,817
                                                    -----------     -----------     -----------     -----------
(Loss) income from continuing operations
   before income taxes                                   (3,554)         (7,220)         61,001         (22,973)
Benefit from (provision for) income taxes                   615           5,050          (2,534)         14,455
                                                    -----------     -----------     -----------     -----------
(Loss) income from continuing operations                 (2,939)         (2,170)         58,467          (8,518)
Discontinued operations:
   (Loss) income from operations of discontinued
      businesses, net of tax benefit of $0 and
      $475 for the 12 weeks ended 9/8/07 and
      9/9/06, respectively, and $0 and $773
      for the 28 weeks ended 9/8/07 and
      9/9/06, respectively                              (86,347)          1,714        (166,127)          2,107
   Loss on disposal of discontinued
      businesses, net of tax provision of $0 and
      $15 for the 12 weeks ended 9/8/07 and
      9/9/06, respectively, and $0 and $58
      for the 28 weeks ended 9/8/07 and
      9/9/06, respectively                               (2,036)            (55)        (48,804)           (209)
                                                    -----------     -----------     -----------     -----------
   (Loss) income from discontinued operations           (88,383)          1,659        (214,931)          1,898
                                                    -----------     -----------     -----------     -----------
Net loss                                            $   (91,322)    $      (511)    $  (156,464)    $    (6,620)
                                                    ===========     ===========     ===========     ===========
Net (loss) income per share - basic:
   Continuing operations                            $     (0.07)    $     (0.05)    $      1.39     $     (0.21)
   Discontinued operations                                (2.11)           0.04           (5.13)           0.05
                                                    -----------     -----------     -----------     -----------
Net loss per share - basic                          $     (2.18)    $     (0.01)    $     (3.74)    $     (0.16)
                                                    ===========     ===========     ===========     ===========
Net (loss) income per share - diluted:
   Continuing operations                            $     (0.07)    $     (0.05)    $      1.38     $     (0.21)
   Discontinued operations                                (2.11)           0.04           (5.08)           0.05
                                                    -----------     -----------     -----------     -----------
Net loss per share - diluted                        $     (2.18)    $     (0.01)    $     (3.70)    $     (0.16)
                                                    ===========     ===========     ===========     ===========
Weighted average number of common shares
   outstanding                                       41,933,470      41,470,799      41,857,990      41,362,113
Common stock equivalents                                425,245         476,923         426,498         510,198
                                                    -----------     -----------     -----------     -----------
Weighted average number of common and
   common equivalent shares outstanding              42,358,715      41,947,722      42,284,488      41,872,311
                                                    ===========     ===========     ===========     ===========

                          See Notes to Quarterly Report


                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                               Retained      Accumulated
                                             Common Stock       Additional     Earnings         Other           Total
                                         --------------------     Paid-in    (Accumulated   Comprehensive   Stockholders'
                                           Shares      Amount     Capital       Deficit)        Income          Equity
                                         ----------   -------   ----------   ------------   -------------   -------------
28 WEEK PERIOD ENDED SEPTEMBER 8, 2007
Balance at beginning of period,
   as previously reported                41,589,195   $41,589    $212,868      $ 153,325       $ 22,888       $430,670
Cumulative impact of
   the adoption of FIN48                                                          24,421                        24,421
                                         ----------   -------    --------      ---------       --------       --------
Balance at beginning of period,
   as adjusted                           41,589,195    41,589     212,868        177,746         22,888        455,091
Net loss                                                                        (156,464)                     (156,464)
Other comprehensive income                                                                      139,185        139,185
Stock options exercised                     363,023       363       5,734                                        6,097
Tax benefit on stock options                                        1,776                                        1,776
Other share based awards                      6,597         7       5,297                                        5,304
                                         ----------   -------    --------      ---------       --------       --------
Balance at end of period                 41,958,815   $41,959    $225,675      $  21,282       $162,073       $450,989
                                         ==========   =======    ========      =========       ========       ========

28 WEEK PERIOD ENDED SEPTEMBER 9, 2006
Balance at beginning of period           41,148,987   $41,149    $497,193      $ 126,432       $  6,953       $671,727
Net loss                                                                          (6,620)                       (6,620)
Other comprehensive income                                                                       12,687         12,687
Cash dividends on common stock -
   $7.25 per share                                               (299,089)                                    (299,089)
Stock options exercised                     314,131       314       4,487                                        4,801
Other share based awards                     26,104        26       5,818                                        5,844
                                         ----------   -------    --------      ---------       --------       --------
Balance at end of period                 41,489,222   $41,489    $208,409      $ 119,812       $ 19,640       $389,350
                                         ==========   =======    ========      =========       ========       ========

COMPREHENSIVE INCOME (LOSS)

                                                                   12 Weeks Ended                  28 Weeks Ended
                                                           -----------------------------   -----------------------------
                                                           Sept. 8, 2007   Sept. 9, 2006   Sept. 8, 2007   Sept. 9, 2006
                                                           -------------   -------------   -------------   -------------
Net loss                                                     $(91,322)        $ (511)        $(156,464)       $(6,620)
                                                             --------         ------         ---------        -------
Foreign currency translation adjustment, net of tax             8,513            773            24,558         12,302
Net unrealized (loss) gain on investment
    securities, net of tax                                     (6,355)            --           115,385             --
Net unrealized gain on marketable securities, net of tax           --            499                22            385
Pension and other post-retirement benefits, net of tax           (381)            --              (780)            --
                                                             --------         ------         ---------        -------
Other comprehensive income, net of tax                          1,777          1,272           139,185         12,687
                                                             --------         ------         ---------        -------
Total comprehensive (loss) income                            $(89,545)        $  761         $ (17,279)       $ 6,067
                                                             ========         ======         =========        =======

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                             Net Unrealized   Net Unrealized       Pension        Accumulated
                                 Foreign         Gain on        (Loss) Gain        & Other           Other
                                Currency       Investment      on Marketable   Post-retirement   Comprehensive
                               Translation     Securities       Securities         Benefits          Income
                               -----------   --------------   --------------   ---------------   -------------
Balance at February 24, 2007     $ 9,710        $     --         $   (22)          $13,200          $ 22,888
Current period change             24,558         115,385              22              (780)          139,185
                                 -------        --------         -------           -------          --------
Balance at September 8, 2007     $34,268        $115,385         $    --           $12,420          $162,073
                                 =======        ========         =======           =======          ========
Balance at February 25, 2006     $12,874        $     --         $(1,015)          $(4,906)         $  6,953
Current period change             12,302              --             385                --            12,687
                                 -------        --------         -------           -------          --------
Balance at September 9, 2006     $25,176        $     --         $  (630)          $(4,906)         $ 19,640
                                 =======        ========         =======           =======          ========

                          See Notes to Quarterly Report


                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                        September 8, 2007   February 24, 2007
                                                                        -----------------   -----------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   76,208          $   86,194
   Restricted cash                                                             193,899              51,176
   Restricted marketable securities                                                 --              20,335
   Accounts receivable, net of allowance for doubtful accounts of
      $5,263 and $4,514 at September 8, 2007 and February 24, 2007,
      respectively                                                              84,138             117,082
   Inventories                                                                 314,162             411,370
   Prepaid expenses and other current assets                                    85,547              62,751
   Assets held for sale                                                         73,147                  --
                                                                            ----------          ----------
      Total current assets                                                     827,101             748,908
                                                                            ----------          ----------
Non-current assets:
   Property:
      Property owned                                                           764,312             919,322
      Property leased under capital leases                                      12,708              20,676
                                                                            ----------          ----------
   Property - net                                                              777,020             939,998
   Investment in Metro, Inc.                                                   391,371                  --
   Equity investment in Metro, Inc.                                                 --             368,871
   Other assets                                                                171,171              53,846
                                                                            ----------          ----------
Total assets                                                                $2,166,663          $2,111,623
                                                                            ==========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $       90          $   32,069
   Current portion of obligations under capital leases                           1,354               1,554
   Accounts payable                                                            164,517             197,500
   Book overdrafts                                                              28,691              31,833
   Accrued salaries, wages and benefits                                        100,753             115,719
   Accrued taxes                                                                34,778              34,452
   Other accruals                                                              154,231             145,264
                                                                            ----------          ----------
      Total current liabilities                                                484,414             558,391
                                                                            ----------          ----------
Non-current liabilities:
   Long-term debt                                                              220,960             284,214
   Long-term obligations under capital leases                                   28,731              29,938
   Long-term real estate liabilities                                           304,502             300,832
   Other non-current liabilities                                               677,067             507,578
                                                                            ----------          ----------
Total liabilities                                                            1,715,674           1,680,953
                                                                            ----------          ----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock--no par value; authorized - 3,000,000
      shares; issued - none                                                         --                  --
   Common stock--$1 par value; authorized - 80,000,000
      shares; issued and outstanding - 41,958,815 and 41,589,195
      shares at September 8, 2007 and February 24, 2007, respectively           41,959              41,589
   Additional paid-in capital                                                  225,675             212,868
   Accumulated other comprehensive income                                      162,073              22,888
   Retained earnings                                                            21,282             153,325
                                                                            ----------          ----------
Total stockholders' equity                                                     450,989             430,670
                                                                            ----------          ----------
Total liabilities and stockholders' equity                                  $2,166,663          $2,111,623
                                                                            ==========          ==========

                          See Notes to Quarterly Report


                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           28 Weeks Ended
                                                                   -----------------------------
                                                                   Sept. 8, 2007   Sept. 9, 2006
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(156,464)      $  (6,620)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Asset disposition initiatives                                    (20,985)          5,135
      Depreciation and amortization                                     89,960          95,219
      Income tax benefit                                                    --         (17,269)
      Loss (gain) on disposal of owned property and write-down
         of property, net                                                1,221         (10,941)
      Loss on disposal of discontinued operations                       48,804             151
      Other property impairments                                         1,114           2,565
      Loss on sale of Canadian operations                                  286             291
      Other share based awards                                           5,304           5,844
      Equity in earnings of Metro, Inc.                                 (7,869)        (19,817)
      Proceeds from dividends from Metro, Inc.                              --           3,408
      Gain on sale of shares of Metro, Inc.                            (78,388)             --
   Other changes in assets and liabilities:
      Decrease in receivables                                           33,004          69,415
      Decrease in inventories                                           71,560           5,195
      Increase in prepaid expenses and other current assets            (10,795)        (11,791)
      Increase in other assets                                          (9,024)         (2,811)
      Decrease in accounts payable                                     (29,589)        (18,534)
      Decrease in accrued salaries, wages, benefits and taxes          (16,151)        (15,362)
      Increase (decrease) in other accruals                              8,962         (49,763)
      Increase (decrease) in other non-current liabilities              70,009         (19,596)
      Other operating activities, net                                    2,704           2,147
                                                                     ---------       ---------
Net cash provided by operating activities                                3,663          16,866
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                           (79,760)       (120,346)
   Proceeds from disposal of property                                   74,355          19,768
   Disposal related expenditures for sale of Canadian operations          (286)           (291)
   (Increase) decrease in restricted cash                             (142,723)         68,963
   Proceeds from the sale of shares of Metro, Inc.                     203,492              --
   Purchases of marketable securities                                       --        (148,700)
   Proceeds from maturities of marketable securities                    20,446         230,904
                                                                     ---------       ---------
Net cash provided by investing activities                               75,524          50,298
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                            388,700         624,900
   Principal payments on revolving lines of credit                    (451,900)       (540,900)
   Principal payments on long-term borrowings                          (31,955)            (46)
   Long term real estate liabilities                                     3,670            (861)
   Principal payments on capital leases                                 (2,284)         (2,891)
   (Decrease) increase in book overdrafts                               (3,142)            543
   Deferred financing fees                                                (142)           (105)
   Dividends paid                                                           --        (299,089)
   Tax benefit on stock options                                          1,776              --
   Proceeds from exercises of stock options                              6,097           4,801
                                                                     ---------       ---------
Net cash used in financing activities                                  (89,180)       (213,648)
   Effect of exchange rate changes on cash and cash equivalents              7             145
                                                                     ---------       ---------
Net decrease in cash and cash equivalents                               (9,986)       (146,339)
Cash and cash equivalents at beginning of period                        86,194         229,589
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $  76,208       $  83,250
                                                                     =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                               $   9,375       $  12,953
Cash paid during the year for income taxes                           $   1,658       $   4,726

                          See Notes to Quarterly Report


                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006, Consolidated Statements of Stockholders' Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the 28 weeks ended September 8, 2007 and September 9, 2006, and the Consolidated Balance Sheets at September 8, 2007 and February 24, 2007 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2006 Annual Report on Form 8-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. Intercompany accounts and transactions have been eliminated.

Our Company used the equity method of accounting for our investment in Metro, Inc. through March 13, 2007 as we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. However, as a result of the sale of 6,350,000 shares of our holdings in Metro, Inc. on March 13, 2007, our Company currently records our investment in Metro, Inc. under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We classify our investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at September 8, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc.

As discussed in Note 7 - Discontinued Operations, the criteria necessary to classify the operations for the Midwest and the Greater New Orleans area as discontinued have been satisfied and as such, have been reclassified in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006.

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

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24.4 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from (provision for) income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to
Note 11 - Income Taxes for further discussion.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ending February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. We are currently evaluating which of the two transition methods to use and when we will adopt the change in measurement date. Refer to Note 10 - Retirement Plans and Benefits for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

3. DEFINITIVE MERGER AGREEMENT WITH PATHMARK STORES, INC.

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. For further details regarding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

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

The boards of both A&P and Pathmark have unanimously approved the transaction. Both Yucaipa Companies and Tengelmann have entered into voting agreements to support the transaction. This transaction is expected to be completed during the second half of fiscal 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions.

4. INVESTMENT IN METRO, INC.

On March 13, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold 6,350,000 shares of our holdings in Metro, Inc. for proceeds of approximately $203.5 million resulting in a net gain of $78.4 million. Of the total proceeds received, $190.4 million are being held as restricted cash to collateralize our outstanding letters of credit. After the sale, our Company continues to hold 11,726,645 Class A subordinate shares of Metro, Inc, representing approximately 10.17% of the outstanding shares of Metro, Inc. as of its third quarter ended July 7, 2007.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company records our investment in Metro, Inc. under SFAS 115 and classifies our investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at September 8, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. Previous to March 13, 2007, we used the equity method of accounting to account for our investment in Metro, Inc. on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement.

The following table summarizes the status and results of our Company's investment in Metro, Inc. from February 24, 2007 through September 8, 2007:


Equity investment at February 24, 2007   $ 368,871
Equity earnings in Metro, Inc.               7,869
                                         ---------
Equity investment at March 13, 2007        376,740
Sale of shares of Metro, Inc.             (128,298)
Unrealized gain on investment              115,385
Foreign currency translation                27,544
                                         ---------
Investment at September 8, 2007          $ 391,371
                                         =========

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, we recorded nil and $7.9 million during the 12 and 28 weeks ended September 8, 2007, respectively, and $11.9 million and $19.8 million during the 12 and 28 weeks ended September 9, 2006, respectively, in equity earnings relating to our equity investment in Metro, Inc. and included these amounts in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, for the 12 and 28 weeks ended September 8, 2007, we recorded dividend income of $1.2 million and $2.5 million, respectively, based on Metro, Inc.'s dividend declaration on April 17, 2007 and August 8, 2007. These amounts are included in "Interest and dividend income" on our Consolidated Statements of Operations. There was no such income for the 12 and 28 weeks ended September 9, 2006, as dividends received were recorded as a reduction of the investment balance under the equity method of accounting.

Metro, Inc.'s summarized financial information, derived from its unaudited second quarter ended March 17, 2007 and unaudited third quarter ended July 1, 2006 financial statements, is as follows (in millions):

                                       12 Weeks Ended   16 Weeks Ended   40 Weeks Ended
                                       March 17, 2007    July 1, 2006     July 1, 2006
                                       --------------   --------------   --------------
Income statement:
Net sales                                 $2,096.5         $2,976.3         $7,334.3
                                          ========         ========         ========
Cost of sales and operating expenses      $1,967.1         $2,801.3         $6,921.7
                                          ========         ========         ========
Net income                                $   55.0         $   75.9         $  154.4
                                          ========         ========         ========

5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND AVAILABLE-FOR-SALE SECURITIES

At September 8, 2007 and February 24, 2007, we had $193.9 million and $51.2 million, respectively, in restricted cash, of which $190.2 million and $47.6 million, respectively, was held in a money market fund, and can only be used as collateral for our Letter of Credit Agreement that we entered into during fiscal 2005. The remaining amounts of $3.7 million and $3.6 million, respectively, represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

Effective March 13, 2007, in accordance with FAS 115, we record changes in the fair value of our investment in Metro, Inc. as unrealized gains or losses, net of tax, and as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets based on the close price of Metro, Inc. at the end of our reporting period.

The following is a summary of cash, cash equivalents, restricted cash and available-for-sale securities at September 8, 2007 and February 24, 2007:


                                                              At September 8, 2007
                                                -----------------------------------------------
                                                               Gross        Gross     Estimated
                                                Amortized   Unrealized   Unrealized      Fair
                                                  Costs        Gains       Losses       Value
                                                ---------   ----------   ----------   ---------
CLASSIFIED AS:
Cash                                             $ 73,919    $     --        $--       $ 73,919
Cash equivalents:
   Money market funds                               2,289          --         --          2,289
                                                 --------    --------        ---       --------
Total cash and cash equivalents                    76,208          --         --         76,208
                                                 --------    --------        ---       --------
Restricted cash                                   193,899          --         --        193,899
Available-for-sale securities:
   Investment in Metro, Inc.                      275,986     115,385         --        391,371
                                                 --------    --------        ---       --------
Total cash, cash equivalents, restricted cash
   and available-for-sale securities             $546,093    $115,385        $--       $661,478
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


Gross realized gains or losses on sales of investments were nil and $78.5 million for the 12 and 28 weeks ended September 8, 2007, respectively, and nil and $0.05 million for the 28 weeks ended September 9, 2006, respectively.

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

During the 12 and 28 weeks ended September 8, 2007 we recorded impairment losses on long-lived assets of $2.9 million and $53.1 million, respectively. During the 12 and 28 weeks ended September 9, 2006, we recorded impairment losses on long-lived assets of $1.3 million and $3.6 million, respectively.

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 8, 2007, we recorded impairment losses on property of $0.6 million and $1.1 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $1.3 million and $2.5 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 28 weeks ended September 9, 2006, respectively. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our Asset Disposition Initiatives

During the 12 and 28 weeks ended September 9, 2006, we recorded impairment losses on property of nil and $1.1 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in
Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 9, 2006. There were no such amounts recorded for the 12 and 28 weeks ended September 8, 2007.

Impairments related to our discontinued operations

During the 12 and 28 weeks ended September 8, 2007, we recorded impairment losses of $2.3 million and $52.0 million, respectively, related to our discontinued operations as a result of our exit of the Greater New Orleans and Midwest markets as discussed in Note 7 - Discontinued Operations. These amounts were included in our Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations, net of tax" for the 12 and 28 weeks ended September 8, 2007. There were no such charges for the 12 and 28 weeks ended September 9, 2006.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

7. DISCONTINUED OPERATIONS


On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on one location. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $58.9 million during the 12 weeks ended September 8, 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods. We also recorded a curtailment gain of approximately $3.0 million reflecting a reduction in the estimated future costs of previously recorded postretirement benefits. This reduction is a result of the termination of certain employees in the Midwest who did not meet the eligibility requirements for these benefits before their termination.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Subsequent to our second quarter end, on September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in this area to Rouse's Supermarket. The remaining stores are being sold to independent buyers. These transactions are expected to be completed during the second half of fiscal 2007 and are subject to customary closing conditions.

Upon the decision to pursue the sale of these stores, we applied the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to these businesses. SFAS 144 requires that once properties are identified as held for sale, they are no longer depreciated, valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell, and reclassified as a current asset to "Assets held for sale" on our Consolidated Balance Sheets. As of our balance sheet date, the criteria set forth by SFAS 144 to reclassify these assets as properties held for sale had been met for all stores in the Midwest and the Greater New Orleans area. These assets, including inventory relating to these properties held for sale, have been aggregated and presented on the Consolidated Balance Sheet as "Assets held for sale" at September 8, 2007. In addition, in accordance with SFAS 144, the criteria necessary to classify these operations as discontinued have been satisfied for the Midwest and the Greater New Orleans area and as such, have been reclassified in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006.

In applying the provisions of SFAS 144, we estimated the assets' fair market value based upon expected proceeds less costs to sell and recorded impairment losses on the property, plant and equipment for the 12 and 28 weeks ended September 8, 2007 of $2.3 million and $52.0 million, respectively, and is included in "Loss on disposal of discontinued businesses, net of tax" on our Consolidated Statements of Operations.


An analysis of "Assets held for sale" on our Consolidated Balance Sheet at September 8, 2007 is as follows:

Inventories           $24,258
Property owned, net    48,889
                      -------
                      $73,147
                      =======

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

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "Loss from operations of discontinued businesses, net of tax" for the 12 and 28 weeks ending September 8, 2007 and September 9, 2006.

                                                               12 weeks ended September 8, 2007
                                         ---------------------------------------------------------------------------
                                          Greater
                                            New      Midwest    Midwest   Midwest    Northern
                                          Orleans      2007       2005      2004    New England   Kohl's     Total
                                         --------   ---------   -------   -------   -----------   ------   ---------
INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 80,450   $  24,742    $   --    $  --        $--       $  --    $ 105,192
Operating expenses                        (77,110)   (118,378)    4,271     (161)        --        (161)    (191,539)
                                         --------   ---------    ------    -----        ---       -----    ---------
Income (loss) from operations of
   discontinued businesses, before tax      3,340     (93,636)    4,271     (161)        --        (161)     (86,347)
                                         --------   ---------    ------    -----        ---       -----    ---------
Tax benefit                                    --          --        --       --         --          --           --
                                         --------   ---------    ------    -----        ---       -----    ---------
Income (loss) from operations of
   discontinued businesses, net of tax   $  3,340   $ (93,636)   $4,271    $(161)       $--       $(161)   $ (86,347)
                                         ========   =========    ======    =====        ===       =====    =========

DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Non-accruable closing costs              $    (13)  $  (3,465)   $   --    $  --        $--       $  --    $  (3,478)
Occupancy related costs                        --     (58,913)    5,084       --         --          --      (53,829)
Inventory related costs                        --      (3,086)       --       --         --          --       (3,086)
Lease termination costs                      (822)        214        --       --         --          --         (608)
Pension withdrawal costs                       --     (14,000)       --       --         --          --      (14,000)
Curtailment gain                               --       3,000        --       --         --          --        3,000
Interest accretion on present value
   of future occupancy costs                 (197)     (1,604)     (813)    (161)        --        (161)      (2,936)
                                         --------   ---------    ------    -----        ---       -----    ---------
Total disposal related costs             $ (1,032)  $ (77,854)   $4,271    $(161)       $--       $(161)   $ (74,937)
                                         ========   =========    ======    =====        ===       =====    =========

(LOSS) GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Property impairments                     $     --   $  (2,311)   $   --    $  --        $--       $  --    $  (2,311)
Gain on sale of fixed assets                   --         275        --       --         --          --          275
                                         --------   ---------    ------    -----        ---       -----    ---------
Loss on disposal  of discontinued
   business, before tax                        --      (2,036)       --       --         --          --       (2,036)
                                         --------   ---------    ------    -----        ---       -----    ---------
Tax benefit                                    --          --        --       --         --          --           --
                                         --------   ---------    ------    -----        ---       -----    ---------
Loss on disposal of discontinued
   operations, net of tax                $     --   $  (2,036)   $   --    $  --        $--       $  --    $  (2,036)
                                         ========   =========    ======    =====        ===       =====    =========


                                                               12 weeks ended September 9, 2006
                                         ---------------------------------------------------------------------------
                                          Greater
                                            New      Midwest    Midwest   Midwest     Northern
                                          Orleans      2007       2005      2004    New England   Kohl's     Total
                                         --------   ---------   -------   -------   -----------   ------   ---------
INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 94,760   $ 240,631    $   --    $  --       $ --        $ --    $ 335,391
Operating expenses                        (90,570)   (244,726)    1,318     (171)       (11)          8     (334,152)
                                         --------   ---------    ------    -----       ----        ----    ---------
Income (loss) from operations of
   discontinued businesses, before tax      4,190      (4,095)    1,318     (171)       (11)          8        1,239
                                         --------   ---------    ------    -----       ----        ----    ---------
Tax benefit (provision)                     1,605      (1,569)      505      (65)        (4)          3          475
                                         --------   ---------    ------    -----       ----        ----    ---------
Income (loss) from operations of
   discontinued businesses, net of tax   $  5,795   $  (5,664)   $1,823    $(236)      $(15)       $ 11    $   1,714
                                         ========   =========    ======    =====       ====        ====    =========

DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Severance and benefits                   $     --   $      --    $   --    $  --       $ --        $146    $     146
Non-accruable closing costs                    --          --       (24)      --        (11)        (46)         (81)
Occupancy related costs                     1,972        (481)    2,183       --         --          --        3,674
Interest accretion on present value
   of future occupancy costs                 (269)       (118)     (841)    (171)        --         (92)      (1,491)
                                         --------   ---------    ------    -----       ----        ----    ---------
Total disposal related costs             $  1,703   $    (599)   $1,318    $(171)      $(11)       $  8    $   2,248
                                         ========   =========    ======    =====       ====        ====    =========

LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Property impairments                     $     --   $      --    $   --    $  --       $ --        $ --    $      --
(Loss) gain on sale of fixed assets            (3)        (83)       46       --         --          --          (40)
                                         --------   ---------    ------    -----       ----        ----    ---------
Loss on disposal of discontinued
   business, before tax                        (3)        (83)       46       --         --          --          (40)
                                         --------   ---------    ------    -----       ----        ----    ---------
Tax benefit (provision)                        (1)        (31)       17       --         --          --          (15)
                                         --------   ---------    ------    -----       ----        ----    ---------
(Loss) income on disposal of
   discontinued operations, net of tax   $     (4)  $    (114)   $   63    $  --       $ --        $ --    $     (55)
                                         ========   =========    ======    =====       ====        ====    =========


                                                                28 weeks ended September 8, 2007
                                         -----------------------------------------------------------------------------
                                           Greater
                                             New      Midwest    Midwest   Midwest     Northern
                                           Orleans      2007       2005      2004    New England    Kohl's     Total
                                         ---------   ---------   -------   -------   -----------   -------   ---------
INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 195,021   $ 332,498   $    --    $  --        $--       $    --   $ 527,519
Operating expenses                        (192,557)   (503,865)    4,566     (301)        --        (1,489)   (693,646)
                                         ---------   ---------   -------    -----        ---       -------   ---------
Income (loss) from operations of
   discontinued businesses, before tax       2,464    (171,367)    4,566     (301)        --        (1,489)   (166,127)
                                         ---------   ---------   -------    -----        ---       -------   ---------
Tax benefit                                     --          --        --       --         --            --          --
                                         ---------   ---------   -------    -----        ---       -------   ---------
Income (loss) from operations of
   discontinued businesses,
      net of tax                         $   2,464   $(171,367)  $ 4,566    $(301)       $--       $(1,489)  $(166,127)
                                         =========   =========   =======    =====        ===       =======   =========

DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Severance and benefits                   $    (403)  $ (23,501)  $    --    $  --        $--       $    --   $ (23,904)
Non-accruable closing costs                    (20)     (3,499)       --       --         --            --      (3,519)
Occupancy related costs                       (738)    (58,913)    6,467       80         --        (1,232)    (54,336)
Inventory related costs                         --      (3,086)       --       --         --            --      (3,086)
Lease termination costs                       (822)       (630)       --       --         --            --      (1,452)
Pension withdrawal costs                        --     (57,007)       --       --         --            --     (57,007)
Curtailment gain                                --       3,000        --       --         --            --       3,000
Interest accretion on present value
   of future occupancy costs                  (476)     (1,741)   (1,901)    (381)        --          (257)     (4,756)
                                         ---------   ---------   -------    -----        ---       -------   ---------
Total disposal related costs             $  (2,459)  $(145,377)  $ 4,566    $(301)       $--       $(1,489)  $(145,060)
                                         =========   =========   =======    =====        ===       =======   =========

(LOSS) GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Property impairments                     $ (14,896)  $ (37,118)  $    --    $  --        $--       $    --   $ (52,014)
Gain on sale of fixed assets                    79       3,131        --       --         --            --       3,210
                                         ---------   ---------   -------    -----        ---       -------   ---------
Loss on disposal of discontinued
   business, before tax                    (14,817)    (33,987)       --       --         --            --     (48,804)
                                         ---------   ---------   -------    -----        ---       -------   ---------
Tax benefit                                     --          --        --       --         --            --          --
                                         ---------   ---------   -------    -----        ---       -------   ---------
Loss on disposal of discontinued
   operations, net of tax                $ (14,817)  $ (33,987)  $    --    $  --        $--       $    --   $ (48,804)
                                         =========   =========   =======    =====        ===       =======   =========


                                                               28 weeks ended September 9, 2006
                                         -----------------------------------------------------------------------------
                                           Greater
                                             New      Midwest    Midwest   Midwest     Northern
                                           Orleans      2007       2005      2004    New England    Kohl's     Total
                                         ---------   ---------   -------   -------   -----------   -------   ---------
INCOME (LOSS) FROM OPERATIONS OF
   DISCONTINUED BUSINESSES
Sales                                    $ 227,227   $ 581,964   $    --    $   --      $ --       $    --   $ 809,191
Operating expenses                        (217,975)   (586,900)   (4,912)    2,616       (25)         (661)   (807,857)
                                         ---------   ---------   -------    ------      ----       -------   ---------
Income (loss) from operations of
   discontinued businesses, before tax       9,252      (4,936)   (4,912)    2,616       (25)         (661)      1,334
                                         ---------   ---------   -------    ------      ----       -------   ---------
Tax (provision) benefit                      5,357      (2,858)   (2,844)    1,515       (14)         (383)        773
                                         ---------   ---------   -------    ------      ----       -------   ---------
Income (loss) from operations of
   discontinued businesses, net of tax   $  14,609   $  (7,794)  $(7,756)   $4,131      $(39)      $(1,044)  $   2,107
                                         =========   =========   =======    ======      ====       =======   =========

DISPOSAL RELATED COSTS INCLUDED
   IN OPERATING EXPENSES ABOVE:
Severance and benefits                   $      --   $      --   $    20    $   --      $ --       $   146   $     166
Non-accruable closing costs                   (158)         --       (93)       --       (25)          (42)       (318)
Occupancy related costs                      1,886        (235)   (2,857)    3,021        --          (541)      1,274
Interest accretion on present value
   of future occupancy costs                  (663)       (284)   (1,982)     (405)       --          (224)     (3,558)
                                         ---------   ---------   -------    ------      ----       -------   ---------
Total disposal related costs             $   1,065   $    (519)  $(4,912)   $2,616      $(25)      $  (661)  $  (2,436)
                                         =========   =========   =======    ======      ====       =======   =========

LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS
Property impairments                     $      --   $      --   $    --    $   --      $ --       $    --   $      --
Loss on sale of fixed assets                   (19)        (86)      (46)       --        --            --        (151)
                                         ---------   ---------   -------    ------      ----       -------   ---------
Loss on disposal of discontinued
   business, before tax                        (19)        (86)      (46)       --        --            --        (151)
                                         ---------   ---------   -------    ------      ----       -------   ---------
Tax benefit                                     (7)        (33)      (18)       --        --            --         (58)
                                         ---------   ---------   -------    ------      ----       -------   ---------
Loss on disposal of discontinued
   operations, net of tax                $     (26)  $    (119)  $   (64)   $   --      $ --       $    --   $    (209)
                                         =========   =========   =======    ======      ====       =======   =========

GREATER NEW ORLEANS

As previously stated, on May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Subsequent to our second quarter end, on September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in this area to Rouse's Supermarket. The remaining stores are being sold to independent buyers.

During the 12 and 28 weeks ended September 8, 2007, we incurred pre-tax disposal related costs for our operations in this region of $1.0 million and $2.5 million, respectively, related to severance and benefits, occupancy related costs and lease termination costs. During the 12 and 28 weeks ended September 9, 2006, we recorded pre-tax reversals of occupancy related costs for our operations in this region of $1.7 million and $1.1 million, respectively. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we incurred pre-tax costs for property impairments of nil and $14.9 million offset by a pre-tax gain on the sale of fixed assets of nil and $0.1 million for the 12 and 28 weeks ended September 8, 2007, respectively. We also recorded a pre-tax loss on the sale of fixed assets of $0.003 million and $0.02 million, respectively, for the 12 and 28 weeks ended September 9, 2006, which were included in "Loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations.

We paid $0.3 million of the total net severance and benefits charges from the time of the original charges through September 8, 2007. The remaining severance liability of $0.1 million at September 8, 2007 relates to expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2008. This liability was included in "Accrued salaries, wages and benefits" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $0.1 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the severance and benefits and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2007

As previously stated, on April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores.

During the 12 and 28 weeks ended September 8, 2007, we incurred pre-tax disposal related costs for our operations in this region of $77.9 million and $145.4 million, respectively, primarily related to pension withdrawal costs, severance, inventory costs and occupancy related costs. During the 12 and 28 weeks ended September 9, 2006, we incurred pre-tax disposal related costs for our operations in this region of $0.6 million and $0.5 million, respectively, related to occupancy costs. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we incurred pre-tax costs for property impairments of $2.3 million and $37.1 million offset by a pre-tax gain on the sale of fixed assets of $0.3 million and $3.1 million for the 12 and 28 weeks ended September 8, 2007, respectively. For the 12 and 28 weeks ended September 9, 2006, we recorded a pre-tax loss on the sale of fixed assets of $0.1 million and $0.1 million, respectively, which were included in "Loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity to date related to the charges recorded for the sale or closing of these facilities:

                                           Severance
                                              and
                               Occupancy    Benefits     Total
                               ---------   ---------   ---------
Original charge (1)            $  68,440   $  66,508   $ 134,948
   Additions (2)                   1,514      14,000      15,514
   Utilization (3)                (7,158)    (15,378)    (22,536)
                               ---------   ---------   ---------
Balance at September 8, 2007   $  62,796   $  65,130   $ 127,926
                               =========   =========   =========

(1) The original charge to occupancy of $68.4 million during the 28 weeks ended September 8, 2007 represents charges related to closures of 33 stores in conjunction with our decision to close stores in the Midwest. The original charge to severance and benefits during the 28 weeks ended September 8, 2007 of $66.5 million related to (i.) individual severings and retention incentives that were accrued as earned of $23.5 million as a result of the sale or closing of these facilities and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $43.0 million.

(2) The additions to occupancy during the 28 weeks ended September 8, 2007 represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additions to severance and benefits during the 28 weeks ended September 8, 2007 relates to additional costs for future obligations for early withdrawal from multi-employer union pension plans.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance and real estate taxes. Severance and benefits utilization represents payments made to terminated employees during the period.


We paid $7.2 million of the total occupancy charges from the time of the original charge through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $62.8 million relates to expected future payments under long term leases and is expected to be paid out in full by 2024. We paid $15.4 million of the total net severance and benefits charges from the time of the original charges through September 8, 2007. The remaining severance and benefits liability of $65.1 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2026.

As of September 8, 2007 approximately $8.1 million of the liability was included in "Accrued salaries, wages and benefits," $21.9 million was included in "Other accruals" and $97.9 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $127.9 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the severance and benefits and pension withdrawal liabilities and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2005

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of September 8 2007.

During the 12 and 28 weeks ended September 8, 2007, we recorded pre-tax reversals of occupancy related costs for our operations in this region of $4.3 million and $4.6 million, respectively. During the 12 weeks ended September 9, 2006, we recorded pre-tax reversals of occupancy related costs for our operations in this region of $1.3 million and during the 28 weeks ended September 9, 2006, we incurred pre-tax disposal related costs for our operations in this region of $4.9 million primarily related to occupancy costs. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we recorded a pre-tax gain on the sale of fixed assets of $0.1 million and a pre-tax loss on the sale of fixed assets of $0.1 million, respectively, for the 12 and 28 weeks ended September 9, 2006, which were included in "Loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations. There were no such similar costs recorded for the 12 and 28 weeks ended September 8, 2007


The following table summarizes the activity to date related to the charges recorded for these store closures:

                                           Severance
                                              and
                               Occupancy    Benefits     Total
                               ---------   ---------   --------
Original charge (1)            $ 14,766     $ 1,337    $ 16,103
   Additions (2)                 75,259       1,373      76,632
   Utilization (3)               (9,538)     (2,439)    (11,977)
   Adjustment (4)                 9,153         (44)      9,109
                               --------     -------    --------
Balance at February 25, 2006   $ 89,640     $   227    $ 89,867
   Additions (2)                  3,567          --       3,567
   Utilization (3)              (14,065)       (211)    (14,276)
   Adjustment (4)                 3,969         (16)      3,953
                               --------     -------    --------
Balance at February 24, 2007   $ 83,111     $    --    $ 83,111
   Additions (2)                  1,901          --       1,901
   Utilization (3)               (7,394)         --      (7,394)
   Adjustment (4)                (6,467)         --      (6,467)
                               --------     -------    --------
Balance at September 8, 2007   $ 71,151     $    --    $ 71,151
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

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to store occupancy during fiscal 2006 and the 28 weeks ended September 8, 2007 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additional charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.05 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $4.0 million due to changes in our estimation of such future costs and changes to our estimate to terminate certain leases, partially offset by the favorable result of terminating a lease on one property. We also recorded a decrease of $0.02 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 28 weeks ended September 8, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $6.5 million due to changes in our estimation of such future costs.

We paid $31.0 million of the total occupancy charges from the time of the original charge through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $71.2 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $2.6 million of the total net severance charges from the time of the original charges through September 8, 2007, which resulted from the termination of approximately 125 employees. The severance liability has been fully utilized as of September 8, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 28 weeks ended September 8, 2007 and September 9, 2006.

At September 8, 2007 and February 24, 2007, approximately $20.0 million and $22.4 million, respectively, of the liability was included in "Other accruals" and $51.2 million and $60.7 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.


We have evaluated the reserve balances as of September 8, 2007 of $71.2 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2004

During the 12 and 28 weeks ended September 8, 2007, we incurred pre-tax disposal related costs for our operations in this region of $0.2 million and $0.3 million, respectively, related to occupancy costs. During the 12 weeks ended September 9, 2006, we incurred pre-tax disposal related costs for our operations in this region of $0.2 million and we recorded pre-tax reversals of occupancy related costs of $2.6 million during the 28 weeks ended September 9, 2006. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                           Severance
                                               and
                               Occupancy    Benefits    Total
                               ---------   ---------   -------
Balance at February 28, 2004    $19,962     $ 4,819    $24,781
Addition (1)                        687          --        687
Utilization (2)                  (4,747)     (4,813)    (9,560)
                                -------     -------    -------
Balance at February 26, 2005    $15,902     $     6    $15,908
Addition (1)                        710          --        710
Utilization (2)                  (2,738)         (6)    (2,744)
Adjustment (3)                    4,376          --      4,376
                                -------     -------    -------
Balance at February 25, 2006    $18,250     $    --    $18,250
Addition (1)                        741          --        741
Utilization (2)                  (1,656)         --     (1,656)
Adjustment (3)                   (3,021)         --     (3,021)
                                -------     -------    -------
Balance at February 24, 2007    $14,314     $    --    $14,314
Addition (1)                        381          --        381
Utilization (2)                    (527)         --       (527)
Adjustment (3)                      (80)         --        (80)
                                -------     -------    -------
Balance at September 8, 2007    $14,088     $    --    $14,088
                                =======     =======    =======

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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs. During the 28 weeks ended September 8, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.1 million due to changes in our estimation of such future costs.

We paid $10.8 million of the total occupancy charges from the time of the original charge through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $14.1 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through September 8, 2007, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 12 and 28 weeks ended September 8, 2007 or September 9, 2006.

At September 8, 2007 and February 24, 2007, approximately $1.3 million and $1.3 million, respectively, of the liability was included in "Other accruals" and $12.8 million and $13.0 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $14.1 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

NORTHERN NEW ENGLAND

During the 12 and 28 weeks ended September 9, 2006, we incurred additional costs in this region subsequent to the sale of these stores of $0.01 million and $0.02 million, respectively, primarily related to adjustments as a result of changes in estimates. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 9, 2006. There were no such similar costs recorded for the 12 and 28 weeks ended September 8, 2007

KOHL'S MARKET

During the 12 and 28 weeks ended September 8, 2007, we recorded costs of $0.2 million and $1.5 million, respectively, due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments to occupancy related costs as a result of changes in estimates. During the 12 and 28 weeks ended September 9, 2006, we recorded costs of nil and $0.7 million, respectively, primarily due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments as a result of changes in estimates. These amounts were included in "Loss from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006.


The following table summarizes the reserve activity related to the exit of the Kohl's market over the last three fiscal years:

                                           Severance
                                               and      Fixed
                               Occupancy    Benefits   Assets    Total
                               ---------   ---------   ------   -------
Balance at February 28, 2004    $19,039     $ 4,834    $  --    $23,873
   Additions (1)                    688          52      602      1,342
   Utilization (2)               (1,918)     (2,201)    (602)    (4,721)
   Adjustments (3)                 (354)         --       --       (354)
                                -------     -------    -----    -------
Balance at February 26, 2005    $17,455     $ 2,685    $  --    $20,140
   Additions (1)                    562          44       --        606
   Utilization (2)               (3,235)     (2,128)      --     (5,363)
   Adjustments (3)               (4,299)        582       --     (3,717)
                                -------     -------    -----    -------
Balance at February 25, 2006    $10,483     $ 1,183    $  --    $11,666
   Additions (1)                    385           4       --        389
   Utilization (2)               (2,504)     (1,041)      --     (3,545)
   Adjustments (3)                 (416)       (146)      --       (562)
                                -------     -------    -----    -------
Balance at February 24, 2007    $ 7,948     $    --    $  --    $ 7,948
   Additions (1)                    257          --       --        257
   Utilization (2)               (1,005)         --       --     (1,005)
   Adjustments (3)                1,232          --       --      1,232
                                -------     -------    -----    -------
Balance at September 8, 2007    $ 8,432     $    --    $  --    $ 8,432
                                =======     =======    =====    =======

(1) The fiscal 2004, fiscal 2005, fiscal 2006 and the 28 weeks ended September 8, 2007 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. In fiscal 2004, the addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.

(2) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During fiscal 2006, we recorded adjustments for (i.) a reduction in vacancy related costs for our properties due to favorable results of terminating leases at certain locations of $0.7 million partially offset by changes in our estimation of such future costs of $0.3 million and (ii.) a reversal of previously accrued pension withdrawal payments of $0.1 million that were no longer required to be paid. During the 28 weeks ended September 8, 2007, we recorded adjustments for additional vacancy related costs for our properties of $1.2 million due to changes in our estimation of such future costs.

We paid $14.0 million of the total occupancy charges from the time of the original charge through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $8.4 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.6 million of the total original severance and benefits charges from the time of the original charges through September 8, 2007, which resulted from the termination of approximately 2,000 employees. At September 8, 2007, there are no future obligations for severance and benefits.

At September 8, 2007 and February 24, 2007, $1.9 million and $2.3 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $6.5 million and $5.6 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.


We have evaluated the liability balance of $8.4 million as of September 8, 2007 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

8. ASSET DISPOSITION INITIATIVES

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

                                                          12 weeks ended September 8, 2007
                 ------------------------------------------------------------------------------------------------------------------
                         Project                 2001
                      Great Renewal       Asset Disposition           Distribution 2005                        Totals
                 ----------------------  -------------------  ---------------------------------  ----------------------------------
                   NE*     MW*   Total     NE    GNO*  Total     NE        MW     GNO    Total      NE        MW     GNO     Total
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
BALANCE SHEET
   ACCRUALS
Vacancy          $    --  $ --  $    --  $ 242  $  --  $ 242  $   (109)  $(2,631) $--  $ (2,740) $    133  $(2,631) $  --  $ (2,498)
PV Interest          100    19      119     93    171    264        12        28    5        45       205       47    176       428
Severance             --    --       --     --     --     --        26        --   --        26        26       --     --        26
Pension
   withdrawal
   costs              --    --       --     --     --     --       726        --   --       726       726       --     --       726
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
Total accrued
   to balance
   sheet             100    19      119    335    171    506       655    (2,603)   5    (1,943)    1,090   (2,584)   176    (1,318)
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
NON-ACCRUABLE
   ITEMS
   RECORDED ON
   STATEMENTS
   OF
   OPERATIONS
Proceeds from
   lease
   termination    (1,100)   --   (1,100)    --     --     --        --        --   --        --    (1,100)      --     --    (1,100)
Gain on sale of
   property           --    --       --     --     --     --   (20,922)       --   --   (20,922)  (20,922)      --     --   (20,922)
Closing costs         --    --       --     --     --     --     1,415        --   --     1,415     1,415       --     --     1,415
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
Total
   non-
   accruable
   items          (1,100)   --   (1,100)    --     --     --   (19,507)       --   --   (19,507)  (20,607)      --     --   (20,607)
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
   Less PV
      interest      (100)  (19)    (119)   (93)  (171)  (264)      (12)      (28)  (5)      (45)     (205)     (47)  (176)     (428)
                 -------  ----  -------  -----  -----  -----  --------   -------  ---  --------  --------  -------  -----  --------
TOTAL AMOUNT
   RECORDED
   ON
   STATEMENTS
   OF
   OPERATIONS
   EXCLUDING
   PV INTEREST   $(1,100) $ --  $(1,100) $ 242  $  --  $ 242   (18,864)   (2,631) $--   (21,495)  (19,722) $(2,631) $  --  $(22,353)
                 =======  ====  =======  =====  =====  =====   =======    ======  ===   =======   =======  =======  =====  ========

* The headings in the tables included in Note 8 - Asset Disposition Initiatives have been indexed with the following abbreviations: Northeast
     (NE), Midwest (MW) and Greater New Orleans (GNO).


                                               12 weeks ended September 9, 2006
                 --------------------------------------------------------------------------------------------
                       Project               2001
                    Great Renewal     Asset Disposition       Distribution 2005               Totals
                 ------------------  -------------------  ------------------------  -------------------------
                   NE    MW   Total    NE    GNO   Total    NE    MW   GNO   Total    NE    MW    GNO   Total
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
BALANCE SHEET
   ACCRUALS
Vacancy          $(468) $ --  $(468) $  --  $  --  $  --  $ 871  $ --  $ --  $ 871  $ 403  $ --  $  --  $ 403
PV Interest        190    25    215    141    183    324     --    32    20     52    331    57    203    591
Severance          (95)   --    (95)    --     --     --   (406)   --    --   (406)  (501)   --     --   (501)
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
Total accrued
   to balance
   sheet          (373)   25   (348)   141    183    324    465    32    20    517    233    57    203    493
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
NON-ACCRUABLE
   ITEMS
   RECORDED ON
   STATEMENTS
   OF
   OPERATIONS
Loss (gain) on
   sale of
   property         --    --     --     --     --     --      7    --   (11)    (4)     7    --    (11)    (4)
Closing costs       --    --     --     --     --     --    156    --    --    156    156    --     --    156
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
Total
   non-
   accruable
   items            --    --     --     --     --     --    163    --   (11)   152    163    --    (11)   152
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
   Less PV
      interest    (190)  (25)  (215)  (141)  (183)  (324)    --   (32)  (20)   (52)  (331)  (57)  (203)  (591)
                 -----  ----  -----  -----  -----  -----  -----  ----  ----  -----  -----  ----  -----  -----
TOTAL AMOUNT
   RECORDED
   ON
   STATEMENTS
   OF
   OPERATIONS
   EXCLUDING PV
   INTEREST      $(563) $ --  $(563) $  --  $  --  $  --  $ 628  $ --  $(11) $ 617  $  65  $ --  $ (11) $  54
                 =====  ====  =====  =====  =====  =====  =====  ====  ====  =====  =====  ====  =====  =====


                                                          28 weeks ended September 8, 2007
                 ------------------------------------------------------------------------------------------------------------------
                                                 2001
                  Project Great Renewal   Asset Disposition            Distribution 2005                       Totals
                 ----------------------  -------------------  ---------------------------------  ----------------------------------
                    NE     MW    Total     NE   GNO    Total     NE        MW     GNO    Total      NE        MW     GNO     Total
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
BALANCE SHEET
   ACCRUALS
Vacancy          $  (351) $ --  $  (351) $  10  $  --  $  10  $   (957) $(2,631) $ --  $ (3,588) $ (1,298) $(2,631) $  --  $ (3,929)
PV Interest          247    46      293    219    411    630        28       69    19       116       494      115    430     1,039
Severance             --    --       --     --     --     --     1,511       --    --     1,511     1,511       --     --     1,511
Pension
   withdrawal
   costs              --    --       --     --     --     --       726       --    --       726       726       --     --       726
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
Total accrued
   to balance
   sheet            (104)   46      (58)   229    411    640     1,308   (2,562)   19    (1,235)    1,433   (2,516)   430      (653)
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
NON-ACCRUABLE
   ITEMS
   RECORDED ON
   STATEMENTS
   OF
   OPERATIONS
Proceeds from
   lease
   termination    (1,100)   --   (1,100)    --     --     --        --       --    --        --    (1,100)      --     --    (1,100)
Gain on sale of
   property           --    --       --     --     --     --   (20,824)      --    --   (20,824)  (20,824)      --     --   (20,824)
Closing costs         --    --       --     --     --     --     1,464       --    --     1,464     1,464       --     --     1,464
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
Total non-
   accruable
   items          (1,100)   --   (1,100)    --     --     --   (19,360)      --    --   (19,360)  (20,460)      --     --   (20,460)
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
   Less PV
     interest       (247)  (46)    (293)  (219)  (411)  (630)      (28)     (69)  (19)     (116)     (494)    (115)  (430)   (1,039)
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
TOTAL AMOUNT
   RECORDED ON
   STATEMENTS
   OF
   OPERATIONS
   EXCLUDING PV
   INTEREST       (1,451)   --   (1,451)    10     --     10   (18,080)  (2,631)   --   (20,711)  (19,521)  (2,631)    --   (22,152)
                 =======  ====  =======  =====  =====  =====   =======  =======  ====  ========  ========  =======  =====  ========
  Less closing
     costs            --    --       --     --     --     --    (1,464)      --    --    (1,464)   (1,464)      --     --    (1,464)
  Less vacancy
     costs
     included
     in
     discont-
     inued
     operations       --    --       --     --     --     --        --    2,631    --     2,631        --    2,631     --     2,631
                 -------  ----  -------  -----  -----  -----  --------  -------  ----  --------  --------  -------  -----  --------
TOTAL AMOUNT
   RECORDED ON
   STATEMENTS
   OF CASH
   FLOWS         $(1,451) $ --  $(1,451) $  10  $  --  $  10   (19,544) $    --  $ --   (19,544)  (20,985) $    --  $  --  $(20,985)
                 =======  ====  =======  =====  =====  =====  ========  =======  ====  ========  ========  =======  =====  ========


                                                            28 weeks ended September 9, 2006
                    ---------------------------------------------------------------------------------------------------------------
                     Project Great Renewal   2001 Asset Disposition        Distribution 2005                    Totals
                    ----------------------  -----------------------  -----------------------------  ------------------------------
                       NE     MW    Total      NE     GNO    Total      NE     MW    GNO     Total     NE      MW    GNO     Total
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  --------
BALANCE SHEET
   ACCRUALS
Vacancy             $(1,633) $ --  $(1,633) $ 4,433  $  --  $ 4,433  $ 1,744  $ --  $  --  $ 1,744  $ 4,544  $  --  $  --  $ 4,544
PV Interest             493    66      559      402    448      850        7    78     46      131      902    144    494    1,540
Severance               (95)   --      (95)      --     --       --      135    --     --      135       40     --     --       40
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
Total accrued
   to balance
   sheet             (1,235)   66   (1,169)   4,835    448    5,283    1,886    78     46    2,010    5,486    144    494    6,124
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
NON-ACCRUABLE
   ITEMS
   RECORDED ON
   STATEMENTS OF
   OPERATIONS
Property
   writeoffs             --    --       --       --     --       --    1,049    --     --    1,049    1,049     --     --    1,049
Inventory
   related costs         --    --       --       --     --       --     (505)   --    (66)    (571)    (505)    --    (66)    (571)
Loss (gain) on
   sale of
   property              --    --       --       --     --       --        7    --    (11)      (4)       7     --    (11)      (4)
Closing costs            --    --       --       --     --       --    1,853    --    222    2,075    1,853     --    222    2,075
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
Total non-
   accruable
   items                 --    --       --       --     --       --    2,404    --    145    2,549    2,404     --    145    2,549
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
     Less PV
       interest        (493)  (66)    (559)    (402)  (448)    (850)      (7)  (78)   (46)    (131)    (902)  (144)  (494)  (1,540)
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
TOTAL AMOUNT
   RECORDED ON
   STATEMENTS OF
   OPERATIONS
   EXCLUDING
   PV INTEREST       (1,728)   --   (1,728)   4,433     --    4,433    4,283    --    145    4,428    6,988     --    145    7,133
                    =======  ====  =======  =======  =====  =======  =======  ====  =====  =======  =======  =====  =====  =======
     Less
       closing
       costs             --    --       --       --     --       --   (1,853)   --   (222)  (2,075)  (1,853)    --   (222)  (2,075)
     Less costs
       included
       in
       discont-
       inued
       operations        --    --       --       --     --       --       --    --     77       77       --     --     77       77
                    -------  ----  -------  -------  -----  -------  -------  ----  -----  -------  -------  -----  -----  -------
TOTAL AMOUNT
   RECORDED ON
   STATEMENTS OF
   CASH FLOWS       $(1,728) $ --  $(1,728) $ 4,433  $  --  $ 4,433  $ 2,430  $ --  $  --  $ 2,430  $ 5,135  $  --  $  --  $ 5,135
                    =======  ====  =======  =======  =====  =======  =======  ====  =====  =======  =======  =====  =====  =======


PROJECT GREAT RENEWAL

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                Occupancy              Severance and Benefits                 Total
                       --------------------------   ----------------------------   --------------------------
                         U.S.    Canada    Total      U.S.     Canada     Total      U.S.    Canada    Total
                       -------   ------   -------   --------   ------   --------   -------   ------   -------
Balance at
   February 28, 2004   $31,472   $ 452    $31,924   $  2,157    $--      $2,157    $33,629   $ 452    $34,081
Addition (1)             1,902      20      1,922         --     --          --      1,902      20      1,922
Utilization (2)         (5,410)   (222)    (5,632)      (497)    --        (497)    (5,907)   (222)    (6,129)
                       -------   -----    -------   --------    ---      ------    -------   -----    -------
Balance at
   February 26, 2005   $27,964   $ 250    $28,214   $  1,660    $--      $1,660    $29,624   $ 250    $29,874
Addition (1)             1,541       7      1,548         --     --          --      1,541       7      1,548
Utilization (2)         (5,858)   (167)    (6,025)      (223)    --        (223)    (6,081)   (167)    (6,248)
Adjustments (3)         (3,648)    (90)    (3,738)        --     --          --     (3,648)    (90)    (3,738)
                       -------   -----    -------   --------    ---      ------    -------   -----    -------
Balance at
   February 25, 2006   $19,999   $  --    $19,999   $  1,437    $--      $1,437    $21,436   $  --    $21,436
Addition (1)               894      --        894         --     --          --        894      --        894
Utilization (2)         (4,428)     --     (4,428)      (132)    --        (132)    (4,560)     --     (4,560)
Adjustments (3)         (5,429)     --     (5,429)       (95)    --         (95)    (5,524)     --     (5,524)
                       -------   -----    -------   --------    ---      ------    -------   -----    -------
Balance at
   February 24, 2007   $11,036   $  --    $11,036   $  1,210    $--      $1,210    $12,246   $  --    $12,246
Addition (1)               293      --        293         --     --          --        293      --        293
Utilization (2)         (1,554)     --     (1,554)      (108)    --        (108)    (1,662)     --     (1,662)
Adjustments (3)           (351)     --       (351)        --     --          --       (351)     --       (351)
                       -------   -----    -------   --------    ---      ------    -------   -----    -------
Balance at
   September 8, 2007   $ 9,424   $  --    $ 9,424   $  1,102    $--      $1,102    $10,526   $  --    $10,526
                       =======   =====    =======   ========    ===      ======    =======   =====    =======

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 28 weeks ended September 8, 2007, $0.05 million was recorded to Midwest 2007 in discontinued operations.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that was opened in fiscal 2006. In addition, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $5.4 million due to lease terminations for two properties, assignment of one property and changes in our estimation of such future costs. We also recorded a decrease of $0.1 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 28 weeks ended September 8, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.4 million due to changes in our estimation of such future costs.

We paid $110.4 million of the total occupancy charges from the time of the original charges through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.4 million of the total net severance charges from the time of the original charges through September 8, 2007, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $9.4 million relates to expected future payments under long term leases and is expected to be paid in full by 2015. The remaining severance liability of $1.1 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during either of the 12 and 28 weeks ended September 8, 2007 or September 9, 2006.


At September 8, 2007 and February 24, 2007, approximately $2.9 million and $3.0 million, respectively, of the reserve was included in "Other accruals" and $7.6 million and $9.2 million, respectively, was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $10.5 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                 Occupancy              Severance and Benefits                 Total
                       ----------------------------   --------------------------   ----------------------------
                         U.S.     Canada     Total      U.S.    Canada    Total      U.S.     Canada     Total
                       --------   ------   --------   -------   ------   -------   --------   ------   --------
Balance at
   February 28, 2004   $ 39,584   $ 375    $ 39,959   $ 2,311    $ 58    $ 2,369   $ 41,895   $ 433    $ 42,328
Addition (1)              2,449      --       2,449        --      --         --      2,449      --       2,449
Utilization (2)          (5,646)   (375)     (6,021)   (2,197)    (58)    (2,255)    (7,843)   (433)     (8,276)
Adjustments (3)          (4,488)     --      (4,488)       --      --         --     (4,488)     --      (4,488)
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 26, 2005   $ 31,899   $  --    $ 31,899   $   114    $ --    $   114   $ 32,013   $  --    $ 32,013
Addition (1)              2,170      --       2,170        --      --         --      2,170      --       2,170
Utilization (2)          (5,262)     --      (5,262)      (97)     --        (97)    (5,359)     --      (5,359)
Adjustments (3)          (2,089)     --      (2,089)       --      --         --     (2,089)     --      (2,089)
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 25, 2006   $ 26,718   $  --    $ 26,718   $    17    $ --    $    17   $ 26,735   $  --    $ 26,735
Addition (1)              1,444      --       1,444        --      --         --      1,444      --       1,444
Utilization (2)         (11,875)     --     (11,875)      (17)     --        (17)   (11,892)     --     (11,892)
Adjustments (3)           4,299      --       4,299        --      --         --      4,299      --       4,299
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   February 24, 2007   $ 20,586   $  --    $ 20,586   $    --    $ --    $    --   $ 20,586   $  --    $ 20,586
Addition (1)                630      --         630        --      --         --        630      --         630
Utilization (2)          (1,141)     --      (1,141)       --      --         --     (1,141)     --      (1,141)
Adjustments (3)              10      --          10        --      --         --         10      --          10
                       --------   -----    --------   -------    ----    -------   --------   -----    --------
Balance at
   September 8, 2007   $ 20,085   $  --    $ 20,085   $    --    $ --    $    --   $ 20,085   $  --    $ 20,085
                       ========   =====    ========   =======    ====    =======   ========   =====    ========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 28 weeks ended September 8, 2007, $0.4 million was recorded to Greater New Orleans in discontinued operations.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. During fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for additional vacancy related costs of $4.3 million due to changes in our estimate to terminate certain leases and changes in our estimation of future costs. During the 28 weeks ended September 8, 2007, we recorded adjustments for additional vacancy related costs of $0.01 million due to changes in our estimation of such future costs.


We paid $57.4 million ($54.4 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through September 8, 2007, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $20.1 million primarily relates to expected future payments under long term leases through 2022. The severance liability has been fully utilized as of September 8, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 12 and 28 weeks ended September 8, 2007 or September 9, 2006.

At September 8, 2007 and February 24, 2007, approximately $2.9 million and $3.0 million of the reserve, respectively, was included in "Other accruals" and $17.2 million and $17.6 million, respectively, was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $20.1 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

DISTRIBUTION 2005

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


The following table summarizes the activity to date related to the charges recorded for the closing of these facilities.

                                   Severance and
                       Occupancy      Benefits       Total
                       ---------   -------------   --------
Original charge (1)    $     --      $ 40,417      $ 40,417
   Additions (2)         15,420         7,296        22,716
   Utilization (3)         (337)      (43,597)      (43,934)
   Adjustments (4)           --          (493)         (493)
                       --------      --------      --------
Balance at
   February 25, 2006   $ 15,083      $  3,623      $ 18,706
   Additions (2)            244            32           276
   Utilization (3)      (12,075)       (2,780)      (14,855)
   Adjustment (4)         2,198             1         2,199
                       --------      --------      --------
Balance at
   February 24, 2007   $  5,450      $    876      $  6,326
   Additions (2)            116         2,237         2,353
   Utilization (3)         (429)       (1,245)       (1,674)
   Adjustment (4)        (3,588)           --        (3,588)
                       --------      --------      --------
Balance at
   September 8, 2007   $  1,549      $  1,868      $  3,417
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

(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during fiscal 2006 and the 28 weeks ended September 8, 2007 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 28 weeks ended September 8, 2007, $0.02 million was recorded to Greater New Orleans and $0.07 million was recorded to Midwest 2007 in discontinued operations. The additions to severance and benefits represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance and benefits utilization represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $2.2 million due to changes in our estimation of such future costs. During the 28 weeks ended September 8, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.6 million due to (i.) changes in our estimation of such future costs of $1.0 million and (ii.) $2.6 million for one property that was reclassified to Midwest 2007 in discontinued operations. We also recorded additions to severance and benefits of $2.2 million for health and welfare benefits for warehouse retirees of $1.5 million and pension withdrawal costs of $0.7 million.

We paid $12.8 million of the total occupancy charges from the time of the original charge through September 8, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $1.5 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. We paid $47.6 million of the total net severance and benefits charges from the time of the original charges through September 8, 2007. The remaining severance liability of $1.9 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2015.


As of September 8, 2007 and February 24, 2007, approximately $0.8 million and $1.7 million, respectively, was included in "Other Accruals" and $2.6 million and $4.6 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of September 8, 2007 of $3.4 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

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

                                                                For the 12 Weeks Ended
                                                             ---------------------------
                                                             September 8,   September 9,
                                                                 2007           2006
                                                             ------------   ------------
Service cost                                                   $ 1,137        $ 1,220
Interest cost                                                    2,800          2,611
Expected return on plan assets                                  (3,031)        (2,850)
Amortization of unrecognized net prior service cost (gain)          59            (41)
Amortization of unrecognized net loss                               23             37
Administrative expenses and other                                   --            117
                                                               -------        -------
   Net pension cost                                            $   988        $ 1,094
                                                               =======        =======

                                                                For the 28 Weeks Ended
                                                             ---------------------------
                                                             September 8,   September 9,
                                                                 2007           2006
                                                             ------------   ------------
Service cost                                                   $ 2,652        $ 2,845
Interest cost                                                    6,534          6,093
Expected return on plan assets                                  (7,072)        (6,650)
Amortization of unrecognized net prior service cost (gain)         138            (96)
Amortization of unrecognized net loss                               53             87
Administrative expenses and other                                   --            195
                                                               -------        -------
   Net pension cost                                            $ 2,305        $ 2,474
                                                               =======        =======


CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 24, 2007, that we expected to contribute $5.6 million in cash to our defined benefit plans in fiscal 2007. As of September 8, 2007, we contributed approximately $2.4 million to our defined benefit plans. We plan to contribute approximately $3.2 million to our plans during the remainder of fiscal 2007.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for our postretirement benefits. The components of net postretirement benefits income were as follows:

                                              For the 12 Weeks Ended
                                           ---------------------------
                                           September 8,   September 9,
                                               2007           2006
                                           ------------   ------------
Service cost                                 $    76         $  87
Interest cost                                    242           270
Amortization of gain                            (105)          (51)
Prior service gain                              (310)         (311)
Curtailment gain                              (3,000)           --
                                             -------         -----
   Net postretirement benefits income        $(3,097)        $  (5)
                                             =======         =====

                                              For the 28 Weeks Ended
                                           ---------------------------
                                           September 8,   September 9,
                                               2007           2006
                                           ------------   ------------
Service cost                                 $   176         $ 201
Interest cost                                    566           632
Amortization of gain                            (245)         (120)
Prior service gain                              (725)         (725)
Curtailment gain                              (3,000)           --
                                             -------         -----
   Net postretirement benefits income        $(3,228)        $ (12)
                                             =======         =====

As discussed in Note 7 - Discontinued Operations, we recorded a curtailment gain of approximately $3.0 million reflecting a reduction in the estimated future costs of previously recorded postretirement benefits. This reduction is a result of the termination of certain employees in the Midwest who did not meet the eligibility requirements for these benefits before their termination.

10. STOCK BASED COMPENSATION

During the 12 and 28 weeks ended September 8, 2007, compensation expense related to share-based incentive plans was $2.4 million and $5.3 million, after tax, respectively, compared to $2.5 million and $5.8 million, after tax, during the 12 and 28 weeks ended September 9, 2006, respectively. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 8, 2007 was $0.1 million and $0.3 million, respectively, related to expensing of stock options, $2.2 million and $4.7 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.3 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 28 weeks ended


September 9, 2006 was $0.2 million and $0.7 million, respectively, related to expensing of stock options, $2.1 million and $4.3 million, respectively, relating to expensing of restricted stock, and $0.2 million and $0.8 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders.

At September 8, 2007, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2007 and 2005 activity is reported below.

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

     Performance restricted stock units issued under this plan during fiscal 2005 are earned based on our Company achieving in fiscal 2007 a profit after taxes, after adjusting for specific matters which our Company considers to be of a non-operating nature, with an outlook for continued, sustainable profitability on the same basis. On June 15, 2007, the Human Resources & Compensation Committee and the Governance Committee (together, the "Committees") decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, the applicable performance criteria will be deemed to have been met with respect to two-thirds of the units granted in fiscal 2005. These units will vest 50% on the first day of fiscal 2008 and the remaining 50% will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As two-thirds of the units will only vest contingent upon the closing of the Pathmark transaction, this modification of terms did not result in the recording of any additional compensation expense during the 12 and 28 weeks ended September 8, 2007.

     Performance restricted stock units issued under this plan during fiscal 2006 are earned based on our Company achieving certain operating targets in fiscal 2008 and are 100% vested in fiscal 2008 upon achievement of those targets. On June 15, 2007, the Committees decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, the applicable performance criteria will be deemed to have been met with respect to 125% of one-third of the units granted in fiscal 2006. These units will vest on or around May of 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As one-third of the units will only vest contingent upon the closing of the Pathmark transaction, this modification of terms did not result in the recording of any additional compensation expense during the 12 or 28 weeks ended September 8, 2007.

     Performance restricted stock units issued under this plan during fiscal 2007, are earned based on our Company achieving certain operating targets in fiscal 2009 and are 100% vested in fiscal 2009 upon achievement of those targets.

     On June 15, 2007, the Committees approved an executive Acquisition Closing and Integration Incentive Compensation Program (the "Integration Program"). The executive Integration Program is subject to: a) the closing of the Pathmark transaction; b) the achievement of certain Pathmark transaction closing performance criteria or certain Pathmark transaction synergy targets; c) the achievement of certain Company stock price targets over a performance period comprised of the three calendar years following the closing of the Pathmark transaction; and d) other terms, conditions, limitations, restrictions and eligibility requirements. Depending on actual performance as compared with the foregoing targets, each executive officer can earn up to a maximum of 200% of the performance restricted share units awarded them under the Integration Plan.

     Also on June 15, 2007, the Committees approved a non-executive Integration Program. The non-executive Integration Program is subject to: a) the closing of the Pathmark transaction; b) the achievement of certain Pathmark transaction closing performance criteria or certain Pathmark transaction synergy targets; c) the achievement of certain Company stock price targets over a performance period comprised of the 24 month period following the closing of the Pathmark transaction; and d) other terms, conditions, limitations, restrictions and eligibility requirements. Depending on actual performance as compared with the foregoing targets, each non-executive officer can earn up to a maximum of 125% of the performance restricted share units awarded them under the Integration Plan.

     In accordance with SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), although the executive and non-executive Integration Programs are contingent upon the closing of the Pathmark transaction, the restricted share units awarded to each executive officer are considered granted on June 15, 2007 and each non-executive officer are considered granted on August 7, 2007; however, until such time that the Pathmark transaction closes, no compensation expense will be recorded as these units will only vest contingent upon the closing of the transaction and achievement of other terms as described above.

     The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. During the 12 weeks ended September 8, 2007 and September 9, 2006, our Company did not grant any stock options under this plan. The following assumptions were in place during the 28 weeks ended September 8, 2007 and September 9, 2006:

                          28 weeks ended   28 weeks ended
                           Sept. 8, 2007    Sept. 9, 2006
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


     Stock options

     The following is a summary of the stock option activity during the 28 weeks ended September 8, 2007:

                                                            Weighted
                                               Weighted      Average
                                                Average     Remaining    Aggregate
                                               Exercise    Contractual   Intrinsic
                                     Shares      Price    Term (years)     Value
                                   ---------   --------   ------------   ---------
Outstanding at February 24, 2007   1,324,980    $15.50
   Granted                            84,961     32.28
   Canceled or expired               (21,432)    17.16
   Exercised                        (363,023)    16.79
                                   ---------    ------
Outstanding at September 8, 2007   1,025,486    $16.39         4.1        $13,430
                                   =========    ======         ===        =======
Exercisable at:
   September 8, 2007                 877,873    $14.32         3.3        $13,313
                                                               ===        =======
Nonvested at:
   September 8, 2007                 147,613    $28.70         9.0        $   116
                                                               ===        =======

     The total intrinsic value of options exercised during the 28 weeks ended September 8, 2007 was $5.7 million.

     The weighted average grant date fair value of stock options granted during the 28 weeks ended September 8, 2007 was $19.47.

     As of September 8, 2007, approximately $1.4 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 3.0 years.

     The amount of cash received from the exercise of stock options was approximately $6.1 million.

     Performance Restricted Stock Units

     During the 12 and 28 weeks ended September 8, 2007, our Company granted 219,950 and 708,696 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $23.2 million. Approximately $14.8 million of unrecognized fair value compensation expense relating to all of our performance restricted stock units, with the exception of those granted under the Integration Program is expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria. Upon closing of the Pathmark transaction and achievement of other terms as described under the Integration Program above, approximately $10.1 million of additional unrecognized fair value compensation expense relating to the performance restricted stock units granted on June 15, 2007 and August 7, 2007 is expected to be recognized through 2010.

     The following is a summary of the performance restricted stock units activity during the 28 weeks ended September 8, 2007:

                                             Weighted
                                              Average
                                             Exercise
                                   Shares      Price
                                 ---------   --------
Nonvested at February 24, 2007   1,767,451    $14.73
   Granted                         708,696     32.77
   Canceled or expired            (179,289)    12.51
   Exercised                            --        --
                                 ---------    ------
Nonvested at September 9, 2006   2,296,858    $20.47
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

11. INCOME TAXES

The income tax provision recorded for the 28 weeks ended September 8, 2007 and September 9, 2006 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset, we recorded a valuation allowance in an amount that would appropriately reduce our net deferred tax asset to reflect our assessment of its realizability. For the 12 and 28 weeks ended September 8, 2007, the valuation allowance was increased by $48.1 million and $41.1 million, respectively, as compared to decreased by $1.7 million and $7.1 million during the 12 and 28 weeks ended September 9, 2006. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

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

For the 12 and 28 weeks ended September 8, 2007 and September 9, 2006, no amounts were recorded for interest and penalties within "Benefit from income taxes" in our Consolidated Statements of Operations.


Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of September 8, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2006 tax years as well.

The effective tax rate on continuing operations of 17.3% for the 12 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and an increase to our valuation allowance as a result of losses not benefited because of a lack of history of earnings.

The effective tax rate on continuing operations of 4.2% for the 28 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

At September 8, 2007 and February 24, 2007, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $51.3 million and $40.2 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $113.7 million and nil, respectively, a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of nil and $40.2 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $165.0 million and nil, respectively.

12. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During fiscal 2006, our retail supermarkets were reported in one segment; however, during the first quarter of fiscal 2007, we announced our intentions to sell a significant portion of our operations in the Greater New Orleans area and in the Midwest, resulting in a change in management's review of these operations. Prior year information has been restated to conform to current year presentation.

For the 12 and 28 weeks ended September 8, 2007, we operated in two reportable segments: Northeast and our investment in Metro, Inc. Our Northeast segment is comprised of retail supermarkets and all corporate related charges. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the 28 weeks ended September 8, 2007. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued have been satisfied and these operations have been reclassified as such in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006. Refer to Note 7 - Discontinued Operations for further discussion.


The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our revised Fiscal 2006 Annual Report on Form 8-K. We measure segment performance based upon segment (loss) income.

Interim information on segments is as follows:

                              For the 12 weeks ended September 8, 2007
                    -------------------------------------------------------------
                    Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                    -----------   --------   -----------   ---------   ----------
Sales by Category     $843,279    $256,348     $173,690      $1,021    $1,274,338
                      ========    ========     ========      ======    ==========

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.

(2)  The meat category includes meat, deli, bakery and seafood.

(3)  The produce category includes produce and floral.

(4) Other includes sales from an information technology services agreement with Metro, Inc.

                                                   For the 12 weeks ended September 8, 2007
                                                   ----------------------------------------
                                                     Northeast    Metro, Inc.      Total
                                                    -----------   -----------   ----------
Sales                                               $1,274,338       $   --     $1,274,338
                                                    ==========       ======     ==========
Segment loss                                        $   (5,335)      $   --     $   (5,335)
Reconciliation:
   Net restructuring                                    (2,715)          --         (2,715)
   Pathmark acquisition                                 (1,942)          --         (1,942)
   Real estate related activity                         17,382           --         17,382
                                                    ----------       ------     ----------
Income from operations                              $    7,390       $   --     $    7,390
                                                    ==========       ======     ==========
   Loss on sale of Canadian operations              $       (5)      $   --     $       (5)
   Interest expense                                    (14,594)          --        (14,594)
   Interest and dividend income                          2,379        1,276          3,655
                                                    ----------       ------     ----------
(Loss) income from continuing
   operations before income taxes                   $   (4,830)      $1,276     $   (3,554)
                                                    ==========       ======     ==========
Depreciation and amortization by segment            $   33,611       $   --     $   33,611
                                                    ==========       ======     ----------
Depreciation and amortization for
   discontinued operations                                                              --
                                                                                ----------
   Total Company                                                                $   33,611
                                                                                ==========
Capital expenditures by segment                     $   28,844       $   --     $   28,844
                                                    ==========       ======     ----------
Capital expenditures for discontinued operations                                        --
                                                                                ----------
   Total Company                                                                $   28,844
                                                                                ==========


                               For the 12 weeks ended September 9, 2006
                    -------------------------------------------------------------
                    Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                    -----------   --------   -----------   ---------   ----------
Sales by Category     $819,563    $244,083     $169,092      $4,121    $1,236,859
                      ========    ========     ========      ======    ==========

                                                   For the 12 weeks ended September 9, 2006
                                                   ----------------------------------------
                                                     Northeast    Metro, Inc.      Total
                                                    -----------   -----------   ----------
Sales                                               $1,236,859      $    --     $1,236,859
                                                    ==========      =======     ==========
Segment loss                                        $   (4,935)     $    --     $   (4,935)
Reconciliation:
   Net restructuring                                      (233)          --           (233)
   Real estate related activity                           (809)          --           (809)
                                                    ----------      -------     ----------
Loss from operations                                $   (5,977)     $    --     $   (5,977)
                                                    ==========      =======     ==========
   Loss on sale of Canadian operations              $       35      $    --     $       35
   Interest expense                                    (15,124)          --        (15,124)
   Interest and dividend income                          1,976           --          1,976
   Equity in earnings of Metro, Inc.                        --       11,870         11,870
                                                    ----------      -------     ----------
(Loss) income from continuing
   operations before income taxes                   $  (19,090)     $11,870     $   (7,220)
                                                    ==========      =======     ==========
Depreciation and amortization by segment            $   33,780      $    --     $   33,780
                                                    ==========      =======     ----------
Depreciation and amortization for
    discontinued operations                                                          6,492
                                                                                ----------
    Total Company                                                               $   40,272
                                                                                ==========
Capital expenditures by segment                     $   49.676      $    --     $   49,676
                                                    ==========      =======     ----------
Capital expenditures for discontinued operations                                     2,541
                                                                                ----------
    Total Company                                                               $   52,217
                                                                                ==========


                               For the 28 weeks ended September 8, 2007
                    -------------------------------------------------------------
                    Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                    -----------   --------   -----------   ---------   ----------
Sales by Category    $1,959,614   $584,581     $403,536      $5,776    $2,953,507
                     ==========   ========     ========      ======    ==========

                                                   For the 28 weeks ended September 8, 2007
                                                   ----------------------------------------
                                                     Northeast    Metro, Inc.      Total
                                                    -----------   -----------   ----------
Sales                                               $2,953,507      $    --     $2,953,507
                                                    ==========      =======     ==========
Segment loss                                        $   (8,849)     $    --     $   (8,849)
Reconciliation:
   Net restructuring                                    (4,252)          --         (4,252)
   Pathmark acquisition                                 (2,369)          --         (2,369)
   Real estate related activity                         16,486           --         16,486
                                                    ----------      -------     ----------
Income from operations                              $    1,016      $    --     $    1,016
                                                    ==========      =======     ==========
   Loss on sale of Canadian operations              $     (286)     $    --     $     (286)
   Gain on sale of shares of Metro, Inc.                    --       78,388         78,388
   Interest expense                                    (34,307)          --        (34,307)
   Interest and dividend income                          5,788        2,533          8,321
   Equity in earnings of Metro, Inc.                        --        7,869          7,869
                                                    ----------      -------     ----------
(Loss) income from continuing
   operations before income taxes                   $  (27,789)     $88,790     $   61,001
                                                    ==========      =======     ==========
Depreciation and amortization by segment            $   81,323      $    --     $   81,323
                                                    ==========      =======     ----------
Depreciation and amortization for
   discontinued operations                                                           8,637
                                                                                ----------
   Total Company                                                                $   89,960
                                                                                ==========
Capital expenditures by segment                     $   78,191      $    --     $   78,191
                                                    ==========      =======     ----------
Capital expenditures for discontinued operations                                     1,569
                                                                                ----------
   Total Company                                                                $   79,760
                                                                                ==========

                                                    At September 8, 2007
                                           -------------------------------------
                                            Northeast   Metro, Inc.      Total
                                           ----------   -----------   ----------
Total assets by segment                    $1,693,046     $391,371    $2,084,417
                                           ==========     ========    ----------
Total assets for discontinued operations                                  82,246
                                                                      ----------
    Total Company                                                     $2,166,663
                                                                      ==========


                               For the 28 weeks ended September 9, 2006
                    -------------------------------------------------------------
                    Grocery (1)   Meat (2)   Produce (3)   Other (4)      Total
                    -----------   --------   -----------   ---------   ----------
Sales by Category    $1,933,845   $559,812     $386,753      $9,544    $2,889,954
                     ==========   ========     ========      ======    ==========

                                                   For the 28 weeks ended September 9, 2006
                                                   ----------------------------------------
                                                     Northeast    Metro, Inc.      Total
                                                    -----------   -----------   ----------
Sales                                               $2,889,954      $    --     $2,889,954
                                                    ==========      =======     ==========
Segment loss                                        $   (7,385)     $    --     $   (7,385)
Reconciliation:
   Net restructuring                                    (7,159)          --         (7,159)
   Real estate related activity                            591           --            591
                                                    ----------      -------     ----------
Loss from operations                                $  (13,953)     $    --     $  (13,953)
                                                    ==========      =======     ==========
   Loss on sale of Canadian operations                    (291)     $    --     $     (291)
   Interest expense                                    (34,825)          --        (34,825)
   Interest and dividend income                          6,279           --          6,279
   Equity in earnings of Metro, Inc.                        --       19,817         19,817
                                                    ----------      -------     ----------
(Loss) income from continuing
   operations before income taxes                   $  (42,790)     $19,817     $  (22,973)
                                                    ==========      =======     ==========
Depreciation and amortization by segment            $   79,384      $    --     $   79,384
                                                    ==========      =======     ----------
Depreciation and amortization for
   discontinued operations                                                          15,835
                                                                                ----------
   Total Company                                                                $   95,219
                                                                                ==========
Capital expenditures by segment                     $  109,255      $    --     $  109,255
                                                    ==========      =======     ----------
Capital expenditures for discontinued operations                                    11,091
                                                                                ----------
   Total Company                                                                $  120,346
                                                                                ==========

                                                    At February 24, 2007
                                           -------------------------------------
                                            Northeast   Metro, Inc.      Total
                                           ----------   -----------   ----------
Total assets by segment                    $1,464,989     $368,871    $1,833,860
                                           ==========     ========    ==========
Total assets for discontinued operations                                 277,763
                                                                      ----------
    Total Company                                                     $2,111,623
                                                                      ==========

13. INDEBTEDNESS

At September 8, 2007 and February 24, 2007, there were $137.3 million and $138.3 million, respectively, in letters of credit outstanding under our Letter of Credit Agreement.

Our Company also has a $250 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. At September 8, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement; however, there were $6.8 million and $70.0 million, respectively, in outstanding borrowings under our Revolver.

In March 2007, our Letter of Credit Agreement and Revolver were amended to allow for the sale of Metro, Inc. shares provided that the net proceeds from such sales are deposited in a restricted cash account. Refer to Note 4 - Investment in Metro, Inc. for further discussion regarding the sale of these Metro, Inc. shares.

During the 28 weeks ended September 8, 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

Subsequent to the end of our second quarter of fiscal 2007, on October 14, 2007, our Letter of Credit Agreement was amended to extend the expiration date of the facility from October 14, 2007 to April 14, 2008.


14. COMMITMENTS AND CONTINGENCIES

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc ("Defendants").

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

15. SUBSEQUENT EVENTS

On September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in the Greater New Orleans area to Rouse's Supermarket. The remaining stores are being sold to independent buyers. These transactions are expected to be completed during the second half of fiscal 2007 and are subject to customary closing conditions.

On October 14, 2007, our Letter of Credit Agreement was amended to extend the expiration date of the facility from October 14, 2007 to April 14, 2008.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

- Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 8, 2007 and September 9, 2006.

- Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.

- Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2007 that Management wishes to share with the reader to assist in understanding the business.

- Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 12 weeks ended September 8, 2007 compared to the 12 weeks ended September 9, 2006; results for the 28 weeks ended September 8, 2007 compared to the 28 weeks ended September 9, 2006; current and expected future liquidity; and the impact of various market risks on our Company.

- Critical Accounting Estimates -- a discussion of significant estimates made by Management.

- Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.

- Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2006 Annual Report on Form 8-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 337 stores as of September 8, 2007.

For the 12 and 28 weeks ended September 8, 2007, we operated in two reportable segments: Northeast, and our investment in Metro, Inc. Our Northeast segment is comprised of retail supermarkets and all corporate related charges. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued have been satisfied and as such, these operations have been reclassified in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 and September 9, 2006.


RECENT ANNOUNCEMENTS

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. For further details regarding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

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

The boards of both A&P and Pathmark have unanimously approved the transaction. Both Yucaipa Companies and Tengelmann have entered into voting agreements to support the transaction. This transaction is expected to be completed during the second half of fiscal 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on one location. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $58.9 million during the 12 weeks ended September 8, 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustments in future periods. We also recorded a curtailment gain of approximately $3.0 million reflecting a reduction in the estimated future costs of previously recorded postretirement benefits. This reduction is a result of the termination of certain employees in the Midwest who did not meet the eligibility requirements for these benefits before their termination.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Subsequent to our second quarter end, on September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in this area to Rouse's Supermarket. The remaining stores are being sold to independent buyers. These transactions are expected to be completed during the second half of fiscal 2007 and are subject to customary closing conditions.

OPERATING RESULTS

A&P's transformation and operating improvement moved forward in the second quarter of fiscal 2007, behind ongoing strategic, operating, merchandising, store development and cost control initiatives.

Our Company proceeded with the strategic divestiture of non-core operations, and resulting concentration of operations and future development plans in core Northeast markets. During the quarter, we divested all operations in the Michigan market, through the sale and/or closure of all Farmer Jack stores. We also initiated the sale of the Sav-A-Center operations in Louisiana and Mississippi, and went on to complete that process early in the third quarter.

The successful completion of those initiatives, and the anticipated completion of the Pathmark Stores Inc. acquisition later in fiscal 2007, will position A&P as a stronger entity in our key Northeastern markets, poised to achieve sustainable profitability after completing the integration of Pathmark's operations.

The ongoing improvement of operating and merchandising execution, combined with the growing impact of our new store formats, drove continued, strong year-over-year sales improvement in most of our Company's Northeast operations in the second quarter, although overall sales results were impacted by activities related to the Midwest and Southern divestitures.

Accordingly, ongoing improvement from core operations was driven by the continued sales improvement in those markets, more consistent operating discipline and cost controls; margin improvement associated with our ongoing fresh store development and positive results in our discount Food Basics operations.

We continued the conversion of suitable conventional locations to the successful fresh format, completing 8 conversions during the second quarter. In addition to increased volume and customer traffic, the emphasis on fresh category distribution in those stores continues to improve margins, underlining its top and bottom line growth potential.

The discount Food Basics operations again returned sound results, as they provided customers in certain markets with an excellent value alternative. In combination with the mainstream Fresh stores and gourmet Fine Food concept that continued to evolve in New York, this development stream continues to advance the multi-tier marketing strategy initiated in 2005.

In summary, strategic accomplishments for the quarter included the following:

-    Acceleration of strong sales trends in Northeast operating markets.

-    Positive earnings momentum in Northeast operations.

- 8 conversions to the Fresh store concept, generating volume and margin improvement.

-    Good contribution from discount Food Basics and Food Emporium operations.

- Ongoing cash and earnings flow from corporate real estate and tax management strategies.

- Continued financial benefits from previous cost reduction measures and ongoing controls and discipline.

- Development of comprehensive integration strategy in preparation of the acquisition of Pathmark Stores Inc. in the second half of fiscal 2007.


OUTLOOK

Management's objectives for the third quarter and balance of fiscal 2007 are to progress further toward operating profitability in the Northeast business, by: continuing operating and merchandising improvements behind established strategies; maintaining cost control and reduction disciplines throughout the business; completing the acquisition of the Pathmark operations in New York, New Jersey, Pennsylvania and Delaware, and commencing their efficient integration into our Company.

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

In preparation for the anticipated acquisition of Pathmark pending regulatory approval, A&P management has developed comprehensive plans for the integration of its operations upon completion of the transaction.

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

Overall, the balance of fiscal 2007 will continue to reflect both continuity and change, as management focuses on sustaining the improvement of our core A&P, Waldbaum's, Super Fresh, Food Basics and Food Emporium operations - and strengthening our market presence through the addition of Pathmark's operations
- creating a larger and more profitable chain with critical mass in our core Northeast region, and improved positions in Metro New York/New Jersey and greater Philadelphia. Various factors could cause us to fail to achieve these goals. These include, among others, the following:

- Our retail food business and the grocery retailing industry continues to experience fierce competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Price-based competition has also, from time to time, adversely affected our operating margins. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

- Our in-store pharmacy business is also subject to intense competition. In particular, an adverse trend for drug retailing has been significant growth in mail-order and internet-based prescription processors. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products. In addition, the conversion of various prescription drugs to over-the-counter medications, the withdrawal of certain drugs from the market and changes in third party reimbursement levels for prescription drugs, including changes in Medicare Part D or state Medicaid programs, may have a material adverse effect on our business. Failure to properly adhere to certain government regulations, local registrations, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients could result in the imposition of civil as well as criminal penalties.

- The retail food and food distribution industries, and the operation of our businesses, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) the availability of favorable credit and trade terms, (v) changes in business plans, operations, results and prospects, (vi) potential delays in the development, construction or start-up of planned projects, and (vii) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.

- Acts of war, threats of terror, acts of terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

- We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying products in our stores. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

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

- Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers. Our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs; including plastic bags for example.

- We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, we are prohibited from selling beer and wine in certain of our stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with these laws could reduce the revenue and profitability of our supermarkets and could otherwise adversely affect our business, financial condition or results of operations. In addition, any changes in these law or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

- We have large, complex information technology systems that are important to business operations. We could encounter difficulties developing new systems and encounter difficulties maintaining, upgrading or securing our existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.

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

12 WEEKS ENDED SEPTEMBER 8, 2007 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 9,
2006

OVERALL

Sales for the second quarter of fiscal 2007 were $1,274.3 million compared to $1,236.9 million for the second quarter of fiscal 2006; comparable store sales, which include stores that have been in operation for two full fiscal years and replacement stores, increased 3.2%. Loss from continuing operations increased from $2.2 million for the second quarter of fiscal 2006 to $2.9 million for the second quarter of fiscal 2007. Income from discontinued operations of $1.7 million for the second quarter of fiscal 2006 decreased to loss from discontinued operations of $88.4 million for the second quarter of fiscal 2007 due to the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share - basic and diluted for the second quarter of fiscal 2007 was $2.18 compared to net loss per share of $0.01 for the second quarter of fiscal 2006.

                                                12 Weeks        12 Weeks
                                                 Ended           Ended        Favorable /
                                             Sept. 8, 2007   Sept. 9, 2006   (Unfavorable)   % Change
                                             -------------   -------------   -------------   --------
Sales                                          $1,274.3        $1,236.9         $ 37.4          3.0%
Increase in comparable store sales                  3.2%            0.4%            NA           NA
Loss from continuing operations                    (2.9)           (2.2)          (0.7)       (31.8%)
(Loss) income from discontinued operations        (88.4)            1.7          (90.1)      >100.0%
Net loss                                          (91.3)           (0.5)         (90.8)      >100.0%
Net loss per share - basic and diluted            (2.18)          (0.01)         (2.17)      >100.0%

SALES

Sales in the Northeast for the second quarter of fiscal 2007 of $1,274.3 million increased $37.4 million or 3.0% from sales of $1,236.9 million for second quarter of fiscal 2006.

The following details the dollar impact of several items affecting the increase in sales by reportable operating segment from the second quarter of fiscal 2006 to the second quarter of fiscal 2007:

            Impact of   Impact of   Comparable
               New        Closed       Store
              Stores      Stores       Sales     Other   Total
            ---------   ---------   ----------   -----   -----
Northeast     $19.3      $(14.8)       $36.0     $(3.1)  $37.4

The increase in the Northeast sales was primarily attributable to the opening or re-opening of 12 new stores since the beginning of the second quarter of fiscal 2006, of which 3 were opened or re-opened in fiscal 2007, increasing sales by $19.3 million and the increase in comparable store sales for the second quarter of fiscal 2007 of $36.0 million or 3.2% as compared with the second quarter of fiscal 2006. This increase was partially offset by the closing of 11 stores since the beginning of the second quarter of fiscal 2006, of which 4 were closed in fiscal 2007, decreasing sales by $14.8 million along with the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $3.1 million.

Average weekly sales per supermarket in the Northeast were approximately $353,700 for the second quarter of fiscal 2007 versus $344,100 for the corresponding period of the prior year, an increase of 2.8% primarily due to positive comparable store sales.

GROSS MARGIN

Gross margin in the Northeast of $398.6 million decreased 30 basis points as a percentage of sales to 31.28% for the second quarter of fiscal 2007 from gross margin of $390.6 million or 31.58% for the second quarter of fiscal 2006 primarily due to the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $3.1 million. We believe the impact on margin for changes in costs and special reductions was not significant.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the second quarter of fiscal 2006 to the second quarter of fiscal 2007:


            Sales Volume   Gross Margin Rate   Total
            ------------   -----------------   -----
Northeast       $11.8            $(3.8)         $8.0

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

Store operating, general and administrative expense ("SG&A") in the Northeast was $391.2 million or 30.70% as a percentage of sales for the second quarter of fiscal 2007 compared to $396.6 million or 32.07% as a percentage of sales for the second quarter of fiscal 2006.

Included in SG&A for the second quarter of fiscal 2007 were certain charges as follows:

- costs relating to a voluntary retirement buyout program of $0.6 million (4 basis points);

-    net real estate activity of $0.7 million (5 basis points); and

-    Pathmark acquisition related costs of $1.9 million (15 basis points).

Partially offset by:

- reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (7 basis points);

- gain on the sale of our owned warehouse in Edison, New Jersey of $14.2 million (112 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives; and

- reversal of occupancy related costs of $0.8 million (7 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.

SG&A for the second quarter of fiscal 2006 included certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.6 million (5 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

- costs relating to the consolidation of our operating offices in line with our smaller operations in the Northeast of $0.3 million (2 basis points);

- costs relating to a voluntary labor buyout program in the South Region of $0.6 million (4 basis points); and

- net real estate activity of $0.2 million (2 basis points) during the second quarter of fiscal 2006.

Partially offset by:

- reversal of occupancy related costs of $0.6 million (5 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.


Excluding the items listed above, SG&A for our Northeast increased $8.3 million or decreased 29 basis points as a percentage of sales during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 primarily due to a decrease in productive labor costs as a percentage of sales of 20 basis points and a decrease in store operating costs of 19 basis points offset by an increase in advertising costs of 10 basis points.

During the 12 weeks ended September 8, 2007 and September 9, 2006, we recorded impairment losses on long-lived assets due to closure or conversion in the normal course of business of $0.6 million and $1.3 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

INTEREST EXPENSE

Interest expense of $14.6 million for the second quarter of 2007 decreased from the prior year amount of $15.1 million primarily due to (i.) additional landlord allowances received that are considered debt financing resulting in an increase in interest expense of $0.7 million and (ii.) an increase in bank commitment fees of $0.1 million, partially offset by (iii.) a decrease in interest expense of $0.6 million as our 7.75% Notes due April 15, 2007 matured and were paid in full during the first quarter of fiscal 2007 and (iv.) a decrease in interest expense of $0.8 million due to decreased borrowings on our revolving lines of credit.

EQUITY IN EARNINGS OF METRO, INC.

We used the equity method of accounting to account for our investment in Metro, Inc. through March 13, 2007, on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 12 weeks ended September 8, 2007 and September 9, 2006, we recorded nil and $11.9 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company records our investment in Metro, Inc. under SFAS 115 and classifies the investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at September 8, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on August 8, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the second quarter ended September 8, 2007.

INCOME TAXES

The benefit from income taxes from continuing operations for the second quarter of fiscal 2007 was $0.6 million compared the second quarter of fiscal 2006 of $5.1 million. Consistent with the prior year, we continue to record a valuation allowance in an amount that appropriately reduces our net deferred tax asset to reflect our assessment of its realizability.


The effective tax rate on continuing operations of 17.3% for the 12 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and an increase to our valuation allowance as a result of losses not benefited because of a lack of history of earnings.

The effective tax rate on continuing operations of 70.0% for the 12 weeks ended September 9, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin. These asset sales are now complete. However, our Company continues to pay occupancy costs for operating leases on closed locations.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on one location. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $58.9 million during the 12 weeks ended September 8, 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustments in future periods. We also recorded a curtailment gain of approximately $3.0 million reflecting a reduction in the estimated future costs of previously recorded postretirement benefits. This reduction is a result of the termination of certain employees in the Midwest who did not meet the eligibility requirements for these benefits before their termination.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Subsequent to our second quarter end, on September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in this area to Rouse's Supermarket. The remaining stores are being sold to independent buyers. These transactions are expected to be completed during the second half of fiscal 2007 and are subject to customary closing conditions.

The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2007 of $86.3 million decreased from income from operations of discontinued businesses, net of tax, of $1.7 million for the second quarter of fiscal 2006 primarily due to (i.) a decrease in income from operations for the Midwest for the second quarter of fiscal 2006 to the second quarter fiscal 2007, and (ii.) additional vacancy costs that were recorded in the second quarter of fiscal 2007 due to the closure of stores in the Midwest. The loss on disposal of discontinued operations of $2.0 million increased from the prior year amount of $0.1 million primarily due to impairment losses recorded on the property, plant and equipment in the Midwest as we recorded the assets' fair market value based upon proceeds received and expected proceeds less costs to sell in connection with their sales.


28 WEEKS ENDED SEPTEMBER 8, 2007 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 9,
2006

OVERALL

Sales for the 28 weeks ended September 8, 2007 were $2,953.5 million compared to $2,890.0 million for the 28 weeks ended September 9, 2006; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 1.9%. Income from continuing operations of $58.5 million for the 28 weeks ended September 8, 2007 increased from loss from continuing operations of $8.5 million for the 28 weeks ended September 9, 2006 primarily due to the gain on sale of shares of Metro, Inc. Income from discontinued operations of $1.9 million for the 28 weeks ended September 9, 2006 decreased to loss from discontinued operations of $214.9 million for the 28 weeks ended September 8, 2007 due to the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share - basic for the 28 weeks ended September 8, 2007 was $3.74 compared to a net loss per share - basic of $0.16 for the 28 weeks ended September 9, 2006. Net loss per share - diluted for the 28 weeks ended September 8, 2007 was $3.70 compared to a net loss per share - diluted of $0.16 for the 28 weeks ended September 9, 2006.

                                                28 Weeks        28 Weeks
                                                 Ended           Ended        Favorable /
                                             Sept. 8, 2007   Sept. 9, 2006   (Unfavorable)   % Change
                                             -------------   -------------   -------------   --------
Sales                                          $2,953.5        $2,890.0         $  63.5          2.2%
Increase in comparable store sales                  1.9%            0.8%             NA           NA
Income (loss) from continuing operations           58.5            (8.5)           67.0       >100.0%
(Loss) income from discontinued operations       (214.9)            1.9          (216.8)      >100.0%
Net loss                                         (156.4)           (6.6)         (149.8)      >100.0%
Net loss per share - basic                        (3.74)          (0.16)          (3.58)      >100.0%
Net loss per share - diluted                      (3.70)          (0.16)          (3.54)      >100.0%

SALES

Sales in the Northeast for the 28 weeks ended September 8, 2007 of $2,953.5 million increased $63.5 million or 2.2% from sales of $2,890.0 million for 28 weeks ended September 9, 2006.

The following details the dollar impact of several items affecting the increase in sales by reportable operating segment from the 28 weeks ended September 9, 2006 to the 28 weeks ended September 8, 2007:

            Impact of   Impact of   Comparable
               New        Closed       Store
              Stores      Stores       Sales     Other   Total
            ---------   ---------   ----------   -----   -----
Northeast     $44.9      $(36.5)       $58.9     $(3.8)  $63.5

The increase in Northeast sales was primarily attributable the opening or re-opening of 13 new stores since the beginning of fiscal 2006, of which 3 were opened or re-opened in fiscal 2007, increasing sales by $44.9 million and the increase in comparable store sales for the 28 weeks ended September 8, 2007 of $58.9 million or 1.9% as compared with the 28 weeks ended September 9, 2006. This increase was partially offset by to the closing of 12 stores since the beginning of fiscal 2006, of which 4 were closed in fiscal 2007, decreasing sales by $36.5 million and the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $3.8 million.

Average weekly sales per supermarket for the Northeast were approximately $350,800 for the 28 weeks ended September 8, 2007 versus $344,400 for the corresponding period of the prior year, an increase of 1.9% primarily due to the impact of closing smaller stores and positive comparable store sales.


GROSS MARGIN

Gross margin in the Northeast of $921.6 million increased 9 basis points to 31.20% as a percentage of sales for the 28 weeks ended September 8, 2007 from $899.1 million or 31.11% as a percentage of sales for the 28 weeks ended September 9, 2006. We believe the impact on margin for changes in costs and special reductions was not significant.

The following table details the dollar impact of several items affecting the gross margin dollar increase from the 28 weeks ended September 9, 2006 to the 28 weeks ended September 8, 2007:

            Sales Volume   Gross Margin Rate   Total
            ------------   -----------------   -----
Northeast       $19.8             $2.7         $22.5

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense in the Northeast was $920.6 million or 31.17% as a percentage of sales for the 28 weeks ended September 8, 2007 as compared to $913.1 million or 31.59% as a percentage of sales for the 28 weeks ended September 9, 2006.

Included in SG&A for the 28 weeks ended September 8, 2007 were certain charges as follows:

- costs relating to a voluntary retirement buyout program of $0.5 million (2 basis points);

-    net real estate activity of $3.0 million (10 basis points); and

-    Pathmark acquisition related costs of $2.4 million (8 basis points).

Partially offset by:

- reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (3 basis points);

- gain on the sale of our owned warehouse in Edison, New Jersey of $13.4 million (45 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives; and

- reversal of occupancy related costs of $1.4 million (5 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.

Included in SG&A for the 28 weeks ended September 9, 2006 were certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $4.8 million (17 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

- costs relating to the consolidation of our operating offices in line with our smaller operations of $3.5 million (12 basis points);


- costs relating to a voluntary labor buyout program in the South Region of $4.2 million (15 basis points); and

- occupancy related costs of $2.7 million (9 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.

Partially offset by:

- net real estate activity of $8.6 million (30 basis points) during the 28 weeks ended September 9, 2006.

Excluding the items listed above, SG&A for our Northeast operations as a percentage of sales increased 16 basis points during the 28 weeks ended September 8, 2007 as compared to the 28 weeks ended September 9, 2006 primarily due to an increase in advertising costs of 13 basis points.

During the 28 weeks ended September 8, 2007 and September 9, 2006, we recorded impairment losses on long-lived assets of $1.1 million and $3.6 million, respectively, as follows:

                                                                 28 weeks ended      28 weeks ended
                                                               September 8, 2007   September 9, 2006
                                                               -----------------   -----------------
Impairments due to closure or conversion in the
   normal course of business                                          $1.1                $2.5
Impairments related to our asset disposition initiatives (1)            --                 1.1
                                                                      ----                ----
Total impairments                                                     $1.1                $3.6
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

INTEREST EXPENSE

Interest expense of $34.3 million for the 28 weeks ended September 8, 2007 decreased from the prior year amount of $34.8 million primarily due to (i.) a decrease in interest expense of $1.0 million as our 7.75% Notes due April 15, 2007 matured and were paid in full during the first quarter of fiscal 2007 and (ii.) a decrease in interest expense of $0.7 million due to our decreased borrowings on our revolving lines of credit partially offset by (iii.) additional landlord allowances received that are considered debt financing resulting in an increase in interest expense of $1.1 million and (iv.) an increase in bank commitment fees of $0.1 million.

EQUITY IN EARNINGS OF METRO, INC.

We used the equity method of accounting to account for our investment in Metro, Inc., through March 13, 2007, on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 28 weeks ended September 8, 2007 and September 9, 2006, we recorded $7.9 million and $19.8 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company records our investment in Metro, Inc. under SFAS 115 and classifies the investment as an available-for-sale security in non-current assets on our Consolidated Balance Sheet at September 8, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. In accordance with SFAS 115, we recorded dividend income of $2.5 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and August 8, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the 28 weeks ended September 8, 2007.

INCOME TAXES

The provision for income taxes from continuing operations for the 28 weeks ended September 8, 2007 was $2.5 million compared to the benefit from income taxes from continuing operations for the 28 weeks ended September 9, 2006 of $14.5 million. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 4.2% for the 28 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

The effective tax rate on continuing operations of 62.9% for the 28 weeks ended September 9, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin. These asset sales are now complete. However, our Company continues to pay occupancy costs for operating leases on closed locations.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced we are in negotiations for the potential sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for a majority of these stores have been completed, with final negotiations pending on one location. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $58.9 million during the 12 and 28 weeks ended September 8, 2007 for closed stores and warehouses not sold. As we continue to market these stores and warehouses for sale, negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods. We also recorded a curtailment gain of approximately $3.0 million reflecting a reduction in the estimated future costs of previously recorded postretirement benefits. This reduction is a result of the termination of certain employees in the Midwest who did not meet the eligibility requirements for these benefits before their termination.

On May 30, 2007, our Company announced that we are in advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores.


Subsequent to our second quarter end, on September 15, 2007, our Company announced that we have definitive agreements for the sale of the majority of stores in this area to Rouse's Supermarket. The remaining stores are being sold to independent buyers. These transactions are expected to be completed during the second half of fiscal 2007 and are subject to customary closing conditions.

The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 8, 2007 of $166.1 million decreased from income from operations of discontinued businesses, net of tax, of $2.1 million for the 28 weeks ended September 9, 2006 primarily due to (i.) a decrease in income from operations for the Greater New Orleans area and (ii.) additional vacancy costs that were recorded during the 28 weeks ended September 8, 2007 due to the closure of stores in the Midwest. The loss on disposal of discontinued operations of $48.8 million increased from the prior year amount of $0.2 million primarily due to impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received and expected proceeds less costs to sell in connection with their sales.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statements of Cash
Flows:

                                                    28 Weeks Ended
                                            -----------------------------
                                            Sept. 8, 2007   Sept. 9, 2006
                                            -------------   -------------
Net cash provided by operating activities      $  3,663       $  16,866
                                               --------       ---------
Net cash provided by investing activities      $ 75,524       $  50,298
                                               --------       ---------
Net cash used in financing activities          $(89,180)      $(213,648)
                                               --------       ---------

Net cash provided by operating activities of $3.7 million for the 28 weeks ended September 8, 2007 primarily reflected our net loss of $156.5 million, adjusted for non-cash charges for (i.) depreciation and amortization of $90.0 million, (ii.) losses on the disposal of owned property of $1.2 million, (iii.) loss on disposal of discontinued operations of $48.8 million, (iv) other property impairments of $1.1 million partially offset by (v.) income from our asset disposition initiatives, primarily related to real estate gains, of $21.0 million, (vi.) our equity in earnings of Metro, Inc. of $7.9 million, and (vii.) the gain on sale of shares of Metro, Inc. of $78.4 million. Further, cash was provided by a decrease in accounts receivable of $33.0 million, a decrease in inventories of $71.6 million, an increase in other non-current liabilities of $70.0 million due to an increase in our store closing reserves, partially offset by an increase in prepaid expenses and other current assets of $10.8 million, an increase in other assets of $9.0 million and a decrease in accounts payable of $29.6 million mainly due to the timing of payments. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow provided by operating activities of $16.9 million for the 28 weeks ended September 9, 2006 primarily reflected our net loss of $6.6 million, adjusted for non-cash charges for (i.) depreciation and amortization of $95.2 million, (ii.) our asset disposition initiatives of $5.1 million partially offset by (iii.) gains on the disposal of owned property of $10.9 million, (iv.) income tax benefit relating to the sale of our Canadian operations of $17.3 million, and (v.) our equity in earnings of Metro, Inc. of $19.8 million. Further, cash was provided by a decrease in accounts receivables of $69.4 million partially offset by a decrease in accounts payable of $18.5 million, a decrease in accrued salaries, wages and benefits of $15.4 million, a decrease in other accruals of $49.8 million primarily due to timing and a decrease in non-current liabilities of $19.6 million due mainly to closed store accruals.

Net cash provided by investing activities of $75.5 million for the 28 weeks ended September 8, 2007 primarily reflected proceeds from the sale of assets of $74.4 million ($22.9 million in the Northeast, $51.1 million in the Midwest and $0.4 million in the Greater New Orleans area), cash received from the sale of shares of Metro, Inc. of $203.5 million, and net sales of marketable securities of $20.4 million partially offset by an increase in restricted cash of $142.7 million and property expenditures totaling $79.8 million, which included 3 new supermarkets, 6 major remodels and 2 minor remodels. For the remainder of fiscal 2007, we have planned capital expenditures of approximately $70 million, which relate primarily to opening up 1 new supermarket under the Fresh format, enlarging or remodeling up to 6 supermarkets to the new Fresh format, opening 1 new liquor store, and converting 2 supermarkets to the new Gourmet format. We currently expect to close up to 5 stores during the remainder of fiscal 2007. Net cash provided by investing activities of $50.3 million for the 28 weeks ended September 9, 2006 primarily reflected proceeds received from the sale of assets of $19.8 million, a decrease in restricted cash of $69.0 million, net proceeds from marketable securities of $82.2 million partially offset by property expenditures totaling $120.3 million, which included 1 new supermarket, 12 major remodels and 31 minor remodels.

Net cash used in financing activities of $89.2 million for the 28 weeks ended September 8, 2007 primarily reflected principal payments on long-term borrowings of $32.0 million and net principal payments on revolving lines of credit of $63.2 million partially offset by proceeds from the exercise of stock options of $6.1 million. Net cash used in financing activities of $213.6 million for the 28 weeks ended September 9, 2006 primarily reflected principal payments on long-term borrowings of $540.9 million, principal payments on capital leases of $2.9 million, and dividends paid of $299.1 million partially offset by proceeds from long-term borrowings of $624.9 million and proceeds from the exercise of stock options of $4.8 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2007 has been approved and we believe that our present cash resources, including invested cash on hand as well as our available-for-sale security, available borrowings from our Revolver and other sources, are sufficient to meet our needs for the next twelve months.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if the taxing authorities do not affirm the adequacy of our Company's Domestic Reinvestment


Plan, we anticipate that we would be able to modify the operating plan in order to ensure that we have appropriate resources.

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.5 billion in cash, stock, and debt assumption or retirement. This transaction is expected to be completed during the second half of fiscal 2007 and is subject to the completion of shareholder and regulatory approvals, as well as other customary closing conditions. For further details regarding the Pathmark transaction, refer to our Company's Form 8-K and the accompanying exhibits filed with the U.S. Securities and Exchange Commission on March 6, 2007.

Our planned acquisition of Pathmark requires approximately $1.1 billion of cash proceeds to finance the equity purchase and pay down debt obligations. Our Company has adequate funding to meet these needs including fully committed financing from Bank of America and Lehman Brothers.

WORKING CAPITAL

We had working capital of $342.7 million at September 8, 2007 compared to working capital of $190.5 million at February 24, 2007. We had cash and cash equivalents aggregating $76.2 million at September 8, 2007 compared to $86.2 million at February 24, 2007. The increase in working capital was attributable primarily to the following:

- An increase in restricted cash as a result of the partial sale of our holdings in Metro, Inc. as discussed in Note 4 - Investment in Metro, Inc.;

- An increase in prepaid expenses and other current assets mainly due to the timing of payments;

- An increase in assets held for sale as a result of our decision to sell our non-core stores in the Midwest and Greater New Orleans area, as discussed in Note 7 - Discontinued Operations;

- A decrease in the current portion of our long-term debt primarily due to our 7.75% Notes due April 15, 2007 maturing during the first quarter and paid in full; and

- A decrease in accounts payable (inclusive of book overdrafts) due to the timing of payments and the reduction of purchases in the Midwest.

Partially offset by the following:

- A decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;

-    A decrease in marketable securities due to their maturity;

- A decrease in accounts receivable mainly due to the timing of receipts and initiatives to accelerate the collection of receivables; and

- A decrease in inventory due to the liquidation of inventory for our Midwest operations due to its sale.

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

At September 8, 2007 and February 24, 2007, there were $137.3 million and $138.3 million, respectively, in letters of credit outstanding under this agreement.

Subsequent to the end of our second quarter of fiscal 2007, on October 14, 2007, our Letter of Credit Agreement was amended to extend the expiration date of the facility from October 14, 2007 to April 14, 2008.

REVOLVING CREDIT AGREEMENT

During fiscal 2005, we secured a $150 million Revolver with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The Revolver includes a $100 million accordion feature which gives us the ability to increase commitments from $150 million to $250 million. Effective April 4, 2006, we exercised the accordion option and increased our commitments to $250 million. Under the terms of this agreement, should availability fall below $25.0 million and should cash on hand fall below $50.0 million, a borrowing block will be implemented which provides that no additional loans be made unless we are able to maintain a minimum consolidated EBITDA covenant on a trailing twelve month basis. In the event that availability falls below $25.0 million, cash on hand falls below $50.0 million, and we do not maintain the required minimum EBITDA covenant, unless otherwise waived or amended, the lenders may, at their discretion, declare, in whole or in part, all outstanding obligations immediately due and payable.

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At September 8, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement; however, there were $6.8 million and $70.0 million, respectively, in outstanding borrowings under the Revolver. As of September 8, 2007, after reducing availability for borrowing base requirements, we had $219.0 million available under the Revolver. Combined with cash we held in short-term investments of $2.3 million we had total cash availability of $221.3 million at September 8, 2007.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $212.8 million at September 8, 2007 consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are now callable at a premium to par (104.563%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions.


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

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 8, 2007, 129 Assigned Leases remain in place. Assuming that each respective assignee was unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $497.9 million, which could be partially or totally offset by reassigning or subletting these leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with developing outlook with Standard & Poor's Ratings Group ("S&P") as of September 8, 2007. On September 17, 2007, subsequent to our quarter end, S&P changed our rating to B- with positive outlook. Our liquidity rating was SGL3 with Moody's as of September 8, 2007. Our recovery rating was 1 with S&P as of September 8, 2007 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Self-Insurance Reserves

Our Consolidated Balance Sheets include liabilities for self-insured workers' compensation and general liability claims. We estimate the required liability of these claims on a discounted basis, utilizing an actuarial method, which is based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll, legal costs and other data.


Legal expenses incurred in connection with workers' compensation and general liability claims are charged to the specific claim to which costs pertain. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. This review is based upon groups of assets and the undiscounted estimated future cash flows from these assets to determine if the carrying value of these assets is recoverable from their respective cash flows. If this review indicates an impairment exists, we measure this impairment on a discounted basis using a probability weighted approach and a 7 year U.S. Treasury risk free rate.

We also review assets in stores planned for closure or conversion for impairment upon determination that these assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 8, 2007, we recorded impairment losses on long-lived assets due to the closure or conversion in the normal course of business of $0.6 million and $1.1 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves

For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. Variation in these factors could cause changes to our estimates. As of September 8, 2007, we had recorded liabilities for estimated probable obligations of $200 million. Of this amount, $13 million relates to stores closed in the normal course of business, $31 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements), and $156 million relates to stores closed as part of our discontinued operations (see
Note 7 of our Consolidated Financial Statements).

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

Income Taxes

As discussed in Note 11 of the Consolidated Financial Statements, our Company recorded a valuation allowance for the entire net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if we experience improvement in our operations.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48") as of February 25, 2007. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24.4 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from (provision for) income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to Note 11 - Income Taxes for further discussion.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Financial Statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our Consolidated Financial Statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted these requirements as of February 25, 2007.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24.4 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "Benefit from (provision for) income taxes" in our Consolidated Statements of Operations. We do not expect a material impact on our effective tax rate as a result of the adoption of FIN 48. Refer to
Note 11 - Income Taxes for further discussion.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ending February 28, 2009). We currently measure our plan assets and obligations using a December 31 measurement date. We are currently evaluating which of the two transition methods to use and when we will adopt the change in measurement date. Refer to Note 10 - Retirement Plans and Benefits for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). Our Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our $214.3 million in total indebtedness as of September 8, 2007 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 8, 2007, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.04 million and $0.14 million, respectively. During the 12 and 28 weeks ended September 9, 2006, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.2 million and $0.3 million, respectively.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of $39.1 million and $30.2 million at September 8, 2007 and February 24, 2007, respectively. We do not believe that a change in the Canadian currency of 10% will have a material effect on our Consolidated Statements of Operations or Cash Flows.

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

There have been no changes during our Company's fiscal quarter ended September 8, 2007 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.


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

- Our retail food business and the grocery retailing industry continues to experience fierce competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Price-based competition has also, from time to time, adversely affected our operating margins. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.


- Our in-store pharmacy business is also subject to intense competition. In particular, an adverse trend for drug retailing has been significant growth in mail-order and internet-based prescription processors. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products. In addition, the conversion of various prescription drugs to over-the-counter medications, the withdrawal of certain drugs from the market and changes in third party reimbursement levels for prescription drugs, including changes in Medicare Part D or state Medicaid programs, may have a material adverse effect on our business. Failure to properly adhere to certain government regulations, local registrations, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients could result in the imposition of civil as well as criminal penalties.

- The retail food and food distribution industries, and the operation of our businesses, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) the availability of favorable credit and trade terms, (v) changes in business plans, operations, results and prospects, (vi) potential delays in the development, construction or start-up of planned projects, and (vii) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.

- Acts of war, threats of terror, acts of terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

- We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying products in our stores. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

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

- Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers.Our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs; including plastic bags for example.

- We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, we are prohibited from selling beer and wine in certain of our stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with these laws could reduce the revenue and profitability of our supermarkets and could otherwise adversely affect our business, financial condition or results of operations. In addition, any changes in these law or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

- We have large, complex information technology systems that are important to business operations. We could encounter difficulties developing new systems and encounter difficulties maintaining, upgrading or securing our existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders, held July 19, 2007, there were 39,434,931 shares or 94.20% of the 41,861,697 shares outstanding and entitled to vote represented either in person or by proxy.

The eight (8) directors nominated to serve on the Board for a one-year term were all elected, with each receiving an affirmative vote of at least 83.03% of the shares present.

Of the total shares cast, 85.06% voted to approve an amendment of the Charter to eliminate preemptive rights, 93.5% voted to approve an amendment of Charter to require the Company to indemnify the Company's officers to the fullest extent permitted under the Maryland General Corporation Law and expressly require the Company to advance reasonable expenses incurred by a director or officer who is a party to a proceeding upon meeting certain requirements of the Maryland General Corporation Law, and 93.92% voted to approve an amendment of the Charter to eliminate the liability of the Company's officers and directors for money damages to the Company or its stockholders except under certain circumstances.

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

4.10* Third amendment to Credit Agreement dated March 9, 2007, as filed herein

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

10.41*        Third amendment to Letter of Credit Agreement, dated October 14,
              2007, as filed herein

10.42         Entry into a Material Definitive Agreement dated as of March 4,
              2007, by and between the Company and Pathmark Stores, Inc.
              (incorporated herein by reference to Form 8-K and the accompanying exhibits filed on March 6, 2007)

10.43 Employment Agreement, made and entered into as of the 1st day of May 2007, by and between our Company and Andreas Guldin
              (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007)


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

18            Preferability Letter Issued by PricewaterhouseCoopers LLP
              (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

23            Consent of Independent Registered Public Accounting Firm
              (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on April 25, 2007)

23.1          Consent of Independent Auditors from Ernst & Young LLP
              (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on April 25, 2007)

23.2          Consent of Independent Registered Public Accounting Firm
              (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on August 24, 2007)

23.3          Consent of Independent Auditors from Ernst & Young LLP
              (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on August 24, 2007)

31.1*         Certification of the Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

31.2*         Certification of the Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

32*           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1          Revised February 24, 2007 Consolidated Financial Statements
              (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on August 24, 2007)

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Dated: October 17, 2007                 By: /s/ Melissa E. Sungela
                                            ------------------------------------
                                            Melissa E. Sungela, Vice President,
                                            Corporate Controller
                                            (Chief Accounting Officer)


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


/s/ Eric Claus                          Date: October 17, 2007
-------------------------------------
Eric Claus
President and
Chief Executive Officer


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


/s/ Brenda M. Galgano                   Date: October 17, 2007
-------------------------------------
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer


                                                                      Exhibit 32

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SS. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 8, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


Dated: October 17, 2007                 /s/ Eric Claus
                                        ----------------------------------------
                                        Eric Claus
                                        President and Chief Executive Officer


Dated: October 17, 2007                 /s/ Brenda M. Galgano
                                        ----------------------------------------
                                        Brenda M. Galgano
                                        Senior Vice President,
                                        Chief Financial Officer


