Form 10-Q
period 2007-12-01
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-01-08
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 1, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

              MARYLAND                                       13-1890974
    -------------------------------                      ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                 2 PARAGON DRIVE
                           MONTVALE, NEW JERSEY 07645
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (201) 573-9700
               --------------------------------------------------
               Registrant's telephone number, including area code

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

AS OF JANUARY 4, 2008 THE REGISTRANT HAD A TOTAL OF 57,000,320 SHARES OF COMMON STOCK - $1 PAR VALUE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                        12 Weeks Ended                            40 weeks Ended
                                               ----------------------------------        ---------------------------------
                                               Dec. 1, 2007        Dec. 2, 2006          Dec. 1, 2007        Dec. 2, 2006
                                               --------------      --------------        --------------      -------------
Sales                                          $    1,251,123      $    1,213,476        $    4,204,630      $   4,103,430
Cost of merchandise sold                             (869,448)           (837,749)           (2,901,336)        (2,828,584)
                                               --------------      --------------        --------------      -------------
Gross margin                                          381,675             375,727             1,303,294          1,274,846
Store operating, general and administrative
    expense                                          (402,808)           (381,426)           (1,323,411)        (1,294,499)
                                               --------------      --------------        --------------      -------------
Loss from operations                                  (21,133)             (5,699)              (20,117)           (19,653)
Gain (loss) on sale of Canadian operations                495                (599)                  209               (890)
Gain on disposition of Metro, Inc.                    106,063                  --               184,451                 --
Interest expense                                      (14,499)            (15,342)              (48,806)           (50,167)
Interest and dividend income                            3,910               1,697                12,231              7,977
Equity in earnings of Metro, Inc.                          --              11,023                 7,869             30,840
                                               --------------      --------------        --------------      -------------
Income (loss) from continuing operations
    before income taxes                                74,836              (8,920)              135,837            (31,893)
(Provision for) benefit from income taxes              (1,754)             41,177                (4,288)            55,632
                                               --------------      --------------        --------------      -------------
Income from continuing operations                      73,082              32,257               131,549             23,739
Discontinued operations:
    (Loss) income from operations of
      discontinued businesses, net of tax
       provision of $0 and $180 for the 12
       weeks ended 12/1/07 and 12/2/06,
       respectively, and net of tax benefit
       of $0 and $593 for the 40 weeks
       ended 12/1/07 and 12/2/06, respectively        (13,540)                651              (179,667)             2,758
    (Loss) gain on disposal of discontinued
       businesses, net of tax benefit of $0
       and $2,158 for the 12 weeks ended
       12/1/07 and 12/2/06, respectively, and
       $0 and $2,100 for the 40 weeks ended
       12/1/07 and 12/2/06, respectively               (2,235)              7,799               (51,039)             7,590
                                               --------------      --------------        --------------      -------------
     (Loss) income from discontinued operations       (15,775)              8,450              (230,706)            10,348
                                               --------------      --------------        --------------      -------------
Net income (loss)                              $       57,307      $       40,707        $      (99,157)     $      34,087
                                               ==============      ==============        ==============      =============

Net income (loss) per share - basic:
    Continuing operations                      $         1.74               $0.78        $         3.14      $        0.57
    Discontinued operations                             (0.38)               0.20                 (5.51)              0.25
                                               --------------      --------------        --------------      -------------
Net income (loss) per share - basic            $         1.36      $         0.98        $        (2.37)     $        0.82
                                               ==============      ==============        ==============      =============

Net income (loss) per share - diluted:
    Continuing operations                      $         1.73      $         0.77        $         3.11      $        0.57
    Discontinued operations                             (0.38)               0.20                 (5.45)              0.24
                                               --------------      --------------        --------------      -------------
Net income (loss) per share - diluted          $         1.35      $         0.97        $        (2.34)     $        0.81
                                               ==============      ==============        ==============      =============

Weighted average number of common shares
    outstanding                                    41,961,253          41,499,554            41,888,969         41,403,346
Common stock equivalents                              402,650             520,892               417,379            501,420
                                               --------------      --------------        --------------      -------------
Weighted average number of common and
    common equivalent shares outstanding           42,363,903          42,020,446            42,306,348         41,904,766
                                               ==============      ==============        ==============      =============

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                                                                  Retained         Accumulated
                                          Common Stock            Additional      Earnings            Other             Total
                                     -------------------------      Paid-in     (Accumulated      Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Deficit)           Income            Equity
                                     ----------     ----------    -----------   -------------     -------------     -------------
40 WEEK PERIOD ENDED DECEMBER 1, 2007
Balance at beginning of period,
     as previously reported          41,589,195     $   41,589    $   212,868   $     153,325     $      22,888     $     430,670
Impact of the adoption of change in
     measurement date under FAS 158                                                      (643)                               (643)
Cumulative impact of
     the adoption of FIN48                                                             24,421                              24,421
                                     ----------     ----------    -----------   -------------     -------------     -------------
Balance at beginning of period,
     as adjusted                     41,589,195         41,589        212,868         177,103            22,888           454,448
Net loss                                                                              (99,157)                            (99,157)
Other comprehensive loss                                                                                (10,802)          (10,802)
Stock options exercised                 368,974            369          5,848                                               6,217
Tax benefit on stock options                                            2,374                                               2,374
Other share based awards                  6,597              7          7,275                                               7,282
                                     ----------     ----------    -----------   -------------     -------------     -------------
Balance at end of period             41,964,766     $   41,965    $   228,365   $      77,946     $      12,086     $     360,362
                                     ==========     ==========    ===========   =============     =============     =============

40 WEEK PERIOD ENDED DECEMBER 2, 2006
Balance at beginning of period       41,148,987     $   41,149    $   497,193   $     126,432     $       6,953     $     671,727
Net income                                                                             34,087                              34,087
Other comprehensive income                                                                                3,566             3,566
Cash dividends on common stock  -
     $7.25 per share                                                 (299,089)                                           (299,089)
Stock options exercised                 333,161            333          4,700                                               5,033
Other share based awards                 26,104             26          6,626                                               6,652
                                     ----------     ----------    -----------   -------------     -------------     -------------
Balance at end of period             41,508,252     $   41,508    $   209,430   $     160,519     $      10,519     $     421,976
                                     ==========     ==========    ===========   =============     =============     =============

COMPREHENSIVE (LOSS) INCOME


                                                              12 Weeks Ended                            40 weeks Ended
                                                        ------------------------------          --------------------------------
                                                        Dec. 1, 2007      Dec. 2, 2006          Dec. 1, 2007        Dec. 2, 2006
                                                        ------------      ------------          ------------        ------------
Net income (loss)                                       $     57,307      $     40,707          $    (99,157)       $     34,087
                                                        ------------      ------------          ------------        ------------
Foreign currency translation adjustment, net of tax          (34,268)           (9,398)               (9,710)              2,904
Reclassification adjustment for sale of investment
     securities, net of tax                                 (115,385)               --                    --                  --
Net unrealized gain on marketable securities, net of tax          --               277                    22                 662
Pension and other post-retirement benefits, net of tax          (334)               --                (1,114)                 --
                                                        ------------      ------------          ------------        ------------
Other comprehensive (loss) income, net of tax               (149,987)           (9,121)              (10,802)              3,566
                                                        ------------      ------------          ------------        ------------
Total comprehensive (loss) income                       $    (92,680)     $     31,586          $   (109,959)       $     37,653
                                                        ============      ============          ============        ============

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                 Net Unrealized    Net Unrealized       Pension        Accumulated
                                                   Foreign           Gain on        (Loss) Gain        & Other           Other
                                                  Currency         Investment      on Marketable    Post-retirement   Comprehensive
                                                 Translation       Securities        Securities        Benefits          Income
                                                 -------------   --------------    --------------   ---------------   -------------
Balance at February 24, 2007                     $       9,710   $           --    $          (22)  $        13,200   $     22,888
Current period change                                   (9,710)              --                22            (1,114)       (10,802)
                                                 -------------   --------------    --------------   ---------------   ------------
Balance at December 1, 2007                      $          --   $           --    $           --   $        12,086   $     12,086
                                                 =============   ==============    ==============   ===============   ============

Balance at February 25, 2006                     $      12,874   $           --    $       (1,015)  $        (4,906)  $      6,953
Current period change                                    2,904               --               662                --          3,566
                                                 -------------   --------------    --------------   ---------------   ------------
Balance at December 2, 2006                      $      15,778   $           --    $         (353)  $        (4,906)  $     10,519
                                                 =============   ==============    ==============   ===============   ============

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                               December 1, 2007         February 24, 2007
                                                                               ----------------         -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                $         69,410         $          86,194
      Restricted cash                                                                   542,109                    51,176
      Restricted marketable securities                                                       --                    20,335
      Accounts receivable, net of allowance for doubtful accounts of $5,564
         and $4,514 at December 1, 2007 and February 24, 2007, respectively              85,493                   117,082
      Inventories                                                                       334,713                   411,370
      Prepaid expenses and other current assets                                          81,317                    62,751
                                                                               ----------------         -----------------
         Total current assets                                                         1,113,042                   748,908
                                                                               ----------------         -----------------
Non-current assets:
      Property:
         Property owned                                                                 745,199                   919,322
         Property leased under capital leases                                            12,461                    20,676
                                                                               ----------------         -----------------
      Property - net                                                                    757,660                   939,998
      Equity investment in Metro, Inc.                                                       --                   368,871
      Other assets                                                                      192,313                    53,846
                                                                               ----------------         -----------------
Total assets                                                                   $      2,063,015         $       2,111,623
                                                                               ================         =================
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                        $             92         $          32,069
      Current portion of obligations under capital leases                                 1,375                     1,554
      Accounts payable                                                                  165,546                   197,500
      Book overdrafts                                                                    33,281                    31,833
      Accrued salaries, wages and benefits                                               91,625                   115,719
      Accrued taxes                                                                      28,801                    34,452
      Other accruals                                                                    142,776                   145,264
                                                                               ----------------         -----------------
         Total current liabilities                                                      463,496                   558,391
                                                                               ----------------         -----------------
Non-current liabilities:
      Long-term debt                                                                    225,436                   284,214
      Long-term obligations under capital leases                                         28,522                    29,938
      Long-term real estate liabilities                                                 282,866                   300,832
      Deferred real estate income                                                        24,385                        --
      Other non-current liabilities                                                     677,948                   507,578
                                                                               ----------------         -----------------
Total liabilities                                                                     1,702,653                 1,680,953
                                                                               ----------------         -----------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000
         shares; issued - none                                                               --                        --
      Common stock--$1 par value; authorized - 80,000,000
         shares; issued and outstanding - 41,964,766 and 41,589,195
         shares at December 1, 2007 and February 24, 2007, respectively                  41,965                    41,589
      Additional paid-in capital                                                        228,365                   212,868
      Accumulated other comprehensive income                                             12,086                    22,888
      Retained earnings                                                                  77,946                   153,325
                                                                               ----------------         -----------------
Total stockholders' equity                                                              360,362                   430,670
                                                                               ----------------         -----------------
Total liabilities and stockholders' equity                                     $      2,063,015         $       2,111,623
                                                                               ================         =================

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                 40 weeks Ended
                                                                                           -----------------------------
                                                                                           Dec. 1, 2007     Dec. 2, 2006
                                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                       $    (99,157)    $     34,087
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Asset disposition initiatives                                                            120,422            3,673
       Depreciation and amortization                                                            122,614          135,775
       Income tax benefit                                                                            --          (61,545)
       Loss (gain) on disposal of owned property and write-down of property, net                  2,514          (17,844)
       Loss (gain) on disposal of discontinued operations                                        51,039           (7,590)
       Other property impairments                                                                 3,551            3,552
       (Gain) loss on sale of Canadian operations                                                  (209)             890
       Other share based awards                                                                   7,282            6,652
       Equity in earnings of Metro, Inc.                                                         (7,869)         (30,840)
       Proceeds from dividends from Metro, Inc.                                                      --            5,067
       Gain on disposition of Metro, Inc.                                                      (184,451)              --
   Other changes in assets and liabilities:
       Decrease in receivables                                                                   31,915           49,780
       Decrease (increase) in inventories                                                        72,741          (32,401)
       Increase in prepaid expenses and other current assets                                    (14,230)         (16,486)
       Increase in other assets                                                                  (3,131)          (2,897)
       Decrease in accounts payable                                                             (27,285)         (10,221)
       Decrease in accrued salaries, wages, benefits and taxes                                  (56,368)         (30,508)
       Decrease in other accruals                                                                (2,012)         (57,063)
       Decrease in other non-current liabilities                                                (42,559)         (20,381)
       Other operating activities, net                                                            2,386            5,436
                                                                                           ------------     ------------
Net cash used in operating activities                                                           (22,807)         (42,864)
                                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                                    (98,447)        (184,017)
   Proceeds from disposal of property                                                           121,583           37,489
   Purchase of business                                                                            (765)         (24,652)
   Disposal related expenditures for sale of Canadian operations                                   (395)            (890)
   Acquisition related expenditures for the purchase of Pathmark Stores, Inc.                   (18,668)              --
   (Increase) decrease in restricted cash                                                      (490,933)         142,724
   Net proceeds from the sale of shares of Metro, Inc.                                          551,238               --
   Purchases of marketable securities                                                                --         (148,700)
   Proceeds from maturities of marketable securities                                             20,446          230,904
                                                                                           ------------     ------------
Net cash provided by investing activities                                                        84,059           52,858
                                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                                     459,200        1,262,900
   Principal payments on revolving lines of credit                                             (517,900)      (1,134,400)
   Principal payments on long-term borrowings                                                   (31,977)             (66)
   Total long term real estate liabilities                                                        6,419            3,365
   Principal payments on capital leases                                                          (2,715)          (4,098)
   Increase in book overdrafts                                                                    1,448           19,673
   Deferred financing fees                                                                         (257)            (233)
   Acquisition related expenditures for financing the purchase of Pathmark Stores, Inc.            (865)              --
   Dividends paid                                                                                    --         (299,089)
   Tax benefit on stock options                                                                   2,374               --
   Proceeds from exercises of stock options                                                       6,217            5,033
                                                                                           ------------     ------------
Net cash used in financing activities                                                           (78,056)        (146,915)
   Effect of exchange rate changes on cash and cash equivalents                                      20               80
                                                                                           ------------     ------------
Net decrease in cash and cash equivalents                                                       (16,784)        (136,841)
Cash and cash equivalents at beginning of period                                                 86,194          229,589
                                                                                           ------------     ------------
Cash and cash equivalents at end of period                                                 $     69,410     $     92,748
                                                                                           ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                     $     17,380     $     20,504
Cash paid during the year for income taxes                                                 $      1,853     $      4,952

                          See Notes to Quarterly Report

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION

The accompanying Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006, Consolidated Statements of Stockholders' Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the 40 weeks ended December 1, 2007 and December 2, 2006, and the Consolidated Balance Sheets at December 1, 2007 and February 24, 2007 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2006 Annual Report on Form 8-K dated October 24, 2007. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. Intercompany accounts and transactions have been eliminated.

Our Company used the equity method of accounting for our investment in Metro, Inc. through March 13, 2007 as we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. However, as a result of the sale of 6,350,000 shares of our holdings in Metro, Inc., on March 13, 2007, our Company began recording our investment in Metro, Inc. under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as a cost investment. On November 26, 2007, our Company sold the remaining 11,726,645 shares of our holdings in Metro, Inc. As a result of these sales, our Company no longer holds Class A subordinate shares of Metro, Inc. as our investment has been fully liquidated as of the balance sheet date.

As discussed in Note 7 - Discontinued Operations, the criteria necessary to classify the operations for the Midwest and the Greater New Orleans area as discontinued have been satisfied and as such, have been reclassified in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006.

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

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24.4 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "(Provision for) benefit from income taxes" in our Consolidated Statements of Operations. Refer to Note 11 - Income Taxes for further discussion.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ending February 28, 2009). We have chosen to early adopt this requirement in fiscal 2007. We used the second approach as described in paragraph 19 of SFAS 158 to transition our measurement date from December 31, 2006 to February 24, 2007. Under this approach, we have recorded an adjustment to opening retained earnings in the amount of $0.6 million to decrease the February 25, 2007 balance of retained earnings. Refer to Note 9 - Retirement Plans and Benefits for further discussion.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010). Our Company is currently evaluating the impact, if any of the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our year ended February 27, 2010). We have evaluated the provisions of SFAS 160 and the guidance will not have an impact on our Company's financial condition or results of operations.

3.    DEFINITIVE MERGER AGREEMENT WITH PATHMARK STORES, INC.

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.4 billion in cash, stock, and debt assumption or retirement.

On November 27, 2007, our Company announced that the Federal Trade Commission ("FTC") has accepted a proposed consent agreement relating to our acquisition of Pathmark. The terms of the consent agreement require the divestiture of six stores located in the state of New York. We have entered into definitive agreements to sell all six stores and have received FTC approval on these divestitures.

Included in the Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006 are the sales and operating results of the 5 A&P stores that will be closed. The remaining store to be closed was a Pathmark location as of December 1, 2007 and accordingly the results of operations of that store were not included in our results of operations. The results of these operations are as follows:


                                           12 Weeks Ended                          40 Weeks Ended
                                    -----------------------------        -----------------------------
                                    December 1,       December 2,        December 1,       December 2,
                                      2007               2006               2007              2006
                                    -----------       -----------        -----------       -----------
Sales                               $    25,696       $    24,916        $    85,055       $    83,038
                                    ===========       ===========        ===========       ===========

Income from operations              $       228       $        73        $       704       $        33
                                    ===========       ===========        ===========       ===========

Subsequent to our third quarter end, on December 3, 2007, our acquisition of Pathmark was completed. Refer to Note 15 - Subsequent Events for further discussion.

4.    INVESTMENT IN METRO, INC.

On March 13, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold 6,350,000 shares of our holdings in Metro, Inc. for proceeds of approximately $203.5 million resulting in a net gain of $78.4 million. Of the proceeds received, $190 million was held as restricted cash collateralizing letters of credit under our Letter of Credit Agreement and was designated to be used to fund a portion of our acquisition of Pathmark Stores, Inc.

On November 26, 2007, also in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold the remaining 11,726,645 shares of our holdings in Metro, Inc. for proceeds of approximately $345.3 million, resulting in a net gain of $103.6 million. The proceeds were held to fund a portion of our acquisition of Pathmark Stores, Inc. As a result of these sales, our Company no longer holds Class A subordinate shares of Metro, Inc. as our investment has been fully liquidated as of the balance sheet date.

From time to time, we may enter hedging agreements in order to manage risks incurred in the normal course of business including forward exchange contracts to manage our exposure to fluctuations in foreign exchange rates. Prior to the sale of our remaining shares in Metro, Inc., on November 6, 2007, we entered into a currency exchange forward contract to purchase $380 million United States dollars to hedge the value of our shares in Metro, Inc. against adverse movements in exchange rates. Our Company measures ineffectiveness based upon the change in forward exchange rates. In the third quarter of fiscal 2007 and upon completion of the sale of our shares of Metro, Inc., this forward contract was settled.

Upon settlement, the effective portion of this hedge contract resulted in a gain of approximately $23.9 million during the 12 and 40 weeks ended December 1, 2007, which was offset by a $23.9 million foreign exchange loss from the underlying investment. This foreign exchange loss would have occurred if the hedge transaction was not entered into. Both the gain and loss were recorded in "Gain on disposition of Metro, Inc." in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007.

In addition, we recorded a gain of $2.4 million to settle the forward exchange contract during the 12 and 40 weeks ended December 1, 2007, as a result of the favorable movement in the Canadian dollar at the time of sale of our remaining holdings in Metro, Inc. The gain was recorded in "Gain on disposition of Metro, Inc." in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company recorded our investment in Metro, Inc. under SFAS 115 as a cost investment on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. Previous to March 13, 2007, we used the equity method of accounting to account for our investment in Metro, Inc. on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement.

The following table summarizes the status of our Company's investment in Metro, Inc. from February 24, 2007 through December 1, 2007:

Equity investment at February 24, 2007               $          368,871
Equity earnings in Metro, Inc.                                    7,869
                                                     ------------------
Equity investment at March 13, 2007                             376,740
Sale of shares of Metro, Inc.                                  (468,773)
Unrealized gain on investment                                    19,475
Foreign currency translation gain                                72,558
                                                     ------------------
Investment at December 1, 2007                       $               --
                                                     ==================

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, we recorded nil and $7.9 million during the 12 and 40 weeks ended December 1, 2007, respectively, and $11.0 million and $30.8 million during the 12 and 40 weeks ended December 2, 2006, respectively, in equity earnings relating to our equity investment in Metro, Inc. and included these amounts in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, for the 12 and 40 weeks ended December 1, 2007, we recorded dividend income of $1.4 million and $3.9 million, respectively, based on Metro, Inc.'s dividend declaration on April 17, 2007, August 8, 2007 and September 25, 2007. These amounts are included in "Interest and dividend income" on our Consolidated Statements of Operations. There was no such income for the 12 and 40 weeks ended December 2, 2006, as dividends received were recorded as a reduction of the investment balance under the equity method of accounting.

Metro, Inc.'s summarized financial information, derived from its unaudited second quarter ended March 17, 2007, unaudited fourth quarter ended September 30, 2006 and audited year ended September 30, 2006 financial statements, is as follows (in millions):

                                               12 Weeks Ended     13 Weeks Ended     53 Weeks Ended
                                               March 17, 2007     Sept. 30, 2006     Sept. 30, 2006
                                               --------------     --------------     --------------
Income statement:
Net sales                                      $      2,096.5     $      2,370.1     $      9,705.1
                                               ==============     ==============     ==============
Cost of sales and operating expenses           $      1,967.1     $      2,216.4     $      9,138.9
                                               ==============     ==============     ==============
Net income                                     $         55.0     $         69.9     $        224.4
                                               ==============     ==============     ==============

5.    CASH, CASH EQUIVALENTS, RESTRICTED CASH AND AVAILABLE-FOR-SALE SECURITIES

At December 1, 2007 and February 24, 2007, we had $542.1 million and $51.2 million, respectively, in restricted cash, of which $538.4 million and $47.6 million, respectively, was held in a money market fund, and can only be used as collateral for our Letter of Credit Agreement that we entered into during fiscal 2005. The remaining amounts of $3.7 million and $3.6 million, respectively, represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

The following is a summary of cash, cash equivalents, restricted cash and available-for-sale securities at December 1, 2007 and February 24, 2007:


                                                                                 At December 1, 2007
                                                                 -------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                                 ---------     ----------     ----------       ---------
CLASSIFIED AS:
Cash                                                             $  67,006     $       --     $       --       $  67,006
Cash equivalents:
     Money market funds                                              2,404             --             --           2,404
                                                                 ---------     ----------     ----------       ---------
Total cash and cash equivalents                                     69,410             --             --          69,410
                                                                 ---------     ----------     ----------       ---------
Restricted cash                                                    542,109             --             --         542,109
                                                                 ---------     ----------     ----------       ---------
Total cash, cash equivalents and restricted cash                 $ 611,519     $       --     $       --       $ 611,519
                                                                 =========     ==========     ==========       =========


                                                                                At February 24, 2007
                                                                 -------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                                 ---------     ----------     ----------       ---------
CLASSIFIED AS:
Cash                                                             $  81,137     $       --     $       --       $  81,137
Cash equivalents:
     Money market funds                                              5,057             --             --           5,057
                                                                 ---------     ----------     ----------       ---------
Total cash and cash equivalents                                     86,194             --             --          86,194
                                                                 ---------     ----------     ----------       ---------
Restricted cash                                                     51,176             --             --          51,176
Available-for-sale securities:
     Corporate bonds                                                20,357             --            (22)         20,335
                                                                 ---------     ----------     ----------       ---------
Total cash, cash equivalents, restricted cash
     and available-for-sale securities                           $ 157,727     $       --     $      (22)      $ 157,705
                                                                 =========     ==========     ==========       =========

SECURITIES AVAILABLE-FOR-SALE:
     Maturing within one year                                    $  20,357                                     $  20,335
                                                                 =========                                     =========
     Maturing greater than one year                              $      --                                     $      --
                                                                 =========                                     =========

The following table provides the breakdown of the investments with unrealized losses at February 24, 2007:

                                                                 February 24, 2007
                      -----------------------------------------------------------------------------------------------------
                              Less than 12 Months                12 Months or Longer                        Total
                      -------------------------------     ------------------------------     ------------------------------
                                            Gross                               Gross                           Gross
                           Fair          Unrealized           Fair           Unrealized        Fair           Unrealized
                           Value           Losses             Value            Losses          Value            Losses
                      --------------    -------------     -------------    -------------     ----------      --------------
Corporate bonds       $       20,335    $         (22)    $          --    $          --     $   20,335      $          (22)

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

Gross realized gains on sales of investments were $103.6 million and $182.1 million for the 12 and 40 weeks ended December 1, 2007, respectively, and nil and $0.05 million for the 40 weeks ended December 2, 2006, respectively.

6. VALUATION OF LONG-LIVED ASSETS

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a 7 year U.S. Treasury risk-free rate.

During the 12 and 40 weeks ended December 1, 2007 we recorded impairment losses on long-lived assets of $4.7 million and $57.8 million, respectively. During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on long-lived assets of $1.0 million and $4.6 million, respectively.

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 1, 2007, we recorded impairment losses on property of $2.5 million and $3.6 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $1.0 million and $3.6 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 40 weeks ended December 2, 2006, respectively. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our Asset Disposition Initiatives

During the 12 and 40 weeks ended December 2, 2006, we recorded impairment losses on property of nil and $1.0 million, respectively, related to property write-downs as a result of our asset disposition initiatives as discussed in
Note 8 - Asset Disposition Initiatives. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 2, 2006. There were no such amounts recorded for the 12 and 40 weeks ended December 1, 2007.

Impairments related to our discontinued operations

During the 12 and 40 weeks ended December 1, 2007, we recorded impairment losses of $2.2 million and $54.2 million, respectively, related to our discontinued operations as a result of our exit of the Greater New Orleans and Midwest markets as discussed in Note 7 - Discontinued Operations. These amounts were included in our Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations, net of tax" for the 12 and 40 weeks ended December 1, 2007. There were no such charges for the 12 and 40 weeks ended December 2, 2006.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

7. DISCONTINUED OPERATIONS

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.8 million and $60.7 million during the 12 and 40 weeks ended December 1, 2007, respectively, for closed stores and warehouses not sold. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.

On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of November 1, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.6 million during the 12 and 40 weeks ended December 1, 2007.

In accordance with SFAS 144, the criteria necessary to classify these operations as discontinued have been satisfied for the Midwest and the Greater New Orleans area and as such, have been reclassified in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006.

In applying the provisions of SFAS 144, we estimated the assets' fair market value based upon expected proceeds less costs to sell and recorded impairment losses on property, plant and equipment for the 12 and 40 weeks ended December 1, 2007 of $2.2 million and $54.2 million, respectively. These amounts are included in "Loss on disposal of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

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

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the caption "(Loss) income from operations of discontinued businesses, net of tax" and "Gain (loss) on disposal of discontinued businesses, net of tax" for the 12 and 40 weeks ending December 1, 2007 and December 2, 2006.

                                                                        12 weeks ended December 1, 2007
                                               --------------------------------------------------------------------------------
                                               Greater
                                                 New       Midwest    Midwest     Midwest      Northern
                                               Orleans      2007        2005        2004      New England    Kohl's      Total
                                               --------    --------   -------     -------     -----------    ------    --------
LOSS FROM OPERATIONS OF
  DISCONTINUED BUSINESSES
Sales                                          $ 35,135    $     --   $    --     $    --     $        --    $   --    $ 35,135
Operating expenses                              (39,125)     (8,883)     (140)       (160)             --      (367)    (48,675)
                                               --------    --------   -------     -------     -----------    ------    --------
Loss from operations of
  discontinued businesses, before tax            (3,990)     (8,883)     (140)       (160)             --      (367)    (13,540)
                                               --------    --------   -------     -------     -----------    ------    --------
Tax benefit                                          --          --        --          --              --        --          --
                                               --------    --------   -------     -------     -----------    ------    --------
Loss from operations of discontinued
  businesses, net of tax                       $ (3,990)   $ (8,883)  $  (140)    $  (160)    $        --    $ (367)   $(13,540)
                                               ========    ========   =======     =======     ===========    ======    ========
DISPOSAL RELATED COSTS INCLUDED
  IN OPERATING EXPENSES ABOVE:
Severance and benefits                         $   (795)   $     55   $    --     $    --     $        --    $   --    $   (740)
Non-accruable closing costs                        (509)     (2,897)       --          --              --        --      (3,406)
Occupancy related costs                          (1,649)     (1,792)      650          --              --      (209)     (3,000)
Gain on lease termination                            --       2,197        --          --              --        --       2,197
Inventory related costs                          (1,191)       (140)       --          --              --        --      (1,331)
Lease termination costs                              --        (123)       --          --              --        --        (123)
Post retirement curtailment change
  in estimate                                        --      (3,000)       --          --              --        --      (3,000)
Interest accretion on present value
  of future occupancy costs                        (204)     (2,212)     (790)       (160)             --      (158)     (3,524)
                                               --------    --------   -------     -------     -----------    ------    --------
Total disposal related costs                   $ (4,348)   $ (7,912)  $  (140)    $  (160)    $        --    $ (367)   $(12,927)
                                               ========    ========   =======     =======     ===========    ======    ========

LOSS ON DISPOSAL OF
  DISCONTINUED OPERATIONS
Property impairments                           $ (1,960)   $   (275)  $    --     $    --     $        --    $   --    $ (2,235)
                                               --------    --------   -------     -------     -----------    ------    --------
Loss on disposal  of discontinued
  business, before tax                           (1,960)       (275)       --          --              --        --      (2,235)
                                               --------    --------   -------     -------     -----------    ------    --------
Tax benefit                                          --          --        --          --              --        --          --
                                               --------    --------   -------     -------     -----------    ------    --------
Loss on disposal of discontinued
  operations, net of tax                       $ (1,960)   $   (275)  $    --     $    --     $        --    $   --    $ (2,235)
                                               ========    ========   =======     =======     ===========    ======    ========

                                                                 12 weeks ended December 2, 2006
                                       ----------------------------------------------------------------------------------
                                       Greater                                    Northern             Eight
                                         New       Midwest    Midwest   Midwest     New               O'Clock
                                       Orleans      2007       2005      2004     England    Kohl's    Coffee     Total
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
INCOME (LOSS) FROM OPERATIONS OF
  DISCONTINUED BUSINESSES
Sales                                  $ 90,720   $ 238,808   $    --   $    --   $     --   $   --   $    --   $ 329,528
Operating expenses                      (84,674)   (242,474)   (2,682)     (169)        25    1,318       (41)   (328,697)
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Income (loss) from operations of
  discontinued businesses, before tax     6,046      (3,666)   (2,682)     (169)        25    1,318       (41)        831
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Tax (provision) benefit                  (1,310)        794       581        37         (5)    (286)        9        (180)
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Income (loss) from operations of
  discontinued businesses,
    net of tax                         $  4,736   $  (2,872)  $(2,101)  $  (132)  $     20   $1,032   $   (32)  $     651
                                       ========   =========   =======   =======   ========   ======   =======   =========

DISPOSAL RELATED COSTS INCLUDED
  IN OPERATING EXPENSES ABOVE:
Severance and benefits                 $     --   $      --   $    (4)  $    --   $     --   $   --   $    --   $      (4)
Non-accruable closing costs                  --          --        --        --         25       42       (41)         26
Occupancy related costs                   1,128        (108)   (1,937)       --         --      970        --          53
Gain on capital lease termination            --          --        55        --         --       --        --          55
Proceeds on lease termination                --          --        --        --         --      394        --         394
Interest accretion on present value
  of future occupancy costs                (236)       (117)     (796)     (169)        --      (88)       --      (1,406)
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Total disposal related costs           $    892   $    (225)  $(2,682)  $  (169)  $     25   $1,318   $   (41)  $    (882)
                                       ========   =========   =======   =======   ========   ======   =======   =========

GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS
Property impairments                   $     --   $      --   $    --   $    --   $     --   $   --   $    --   $      --
Gain on sale of fixed assets              5,641          --        --        --         --       --        --       5,641
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Gain on disposal of discontinued
  businesses, before tax                  5,641          --        --        --         --       --        --       5,641
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Tax benefit                               2,158          --        --        --         --       --        --       2,158
                                       --------   ---------   -------   -------   --------   ------   -------   ---------
Gain on disposal of
  discontinued businesses,
    net of tax                         $  7,799   $      --   $    --   $    --   $     --   $   --   $    --   $   7,799
                                       ========   =========   =======   =======   ========   ======   =======   =========

                                                                     40 weeks ended December 1, 2007
                                      ----------------------------------------------------------------------------------------
                                       Greater
                                         New        Midwest      Midwest      Midwest      Northern
                                       Orleans        2007         2005        2004       New England    Kohl's        Total
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
(LOSS) INCOME FROM OPERATIONS OF
  DISCONTINUED BUSINESSES
Sales                                 $ 230,156    $ 332,498    $      --    $      --    $        --   $      --    $ 562,654
Operating expenses                     (231,682)    (512,748)       4,426         (461)            --      (1,856)    (742,321)
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
(Loss) income from operations of
  discontinued businesses, before tax    (1,526)    (180,250)       4,426         (461)            --      (1,856)    (179,667)
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
Tax benefit                                  --           --           --           --              --         --           --
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
(Loss) income from operations of
  discontinued businesses,
    net of tax                        $  (1,526)   $(180,250)   $   4,426    $    (461)   $        --   $  (1,856)   $(179,667)
                                      =========    =========    =========    =========    ===========   =========    =========
DISPOSAL RELATED COSTS INCLUDED
  IN OPERATING EXPENSES ABOVE:
Severance and benefits                $  (1,198)   $ (23,446)   $      --    $      --    $        --   $      --    $ (24,644)
Non-accruable closing costs                (529)      (6,396)          --           --             --          --       (6,925)
Occupancy related costs                  (2,387)     (60,705)       7,117           80             --      (1,441)     (57,336)
Gain on lease termination                    --        2,197           --           --             --          --        2,197
Inventory related costs                  (1,191)      (3,226)          --           --             --          --       (4,417)
Lease termination costs                    (822)        (753)          --           --             --          --       (1,575)
Pension withdrawal costs                     --      (57,007)          --           --             --          --      (57,007)
Interest accretion on present value
  of future occupancy costs                (680)      (3,953)      (2,691)        (541)            --        (415)      (8,280)
                                      ---------    ---------    ---------    ---------    ------------  ---------    ---------
Total disposal related costs          $  (6,807)   $(153,289)   $   4,426    $    (461)   $        --   $  (1,856)   $(157,987)
                                      =========    =========    =========    =========    ===========   =========    =========

(LOSS) GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS
Property impairments                  $ (16,856)   $ (37,393)   $      --    $      --    $        --   $      --    $ (54,249)
Gain on sale of fixed assets                 79        3,131           --           --             --          --        3,210
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
Loss on disposal of discontinued
  business, before tax                  (16,777)     (34,262)          --           --             --          --      (51,039)
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
Tax benefit                                  --           --           --           --             --          --           --
                                      ---------    ---------    ---------    ---------    -----------   ---------    ---------
Loss on disposal of discontinued
  operations, net of tax              $ (16,777)   $ (34,262)   $      --    $      --    $        --   $      --    $ (51,039)
                                      =========    =========    =========    =========    ===========   =========    =========

                                                               40 weeks ended December 2, 2006
                               ----------------------------------------------------------------------------------------------
                                 Greater                                          Northern              Eight
                                   New         Midwest     Midwest     Midwest      New                O'Clock
                                 Orleans        2007        2005        2004      England     Kohl's   Coffee        Total
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
INCOME (LOSS) FROM OPERATIONS
 OF DISCONTINUED BUSINESSES
Sales                          $  317,947   $  820,772   $       --   $      --   $     --    $   --   $    --   $  1,138,719
Operating expenses               (302,650)    (829,373)      (7,594)      2,447         --       657       (41)    (1,136,554)
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Income (loss) from operations
 of discontinued businesses,
   before tax                      15,297       (8,601)      (7,594)      2,447         --       657       (41)         2,165
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Tax benefit (provision)             4,190       (2,356)      (2,080)        670         --       180       (11)           593
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Income (loss) from operations
 of discontinued businesses,
   net of tax                  $   19,487   $  (10,957)  $   (9,674)  $   3,117   $     --    $  837   $   (52)  $      2,758
                               ==========   ==========   ==========   =========   ========    ======   =======   ============

DISPOSAL RELATED COSTS
 INCLUDED IN OPERATING
   EXPENSES ABOVE:
Severance and benefits         $       --   $       --   $       16   $      --   $     --    $  146   $    --   $        162
Non-accruable closing costs          (224)          --          (93)         --         --        --       (41)          (358)
Occupancy related costs             3,014         (343)      (4,794)      3,021         --       429        --          1,327
Inventory costs                        66           --           --          --         --        --        --             66
Gain on capital lease
 termination                           --           --           55          --         --        --        --             55
Proceeds on lease termination          --           --           --          --         --       394        --            394
Interest accretion on present
 value of future occupancy
   costs                             (899)        (401)      (2,778)       (574)        --      (312)       --         (4,964)
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Total disposal related costs   $    1,957   $     (744)  $   (7,594)  $   2,447   $     --    $  657   $   (41)  $     (3,318)
                               ==========   ==========   ==========   =========   ========    ======   =======   ============

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
Property impairments           $       --   $       --   $       --   $      --   $     --    $   --   $    --   $         --
Gain (loss) on sale of fixed
 assets                             5,622          (86)         (46)         --         --        --        --          5,490
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Gain (loss) on disposal of
 discontinued businesses,
   before tax                       5,622          (86)         (46)         --         --        --        --          5,490
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Tax benefit (provision)             2,150          (33)         (17)         --         --        --        --          2,100
                               ----------   ----------   ----------   ---------   --------    ------   -------   ------------
Gain (loss) on disposal of
 discontinued businesses,
   net of tax                  $    7,772   $     (119)  $      (63)  $      --   $     --    $   --   $    --   $      7,590
                               ==========   ==========   ==========   =========   ========    ======   =======   ============

GREATER NEW ORLEANS

On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Sale transactions for these stores have been completed.

During the 12 and 40 weeks ended December 1, 2007, we incurred pre-tax disposal related costs for our operations in this region of $4.3 million and $6.8 million, respectively, related to severance and benefits, inventory costs, occupancy related costs and lease termination costs. During the 12 and 40 weeks ended December 2, 2006, we recorded pre-tax reversals of occupancy related costs for our operations in this region of $1.1 million and $3.0 million, respectively. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we incurred pre-tax costs for property impairments of $2.0 million and $16.9 million offset by a pre-tax gain on the sale of fixed assets of nil and $0.1 million for the 12 and 40 weeks ended December 1, 2007, respectively. We also recorded a pre-tax gain on the sale of fixed assets of $5.6 million for the 12 and 40 weeks ended December 2, 2006, which was included in "(Gain) loss on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity to date related to the charges recorded for the sale or closing of these facilities:

                                               Severance
                                                  and
                                    Occupancy   Benefits    Total
                                    ---------  ---------   -------
Original charge (1)                  $ 5,056    $   403    $ 5,459
  Additions (2)                           14        795        809
  Utilization (3)                       (180)      (891)    (1,071)
                                     -------    -------    -------
Balance at December 1, 2007          $ 4,890    $   307    $ 5,197
                                     =======    =======    =======

(1) The original charge to occupancy of $5.1 million during the 40 weeks ended December 1, 2007 represents charges related to closures of 4 stores in conjunction with our decision to sell stores in the Greater New Orleans area. The original charge to severance and benefits during the 40 weeks ended December 1, 2007 of $0.4 million related to individual severings.

(2) The additions to occupancy during the 40 weeks ended December 1, 2007 represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additions to severance and benefits during the 40 weeks ended December 1, 2007 relates to additional individual severings and retention incentives.

(3) Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

We paid $0.2 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was for rent. The remaining occupancy liability of $4.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2010. We paid $0.9 million of the total net severance and benefits charges from the time of the original charges through December 1, 2007. The remaining severance liability of $0.3 million at December 1, 2007 relates to expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2008.

As of December 1, 2007 approximately $0.3 million of the liability was included in "Accrued salaries, wages and benefits," $2.1 million was included in "Other accruals" and $2.8 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $5.2 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the subsidized properties, and severance and benefits, and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2007

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores.

During the 12 and 40 weeks ended December 1, 2007, we incurred pre-tax disposal related costs for our operations in this region of $7.9 million and $153.3 million, respectively, primarily related to pension withdrawal costs, severance, inventory costs and occupancy related costs. During the 12 and 40 weeks ended December 2, 2006, we incurred pre-tax disposal related costs for our operations in this region of $0.2 million and $0.7 million, respectively, related to occupancy costs. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we incurred pre-tax costs for property impairments of $0.3 million and $37.4 million offset by a pre-tax gain on the sale of fixed assets of nil and $3.1 million for the 12 and 40 weeks ended December 1, 2007, respectively. For the 12 and 40 weeks ended December 2, 2006, we recorded a pre-tax loss on the sale of fixed assets of nil and $0.1 million, respectively, which were included in "Gain (loss) on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity to date related to the charges recorded for the sale or closing of these facilities:

                                     Severance
                                       and
                       Occupancy      Benefits       Total
                       ---------     ---------     ---------
Original charge (1)    $  68,440     $  66,508     $ 134,948
  Additions (2)            3,998        14,000        17,998
  Utilization (3)        (13,589)      (18,986)      (32,575)
  Adjustments (4)          1,141           (55)        1,086
                       ---------     ---------     ---------
Balance at
   December 1, 2007    $  59,990     $  61,467     $ 121,457
                       =========     =========     =========

(1) The original charge to occupancy of $68.4 million during the 40 weeks ended December 1, 2007 represents charges related to closures of 33 stores in conjunction with our decision to close stores in the Midwest. The original charge to severance and benefits during the 40 weeks ended December 1, 2007 of $66.5 million related to (i.) individual severings and retention incentives that were accrued as earned of $23.5 million as a result of the sale or closing of these facilities and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $43.0 million.

(2) The additions to occupancy during the 40 weeks ended December 1, 2007 represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge and $0.3 million for one additional store that was not sold. The additions to severance and benefits during the 40 weeks ended December 1, 2007 relates to additional costs for future obligations for early withdrawal from multi-employer union pension plans.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance and real estate taxes. Severance and benefits utilization represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the 40 weeks ended December 1, 2007, we recorded adjustments for additional vacancy related costs for our properties of $1.1 million due to changes in our estimation of such future costs and a reversal of previously accrued severance payments of $0.1 million that were no longer required to be paid.

We paid $13.6 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $60.0 million relates to expected future payments under long term leases and is expected to be paid out in full by 2024. We paid $19.0 million of the total net severance and benefits charges from the time of the original charges through December 1, 2007. The remaining severance and benefits liability of $61.5 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2026.

As of December 1, 2007 approximately $4.5 million of the liability was included in "Accrued salaries, wages and benefits," $21.8 million was included in "Other accruals" and $95.2 million was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $121.5 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties, the severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2005

During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would focus future effort and investment on our core operations in the Northeastern United States. Thus, we initiated efforts to close stores in the Midwest. This planned store closure included the closing of a total of 35 stores, all of which have been closed as of December 1, 2007.

During the 12 and 40 weeks ended December 1, 2007, we recorded pre-tax reversals of occupancy related costs for our operations in this region of $0.7 million and $7.1 million, respectively. During the 12 and 40 weeks ended December 2, 2006, we incurred pre-tax disposal related costs for our operations in this region of $2.7 million and $7.6 million, respectively, primarily related to occupancy costs. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. Additionally, we recorded a pre-tax loss on the sale of fixed assets of nil and $0.1 million, respectively, for the 12 and 40 weeks ended December 2, 2006, which were included in "Gain (loss) on disposal of discontinued operations, net of tax" on our Consolidated Statements of Operations. There were no such similar costs recorded for the 12 and 40 weeks ended December 1, 2007.

The following table summarizes the activity to date related to the charges recorded for these store closures:

                                               Severance
                                                  and
                                Occupancy      Benefits        Total
                                ----------    ----------    ----------
Original charge (1)             $   14,766    $    1,337    $   16,103
  Additions (2)                     75,259         1,373        76,632
  Utilization (3)                   (9,538)       (2,439)      (11,977)
  Adjustment (4)                     9,153           (44)        9,109
                                ----------    ----------    ----------
Balance at February 25, 2006    $   89,640    $      227    $   89,867
  Additions (2)                      3,567            --         3,567
  Utilization (3)                  (14,065)         (211)      (14,276)
  Adjustment (4)                     3,969           (16)        3,953
                                ----------    ----------    ----------
Balance at February 24, 2007    $   83,111    $       --    $   83,111
  Additions (2)                      2,691            --         2,691
  Utilization (3)                   (9,804)           --        (9,804)
  Adjustment (4)                    (7,117)           --        (7,117)
                                ----------    ----------    ----------
Balance at December 1, 2007     $   68,881    $       --    $   68,881
                                ==========    ==========    ==========

(1) The original charge to occupancy during fiscal 2005 represents charges related to closures of the first 8 stores in conjunction with our decision to close stores in the Midwest of $14.8 million. The original charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of these store closures.

(2) The additions to occupancy during fiscal 2005 represent charges related to the closures of an additional 27 stores in the amount of $73.7 million and interest accretion on future occupancy costs which were recorded at present value at the time of the original charge in the amount of $1.6 million. The additions to store occupancy during fiscal 2006 and the 40 weeks ended December 1, 2007 represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. The additional charge to severance during fiscal 2005 of $1.3 million related to individual severings as a result of the additional stores identified for closures.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $9.2 million in occupancy accruals due to changes in our original estimate of our future vacancy obligations for closed stores. We also recorded a decrease of $0.05 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $4.0 million due to changes in our estimation of such future costs and changes to our estimate to terminate certain leases, partially offset by the favorable result of terminating a lease on one property. We also recorded a decrease of $0.02 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 40 weeks ended December 1, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $7.1 million due to (i.) changes in our estimation of such future costs of $6.4 million and (ii.) a new sublease agreement for one property of $0.7 million.

We paid $33.4 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $68.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $2.7 million of the total net severance charges from the time of the original charges through December 1, 2007, which resulted from the termination of approximately 125 employees. The severance liability has been fully utilized as of December 1, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 40 weeks ended December 1, 2007 and December 2, 2006.

At December 1, 2007 and February 24, 2007, approximately $11.0 million and $22.4 million, respectively, of the liability was included in "Other accruals" and $57.9 million and $60.7 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $68.9 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

MIDWEST 2004

During the 12 and 40 weeks ended December 1, 2007, we incurred pre-tax disposal related costs for our operations in this region of $0.2 million and $0.5 million, respectively, related to occupancy costs. During the 12 weeks ended December 2, 2006, we incurred pre-tax disposal related costs for our operations in this region of $0.2 million and we recorded pre-tax reversals of occupancy related costs of $3.0 million during the 40 weeks ended December 2, 2006. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations.

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                              Severance
                                                 and
                                Occupancy      Benefits        Total
                                ----------    ----------    ----------
Balance at February 28, 2004    $   19,962    $    4,819    $   24,781
Addition (1)                           687            --           687
Utilization (2)                     (4,747)       (4,813)       (9,560)
                                ----------    ----------    ----------
Balance at February 26, 2005    $   15,902    $        6    $   15,908
Addition (1)                           710            --           710
Utilization (2)                     (2,738)           (6)       (2,744)
Adjustment (3)                       4,376            --         4,376
                                ----------    ----------    ----------
 Balance at February 25, 2006   $   18,250    $       --    $   18,250
Addition (1)                           741            --           741
Utilization (2)                     (1,656)           --        (1,656)
Adjustment (3)                      (3,021)           --        (3,021)
                                ----------    ----------    ----------
Balance at February 24, 2007    $   14,314    $       --    $   14,314
Addition (1)                           541            --           541
Utilization (2)                       (841)           --          (841)
Adjustment (3)                         (80)           --           (80)
                                ----------    ----------    ----------
 Balance at December 1, 2007    $   13,934    $       --    $   13,934
                                ==========    ==========    ==========

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

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2005, we recorded an increase of $4.4 million in occupancy accruals due to changes in our original estimate of when we would terminate certain leases, obtain sublease rental income related to such leases and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.0 million due to changes in our estimation of such future costs. During the 40 weeks ended December 1, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.1 million due to changes in our estimation of such future costs.

We paid $11.1 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $13.9 million relates to expected future payments under long term leases and is expected to be paid out in full by 2022. We paid $8.9 million of the total net severance charges from the time of the original charges through December 1, 2007, which resulted from the termination of approximately 300 employees. The severance liability has been fully utilized and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 12 and 40 weeks ended December 1, 2007 or December 2, 2006.

At December 1, 2007 and February 24, 2007, approximately $1.3 million and $1.3 million, respectively, of the liability was included in "Other accruals" and $12.6 million and $13.0 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $13.9 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

NORTHERN NEW ENGLAND

During the 12 and 40 weeks ended December 2, 2006, we recorded pre-tax reversals of non-accruable closing costs in this region subsequent to the sale of these stores of $0.03 million and nil, respectively, primarily related to adjustments as a result of changes in estimates. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 2, 2006. There were no such similar costs recorded for the 12 and 40 weeks ended December 1, 2007

KOHL'S MARKET

During the 12 and 40 weeks ended December 1, 2007, we recorded costs of $0.4 million and $1.9 million, respectively, due to interest accretion on future occupancy payments that were recorded at present value at the time of the original charge and adjustments to occupancy related costs as a result of changes in estimates. During the 12 and 40 weeks ended December 2, 2006, we recorded gains of $1.3 million and $0.7 million, respectively, primarily due to favorable results of terminating leases at certain locations and adjustments as a result of changes in estimates partially offset by interest accretion on future occupancy payments that were recorded at present value at the time of the original charge. These amounts were included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006.

The following table summarizes the reserve activity related to the exit of the Kohl's market over the last three fiscal years:

                                                 Severance and        Fixed
                                 Occupancy          Benefits          Assets             Total
                               --------------    --------------    --------------    --------------
Balance at February 28, 2004   $       19,039    $        4,834    $           --    $       23,873
     Additions (1)                        688                52               602             1,342
     Utilization (2)                   (1,918)           (2,201)             (602)           (4,721)
     Adjustments (3)                     (354)               --                --              (354)
                               --------------    --------------    --------------    --------------
Balance at February 26, 2005   $       17,455    $        2,685    $           --    $       20,140
     Additions (1)                        562                44                --               606
     Utilization (2)                   (3,235)           (2,128)               --            (5,363)
     Adjustments (3)                   (4,299)              582                --            (3,717)
                               --------------    --------------    --------------    --------------
Balance at February 25, 2006   $       10,483    $        1,183    $           --    $       11,666
     Additions (1)                        385                 4                --               389
     Utilization (2)                   (2,504)           (1,041)               --            (3,545)
     Adjustments (3)                     (416)             (146)               --              (562)
                               --------------    --------------    --------------    --------------
Balance at February 24, 2007   $        7,948    $           --    $           --    $        7,948
     Additions (1)                        415                --                --               415
     Utilization (2)                   (1,504)               --                --            (1,504)
     Adjustments (3)                    1,441                --                --             1,441
                               --------------    --------------    --------------    --------------
Balance at December 1, 2007    $        8,300    $           --    $           --    $        8,300
                               ==============    ==============    ==============    ==============

(1) The fiscal 2004, fiscal 2005, fiscal 2006 and the 40 weeks ended December 1, 2007 additions to occupancy and severance and benefits represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. In fiscal 2004, the addition to fixed assets represents additional impairment losses recorded as a result of originally estimated proceeds on the disposal of these assets not being achieved.

(2) Occupancy utilization represents vacancy related payments for closed locations such as rent, common area maintenance, real estate taxes and lease termination payments. Severance and benefits utilization represents payments made to terminated employees during the period and payments for pension withdrawal.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded a reversal of previously accrued occupancy related costs due to favorable results of terminating leases. During fiscal 2005, we recorded adjustments relating to (i.) a reversal of previously accrued occupancy costs of $3.7 million due to favorable results of terminating the Kohl's warehouse lease and (ii.) the reclassification of $0.6 million between the liabilities for occupancy and severance and benefits to properly state their respective ending balances at February 25, 2006. During fiscal 2006, we recorded adjustments for (i.) a reduction in vacancy related costs for our properties due to favorable results of terminating leases at certain locations of $0.7 million partially offset by changes in our estimation of such future costs of $0.3 million and (ii.) a reversal of previously accrued pension withdrawal payments of $0.1 million that were no longer required to be paid. During the 40 weeks ended December 1, 2007, we recorded adjustments for additional vacancy related costs for our properties of $1.4 million due to changes in our estimation of such future costs.

We paid $14.5 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $8.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2020.

We paid $13.6 million of the total original severance and benefits charges from the time of the original charges through December 1, 2007, which resulted from the termination of approximately 2,000 employees. At December 1, 2007, there are no future obligations for severance and benefits.

At December 1, 2007 and February 24, 2007, $1.9 million and $2.3 million, respectively, of the Kohl's exit reserves was included in "Other accruals" and $6.4 million and $5.6 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the liability balance of $8.3 million as of December 1, 2007 based upon current available information and have concluded that it is adequate. We will continue to monitor the status of the vacant properties and adjustments to the reserve balance may be recorded in the future, if necessary.

8.  ASSET DISPOSITION INITIATIVES

Presented below is a reconciliation of the charges recorded on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006. Present value ("PV") interest represents interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. Non-accruable items represent charges related to the restructuring that are required to be expensed as incurred in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities".



                                                         12 weeks ended December 1, 2007
                  -------------------------------------------------------------------------------------------------------------
                  Project Great Renewal   2001 Asset Disposition       Distribution 2005                    Totals
                  ---------------------  -----------------------  ---------------------------   -------------------------------

                    NE*    MW*   Total     NE    GNO*   Total       NE    MW     GNO   Total     NE       MW     GNO      Total
                  ------ ------  -----   -----  -----   -----     ----- ------  ----- -------   ----    -----  -------   ------
Balance Sheet Accruals
Vacancy           $    - $    -  $   -   $  -   $  -    $  -     $  119 $    -  $   -  $  119   $119   $   -     $  -    $ 119
PV Interest           95     17    112     93    169     262         12      -      3      15    200      17      172      389
Severance              -      -      -      -      -       -         81      -      -      81     81       -        -       81
                  ------ ------  ------- ------ -----  -----      ------ ------  -----  ------ ------    -----   ------  ------
Total accrued to
  balance sheet       95     17    112     93    169     262        212      -      3     215    400      17      172      589
                  ------ ------  ------- ------ -----  -----      ------ ------  -----  ------ ------    -----   ------ -------
Non-accruable items
  recorded on Statements
  of Operations
Closing costs          -      -      -      -      -       -         78      -      -      78     78       -        -       78
                  ------ ------  ------- -----  -----  -----      ------ ------  -----  ------ ------    ----- -------- -------
Total non-accruable
  items                -      -      -      -      -       -         78      -      -      78     78       -        -       78
                  ------ ------  ------- ------ -----  -----      ------ ------  -----  ------ ------    ----- -------- -------
   Less PV
     interest        (95)   (17)  (112)   (93)  (169)   (262)       (12)     -     (3)    (15)  (200)    (17)    (172)    (389)
                  ------  -----  ------  ------ -----  ------     ------  -----  ------ ------ -------- ------ -------- -------
(389)
Total amount recorded
  on Statements of
  Operations excluding
  PV interest     $    - $    -  $   -  $   -  $   -   $   -     $  278   $  -  $   -  $  278 $  278   $   -   $   -    $  278
                  ====== ======  ====== =====  =====   =====     ======   =====  =====  ====== ======  ======  ======   ======

*The headings in the tables included in Note 8 - Asset Disposition Initiatives have been indexed with the following abbreviations: Northeast (NE), Midwest (MW) and Greater New Orleans (GNO).




                                                              12 weeks ended December 2, 2006
                          ----------------------------------------------------------------------------------------------------------
                            Project Great Renewal  2001 Asset Disposition        Distribution 2005                   Totals
                          -----------------------  ----------------------     -----------------------  ----------------------------
                             NE      MW    Total     NE    GNO      Total      NE     MW   GNO  Total     NE     MW    GNO    Total
                          -------  -----  -------  -----   ------   -----     ------  ---  ---  -----  -------  ----  ----- -------
BALANCE SHEET ACCRUALS
Vacancy                   $(3,796) $  --  $(3,796) $  49    $  --   $  49     $ 604  $ --  $ --  $604  $(3,143) $ --  $  -- $(3,143)
PV Interest                   173     24      197    118      182     300         7    32    17    56      298    56    199     553
Severance                      --     --       --     --       --      --        32    --    --    32       32    --     --      32
                          -------  -----  -------  -----    -----   -----     -----  ----  ----  ----  -------  ----  ----- -------
Total accrued to
   balance
   sheet                   (3,623)    24   (3,599)   167      182     349       643    32    17   692   (2,813)   56    199  (2,558)
                          -------  -----  -------  -----    -----   -----     -----  ----  ----  ----  -------  ----  ----- -------
NON-ACCRUABLE ITEMS
   RECORDED ON STATEMENTS
   OF OPERATIONS
Loss on sale of property       --     --       --     --       --      --        24    --    --    24       24    --     --      24
Closing costs                  (5)    --       (5)    --       --      --        86    --    --    86       81    --     --      81
                          -------  -----  -------  -----    -----   -----     -----  ----  ----  ----  -------  ----  -----  -------
Total non-accruable
   items                       (5)    --       (5)    --       --      --       110    --    --   110      105    --     --     105
                          -------  -----  -------  -----    -----   -----     -----  ----  ----  ----  -------  ----  -----  -------
     Less PV interest        (173)   (24)    (197)  (118)    (182)   (300)       (7)  (32)  (17)  (56)    (298)  (56)  (199)   (553)
                          -------  -----  -------  -----    -----   -----     -----  ----  ----  ----  -------  ----  -----  -------
TOTAL AMOUNT RECORDED
   ON STATEMENTS OF
   OPERATIONS EXCLUDING
   PV INTEREST            $(3,801) $  --  $(3,801) $  49    $  --   $  49     $ 746  $ --  $ --  $746  $(3,006) $ --  $  -- $(3,006)
                          =======  =====  =======  =====    =====   =====     =====  ====  ====  ====  =======  ====  =====  ======



                                                              40 weeks ended December 1, 2007
                       ------------------------------------------------------------------------------------------------------------
                         Project Great Renewal  2001 Asset Disposition     Distribution 2005              Totals
                       -----------------------  ---------------------- ---------------------------    -----------------------------
                          NE      MW    Total     NE    GNO   Total      NE     MW     GNO   Total      NE       MW    GNO     Total
                       -------  -----  -------  ----- ------  -----    ------  ----    ---   -----    -------  ----   -----  -------



Balance Sheet Accruals
Vacancy                 $(351)  $  -   $(351)   $ 10  $  -    $ 10    $(838) $(2,631) $ -  $(3,469) $(1,179) $(2,631) $ -  $(3,810)
PV Interest               342     63     405     312   580     892       40       69   22      131      694      132  602    1,428
Severance                   -      -       -       -     -       -    1,592        -    -    1,592    1,592        -    -    1,592
Pension withdrawal
  costs                     -      -       -       -     -       -      726        -    -      726      726        -    -      726
                        ------ ------  ------- ------  -----   ----    ------ ------- -----  ------   ------  ------- ----- -------
Total accrued to
  balance sheet            (9)    63      54     322   580     902    1,520   (2,562)  22   (1,020)   1,833   (2,499) 602      (64)
                        ------ ------  ------  ------  -----   ----    -----  ------- -----  ------   ------  ------- ----- -------
Non-accruable items
  recorded on Statements
  of Operations
Proceeds from lease
  termination          (1,100)     -  (1,100)      -     -       -        -       -     -        -   (1,100)       -    -   (1,100)
Gain on sale of property    -      -       -       -     -       -   (20,824)     -     -  (20,824) (20,824)       -    -  (20,824)
Closing costs               -      -       -       -     -       -     1,542      -     -    1,542    1,542        -    -    1,542
                       ------ ------  ------- ------  -------  ----   ------   -----  -----  ------  ------- -------- ------ -------
Total non-accruable
  items                (1,100)     -  (1,100)      -     -       -   (19,282)     -     -  (19,282) (20,382)       -    -  (20,382)
                      -------  ------  ------  ------  -------  ---   -------  -----  -----  ------  ------- -------- ------ ------
   Less PV interest      (342)   (63)   (405)   (312)  (580)  (892)      (40)   (69)  (22)    (131)    (694)    (132)(602)  (1,428)
                      -------  ------- ------  -------  -----  ------ -------  -----  ------ ------ -------- ------- ------ ------

Total amount recorded
  on Statements of
  Operations excluding
  PV interest          (1,451)      -  (1,451)     10      -     10  (17,802)(2,631)   -   (20,433) (19,243)  (2,631)   -  (21,874)
                       =======   ===== ======= =======  =====  ====  =======  =====   ====  ======   ======    ===== ====   ======

   Less closing costs       -       -       -       -      -      -   (1,542)     -    -    (1,542)  (1,542)       -    -   (1,542)
   Less vacancy costs
     included in
     discontinued
     operations             -       -       -       -      -      -        -  2,631    -     2,631        -    2,631    -    2,631
                       ------  ------  ------  ------  -----   ----  ------ ------  -----  -------  -------   ------ -----  ------
Total amount recorded
  in Statements of
  Cash Flows          $(1,451)   $  - $(1,451) $   10  $   -  $  10 $(19,344) $  -  $ -   $(19,344)$(20,785)  $   -  $ - $(20,785)
                      ========   ==== =======  ======  =====  ===== ========= ===== ====   ======== ========   =====  === ========






                                                              40 weeks ended December 2, 2006
                          ----------------------------------------------------------------------------------------------------
                            Project Great Renewal  2001 Asset Disposition      Distribution 2005              Totals
                          -----------------------  ----------------------  ------------------------  -----------------------------
                             NE      MW    Total     NE    GNO   Total       NE     MW   GNO  Total     NE     MW    GNO    Total
                          -------  -----  -------  ----- ------  -----     ------  ----  ---  -----  -------  ----  ----- --------

Balance Sheet Accruals
Vacancy                  $(5,429)  $  -  (5,429)  $4,482  $ -   $4,482     $2,348  $  -  $ - $2,348  $1,401   $ -   $  -    $ 1,401
PV Interest                  666     90     756      520  630    1,150         14   110   63    187   1,200   200    693      2,093
Severance                    (95)     -     (95)       -    -        -        167     -    -    167      72     -     -          72
                          ------  ------ -------  ------  ---   ------      -----  ----- ---- -----  ------  -----  ----    --------
Total accrued to
  balance
  sheet                   (4,858)    90  (4,768)   5,002  630    5,632      2,529   110   63  2,702   2,673   200    693      3,566
                          ------  -----  -------  ------  ---   ------      -----  ----  ---- -----  ------  -----  ----    -------
Non-accruable items
  recorded on Statements
  of Operations
Property writeoffs            -        -      -        -      -      -      1,049          -  1,049   1,049     -      -      1,049
Inventory related costs       -        -      -        -      -      -       (505)     - (66)  (571)   (505)    -    (66)      (571)
Loss (gain) on
  sale of property            -        -      -        -      -      -         31      - (11)    20      31     -    (11)        20
Closing costs                (5)       -     (5)       -      -      -      1,939      - 222  2,161   1,934     -    222      2,156
                          ------   ------  -----  ------  -----   -----     -----  ----- ---  -----   -----  ----    ----     -----
Total non-accruable
  items                      (5)       -     (5)       -      -      -      2,514      - 145  2,659   2,509     -    145      2,654
                          ------   ------  -----  ------  -----   -----     -----  ----- ---  -----   -----  ----   ----      -----
   Less PV interest        (666)     (90)  (756)    (520)  (630)(1,150)       (14)  (110)(63)  (187) (1,200) (200)  (693)    (2,093)
                          ------   ------  -----  ------  ------ -----      -----  ----- ---  -----   -----  ----   ----      -----
Total amount recorded
  on Statements of
  Operations excluding
  PV interest            (5,529)       - (5,529)   4,482      -  4,482      5,029      - 145  5,174   3,982     -    145      4,127
   Less closing costs         5        -      5        -      -      -     (1,939)     -(222)(2,161) (1,934)    -   (222)    (2,156)
   Less costs
     included in
     discontinued
     operations               -        -      -        -      -      -          -      -  77     77       -     -     77         77
                         ------    -----  -----    -----  -----  -----      -----  ----- ---- -----  ------ ------ ------     ------
Total amount recorded
  in Statements of
  Cash Flows            $(5,524)   $  - $(5,524) $ 4,482  $   -  $4,482     $3,090  $  - $ - $3,090 $ 2,048 $   -   $  -     $2,048
                        =======    ==== =======  ======   =====  ======     ======  ==== === ====== ======= =====   ====     ======



PROJECT GREAT RENEWAL

The following table summarizes the activity related to this phase of the initiative over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004      $ 31,472   $    452   $ 31,924   $  2,157   $     --   $  2,157  $  33,629  $     452  $  34,081
Addition (1)                1,902         20      1,922         --         --         --      1,902         20      1,922
Utilization (2)            (5,410)      (222)    (5,632)      (497)        --       (497)    (5,907)      (222)    (6,129)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 26, 2005      $ 27,964   $    250   $ 28,214   $  1,660   $     --   $  1,660  $  29,624  $     250  $  29,874
Addition (1)                1,541          7      1,548         --         --         --      1,541          7      1,548
Utilization (2)            (5,858)      (167)    (6,025)      (223)        --       (223)    (6,081)      (167)    (6,248)
Adjustments (3)            (3,648)       (90)    (3,738)        --         --         --     (3,648)       (90)    (3,738)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 25, 2006      $ 19,999   $     --   $ 19,999   $  1,437   $     --   $  1,437  $  21,436  $      --  $  21,436
Addition (1)                  894         --        894         --         --         --        894         --        894
Utilization (2)            (4,428)        --     (4,428)      (132)        --       (132)    (4,560)        --     (4,560)
Adjustments (3)            (5,429)        --     (5,429)       (95)        --        (95)    (5,524)        --     (5,524)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 24, 2007      $ 11,036   $     --   $ 11,036   $  1,210   $     --   $  1,210  $  12,246  $      --  $  12,246
Addition (1)                  405         --        405         --         --         --        405         --        405
Utilization (2)            (2,476)        --     (2,476)      (163)        --       (163)    (2,639)        --     (2,639)
Adjustments (3)              (351)        --       (351)        --         --         --       (351)        --       (351)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  December 1, 2007       $  8,614   $     --   $  8,614   $  1,047   $     --   $  1,047  $   9,661  $      --  $   9,661
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 40 weeks ended December 1, 2007, $0.06 million was recorded to Midwest 2007 in discontinued operations.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments to individuals for severance and benefits, as well as payments to pension funds for early withdrawal from multi-employer union pension plans.

(3) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. We have continued to make favorable progress in marketing and subleasing the closed stores. As a result, during fiscal 2005, we recorded an additional reduction of $3.6 million in occupancy accruals due to subleasing additional closed stores and converting a previously closed store to a store that was opened in fiscal 2006. In addition, we sold our Canadian business and as a result, the Canadian occupancy accruals of $0.1 million are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006. During fiscal 2006, we recorded adjustments for a reduction in vacancy related costs for our properties of $5.4 million due to lease terminations for two properties, assignment of one property and changes in our estimation of such future costs. We also recorded a decrease of $0.1 million for the reversal of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During the 40 weeks ended December 1, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $0.4 million due to changes in our estimation of such future costs.

We paid $111.3 million of the total occupancy charges from the time of the original charges through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $30.4 million of the total net severance charges from the time of the original charges through December 1, 2007, which resulted from the termination of approximately 3,400 employees. The remaining occupancy liability of $8.6 million relates to expected future payments under long term leases and is expected to be paid in full by 2013. The remaining severance liability of $1.0 million primarily relates to expected future payments for early withdrawals from multi-employer union pension plans and will be fully paid out in 2020. None of these stores were open during either of the 12 and 40 weeks ended December 1, 2007 or December 2, 2006.

At December 1, 2007 and February 24, 2007, approximately $2.8 million and $3.0 million, respectively, of the reserve was included in "Other accruals" and $6.9 million and $9.2 million, respectively, was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $9.7 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

2001 ASSET DISPOSITION

The following table summarizes the activity related to this phase of the initiative recorded on the Consolidated Balance Sheets over the last three fiscal years:

                                    Occupancy                 Severance and Benefits                    Total
                         ------------------------------   ------------------------------  -------------------------------
                           U.S.      Canada      Total      U.S.      Canada      Total      U.S.      Canada      Total
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 28, 2004      $ 39,584   $    375   $ 39,959   $  2,311   $     58   $  2,369  $  41,895  $     433  $  42,328
Addition (1)                2,449         --      2,449         --         --         --      2,449         --      2,449
Utilization (2)            (5,646)      (375)    (6,021)    (2,197)       (58)    (2,255)    (7,843)      (433)    (8,276)
Adjustments (3)            (4,488)        --     (4,488)        --         --         --     (4,488)        --     (4,488)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 26, 2005      $ 31,899   $     --   $ 31,899   $    114   $     --   $    114  $  32,013  $      --  $  32,013
Addition (1)                2,170         --      2,170         --         --         --      2,170         --      2,170
Utilization (2)            (5,262)        --     (5,262)       (97)        --        (97)    (5,359)        --     (5,359)
Adjustments (3)            (2,089)        --     (2,089)        --         --         --     (2,089)        --     (2,089)
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 25, 2006      $ 26,718   $     --   $ 26,718   $     17   $     --   $     17  $  26,735  $      --  $  26,735
Addition (1)                1,444         --      1,444         --         --         --      1,444         --      1,444
Utilization (2)           (11,875)        --    (11,875)       (17)        --        (17)   (11,892)        --    (11,892)
Adjustments (3)             4,299         --      4,299         --         --         --      4,299         --      4,299
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  February 24, 2007      $ 20,586   $     --   $ 20,586   $     --   $     --   $     --  $  20,586  $      --  $  20,586
Addition (1)                  892         --        892         --         --         --        892         --        892
Utilization (2)            (1,740)        --     (1,740)        --         --         --     (1,740)        --     (1,740)
Adjustments (3)                10         --         10         --         --         --         10         --         10
                         --------   --------   --------   --------   --------   --------  ---------  ---------  ---------
Balance at
  December 1, 2007       $ 19,748   $     --   $ 19,748   $     --   $     --   $     --  $  19,748  $      --  $  19,748
                         ========   ========   ========   ========   ========   ========  =========  =========  =========

(1) The additions to store occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 40 weeks ended December 1, 2007, $0.6 million was recorded to Greater New Orleans in discontinued operations.

(2) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance utilization represents payments made to terminated employees during the period.

(3) At each balance sheet date, we assess the adequacy of the reserve balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During fiscal 2004, we recorded adjustments of $4.5 million related to the reversals of previously accrued occupancy costs due to the disposals and subleases of locations at more favorable terms than originally anticipated at the time of the original charge. During fiscal 2005, we recorded adjustments of $2.1 million related to the reversals of previously accrued occupancy costs due to the favorable result of subleasing one of the closed properties and changes in our original estimate of our future vacancy obligations for closed stores. During fiscal 2006, we recorded adjustments for additional vacancy related costs of $4.3 million due to changes in our estimate to terminate certain leases and changes in our estimation of future costs. During the 40 weeks ended December 1, 2007, we recorded adjustments for additional vacancy related costs of $0.01 million due to changes in our estimation of such future costs.

We paid $58.1 million ($55.1 million in the U.S. and $3.0 million in Canada) of the total occupancy charges from the time of the original charges through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. We paid $28.2 million ($19.2 million in the U.S. and $9.0 million in Canada) of the total net severance charges from the time of the original charges through December 1, 2007, which resulted from the termination of approximately 1,100 employees. The remaining occupancy liability of $19.7 million primarily relates to expected future payments under long term leases through 2022. The severance liability has been fully utilized as of December 1, 2007 and no additional future payments for severance and benefits to individual employees will be paid out. None of these stores were open during either of the 12 and 40 weeks ended December 1, 2007 or December 2, 2006.

At December 1, 2007 and February 24, 2007, approximately $2.9 million and $3.0 million of the reserve, respectively, was included in "Other accruals" and $16.8 million and $17.6 million, respectively, was included in "Other non-current liabilities" on the Company's Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $19.7 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

DISTRIBUTION 2005

During fiscal 2005, our Company sold our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. On June 27, 2005, the definitive agreements, including an Asset Purchase Agreement and a 15 year Supply Agreement, were finalized and signed. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania. In the Supply Agreement, C&S Wholesale Grocers, Inc. will supply our Company with all of our requirements for groceries, perishables, frozen food and other merchandise in the product categories carried by C&S Wholesale Grocers, Inc. The transition of our owned warehouses and operations began in the third quarter of fiscal 2005 and was completed during the fourth quarter of fiscal 2005.

The following table summarizes the activity to date related to the charges recorded for the closing of these facilities.

                                               Severance and
                               Occupancy         Benefits           Total
                              -----------      -------------      ---------
Original charge (1)           $        --      $      40,417      $  40,417
  Additions (2)                    15,420              7,296         22,716
  Utilization (3)                    (337)           (43,597)       (43,934)
  Adjustments (4)                      --               (493)          (493)
                              -----------      -------------      ---------
Balance at
  February 25, 2006           $    15,083      $       3,623      $  18,706
  Additions (2)                       244                 32            276
  Utilization (3)                 (12,075)            (2,780)       (14,855)
  Adjustment (4)                    2,198                  1          2,199
                              -----------      -------------      ---------
Balance at
  February 24, 2007           $     5,450      $         876      $   6,326
  Additions (2)                       131              2,318          2,449
  Utilization (3)                    (771)            (1,440)        (2,211)
  Adjustment (4)                   (3,469)                --         (3,469)
                              -----------      -------------      ---------
Balance at
  December 1, 2007            $     1,341      $       1,754      $   3,095
                              ===========      =============      =========

(1) The original charge to severance and benefits during the first quarter of fiscal 2005 of $40.4 million related to (i.) individual severings as well as retention and productivity incentives that were accrued as earned of $7.6 million and (ii.) costs for future obligations for early withdrawal from multi-employer union pension plans of $32.8 million.

(2) The additions to occupancy during fiscal 2005 related to future occupancy costs such as rent, common area maintenance and real estate taxes, and future obligations for the warehouses sold to C&S Wholesale Grocers, Inc. The additions to occupancy during fiscal 2006 and the 40 weeks ended December 1, 2007 represent interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. During the 40 weeks ended December 1, 2007, $0.02 million was recorded to Greater New Orleans and $0.07 million was recorded to Midwest 2007 in discontinued operations. The additions to severance and benefits represented charges related to additional individual severings as well as retention and productivity incentives that were accrued as earned. During the 40 weeks ended December 1, 2007, we recorded additions to severance and benefits of $2.3 million for health and welfare benefits for warehouse retirees of $1.6 million and pension withdrawal costs of $0.7 million.

(3) Occupancy utilization represents payments made during those periods for costs such as rent, common area maintenance, real estate taxes and lease termination costs. Severance and benefits utilization represents payments made to terminated employees during the period as well as payments made to pension funds for early withdrawal from multi-employer union pension plans.

(4) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. During the fiscal 2005, we recorded adjustments of $0.5 million primarily related to reversals of previously accrued severance and benefits due to changes in individual severings and associated benefit costs. During fiscal 2006, we recorded adjustments for additional vacancy related costs for our properties of $2.2 million due to changes in our estimation of such future costs. During the 40 weeks ended December 1, 2007, we recorded adjustments for a reduction in vacancy related costs for our properties of $3.5 million due to (i.) changes in our estimation of such future costs of $0.9 million and (ii.) $2.6 million for one property that was reclassified to Midwest 2007 in discontinued operations.

We paid $13.2 million of the total occupancy charges from the time of the original charge through December 1, 2007 which was primarily for occupancy related costs such as rent, common area maintenance, real estate taxes and lease termination costs. The remaining occupancy liability of $1.3 million relates to expected future payments under long term leases and is expected to be paid out in full by 2021. We paid $47.8 million of the total net severance and benefits charges from the time of the original charges through December 1, 2007. The remaining severance liability of $1.8 million relates to expected future payments for early withdrawals from multi-employer union pension plans and expected future payments for severance and benefits payments to individual employees which will be fully paid out by 2015.

As of December 1, 2007 and February 24, 2007, approximately $0.5 million and $1.7 million, respectively, was included in "Other Accruals" and $2.6 million and $4.6 million, respectively, was included in "Other non-current liabilities" on our Consolidated Balance Sheets.

We have evaluated the reserve balances as of December 1, 2007 of $3.1 million based on current information and have concluded that it is adequate to cover expected future costs. We will continue to monitor the status of the vacant properties and adjustments to the reserve balances may be recorded in the future, if necessary.

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

9. RETIREMENT PLANS AND BENEFITS

On February 24, 2007, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158") which required that we recognize the funded status of our defined benefit pension and other postretirement benefit plans as a net liability or asset on our balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. Minimum pension liabilities and related intangible assets were derecognized upon adoption. Beginning in our fiscal 2008, SFAS 158 requires that our assumptions used to measure our annual expenses be determined as of the balance sheet date (February 28, 2009), and all plan assets and liabilities to be reported as of that date. We have chosen to early adopt this requirement in fiscal 2007. We used the second approach as described in paragraph 19 of SFAS 158 to transition our measurement date from December 31, 2006 to February 24, 2007. Under this approach, we have recorded an adjustment to opening retained earnings in the amount of $0.6 million to decrease the February 25, 2007 balance of retained earnings.

DEFINED BENEFIT PLANS

We provide retirement benefits to certain non-union and union employees under various defined benefit plans. Our defined benefit pension plans are non-contributory and benefits under these plans are generally determined based upon years of service and, for salaried employees, compensation. We fund these plans in amounts consistent with the statutory funding requirements.

In the third quarter of fiscal 2007, we recorded a curtailment gain of $0.2 million reflecting a reduction in the estimated future costs of previously recorded pension benefits as a result of the closure of stores in the Midwest. This amount was included in "(Loss) income from operations of discontinued businesses, net of tax" on our Consolidated Statements of Operations. In addition, we recorded a settlement gain of $1.0 million resulting from lump sum payments of benefits in excess of our recorded liabilities for both former employees in the Midwest and the Northeast. Of this amount $0.9 million was included in "(Loss) income from operations of discontinued businesses, net of tax" and $0.1 million was included in "Store operating, general and administrative expense" on our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007.

The components of net pension cost were as follows:

                                                                        For the 12 Weeks Ended
                                                                     ---------------------------
                                                                     December 1,     December 2,
                                                                        2007             2006
                                                                     ----------      -----------
Service cost                                                         $    1,137      $     1,219
Interest cost                                                             2,800            2,612
Expected return on plan assets                                           (3,031)          (2,850)
Amortization of unrecognized net prior service cost (gain)                   58              (41)
Amortization of unrecognized net loss                                        23               38
Curtailment gain                                                           (167)              --
Settlement gain                                                          (1,047)              --
Administrative expenses and other                                            --              116
                                                                     ----------      -----------
     Net pension (income) cost                                       $     (227)     $     1,094
                                                                     ==========      ===========

                                                                        For the 40 Weeks Ended
                                                                     ---------------------------
                                                                     December 1,     December 2,
                                                                        2007             2006
                                                                     ----------      -----------
Service cost                                                         $     3,789     $    4,064
Interest cost                                                              9,334          8,705
Expected return on plan assets                                           (10,103)        (9,500)
Amortization of unrecognized net prior service cost (gain)                   196           (137)
Amortization of unrecognized net loss                                         76            125
Curtailment gain                                                            (167)            --
Settlement gain                                                           (1,047)            --
Administrative expenses and other                                             --            311
                                                                     -----------     ----------
     Net pension cost                                                $     2,078     $    3,568
                                                                     ===========     ==========

CONTRIBUTIONS

We previously disclosed in our consolidated financial statements for the year ended February 24, 2007, that we expected to contribute $5.6 million in cash to our defined benefit plans in fiscal 2007. As of December 1, 2007, we contributed approximately $3.5 million to our defined benefit plans. We plan to contribute approximately $2.1 million to our plans during the remainder of fiscal 2007.

POSTRETIREMENT BENEFITS

We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a February 24 measurement date for our postretirement benefits. The components of net postretirement benefits income were as follows:

                                                      For the 12 Weeks Ended
                                                   ---------------------------
                                                   December 1,     December 2,
                                                      2007             2006
                                                   ----------      -----------
Service cost                                       $       75      $        87
Interest cost                                             243              270
Amortization of gain                                     (105)             (51)
Prior service gain                                       (311)            (311)
Curtailment change in estimate                          3,000               --
                                                   ----------      -----------
     Net postretirement benefits cost (income)     $    2,902      $        (5)
                                                   ==========      ===========

                                                      For the 40 Weeks Ended
                                                   ---------------------------
                                                   December 1,     December 2,
                                                      2007             2006
                                                   ----------      -----------
Service cost                                       $      251      $       288
Interest cost                                             809              902
Amortization of gain                                     (350)            (171)
Prior service gain                                     (1,036)          (1,036)
                                                   ----------      -----------
     Net postretirement benefits income            $     (326)     $       (17)
                                                   ==========      ===========

During the third quarter of fiscal 2007, we recorded a change in estimate of $3.0 million based on our revised actuarial estimate that originally reflected a reduction in the estimated future costs of previously recorded postretirement benefits.

10. STOCK BASED COMPENSATION

During the 12 and 40 weeks ended December 1, 2007, compensation expense related to share-based incentive plans was $2.0 million and $7.3 million, after tax, respectively, compared to $0.8 million and $6.6 million, after tax, during the 12 and 40 weeks ended December 2, 2006, respectively. Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 1, 2007 was $0.1 million and $0.4 million, respectively, related to expensing of stock options, $1.8 million and $6.5 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.4 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 2, 2006 was $0.2 million and $0.9 million, respectively, related to expensing of stock options, $0.5 million and $4.8 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.9 million, respectively, relating to expensing of common stock to be granted to our Board of Directors at the Annual Meeting of Stockholders.

At December 1, 2007, we had two stock-based compensation plans. The general terms of each plan, the method of estimating fair value for each plan and fiscal 2007 and 2006 activity is reported below.

I. The 1998 Long Term Incentive and Share Award Plan: This plan provides for the grant of awards in the form of options, SAR's, restricted shares, restricted share units, performance shares, performance units, dividend equivalent, or other share based awards to our Company's officers and key employees. The total number of shares available for issuance under this plan is 6,000,000 subject to anti-dilution provisions. Options and SAR's issued under this plan vest 25% on each anniversary date of issuance over a four year period.

      Performance restricted stock units issued under this plan during fiscal 2005 are earned based on our Company achieving in fiscal 2007 a profit after taxes, after adjusting for specific matters which our Company considers to be of a non-operating nature, with an outlook for continued, sustainable profitability on the same basis. On June 15, 2007, the Human Resources & Compensation Committee and the Governance Committee (together, the "Committees") decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, which occurred subsequent to our quarter end, the applicable performance criteria was deemed to have been met with respect to two-thirds of the units granted in fiscal 2005. These units will vest 50% on the first day of fiscal 2008 and the remaining 50% will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As two-thirds of the units will only be considered earned upon the closing of the Pathmark transaction on December 3,

      2007, this modification of terms did not result in the recording of any additional compensation expense during the 12 and 40 weeks ended December 1, 2007. Refer to Note 15 - Subsequent Events for further discussion.

      Performance restricted stock units issued under this plan during fiscal 2006 are earned based on our Company achieving certain operating targets in fiscal 2008 and are 100% vested in fiscal 2008 upon achievement of those targets. On June 15, 2007, the Committees decided to recognize our Company's performance to date for these units subject to the closing of the Pathmark transaction. Upon the closing of the Pathmark transaction, which occurred subsequent to our quarter end, the applicable performance criteria was deemed to have been met with respect to 125% of one-third of the units granted in fiscal 2006. These units will vest on or around May of 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. As one-third of the units will only be considered earned upon the closing of the Pathmark transaction on December 3, 2007, this modification of terms did not result in the recording of any additional compensation expense during the 12 or 40 weeks ended December 1, 2007. Refer to Note 15 - Subsequent Events for further discussion.

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

      In accordance with SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), although the executive and non-executive Integration Programs were contingent upon the closing of the Pathmark transaction, the restricted share units awarded to each executive officer were considered granted on June 15, 2007 and each non-executive officer were considered granted on August 7, 2007. Upon the closing of the Pathmark transaction on December 3, 2007, compensation expense will be recorded over the vesting period as these units are earned upon achievement of the other terms as described above. Refer to Note 15 - Subsequent Events for further discussion.

      The stock option awards under The 1998 Long Term Incentive and Share Award Plan are granted at the fair market value of the Company's common stock at the date of grant. Fair value calculated under SFAS 123, as amended, "Accounting for Stock-Based Compensation" is used to recognize expense upon adoption of SFAS 123R. Fair values for each grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. During the 12 weeks ended December 1, 2007 and December 2, 2006, our Company did not grant any stock options under this plan. The following assumptions were in place during the 40 weeks ended December 1, 2007 and December 2, 2006:

                                       40 weeks ended       40 weeks ended
                                         Dec. 1, 2007         Dec. 2, 2006
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

      Stock options

      The following is a summary of the stock option activity during the 40 weeks ended December 1, 2007:

                                                                                      Weighted
                                                                     Weighted          Average
                                                                      Average         Remaining         Aggregate
                                                                     Exercise        Contractual        Intrinsic
                                                    Shares             Price        Term (years)          Value
                                                 -------------    -------------     ------------     -------------
Outstanding at February 24, 2007                     1,324,980    $    15.50
    Granted                                             84,961         32.28
    Canceled or expired                                (23,161)        16.40
    Exercised                                         (368,974)        16.85
                                                 -------------    ----------
Outstanding at December 1, 2007                      1,017,806    $    16.39                  3.9    $    13,905
                                                 =============    ==========        =============    ===========

Exercisable at:
    December 1, 2007                                   869,637    $    14.29                  3.1    $    13,704
                                                                                   =============    ===========
Nonvested at:
    December 1, 2007                                   148,169    $    28.70                  8.7    $       201
                                                                                    =============    ===========

      The total intrinsic value of options exercised during the 40 weeks ended December 1, 2007 was $5.7 million.

      The weighted average grant date fair value of stock options granted during the 40 weeks ended December 1, 2007 was $19.47.

      As of December 1, 2007, approximately $1.3 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.8 years.

      The amount of cash received from the exercise of stock options was approximately $6.2 million.

      Performance Restricted Stock Units

      During the 12 and 40 weeks ended December 1, 2007, our Company granted nil and 708,696 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $23.2 million. Approximately $12.3 million of unrecognized fair value compensation expense relating to all of our performance restricted stock units, with the exception of those granted under the Integration Program, is expected to be recognized through fiscal 2009 based on estimates of attaining vesting criteria. Upon closing of the Pathmark transaction, which occurred subsequent to our quarter end, and achievement of other terms as described under the Integration Program above, approximately $10.1 million of additional unrecognized fair value compensation expense relating to the performance restricted stock units granted on June 15, 2007 and August 7, 2007 is expected to be recognized through 2010.

      The following is a summary of the performance restricted stock units activity during the 40 weeks ended December 1, 2007:

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                    Shares             Price
                                                 -------------    -------------
Nonvested at February 24, 2007                       1,767,451    $       14.73
    Granted                                            708,696            32.77
    Canceled or expired                               (207,494)           13.59
    Exercised                                               --               --
                                                 -------------    -------------
Nonvested at December 1, 2007                        2,268,653    $       20.47
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

11. INCOME TAXES

The income tax provision recorded for the 40 weeks ended December 1, 2007 and December 2, 2006 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset, we recorded a valuation allowance in an amount that would appropriately reduce our net deferred tax asset to reflect our assessment of its realizability. For the 12 and 40 weeks ended December 1, 2007, the valuation allowance was decreased by $4.4 million and increased by $36.7 million, respectively, as compared to decreased by $11.9 million and $19.0 million during the 12 and 40 weeks ended December 2, 2006. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

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

For the 12 and 40 weeks ended December 1, 2007 and December 2, 2006, no amounts were recorded for interest and penalties within "(Provision for) benefit from income taxes" in our Consolidated Statements of Operations.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of December 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2006 tax years as well.

The effective tax rate on continuing operations of 2.3% for the 12 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

The effective tax rate on continuing operations of 461.6% for the 12 weeks ended December 2, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

The effective tax rate on continuing operations of 3.2% for the 40 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

The effective tax rate on continuing operations of 174.4% for the 40 weeks ended December 2, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

At December 1, 2007, we had NOL carryfowards for federal income tax purposes of $245.8 million that expire beginning in 2033.

At December 1, 2007 and February 24, 2007, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $43.4 million and $40.2 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $121.5 million and nil, respectively, a net non-current deferred tax liability which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of nil and $40.2 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $165.0 million and $24.4 million, respectively.

12. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During fiscal 2006, our retail supermarkets were reported in one segment; however, during the first quarter of fiscal 2007, we announced our intentions to sell our operations in the Greater New Orleans area and in the Midwest, resulting in a change in management's review of these operations. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued have been satisfied and these operations have been reclassified as such in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006. Refer to Note 7 - Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

During the 12 and 40 weeks ended December 1, 2007, we operated in two reportable segments: Northeast and our investment in Metro, Inc. Our Northeast segment is comprised of retail supermarkets and all corporate related charges. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the 40 weeks ended December 1, 2007.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our revised Fiscal 2006 Annual Report on Form 8-K dated October 24, 2007. We measure segment performance based upon segment (loss) income.

Interim information on segments is as follows:

                                               For the 12 weeks ended December 1, 2007
                         -----------------------------------------------------------------------------------
                            Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                         ---------------   ---------------  ---------------   ---------------  -------------
Sales by Category        $       851,860   $      241,636   $       157,611   $            16  $   1,251,123
                         ===============   ==============   ===============   ===============  =============

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.

(2)   The meat category includes meat, deli, bakery and seafood.

(3)   The produce category includes produce and floral.

(4) Other includes sales from an information technology services agreement with Metro, Inc.

                                                                  For the 12 weeks ended December 1, 2007
                                                             --------------------------------------------------
                                                                Northeast       Metro, Inc.          Total
                                                             ---------------   --------------   ---------------
Sales                                                        $     1,251,123   $           --   $     1,251,123
                                                             ===============   ==============   ===============

Segment loss                                                 $       (12,140)  $           --   $       (12,140)

Reconciliation:

   Net restructuring                                                    (168)              --              (168)
   Pathmark acquisition                                               (4,392)              --            (4,392)
   Real estate related activity                                       (4,449)              --            (4,449)
   Income from an information technology services
      agreement with Metro, Inc.                                          16               --                16
                                                             ---------------   --------------   ---------------
Loss from operations                                         $       (21,133)  $           --   $       (21,133)
                                                             ===============   ==============   ===============

   Gain on sale of Canadian operations                       $           495   $           --   $           495
   Gain on disposition of Metro, Inc.                                     --          106,063           106,063
   Interest expense                                                  (14,499)              --           (14,499)
   Interest and dividend income                                        2,535            1,375             3,910
                                                             ---------------   --------------   ---------------
(Loss) income from continuing
   operations before income taxes                            $       (32,602)  $      107,438   $        74,836
                                                             ===============   ==============   ===============

Depreciation and amortization by segment                     $        32,654   $           --   $        32,654
                                                             ===============   ==============   ---------------
Depreciation and amortization for
   discontinued operations                                                                                   --
                                                                                               ---------------
   Total Company                                                                                $        32,654
                                                                                                ===============

Capital expenditures by segment                              $        18,687   $           --   $        18,687
                                                             ===============   ==============   ---------------
Capital expenditures for discontinued operations                                                             --
                                                                                                ---------------
   Total Company                                                                                $        18,687
                                                                                                ===============

                                                              For the 12 weeks ended December 2, 2006
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   ---------------  -------------
Sales by Category                       $       828,629   $       232,270  $       148,449   $        4,128   $   1,213,476
                                        ===============   ===============  ===============   ==============   =============

                                                                  For the 12 weeks ended December 2, 2006
                                                              --------------------------------------------------
                                                                 Northeast       Metro, Inc.          Total
                                                              ---------------   --------------   ---------------
Sales                                                         $     1,213,476   $           --   $     1,213,476
                                                              ===============   ==============   ===============

Segment loss                                                  $       (17,653)  $           --   $       (17,653)
Reconciliation:
   Net restructuring                                                     (402)              --              (402)
   Real estate related activity                                         8,228               --             8,228
   Income from an information technology services
      agreement with Metro, Inc.                                        4,128               --             4,128
                                                              ---------------   --------------   ---------------
Loss from operations                                          $        (5,699)  $           --    $       (5,699)
                                                              ===============   ==============   ===============

   Loss on sale of Canadian operations                        $          (599)  $           --    $         (599)
   Interest expense                                                   (15,342)              --           (15,342)
   Interest and dividend income                                         1,697               --             1,697
   Equity in earnings of Metro, Inc.                                       --           11,023            11,023
                                                              ---------------   --------------   ---------------
(Loss) income from continuing
   operations before income taxes                             $       (19,943)  $       11,023   $        (8,920)
                                                              ===============   ==============   ===============

                                                                  For the 12 weeks ended December 2, 2006
                                                              --------------------------------------------------
                                                                 Northeast       Metro, Inc.          Total
                                                              ---------------   --------------   ---------------

Depreciation and amortization by segment                      $        33,930   $           --   $        33,930
                                                              ===============   ==============   ---------------
Depreciation and amortization for
   discontinued operations                                                                                 6,626
                                                                                                 ---------------
   Total Company                                                                                 $        40,556
                                                                                                 ===============

Capital expenditures by segment                               $        60,730   $           --   $        60,730
                                                              ===============   ==============   ---------------
Capital expenditures for discontinued operations                                                           2,941
                                                                                                 ---------------
   Total Company                                                                                 $        63,671
                                                                                                 ===============

                                                              For the 40 weeks ended December 1, 2007
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------   --------------   ---------------   --------------   -------------
Sales by Category                       $     2,811,474   $      826,217   $       561,147   $       5,792    $   4,204,630
                                        ===============   ==============   ===============   ==============   =============

                                                                  For the 40 weeks ended December 1, 2007
                                                             -------------------------------------------------
                                                                Northeast       Metro, Inc.          Total
                                                             --------------   --------------   ---------------
Sales                                                        $    4,204,630   $           --   $     4,204,603
                                                             ==============   ==============   ===============

Segment loss                                                 $      (26,765)  $           --   $       (26,765)

Reconciliation:
   Net restructuring                                                 (4,420)              --            (4,420)
   Pathmark acquisition                                              (6,761)              --            (6,761)
   Real estate related activity                                      12,037               --            12,037
   Income from an information technology services
      agreement with Metro, Inc.                                      5,792               --             5,792
                                                             --------------   --------------   ---------------
Loss from operations                                         $      (20,117)  $           --   $       (20,117)
                                                             ==============   ==============   ===============

   Gain on sale of Canadian operations                       $          209   $           --   $           209
   Gain on disposition of Metro, Inc.                                    --          184,451           184,451
   Interest expense                                                 (48,806)              --           (48,806)
   Interest and dividend income                                       8,323            3,908            12,231
   Equity in earnings of Metro, Inc.                                     --            7,869             7,869
                                                             --------------   --------------   ---------------
(Loss) income from continuing
   operations before income taxes                            $      (60,391)  $      196,228   $       135,837
                                                             ==============   ==============   ===============

Depreciation and amortization by segment                     $      113,977   $           --   $       113,977
                                                             ==============   ==============   ---------------
Depreciation and amortization for
   discontinued operations                                                                               8,637
                                                                                               ---------------
   Total Company                                                                               $       122,614
                                                                                               ===============

Capital expenditures by segment                              $       96,878   $           --   $        96,878
                                                             ==============   ==============   ---------------
Capital expenditures for discontinued operations                                                         1,569
                                                                                               ---------------
   Total Company                                                                               $        98,447
                                                                                               ===============

                                                                                           At December 1, 2007
                                                                           --------------------------------------------------
                                                                               Northeast       Metro, Inc.          Total
                                                                           ---------------   --------------   ---------------
Total assets by segment                                                    $     2,057,394   $           --   $     2,057,394
                                                                           ===============   ==============   ---------------
Total assets for discontinued operations                                                                                5,621
                                                                                                              ---------------
   Total Company                                                                                              $     2,063,015
                                                                                                              ===============

                                                              For the 40 weeks ended December 2, 2006
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------   --------------   ---------------   --------------   -------------
Sales by Category                       $     2,762,474   $      792,082   $       535,202   $       13,672   $   4,103,430
                                        ===============   ==============   ===============   ==============   =============

                                                                                 For the 40 weeks ended December 2, 2006
                                                                           -------------------------------------------------
                                                                               Northeast      Metro, Inc.          Total
                                                                           --------------   -------------    ---------------
Sales                                                                      $    4,103,430   $          --    $     4,103,430
                                                                           ==============   =============    ===============

Segment loss                                                               $      (34,582)  $          --    $       (34,582)

Reconciliation:
   Net restructuring                                                               (7,562)             --             (7,562)
   Real estate related activity                                                     8,819              --              8,819
   Income from an information technology services
      agreement with Metro, Inc.                                                   13,672              --             13,672
                                                                           --------------   -------------    ---------------
Loss from operations                                                       $      (19,653)  $          --    $       (19,653)
                                                                           ==============   =============    ===============

   Loss on sale of Canadian operations                                     $         (890)  $          --    $          (890)
   Interest expense                                                               (50,167)             --            (50,167)
   Interest and dividend income                                                     7,977              --              7,977
   Equity in earnings of Metro, Inc.                                                   --          30,840             30,840
                                                                           --------------   -------------    ---------------
(Loss) income from continuing
   operations before income taxes                                          $      (62,733)  $      30,840    $       (31,893)
                                                                           ==============   =============    ===============

Depreciation and amortization by segment                                   $      113,314   $          --    $       113,314
                                                                           ==============   =============    ---------------
Depreciation and amortization for
   discontinued operations                                                                                            22,461
                                                                                                             ---------------
   Total Company                                                                                             $       135,775
                                                                                                             ===============

Capital expenditures by segment                                            $      169,985   $          --    $       169,985
                                                                           ==============   =============    ---------------
Capital expenditures for discontinued operations                                                                      14,032
                                                                                                             ---------------
   Total Company                                                                                             $       184,017
                                                                                                             ===============

                                                                                          At February 24, 2007
                                                                           --------------------------------------------------
                                                                               Northeast       Metro, Inc.          Total
                                                                           ---------------   --------------   ---------------
Total assets by segment                                                    $     1,464,989   $      368,871   $     1,833,860
                                                                           ===============   ==============   ---------------
Total assets for discontinued operations                                                                              277,763
                                                                                                              ---------------
   Total Company                                                                                              $     2,111,623
                                                                                                              ===============

13. INDEBTEDNESS

At December 1, 2007 and February 24, 2007, there were $137.6 million and $138.3 million, respectively, in letters of credit outstanding under our Letter of Credit Agreement.

Our Company also has a $250 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. At December 1, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement; however, there were $11.3 million and $70.0 million, respectively, in outstanding borrowings under our Revolver.

In March 2007, our Letter of Credit Agreement and Revolver were amended to allow for the sale of Metro, Inc. shares provided that the net proceeds from such sales are deposited in a restricted cash account. Refer to Note 4 - Investment in Metro, Inc. for further discussion regarding the sale of these Metro, Inc. shares.

During the 12 weeks ended December 1, 2007, on October 14, 2007, our Letter of Credit Agreement was amended to extend the expiration date of the facility from October 14, 2007 to April 14, 2008.

During the 40 weeks ended December 1, 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

In connection with the acquisition of Pathmark Stores, Inc., on December 3, 2007, we terminated our existing Revolver and entered into a new $675 million Credit Agreement enabling us to borrow funds on a revolving basis for working capital loans and letters of credit and a $370 million Senior Secured Bridge Credit Agreement. In addition, on December 18, 2007, we completed our public offering and issued $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012. The net proceeds from these offerings were used to repay the $370 million Senior Secured Bridge Credit Agreement. Refer to Note 15 - Subsequent Events for further discussion.

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

15. SUBSEQUENT EVENTS

On December 3, 2007, we completed our acquisition of 100% of Pathmark Stores, Inc. for $1.4 billion in cash, stock, assumed or retired debt, warrants and options, in a transaction accounted for under SFAS No. 141 "Business Combinations" ("SFAS 141"). Pathmark is a regional supermarket chain with supermarkets in the New York, New Jersey and Philadelphia metropolitan areas. The terms of the consent agreement, as discussed in Note 3 - Definitive Merger Agreement with Pathmark Stores, Inc., require the divestiture of six stores located in the state of New York. We have entered into definitive agreements to sell all six stores and have received FTC approval on these divestitures.

Included in the Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006 are the sales and operating results of the 5 A&P stores that will be closed. The remaining store to be closed was a Pathmark location as of December 1, 2007 and accordingly the results of operations of that store were not included in our results of operations. The results of these operations are as follows:

                              12 Weeks Ended               40 Weeks Ended
                         -------------------------   -------------------------
                         December 1,   December 2,   December 1,   December 2,
                           2007          2006           2007          2006
                         -----------   -----------   -----------   -----------

Sales                    $    25,696   $    24,916   $    85,055   $    83,038
                         ===========   ===========   ===========   ===========

Income from operations   $       228   $        73   $       704   $        33
                         ===========   ===========   ===========   ===========

This acquisition creates value based on the strengths of each company and the combined company's ability to better serve customers in the New York, New Jersey and Philadelphia metro areas.

Under the merger agreement, each share of Pathmark common stock outstanding was converted into 0.12963 shares of A&P common stock (together with cash in lieu of fractional shares) and $9.00 in cash. We issued 6,781,067 shares of A&P common stock and paid $470.8 million to Pathmark common stockholders based on the number of shares of unrestricted Pathmark common stock outstanding, less shares of restricted stock and shares held in treasury on November 30, 2007, of 52,310,959.

We issued 1,107,156 roll-over stock options in exchange for Pathmark options granted prior to June 9, 2005 that have exercise prices greater than or equal to $12.90, the quoted market price of Pathmark common stock on November 30, 2007, the last trading day before the closing date of the merger on December 3, 2007. The underlying stock price at the closing date of the merger was calculated using a ratio of the quoted closing market price for the Pathmark common stock on the merger closing date. In determining the purchase price, the options are valued using a Black-Scholes valuation model and a market price of $12.92, the average quoted closing market price of Pathmark common stock for the two trading days prior to the closing date and the closing date.

We also assumed 5,294,118 of outstanding Pathmark 2000 warrants. Upon exercise at the price of $22.31, each warrant will entitle the holder to receive 0.12963 shares of A&P common stock and $9.00 in cash. In determining the purchase price, the 2000 warrants are valued using a Black-Scholes valuation model using the price of A&P common stock of $32.08 per common share, the average quoted market price of A&P common stock for two trading days before and two trading days after the merger was announced. Additionally, we issued 11,623,236 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants under the Yucaipa Warrant Agreement to the Yucaipa Companies LLC ("Yucaipa") investors. The number of warrants issued was computed based on the number of Pathmark warrants outstanding on November 30, 2007 totaling 25,106,350 using the conversion factor of 0.46296. The Series A warrants are exercisable at $18.36 and the Series B warrants are exercisable at $32.40. The 2005 Series A and Series B warrants are valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P stock on November 30, 2007. These instruments will be accounted for as a liability and will be marked to market at each balance sheet date.

The purchase price paid for the acquisition of Pathmark is as follows:

Equity issued to Pathmark common stock holders                     $      203.8
Issuance to Pathmark option holders                                        11.2
Issuance to Pathmark 2005 warrant holders                                 177.0
Issuance to Pathmark 2000 warrant holders                                   1.1
                                                                   ------------
  Total equity considerations                                      $      393.1
Cash paid to redeem Pathmark debt                                         466.0
Cash paid to Pathmark common stockholders at $9 per share                 470.8
Cash paid to Pathmark option, restricted stock and restricted
  stock unit holders                                                       23.3
Cash paid to date for transaction fees, excluding financing fees           51.9
                                                                   ------------
  Total cash consideration                                         $    1,012.0
                                                                   ------------
Total consideration                                                $    1,405.1
                                                                   ============

The acquisition of Pathmark was funded by restricted cash on hand, temporary bridge financing arrangements and the issuance of equity securities.

On December 3, 2007, we entered into a new $675 million Credit Agreement (the "ABL Facility") with Bank of America, N.A., and a $370 million Senior Secured Bridge Credit Agreement (the "Bridge Loan Facility") with Banc of America Securities LLC, Bank of America, N.A. and Bank of America Bridge LLC, Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc. The ABL Facility provides for a five-year term loan of $82.9 million and a five-year revolving credit facility of $592.1 million. The Bridge Loan Facility, which was subsequently refinanced, provided for a term loan of $370 million that initially matures on December 3, 2008, after which time, subject to the satisfaction of certain conditions, the loans then outstanding will either continue as term loans or be exchanged for exchange notes, in each case having a maturity of December 3, 2015. In connection with the new financing, we paid $10.7 million and $20.6 million in financing fees for the ABL Facility and the Bridge Loan Facility, respectively.

We used our restricted cash on hand and borrowings under the ABL Facility and the Bridge Loan Facility to fund the acquisition, terminate our existing Revolver which had outstanding borrowings of $11.3 million, terminate Pathmark's obligation under their revolver and term loan of $114.0 million and to fund $375.5 million for the payment of Pathmark's Senior Subordinated Notes with a face value of $350 million due 2012. At the close of business on December 3, 2007, we had $200.0 million in outstanding borrowings under the ABL Facility.

To pay down our temporary financing as discussed above, on December 18, 2007, we completed a public offering and issued $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012. The 2011 notes are not redeemable at our option at any time. The 2012 notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 2011 notes is $36.40 representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 2012 notes is $37.80 representing a 35.0% premium to the offering price of $28.00. The principal amount of these notes are convertible into shares of our stock, cash, or a combination of stock and cash at our option. In connection with this offering, we entered into convertible note hedge and warrant transactions with financial institutions that are affiliates of the underwriters of the notes to increase the effective conversion price of the notes. We also entered into share lending agreements with affiliates of the underwriters to lend such affiliates up to 11,278,988 shares of our common stock. Pursuant to these agreements, we loaned 8,134,002 shares of our stock to these entities who then sold 6,300,752 shares to the public in a public offering, which was consummated on December 18, 2007. We did not receive any proceeds from the sale of these shares other than a nominal lending fee.

On December 27, 2007, in order to facilitate the syndication of the ABL Facility under current market conditions, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). Part of the revolving commitments were restructured as a $50 million term loan collateralized by certain real estate assets and the applicable margin on credit extensions was increased.

The application of purchase accounting under SFAS 141 requires that the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the transaction date. The allocation of the purchase price and its impact on the Consolidated Statements of Operations may differ depending on the final fair values assigned to amortizing assets and liabilities and their related actual remaining useful lives, including the following categories of intangible assets and liabilities:

      -     Favorable/unfavorable leases

      -     Favorable/unfavorable contracts

      -     Benefit plan obligations

      -     Pharmacy scripts

      -     Customer relationships

The allocation of the purchase price to assets which will not be amortized may also impact classification on the balance sheet depending on the final fair values assigned, including the following categories of intangible assets:

      -     Trade name

      -     Goodwill

Under the purchase method of accounting, the assets and liabilities of Pathmark were recorded at their respective fair values at the date of acquisition, December 3, 2007. Simultaneously, we recorded a preliminary amount to goodwill of approximately $570 million. We have determined that the Pathmark trade name has an infinite life, and accordingly, is not subject to amortization. We have evaluated the preliminary third-party valuations of property, net, intangible assets, and certain other assets and liabilities. Because this transaction was completed subsequent to our quarter end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property and inventory and the involuntary termination of employees. Changes to the valuation of property may result in adjustments to the fair value of certain identifiable intangible assets acquired, and when finalized, material adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the Pathmark assets acquired and liabilities assumed at the date of acquisition:

Current assets                                                   $        355.4
Property, net                                                           1,071.5
Other assets                                                              300.9
                                                                 --------------
  Total assets acquired                                          $      1,727.8

Current liabilities                                                      (306.6)
Long-term debt                                                             (1.0)
Long-term obligations under capital leases                               (163.7)
Other non-current liabilities                                            (419.6)
                                                                 --------------
  Total liabilities assumed                                      $       (890.9)
                                                                 --------------
Net assets acquired                                              $        836.9
                                                                 ==============

The preliminary amount of goodwill of approximately $570 million resulting from the Pathmark acquisition is assigned to our Northeast segment. The purchased goodwill is not deductible for tax purposes.

On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores with CPS Operating Company LLC, a Delaware limited liability company ("CPS"). Pursuant to the terms of the agreement, Pathmark was to receive $87 million for sale of the lease and was to have assigned and transferred to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease. CPS deposited $6 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement. The sale of the lease was scheduled to close on December 28, 2007. On December 27, 2007, CPS issued a notice to Pathmark terminating the agreement for reason of Pathmark's purported breach of the agreement, which, if proven, would require the return of the escrow. Pathmark is disputing the validity of CPS's notice of termination as Pathmark believes the CPS's position is without merit. Because Pathmark is challenging the validity of CPS's December 27, 2007 notice of termination, Pathmark issued its own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007. CPS's breach, if proven, would entitle Pathmark to keep the escrow. Both parties have taken legal action to obtain the $6 million deposit held in escrow.

On November 5, 2007, the Superior Court of the State of New Jersey, Middlesex County, approved the negotiated settlement of the two putative class action complaints that were filed in New Jersey State court on March 6, 2007, and March 12, 2007, and subsequently consolidated on June 15, 2007 and amended on July 16, 2007 (Superior Court of the State of New Jersey, Middlesex County, Civil Action No. C-111-07), alleging, inter alia, that the preliminary joint prospectus/proxy statement regarding the transaction between A&P and Pathmark included insufficient disclosures, breach of fiduciary duty by the directors of Pathmark, and aiding and abetting the breach of that duty by Pathmark and A&P. Pursuant to the negotiated settlement, the litigation was dismissed, releases were exchanged, Pathmark and A&P made certain disclosures in the definitive joint proxy statement/prospectus regarding the transaction between A&P and Pathmark and, in connection with the acquisition of Pathmark subsequent to our third quarter end, we agreed to pay plaintiffs' attorneys' fees and expenses in the aggregate amount of $1.3 million.

As discussed in Note 10 - Stock Based Compensation, upon closing of the Pathmark transaction and the achievement of other terms as described under the Integration Program, approximately $10.1 million of additional unrecognized fair value compensation expense relating to the performance restricted stock units granted on June 15, 2007 and August 7, 2007 is expected to be recognized over the vesting period through 2010.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

- Basis of Presentation - a discussion of our Company's results during the 12 and 40 weeks ended December 1, 2007 and December 2, 2006.

- Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.

- Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2007 that Management wishes to share with the reader to assist in understanding the business.

- Review of Continuing Operations and Liquidity and Capital Resources--a discussion of results for the 12 weeks ended December 1, 2007 compared to the 12 weeks ended December 2, 2006; results for the 40 weeks ended December 1, 2007 compared to the 40 weeks ended December 2, 2006; current and expected future liquidity; and the impact of various market risks on our Company.

- Critical Accounting Estimates--a discussion of significant estimates made by Management.

- Impact of New Accounting Pronouncements - a discussion of authoritative pronouncements that have been or will be adopted by our Company.

- Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2006 Annual Report on Form 8-K dated October 24, 2007. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 322 stores as of December 1, 2007.

For the 12 and 40 weeks ended December 1, 2007, we operated in two reportable segments: the Northeast and our investment in Metro, Inc. Our Northeast segment is comprised of retail supermarkets and all corporate related charges. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued have been satisfied and as such, these operations have been reclassified in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 and December 2, 2006.

RECENT ANNOUNCEMENTS

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.4 billion in cash, stock, and debt assumption or retirement.

On November 27, 2007, our Company announced that the Federal Trade Commission ("FTC") had accepted a proposed consent agreement relating to our acquisition of Pathmark. Further, on December 3, 2007, we completed our acquisition of Pathmark. Pathmark is a regional supermarket chain with supermarkets in the New York, New Jersey and Philadelphia metropolitan areas. The terms of the consent agreement, as discussed in Note 15 - Subsequent Events, requires us to divest six stores located in the state of New York. We have entered into definitive agreements to sell all of the stores included in the consent agreement and have received FTC approval on these divestitures.

Under the merger agreement, each share of Pathmark common stock outstanding was converted into 0.12963 shares of A&P common stock (together with cash in lieu of fractional shares) and $9.00 in cash. We issued 6,781,067 shares of A&P common stock and paid $470.8 million to Pathmark common stockholders based on the number of shares of unrestricted Pathmark common stock outstanding, less shares of restricted stock and shares held in treasury on November 30, 2007, of 52,310,959.

We issued 1,107,156 roll-over stock options in exchange for Pathmark options granted prior to June 9, 2005 that have exercise prices greater than or equal to $12.90, the quoted market price of Pathmark common stock on November 30, 2007, the last trading day before the closing date of the merger on December 3, 2007. The underlying stock price at the closing date of the merger was calculated using a ratio of the quoted closing market price for the Pathmark common stock on the merger closing date. In determining the purchase price, the options are valued using a Black-Scholes valuation model and a market price of $12.92, the average quoted closing market price of Pathmark common stock for the two trading days prior to the closing date and the closing date.

We also assumed 5,294,118 of outstanding Pathmark 2000 warrants. Upon exercise at the price of $22.31, each warrant will entitle the holder to receive 0.12963 shares of A&P common stock and $9.00 in cash. In determining the purchase price, the 2000 warrants are valued using a Black-Scholes valuation model using the price of A&P common stock of $32.08 per common share, the average quoted market price of A&P common stock for two trading days before and two trading days after the merger was announced. Additionally, we issued 11,623,236 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants under the Yucaipa Warrant Agreement to the Yucaipa Companies LLC ("Yucaipa") investors. The number of warrants issued was computed based on the number of Pathmark warrants outstanding on November 30, 2007 totaling 25,106,350 using the conversion factor of 0.46296. The Series A warrants are exercisable at $18.36 and the Series B warrants are exercisable at $32.40. The 2005 Series A and Series B warrants are valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P stock on November 30, 2007. These instruments will be accounted for as a liability and will be marked to market at each balance sheet date.

The purchase price paid for the acquisition of Pathmark is as follows:

Equity issued to Pathmark common stock holders                      $      203.8
Issuance to Pathmark option holders                                         11.2
Issuance to Pathmark 2005 warrant holders                                  177.0
Issuance to Pathmark 2000 warrant holders                                    1.1
                                                                    ------------
  Total equity considerations                                       $      393.1
Cash paid to redeem Pathmark debt                                          466.0
Cash paid to Pathmark common stockholders
    at $9 per share                                                        470.8
Cash paid to Pathmark option, restricted stock
    and restricted stock unit holders                                       23.3
Cash paid to date for transaction fees,
    excluding financing fees                                                51.9
                                                                    ------------
  Total cash consideration                                          $    1,012.0
                                                                    ------------
Total consideration                                                 $    1,405.1
                                                                    ============

The acquisition of Pathmark was funded by restricted cash on hand, temporary bridge financing arrangements and the issuance of equity securities.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.8 million and $60.7 million during the 12 and 40 weeks ended December 1, 2007, respectively, for closed stores and warehouses not sold. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.

On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of November 1, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.6 million during the 12 and 40 weeks ended December 1, 2007.

OPERATING RESULTS

A&P's transformation and operating improvement moved forward in the third quarter of fiscal 2007, behind ongoing strategic, operating, merchandising, store development and cost control initiatives.

Our Company completed its strategic divestiture of non-core operations, which resulted in the concentration of operations and future development plans in our Northeast markets. Having closed and/or sold all Midwest operations in the second quarter, we moved on to complete the divestiture of stores in the Greater New Orleans area early in the third quarter.

The resolution of those initiatives and the completion of our acquisition of Pathmark Stores Inc. early in the fourth quarter, effectively completed our Company's strategic transformation initiative, which began in 2005 with the sale of A&P Canada and subsequent executive management changes. With the addition of the Pathmark operations, A&P is positioned to achieve sustainable profitability when the integration of Pathmark's business is completed.

With divestiture of non-core operations and acquisition of Pathmark completed, A&P now has:

- Decisive market share leadership in metropolitan New York and New Jersey, and greater share in our Superfresh markets.

-     A clearly defined and demographically targeted store format strategy.

- A comprehensive plan in place to achieve all identified synergy savings through consolidation of the Pathmark business.

-     The right cost model and solid financial and investment platform.

- Experienced management team, enhanced by the addition of approximately 125 key management personnel from the Pathmark organization.

Alongside the conclusion of the strategic transformation, we maintained the ongoing improvement of operating and merchandising execution, which combined with the growing impact of our new Fresh stores and remodels to drive continued, strong year-over-year sales improvement in our Company's Northeast operations in the third quarter.

Accordingly, ongoing improvement from core operations was driven by the continued sales improvement in those markets, more consistent operating discipline and cost controls; margin improvement associated with our ongoing fresh store development and positive results in our discount Food Basics operations.

We continued the conversion of suitable conventional locations to the successful fresh format, completing two projects during the third quarter. In addition to increased volume and customer traffic, the emphasis on fresh category distribution in those stores continues to improve margins, underlining its top and bottom line growth potential.

The discount Food Basics operations again returned sound results, as they provided customers in certain markets with an excellent value alternative. In combination with the mainstream Fresh stores and gourmet Fine Food concept that continued to evolve in New York, this development stream continues to advance the multi-tier marketing strategy initiated in 2005.

The innovation of A&P's marketing profile moved forward with our agreement with Starbucks to add licensed cafes in our stores, with five locations opening in the third quarter, and eventual plans to open approximately 100 in-store Starbucks units. In addition, we completed the acquisition of Best Cellars, a New York-based wine retailer with six locations, whose unique wine-selling concepts will be used to enhance A&P's freestanding and in-store wine, beer and liquor business.

In summary, strategic accomplishments for the third quarter included the following:

- Completed strategic restructuring, with divestiture of non-core businesses and acquisition of Pathmark Stores.

-     Continued strong sales trends in core Northeast operating markets.

-     Earnings momentum in Northeast operations.

- Two conversions to the Fresh store concept, generating volume and margin improvement.

- Improved contribution from discount Food Basics and Food Emporium operations.

-     Preparation of comprehensive Pathmark integration strategy.

OUTLOOK

Management's objectives for the fourth quarter of fiscal 2007 are to progress further toward operating profitability in the existing core Northeast business, by: continuing operating and merchandising improvements behind established strategies; maintaining cost control and reduction disciplines throughout the business; and ensuring the continuity of Pathmark store operations, with emphasis on customer communication and retention, as the overall integration of that business proceeds.

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

The comprehensive plan for the integration of Pathmark operations is designed to achieve:

-     Continuity of all retail operations during integration process.

- Efficient consolidation of headquarters personnel and support functions at present A&P headquarters in Montvale.

- Timely achievement of significant synergies identified as result of merging the two businesses.

- Communication to both organizations regarding process and timetable for integration and related changes.

- Consumer communication regarding the continuation of both the A&P-operated and Pathmark banners and store formats, and related marketing and promotional efforts.

Overall, the balance of fiscal 2007 will continue to reflect both continuity and change, as management focuses on sustaining the improvement of our A&P, Waldbaum's, Superfresh, Food Basics and Food Emporium operations - and executing a seamless transition of Pathmark operations into the Company, to maintain retail continuity and ensure the capture of all identified financial synergies as scheduled over the next 18 to 24 months.

Various risk factors could cause us to fail to achieve these goals. These include, among others, the following:

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

- The retail food and food distribution industries, and the operation of our businesses, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i.) food price deflation or inflation, (ii.) softness in local and national economies, (iii.) increases in commodity prices, (iv.) the availability of favorable credit and trade terms, (v.) changes in business plans, operations, results and prospects, (vi.) potential delays in the development, construction or start-up of planned projects, and (vii.) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.

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

- Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statues, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been de minimis. Although we believe that we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

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

- The integration of Pathmark's operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating Pathmark's systems and operations. The integration of Pathmark will require the focused attention of A&P's management team, including a significant commitment of their time and resources. The need for both A&P's and Pathmark's management to focus on integration matters could have a material and adverse impact on the revenues and operating results of the combined company. The success of the merger will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of A&P and Pathmark, including, anticipated annual integration synergies within two years, through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. These integration matters could have a material adverse effect on our business.

- We have assumed all of Pathmark's liabilities, including contingent liabilities, in connection with the merger. If there are unknown Pathmark obligations, our business could be materially and adversely affected. We may learn additional information about Pathmark's business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we cannot assure you that the acquisition of Pathmark will be successful or will not, in fact, harm our business. Among other things, if Pathmark liabilities are greater than expected, or if there are obligations of which we were not aware of at the time of completion of the acquisition, our business could be materially and adversely affected.

- Following the closing of the acquisition of Pathmark, Tengelmann, A&P's former majority shareholder, owned beneficially and of record a substantial percentage of our common stock on a fully diluted basis. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of shareholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to shareholder interests.

- Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations, including our obligations under the notes. Our indebtedness could make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, which could in turn result in an event of default on the notes or such other indebtedness, require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and place us at a competitive disadvantage compared to certain competitors that have proportionately less debt. Our ABL facility contains restrictive covenants customary for facilities of that type which limit our ability to incur additional debt, pay dividends, grant additional liens, make investments and take other actions. These restrictions may limit flexibility to undertake future financings and take other actions. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all. In addition, our ABL facility bears interest at a variable rate. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

- Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders' interest. Issuance of such preferred stock could adversely affect the price of our common stock.

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

12 WEEKS ENDED DECEMBER 1, 2007 COMPARED TO THE 12 WEEKS ENDED DECEMBER 2, 2006

OVERALL

Sales for the third quarter of fiscal 2007 were $1,251.1 million compared to $1,213.5 million for the third quarter of fiscal 2006; comparable store sales, which include stores that have been in operation for two full fiscal years and replacement stores, increased 3.1%. Income from continuing operations increased from $32.3 million for the third quarter of fiscal 2006 to $73.1 million for the third quarter of fiscal 2007, due primarily to the gain on disposition of Metro, Inc. of $106.1 million. Income from discontinued operations of $8.5 million for the third quarter of fiscal 2006 decreased to a loss from discontinued operations of $15.8 million for the third quarter of fiscal 2007 due to the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net income per share - basic and diluted for the third quarter of fiscal 2007 was $1.36 and $1.35, respectively, compared to net income per share - basic and diluted of $0.98 and $0.97, respectively, for the third quarter of fiscal 2006.


                                                   12 Weeks        12 Weeks
                                                    Ended           Ended         Favorable /
                                                 Dec. 1, 2007    Dec. 2, 2006    (Unfavorable)    % Change
                                                 ------------    ------------    -------------    --------
Sales                                            $    1,251.1    $   1,213.5     $        37.6         3.1%
Increase (decrease) in comparable store sales             3.1%          (0.2%)              NA          NA
Income from continuing operations                        73.1           32.3              40.8      >100.0%
(Loss) income from discontinued operations              (15.8)           8.5             (24.3)     >100.0%
Net income                                               57.3           40.7              16.6        40.8%
Net income per share - basic                             1.36           0.98              0.38        38.8%
Net income per share - diluted                           1.35           0.97              0.38        39.2%

SALES

Sales in the Northeast for the third quarter of fiscal 2007 of $1,251.1 million increased $37.6 million or 3.1% from sales of $1,213.5 million for third quarter of fiscal 2006.

The following details the dollar impact of several items affecting the increase (decrease) in sales by reportable operating segment from the third quarter of fiscal 2006 to the third quarter of fiscal 2007:


                           Impact of  Impact of  Comparable
                              New      Closed      Store
                            Stores     Stores      Sales     Other   Total
                           ---------  ---------  ----------  -----   -----
Northeast                  $    18.6  $   (14.1) $     37.2  $(4.1)  $37.6

The increase in the Northeast sales was primarily attributable to the opening or re-opening of 19 new stores since the beginning of the third quarter of fiscal 2006, of which 10 were opened or re-opened in fiscal 2007, increasing sales by $18.6 million and the increase in comparable store sales for the third quarter of fiscal 2007 of $37.2 million or 3.1% as compared with the third quarter of fiscal 2006. This increase was partially offset by the closing of 11 stores since the beginning of the third quarter of fiscal 2006, of which 5 were closed in fiscal 2007, decreasing sales by $14.1 million along with the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $4.1 million. Included in the 19 stores opened since the beginning of the third quarter of fiscal 2006 were 6 Best Cellars stores purchased during the third quarter of fiscal 2007 and 6 Clemens Markets stores purchased from C&S Wholesale Grocers, Inc. during the third quarter of fiscal 2006.

Average weekly sales per supermarket in the Northeast were approximately $348,800 for the third quarter of fiscal 2007 versus $336,100 for the corresponding period of the prior year, an increase of 3.8% primarily due to positive comparable store sales.

GROSS MARGIN

Gross margin in the Northeast of $381.7 million decreased 45 basis points as a percentage of sales to 30.51% for the third quarter of fiscal 2007 from gross margin of $375.7 million or 30.96% for the third quarter of fiscal 2006 primarily due to the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $4.1 million (34 basis points). We believe the impact on margin for changes in costs and special reductions was not significant.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the third quarter of fiscal 2006 to the third quarter of fiscal 2007:


                               Sales Volume  Gross Margin Rate  Total
                               ------------  -----------------  -----
Northeast                      $       11.7  $            (5.7) $ 6.0

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

Store operating, general and administrative expense ("SG&A") in the Northeast was $402.8 million or 32.20% as a percentage of sales for the third quarter of fiscal 2007 compared to $381.4 million or 31.43% as a percentage of sales for the third quarter of fiscal 2006.

Included in SG&A for the third quarter of fiscal 2007 were certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.3 million (2 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

-    net real estate activity of $4.4 million (35 basis points); and

-    Pathmark acquisition related costs of $4.4 million (35 basis points).

SG&A for the third quarter of fiscal 2006 included certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.7 million (6 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

- costs relating to the consolidation of our operating offices in line with our smaller operations in the Northeast of $0.2 million (2 basis points);

- costs relating to a voluntary labor buyout program in the South Region of $0.2 million (2 basis points).

Partially offset by:

- reversal of occupancy related costs of $3.7 million (31 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives; and

- net real estate activity of $4.5 million (36 basis points) during the third quarter of fiscal 2006.

Excluding the items listed above, SG&A for our Northeast increased $5.2 million or decreased 54 basis points as a percentage of sales during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 primarily due to a decrease in labor costs as a percentage of sales of 27 basis points, a decrease in store operating costs of 11 basis points and a decrease in corporate and banner administrative expenses of 26 basis points offset by an increase in occupancy costs of 12 basis points.

During the 12 weeks ended December 1, 2007 and December 2, 2006, we recorded impairment losses on long-lived assets due to closure or conversion in the normal course of business of $2.5 million and $1.0 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON DISPOSITION OF METRO, INC.

During the 12 weeks ended December 1, 2007, we sold the remaining shares of our holdings in Metro, Inc. resulting in a gain of $106.1 million. There were no such gains during the 12 weeks ended December 2, 2006.

INTEREST EXPENSE

Interest expense of $14.5 million for the third quarter of 2007 decreased from the prior year amount of $15.3 million primarily due to (i.) a decrease in interest expense of $0.6 million as our 7.75% Notes due April 15, 2007 matured and were paid in full during the first quarter of fiscal 2007 and (ii.) a decrease in interest expense of $1.6 million due to decreased borrowings on our revolving lines of credit partially offset by (ii.) additional landlord allowances received that are considered debt financing resulting in an increase in interest expense of $1.1 million.

EQUITY IN EARNINGS OF METRO, INC.

We used the equity method of accounting to account for our investment in Metro, Inc. through March 13, 2007, on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 12 weeks ended December 1, 2007 and December 2, 2006, we recorded nil and $11.0 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company recorded our investment in Metro, Inc. under SFAS 115 as a cost investment for the 12 weeks ended December 1,

2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. In accordance with SFAS 115, we recorded dividend income of $1.4 million based on Metro, Inc.'s dividend declaration on September 25, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the third quarter ended December 1, 2007. On November 26, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold the remaining 11,726,645 shares of our holdings in Metro, Inc. After these sales, our Company no longer holds Class A subordinate shares of Metro, Inc. as of the balance sheet date.

INCOME TAXES

The provision for income taxes from continuing operations for the third quarter of fiscal 2007 was $1.8 million compared to a benefit from income taxes of $41.2 million for the third quarter of fiscal 2006. Consistent with the prior year, we continue to record a valuation allowance in an amount that appropriately reduces our net deferred tax asset to reflect our assessment of its realizability.

The effective tax rate on continuing operations of 2.3% for the 12 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

The effective tax rate on continuing operations of 461.6% for the 12 weeks ended December 2, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin. These asset sales are now complete. However, our Company continues to pay occupancy costs for operating leases on closed locations.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.8 million during the 12 weeks ended December 1, 2007 for closed stores and warehouses not sold. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.

On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of November 1, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.6 million during the 12 weeks ended December 1, 2007.

The loss from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2007 of $13.5 million decreased from income from operations of discontinued businesses, net of tax, of $0.7 million for the third quarter of fiscal 2006 primarily due to (i.) a decrease in income from operations for the Midwest and the Greater New Orleans for the third quarter of fiscal 2006 to the third quarter fiscal 2007, and (ii.) additional vacancy costs that were recorded in the third quarter of fiscal 2007 due to the closure of stores in the Greater New Orleans area. Loss on disposal of discontinued operations of $2.2 million decreased from gain on disposal of discontinued operations from the prior year amount of $7.8 million primarily due to the absence of the gain on sale of an owned warehouse in the Greater New Orleans area during the third quarter of fiscal 2006.

40 WEEKS ENDED DECEMBER 1, 2007 COMPARED TO THE 40 WEEKS ENDED DECEMBER 2, 2006

OVERALL

Sales for the 40 weeks ended December 1, 2007 were $4,204.6 million compared to $4,103.4 million for the 40 weeks ended December 2, 2006; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 2.3%. Income from continuing operations of $131.5 million for the 40 weeks ended December 1, 2007 increased from $23.7 million for the 40 weeks ended December 2, 2006 primarily due to the gain on disposition of Metro, Inc. Income from discontinued operations of $10.3 million for the 40 weeks ended December 2, 2006 decreased to loss from discontinued operations of $230.7 million for the 40 weeks ended December 1, 2007 due to the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share - basic for the 40 weeks ended December 1, 2007 was $2.37 compared to a net income per share - basic of $0.82 for the 40 weeks ended December 2, 2006. Net loss per share - diluted for the 40 weeks ended December 1, 2007 was $2.34 compared to a net income per share - diluted of $0.81 for the 40 weeks ended December 2, 2006.


                                            40 weeks        40 weeks
                                              Ended          Ended           Favorable /
                                          Dec. 1, 2007     Dec. 2, 2006     (Unfavorable)     % Change
                                          ------------     ------------     -------------     --------
Sales                                     $    4,204.6     $    4,103.4     $       101.2          2.5%
Increase in comparable store sales                 2.3%             0.5%               NA           NA
Income from continuing operations                131.5             23.7             107.8       >100.0%
(Loss) income from discontinued operations      (230.7)            10.3            (241.0)      >100.0%
Net (loss) income                                (99.2)            34.1            (133.3)      >100.0%
Net (loss) income per share - basic              (2.37)            0.82             (3.19)      >100.0%
Net (loss) income per share - diluted            (2.34)            0.81             (3.15)      >100.0%

SALES

Sales in the Northeast for the 40 weeks ended December 1, 2007 of $4,204.6 million increased $101.2 million or 2.5% from sales of $4,103.4 million for 40 weeks ended December 2, 2006.

The following details the dollar impact of several items affecting the increase (decrease) in sales by reportable operating segment from the 40 weeks ended December 2, 2006 to the 40 weeks ended December 1, 2007:


                           Impact of  Impact of  Comparable
                              New      Closed      Store
                            Stores     Stores      Sales     Other   Total
                           ---------  ---------  ----------  -----  -------
Northeast                  $    63.5  $   (50.4) $     96.0  $(7.9) $ 101.2

The increase in Northeast sales was primarily attributable to the opening or re-opening of 20 new stores since the beginning of fiscal 2006, of which 10 were opened or re-opened in fiscal 2007, increasing sales by $63.5 million and the increase in comparable store sales for the 40 weeks ended December 1, 2007 of $96.0 million or 2.3% as compared with the 40 weeks ended December 2, 2006. This increase was partially offset by to the closing of 13 stores since the beginning of fiscal 2006, of which 5 were closed in fiscal 2007, decreasing sales by $50.4 million and the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $7.9 million. Included in the 20 stores opened since the beginning of fiscal 2006 were 6 Best Cellars stores purchased during the third quarter of fiscal 2007 and 6 Clemens Markets stores purchased from C&S Wholesale Grocers, Inc. during the third quarter of fiscal 2006.

Average weekly sales per supermarket for the Northeast were approximately $350,200 for the 40 weeks ended December 1, 2007 versus $341,900 for the corresponding period of the prior year, an increase of 2.4% primarily due to the impact of closing smaller stores and positive comparable store sales.

GROSS MARGIN

Gross margin in the Northeast of $1,303.3 million decreased 7 basis points to 31.00% as a percentage of sales for the 40 weeks ended December 1, 2007 from $1,274.8 million or 31.07% as a percentage of sales for the 40 weeks ended December 2, 2006 primarily due to the decrease in sales relating to the expiration of an information technology services agreement with Metro, Inc. of $7.9 million (20 basis points). We believe the impact on margin for changes in costs and special reductions was not significant.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 40 weeks ended December 2, 2006 to the 40 weeks ended December 1, 2007:


                               Sales Volume  Gross Margin Rate   Total
                               ------------  -----------------  -------
Northeast                      $       31.4  $            (2.9) $  28.5

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense in the Northeast was $1,323.4 million or 31.48% as a percentage of sales for the 40 weeks ended December 1, 2007 as compared to $1,294.5 million or 31.55% as a percentage of sales for the 40 weeks ended December 2, 2006.

Included in SG&A for the 40 weeks ended December 1, 2007 were certain charges as follows:

- costs relating to a voluntary retirement buyout program of $0.5 million (1 basis point);

-     net real estate activity of $7.3 million (17 basis points); and

-     Pathmark acquisition related costs of $6.8 million (16 basis points).

Partially offset by:

- reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (2 basis points);

- gain on the sale of our owned warehouse in Edison, New Jersey of $13.2 million (31 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives; and

- reversal of occupancy related costs of $1.4 million (3 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.

Included in SG&A for the 40 weeks ended December 2, 2006 were certain charges as follows:

- costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $5.5 million (13 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 8 - Asset Disposition Initiatives;

- costs relating to the consolidation of our operating offices in line with our smaller operations of $3.8 million (9 basis points); and

- costs relating to a voluntary labor buyout program in the South Region of $4.5 million (11 basis points).

Partially offset by:

- net real estate activity of $13.1 million (32 basis points) during the 40 weeks ended December 2, 2006; and

- reversal of occupancy related costs of $1.0 million (3 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 8 - Asset Disposition Initiatives.

Excluding the items listed above, SG&A for our Northeast operations as a percentage of sales decreased 5 basis points during the 40 weeks ended December 1, 2007 as compared to the 40 weeks ended December 2, 2006 primarily due to a decrease in advertising costs as a percentage of sales of 5 basis points.

During the 40 weeks ended December 1, 2007 and December 2, 2006, we recorded impairment losses on long-lived assets of $3.6 million and $4.6 million, respectively, as follows:

                                                                     40 weeks ended     40 weeks ended
                                                                    December 1, 2007   December 2, 2006
                                                                    ----------------   ----------------
Impairments due to closure or conversion in the
   normal course of business                                        $            3.6   $            3.6
Impairments related to our asset disposition initiatives (1)                      --                1.0
                                                                    ----------------   ----------------
Total impairments                                                   $            3.6   $            4.6
                                                                    ================   ================

(1)   Refer to Note 8 - Asset Disposition Initiatives

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GAIN ON DISPOSITION OF METRO, INC.

During the 40 weeks ended December 1, 2007, we sold all shares of our holdings in Metro, Inc. resulting in a gain of $184.5 million. There were no such gains during the 40 weeks ended December 2, 2006.

INTEREST EXPENSE

Interest expense of $48.8 million for the 40 weeks ended December 1, 2007 decreased from the prior year amount of $50.2 million primarily due to (i.) a decrease in interest expense of $1.6 million as our 7.75% Notes due April 15, 2007 matured and were paid in full during the first quarter of fiscal 2007 and (ii.) a decrease in interest expense of $2.3 million due to our decreased borrowings on our revolving lines of credit partially offset by (iii.) additional landlord allowances received that are considered debt financing resulting in an increase in interest expense of $2.3 million.

EQUITY IN EARNINGS OF METRO, INC.

We used the equity method of accounting to account for our investment in Metro, Inc. through March 13, 2007, on the basis that we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 40 weeks ended December 1, 2007 and December 2, 2006, we recorded $7.9 million and $30.8 million, respectively, in equity earnings relating to our equity investment in Metro, Inc.

Beginning March 13, 2007, as a result of the sale of 6,350,000 shares of Metro, Inc., our Company recorded our investment in Metro, Inc. under SFAS 115 as a cost investment for the 40 weeks ended December 1, 2007 on the basis that we no longer exert significant influence over substantive operating decisions made by Metro, Inc. In accordance with SFAS 115, we recorded dividend income of $3.9 million based on Metro, Inc.'s dividend declaration on April 17, 2007, August 8, 2007 and September 25, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the 40 weeks ended December 1, 2007. On November 26, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold the remaining 11,726,645 shares of our holdings in Metro, Inc. After these sales, our Company no longer holds Class A subordinate shares of Metro, Inc. as of the balance sheet date.

INCOME TAXES

The provision for income taxes from continuing operations for the 40 weeks ended December 1, 2007 was $4.3 million compared to the benefit from income taxes from continuing operations for the 40 weeks ended December 2, 2006 of $55.6 million. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 3.2% for the 40 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

The effective tax rate on continuing operations of 174.4% for the 40 weeks ended December 2, 2006 varied from the statutory rate of 35% primarily due to a reduction in our valuation allowance and taxes not being provided on undistributed earnings of Metro, Inc.

DISCONTINUED OPERATIONS

Beginning in the fourth quarter of fiscal year 2002 and in the early part of the first quarter of fiscal 2003, we decided to sell our operations located in Northern New England and Wisconsin. These asset sales are now complete. However, our Company continues to pay occupancy costs for operating leases on closed locations.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of July 7, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $60.7 million during the 40 weeks ended December 1, 2007, respectively, for closed stores and warehouses not sold. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.

On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Sale transactions for these stores have been completed. Further, our Company has ceased sales operations in all stores as of November 1, 2007. In connection with the shutdown of these operations, we recorded net occupancy costs of $1.6 million during the 40 weeks ended December 1, 2007.

The loss from operations of discontinued businesses, net of tax, for the 40 weeks ended December 1, 2007 of $179.7 million decreased from income from operations of discontinued businesses, net of tax, of $2.8 million for the 40 weeks ended December 2, 2006 primarily due to (i.) a decrease in income from operations for the Greater New Orleans area and the Midwest and (ii.) additional vacancy costs that were recorded during the 40 weeks ended December 1, 2007 due to the closure of stores in the Midwest and the Greater New Orleans area. The loss on disposal of discontinued operations of $51.0 million decreased from gain on disposal of discontinued operations of $7.6 million for the 40 weeks ended December 2, 2006 primarily due to impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table presents excerpts from our Consolidated Statements of Cash
Flows:


                                                           40 weeks Ended
                                                    ---------------------------
                                                    Dec. 1, 2007   Dec. 2, 2006
                                                    ------------   ------------
Net cash used in operating activities               $    (22,807)  $    (42,864)
                                                    ------------   ------------

Net cash provided by investing activities           $     84,059   $     52,858
                                                    ------------   ------------

Net cash used in financing activities               $    (78,056)  $   (146,915)
                                                    ------------   ------------

Net cash used in operating activities of $22.8 million for the 40 weeks ended December 1, 2007 primarily reflected our net loss of $99.2 million, adjusted for non-cash charges for (i.) depreciation and amortization of $122.6 million, (ii.) asset disposition initiatives of $120.4 million, (iii.) losses on the disposal of owned property of $2.5 million, (iv.) loss on disposal of discontinued operations of $51.0 million, (v.) other property impairments of $3.5 million, (vi.) other share based awards of $7.3 million, offset by (vii.) our equity in earnings of Metro, Inc. of $7.9 million, and (viii.) the gain on disposition of Metro, Inc. of $184.5 million. Further, cash was provided by a decrease in accounts receivable of $31.9 million, a decrease in inventories of $72.7 million primarily due to the sale of our Midwest and the Greater New Orleans area operations offset by an increase in prepaid expenses and other current assets of $14.2 million, an increase in other assets of $3.1 million, a decrease in accrued salaries, wages, benefits and taxes of $56.4 million, a decrease in other non-current liabilities of $42.6 million and a decrease in accounts payable of $27.3 million mainly due to the timing of payments. Refer to Working Capital below for discussion of changes in working capital items. Net cash flow used in operating activities of $42.9 million for the 40 weeks ended December 2, 2006 primarily reflected our net income of $34.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $135.8 million, (ii.) asset disposition initiatives of $3.7 million, partially offset by (iii.) gains on the disposal of owned property of $17.8 million, (iv.) gain on disposal of discontinued operations of $7.6 million, (v.) income tax benefit of $61.5 million, and (vi.) our equity in earnings of Metro, Inc. of $30.8 million. Further cash was used in operations by a decrease in accounts receivables of $49.8 million offset by an increase in inventory of $32.4 million, a decrease in accounts payable of $10.2 million, a decrease in accrued salaries, wages and benefits of $30.5 million, a decrease in other accruals of $57.1 million primarily due to timing and a decrease in non-current liabilities of $20.4 million due to the utilization of closed store accruals.

Net cash provided by investing activities of $84.1 million for the 40 weeks ended December 1, 2007 primarily reflected proceeds from the sale of assets of $121.6 million ($23.7 million in the Northeast, $53.3 million in the Midwest and $44.6 million in the Greater New Orleans area), cash received from the sale of shares of Metro, Inc. of $551.2 million, and net sales of marketable securities of $20.4 million partially offset by acquisition related expenditures for the purchase of Pathmark Stores, Inc. of $18.7 million, an increase in restricted cash of $490.9 million and property expenditures totaling $98.4 million, which included 4 new supermarkets, 9 major remodels and 2 minor remodels. For the remainder of fiscal 2007, we have planned capital expenditures of approximately $48 million, which includes enlarging one supermarket under the Fresh format and remodeling up to 3 supermarkets to the Fresh format. We currently expect to close 6 stores during the remainder of fiscal 2007 per our agreement with the Federal Trade Commission in connection with our acquisition of Pathmark Stores, Inc. Net cash flow provided by investing activities of $52.9 million for the 40 weeks ended December 2, 2006 primarily reflected proceeds received from the sale of certain of our assets of $37.5 million, a decrease in restricted cash of $142.7 million, and net proceeds from maturities of marketable securities of $82.2 million partially offset by the purchase of 6 Clemens Markets stores from C&S Wholesale Grocers, Inc. of $24.7 million, and property expenditures totaling $184.0 million, which included 3 new supermarkets, 26 major remodels and 33 minor remodels.

Net cash used in financing activities of $78.1 million for the 40 weeks ended December 1, 2007 primarily reflected principal payments on long-term borrowings of $32.0 million and net principal payments on revolving lines of credit of $58.7 million offset by net proceeds from long term real estate liabilities of $6.4 million and proceeds from the exercise of stock options of $6.2 million. Net cash flow used in financing activities of $146.9 million for the 40 weeks ended December 2, 2006 primarily reflected principal payments on capital leases of $4.1 million and dividends paid of $299.1 million partially offset by net proceeds from revolving lines of credit of $128.5 million, proceeds from the exercise of stock options of $5.0 million and an increase in book overdrafts of $19.7 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2007 has been approved and we believe that our present cash resources, including invested cash on hand and available borrowings from our Revolver and other sources, are sufficient to meet our needs for the next twelve months.

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

On March 5, 2007, our Company announced that we have reached a definitive merger agreement with Pathmark Stores, Inc. in which we will acquire Pathmark Stores, Inc., ("Pathmark") for $1.4 billion in cash, stock, and debt assumption or retirement.

On November 27, 2007, our Company announced that the Federal Trade Commission ("FTC") has accepted a proposed consent agreement relating to our acquisition of Pathmark. Further, on December 3, 2007, we completed our acquisition of Pathmark. Pathmark is a regional supermarket chain with supermarkets in the New York, New Jersey and Philadelphia metropolitan areas. The terms of the consent agreement, as discussed in Note 15 - Subsequent Events, requires us to divest six stores located in the state of New York. We have entered into definitive agreements to sell all of the stores included in the consent agreement and have received FTC approval on these divestitures.

WORKING CAPITAL

We had working capital of $649.5 million at December 1, 2007 compared to working capital of $190.5 million at February 24, 2007. We had cash and cash equivalents aggregating $69.4 million at December 1, 2007 compared to $86.2 million at February 24, 2007. The increase in working capital was attributable primarily to an increase in restricted cash as a result of the liquidation of our holdings in Metro, Inc. as discussed in Note 4 - Investment in Metro, Inc. partially offset by a decrease in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows and a decrease in marketable securities due to their maturity.

At December 1, 2007, we had $542.1 million of restricted cash which was used to fund our acquisition of Pathmark on December 3, 2007.

LETTER OF CREDIT AGREEMENT

Our Company has a $250 million Revolving Credit Agreement ("Revolver") with four lenders enabling us to borrow funds on a revolving basis for working capital loans and letters of credit.

In March 2007, our Letter of Credit Agreement and Revolver were amended to allow for the sale of Metro, Inc. shares provided that the net proceeds from such sales are deposited in a restricted cash account. Refer to Note 4 - Investment in Metro, Inc. for further discussion regarding the sale of these Metro, Inc. shares. Also, on October 14, 2007, our Letter of Credit Agreement was amended to extend the expiration date of the facility from October 14, 2007 to April 14, 2008.

At December 1, 2007 and February 24, 2007, there were $137.6 million and $138.3 million, respectively, in letters of credit outstanding under this agreement.

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

The Revolver is collateralized by inventory, certain accounts receivable and pharmacy scripts. Borrowings under the Revolver bear interest based on LIBOR or Prime interest rate pricing. This agreement expires in November 2010. At December 1, 2007 and February 24, 2007, there were no letters of credit outstanding under this agreement; however, there were $11.3 million and $70.0 million, respectively, in outstanding borrowings under the Revolver. As of December 1, 2007, after reducing availability for our estimated borrowing base requirements, we had $214.6 million available under the Revolver. Combined with cash we held in short-term investments of $2.4 million, we had total cash availability of $217.0 million at December 1, 2007.

Under the Revolver, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases.

On December 3, 2007, we entered into a new $675 million Credit Agreement (the "ABL Facility") with Bank of America, N.A., and a $370 million Senior Secured Bridge Credit Agreement (the "Bridge Loan Facility") with Banc of America Securities LLC, Bank of America, N.A. and Bank of America Bridge LLC, Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc.

The ABL Facility provides for a five-year term loan of $82.9 million and a five-year revolving credit facility of $592.1 million enabling us to borrow funds on a revolving basis for working capital loans and letters of credit. The ABL Facility includes a $100 million accordion feature which gives us the ability to increase commitments from $675 million to $775 million. The ABL Facility is collateralized by all assets of the company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. Borrowings under the ABL Facility bear interest based on LIBOR or Prime interest rate pricing. At December 3, 2007, there were $200.0 million of loans and $224.3 million in letters of credit outstanding under this agreement. As of December 3, 2007, after reducing availability for our borrowing base requirements, we had $250.7 million available under the ABL Facility.

On December 27, 2007, in order to facilitate the syndication of the ABL Facility under current market conditions, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). Part of the revolving commitments were restructured as a $50 million term loan collateralized by certain real estate assets and the applicable margin on credit extensions was increased.

The Bridge Loan Facility, which was subsequently refinanced, provided for a term loan of $370 million that initially matures on December 3, 2008, after which time, subject to the satisfaction of certain conditions, the loans then outstanding will either continue as term loans or be exchanged for exchange notes, in each case having a maturity of December 3, 2015.

In connection with the new financing, we paid $10.7 million and $20.6 million in financing fees for the ABL Facility and the Bridge Loan Facility, respectively.

We used our restricted cash on hand and borrowings under the ABL Facility and the Bridge Loan Facility to fund the acquisition, terminate our existing Revolver which had outstanding borrowings of $11.3 million, terminate Pathmark's obligation under their revolver and term loan of $114.0 million and to fund $375.5 million for the payment of Pathmark's Senior Subordinated Notes with a face value of $350 million due 2012. At the close of business on December 3, 2007, we had $200.0 million in outstanding borrowings under the ABL Facility.

PUBLIC DEBT OBLIGATIONS

Outstanding notes totaling $212.8 million at December 1, 2007 consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are now callable at a premium to par (104.563%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Revolver and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

During the first quarter of fiscal 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

To pay down our temporary financing as discussed above, on December 18, 2007, we completed a public offering and issued $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012. The 2011 notes are not redeemable at our option at any time. The 2012 notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 2011 notes is $36.40 representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 2012 notes is $37.80 representing a 35.0% premium to the offering price of $28.00. The principal amount of these notes are convertible into shares of our stock, cash, or a combination of stock and cash at our option. In connection with this offering, we entered into convertible note hedge and warrant transactions with financial institutions that are affiliates of the underwriters of the notes to increase the effective conversion price of the notes. We also entered into share lending agreements with affiliates of the underwriters to lend such affiliates up to 11,278,988 shares of our common stock. Pursuant to these agreements, we loaned 8,134,002 shares of our stock to these entities who then sold 6,300,752 shares to the public in a public offering, which was consummated on December 18, 2007. We did not receive any proceeds from the sale of these shares other than a nominal lending fee.

OTHER

We currently have an active shelf Registration Statement that was automatically effective upon filing on December 7, 2007, allowing us to offer debt and/or equity securities in amounts as we shall subsequently determine and at terms contingent upon market conditions at the time of sale. We also currently have an active shelf Registration Statement that was declared effective on June 21, 1999, allowing us to offer up to $75 million of debt and/or equity securities at terms contingent upon market conditions at the time of sale.

We are the guarantor of a loan of $1.4 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). At the time the leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of December 1, 2007, 135 Assigned Leases remain in place. Assuming that each respective assignee was unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $508.6 million, which could be partially or totally offset by reassigning or subletting these leases.

Our existing senior debt rating was Caa1 with negative outlook with Moody's Investors Service ("Moody's") and B- with positive outlook with Standard & Poor's Ratings Group ("S&P") as of December 1, 2007. On December 10, 2007, subsequent to our quarter end, S&P changed our rating to B and removed all of the ratings from CreditWatch. At the same time S&P assigned B- ratings to our $370 million senior secured bridge credit facility, our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012. On December 11, 2007, subsequent to our quarter end, Moody's assigned a B2 rating to our senior secured bridge credit facility and a Caa1 rating to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012.

Our liquidity rating was SGL3 with Moody's as of December 1, 2007. Our recovery rating was 1 with S&P as of December 1, 2007 indicating a high expectation of 100% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

We also review assets in stores planned for closure or conversion for impairment upon determination that these assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 1, 2007, we recorded impairment losses on long-lived assets due to the closure or conversion in the normal course of business of $2.5 million and $3.6 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves

For closed stores and warehouses that are under long-term leases, we record a discounted liability using a risk free rate for the future minimum lease payments and related costs, such as utilities and taxes, from the date of closure to the end of the remaining lease term, net of estimated probable recoveries from projected sublease rentals. If estimated cost recoveries exceed our liability for future minimum lease payments, the excess is recognized as income over the term of the sublease. We estimate future net cash flows based on our experience in and our knowledge of the market in which the closed store and warehouse is located. However, these estimates project net cash flow several years into the future and are affected by variable factors such as inflation, real estate markets and economic conditions. Variation in these factors could cause changes to our estimates. As of December 1, 2007, we had recorded liabilities for estimated probable obligations of $198 million. Of this amount, $12 million relates to stores closed in the normal course of business, $30 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 8 of our Consolidated Financial Statements), and $156 million relates to stores closed as part of our discontinued operations (see
Note 7 of our Consolidated Financial Statements).

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

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $24.4 million increase to the February 25, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "(Provision for) benefit from income taxes" in our Consolidated Statements of Operations. Refer to Note 11 - Income Taxes for further discussion.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 was issued to improve the overall financial statement presentation of pension and other postretirement plans and does not impact the determination of net periodic benefit cost or the measurement of plan assets or obligations. This standard requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans as a net liability or asset on their balance sheets and requires any unrecognized prior service costs and actuarial gains or losses to be recognized as a component of accumulated other comprehensive income or loss. We adopted these requirements as of February 24, 2007. Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008 (our year ending February 28, 2009). We have chosen to early adopt this requirement in fiscal 2007. We used the second approach as described in paragraph 19 of SFAS 158 to transition our measurement date from December 31, 2006 to February 24, 2007. Under this approach, we have recorded an adjustment to opening retained earnings in the amount of $0.6 million to decrease the February 25, 2007 balance of retained earnings. Refer to Note 9 - Retirement Plans and Benefits for further discussion.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010). Our Company is currently evaluating the impact, if any of the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our year ended February 27, 2010). We have evaluated the provisions of SFAS 160 and the guidance will not have an impact on our Company's financial condition or results of operations.

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

INTEREST RATES

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on $214.2 million of our total indebtedness as of December 1, 2007 because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended December 1, 2007, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.06 million and $0.15 million, respectively. During the 12 and 40 weeks ended December 2, 2006, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.3 million and $0.6 million, respectively.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. A change in the Canadian currency of 10% would have resulted in a fluctuation in our investment in Metro, Inc. of nil and $30.2 million at December 1, 2007 and February 24, 2007, respectively.

On November 6, 2007, we entered into a currency exchange forward contract to purchase $380 million United States dollars to hedge the value of our shares in Metro, Inc. against adverse movements in exchange rates. Our Company measures ineffectiveness based upon the change in forward exchange rates. In the third quarter of fiscal 2007 and upon completion of the sale of our shares of Metro, Inc., this forward contract was settled.

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

There have been no changes during our Company's fiscal quarter ended December 1, 2007 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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

- The retail food and food distribution industries, and the operation of our businesses, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i.) food price deflation or inflation, (ii.) softness in local and national economies, (iii.) increases in commodity prices, (iv.) the availability of favorable credit and trade terms, (v.) changes in business plans, operations, results and prospects, (vi.) potential delays in the development, construction or start-up of planned projects, and (vii.) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.

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

- Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statues, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been de minimis. Although we believe that we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

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

- The integration of Pathmark's operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating Pathmark's systems and operations. The integration of Pathmark will require the focused attention of A&P's management team, including a significant commitment of their time and resources. The need for both A&P's and Pathmark's management to focus on integration matters could have a material and adverse impact on the revenues and operating results of the combined company. The success of the merger will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of A&P and Pathmark, including, anticipated annual integration synergies within two years, through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. These integration matters could have a material adverse effect on our business.

- We have assumed all of Pathmark's liabilities, including contingent liabilities, in connection with the merger. If there are unknown Pathmark obligations, our business could be materially and adversely affected. We may learn additional information about Pathmark's business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we cannot assure you that the acquisition of Pathmark will be successful or will not, in fact, harm our business. Among other things, if Pathmark liabilities are greater than expected, or if there are obligations of which we were not aware of at the time of completion of the acquisition, our business could be materially and adversely affected.

- Following the closing of the acquisition of Pathmark, Tengelmann, A&P's former majority shareholder, owned beneficially and of record a substantial percentage of our common stock on a fully diluted basis. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of shareholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to shareholder interests.

- Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations, including our obligations under the notes. Our indebtedness could make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, which could in turn result in an event of default on the notes or such other indebtedness, require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and place us at a competitive disadvantage compared to certain competitors that have proportionately less debt. Our ABL facility contains restrictive covenants customary for facilities of that type which limit our ability to incur additional debt, pay dividends, grant additional liens, make investments and take other actions. These restrictions may limit flexibility to undertake future financings and take other actions. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all. In addition, our ABL facility bears interest at a variable rate. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

- Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders' interest. Issuance of such preferred stock could adversely affect the price of our common stock.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our special meeting of shareholders, held November 8, 2007, there were 31,639,999 shares or 75.40% of the 41,960,817 shares outstanding and entitled to vote represented either in person or by proxy.

Of the total shares cast, 75.36% voted to approve the issuance of shares of A&P common stock in connection with the merger of A&P's wholly owned subsidiary, Sand Merger Corp., and Pathmark. Upon consummation of the merger, Pathmark's shareholders were entitled to receive $9.00 in cash and 0.12963 shares of A&P common stock for each share of Pathmark stock they owned.

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

    4.5     Third Supplemental Indenture, dated as of August 23, 2005, to the
            Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

    4.6     Fourth Supplemental Indenture, dated as of August 23, 2005, to the
            Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

    4.7     Indenture, dated as of December 18, 2007, among The Great Atlantic &
            Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee
            (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 17, 2007)

    4.8     First Supplemental Indenture, dated as of December 18, 2007, among
            The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust
            Company, as Trustee, relating to the 5.125% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.2 to Form
            8-K filed on December 17, 2007)

    4.9     Second Supplemental Indenture, dated as of December 18, 2007, among
            The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust
            Company, as Trustee, relating to the 6.75% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.4 to Form
            8-K filed on December 17, 2007)

    4.10    Form of Global 5.125% Senior Convertible Note due 2011 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on December 17,
            2007)

    4.11    Form of Global 6.75% Senior Convertible Note due 2012 (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed on December 17,
            2007)

    4.12 Credit Agreement dated as of November 15, 2005 between the Company and Bank of America, N.A. as Administrative Agent and Collateral
            Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Wachovia
            Bank, National Association as Documentation Agent and Banc of
            America Securities LLC as Lead Arranger

            ("Credit Agreement") (incorporated herein by reference to Exhibit
            4.1 to Form 8-K filed on November 18, 2005 and Item 8.01 to Form 8-K filed April 10, 2006)

    4.13    First amendment to Credit Agreement dated March 13, 2006
            (incorporated herein by reference to Exhibit 4.8 to Form 10-K filed on April 25, 2007)

    4.14    Second amendment to Credit Agreement dated November 10, 2006
            (incorporated herein by reference to Exhibit 4.9 to Form 10-K filed on April 25, 2007)

    4.15 Third amendment to Credit Agreement dated March 9, 2007(incorporated herein by reference to Exhibit 4.10 to Form 10-Q filed on October
            17, 2007)

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

    10.41   Third amendment to Letter of Credit Agreement, dated October 14,
            2007, (incorporated herein by reference to Exhibit 10.41 to Form
            10-Q filed on October 17, 2007)

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

    10.44   Credit Agreement dated as of December 3, 2007 among The Great
            Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A Amendment No. 2 filed on
            December 3, 2007)

    10.45* Amended and Restated Credit Agreement dated as of December 27, 2007 among The Great Atlantic & Pacific Tea Company, Inc., and the other
            Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral
            Agent and Banc of America Securities LLC as Lead Arranger, as filed herein

    10.46 Senior Secured Bridge Credit Agreement dated as of December 3, 2007 among The Great Atlantic & Pacific Tea Company, Inc., The Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Lehman Commercial Paper Inc., as
            Syndication Agent. (incorporated herein by reference to Exhibit 10.2 to Form 8-K/A Amendment No. 2 filed on December 3, 2007)

    10.47   Confirmation of Issuer Warrant Transaction for 2011 Notes, dated
            December 12, 2007, by and between The Great Atlantic & Pacific Tea
            Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2007)

    10.48 Amendment to Confirmation of Issuer Warrant Transaction (2011), dated as of December 17, 2007, by and between The Great Atlantic &
            Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December
            17, 2007)

    10.49   Confirmation of Issuer Warrant Transaction for 2012 Notes, dated
            December 12, 2007, by and between The Great Atlantic & Pacific Tea
            Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 12, 2007)

    10.50 Amendment to Confirmation of Issuer Warrant Transaction (2012), dated as of December 17, 2007, by and between The Great Atlantic &
            Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December
            17, 2007)

    10.51   Confirmation of Issuer Warrant Transaction for 2011 Notes, dated
            December 12, 2007, by and between The Great Atlantic & Pacific Tea
            Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December
            12, 2007)

    10.52 Amendment to Confirmation of Issuer Warrant Transaction (2011), dated as of December 17, 2007, by and between The Great Atlantic &
            Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc.
            (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 17, 2007)

    10.53   Confirmation of Issuer Warrant Transaction for 2012 Notes, dated
            December 12, 2007, by and between The Great Atlantic & Pacific Tea
            Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December
            12, 2007)

    10.54 Amendment to Confirmation of Issuer Warrant Transaction (2012), dated as of December 17, 2007, by and between The Great Atlantic &
            Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc.
            (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 17, 2007)

    10.55 Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific
            Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 12, 2007)

    10.56 Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific
            Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 12, 2007)

    10.57 Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific
            Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc.
            (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed on December 12, 2007)

    10.58 Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific
            Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc.
            (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed on December 12, 2007)

    10.59   Share Lending Agreement, dated December 12, 2007, by and between The
            Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A.
            (incorporated herein by reference to Exhibit 10.9 to Form 8-K filed on December 12, 2007)

    10.60   Amendment No. 1 to Share Lending Agreement dated as of December 18,
            2007, between The Great Atlantic & Pacific Tea Company, Inc. and
            Bank of America, N.A. (incorporated herein by reference to Exhibit
            10.1 to Form 8-K filed on December 17, 2007)

    10.61   Share Lending Agreement, dated December 12, 2007, by and between The
            Great Atlantic & Pacific Tea Company, Inc., Lehman Brothers
            International (Europe) Limited and Lehman Brothers Inc.
            (incorporated herein by reference to Exhibit 10.10 to Form 8-K filed on December 12, 2007)

    10.62   Amendment No. 1 to Share Lending Agreement dated as of December 18,
            2007, among The Great Atlantic & Pacific Tea Company, Inc. and
            Lehman Brothers International (Europe) Limited, as borrower, and
            Lehman Brothers Inc., as

            borrowing agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2007)

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

    23      Consent of Independent Registered Public Accounting Firm
            (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on April 25, 2007)

    23.1    Consent of Independent Auditors from Ernst & Young LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on April 25,
            2007)

    23.2    Consent of Independent Registered Public Accounting Firm
            (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on August 24, 2007)

    23.3    Consent of Independent Auditors from Ernst & Young LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on August 24,
            2007)

    23.4    Consent of Independent Registered Public Accounting Firm
            (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on October 24, 2007)

    23.5 Consent of Independent Auditors from Ernst & Young LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K filed on October
            24, 2007)

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

    99.2    Revised February 24, 2007 Consolidated Financial Statements
            (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on October 24, 2007)

    99.3    Metro, Inc. September 30, 2006 Consolidated Financial Statements
            (incorporated herein by reference to Exhibit 99.2 to Form 10-K filed on April 25, 2007)

*     Filed with this 10-Q

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Dated:  January 8, 2008      By:            /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                        Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)

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

/s/ Eric Claus                      Date: January 8, 2008
-----------------------
Eric Claus
President and
Chief Executive Officer

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

/s/ Brenda M. Galgano                     Date: January 8, 2008
-----------------------
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer

                                                                     Exhibit 32

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                              (18 U.S.C. SS. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended December 1, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Dated: January 8, 2008                                  /s/ Eric Claus
                                                        ------------------------
                                                        Eric Claus
                                                        President
                                                        and
                                                        Chief Executive Officer

Dated: January 8, 2008                                  /s/ Brenda M. Galgano
                                                        ------------------------
                                                        Brenda M. Galgano
                                                        Senior Vice President,
                                                        Chief Financial Officer