Form 10-K/A
period 2007-02-24
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-04-10
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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



         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

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

Large accelerated filer __  Accelerated filer   X     Non-accelerated filer ___
                                               ---

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 9, 2006, the registrant's most recently completed second fiscal quarter, was $446,258,519.

         The number of shares of common stock outstanding as of the close of business on April 23, 2007 was 41,796,066.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant's Fiscal 2006 Annual Report to Stockholders, as revised, with respect to Part II, Items 6, 7 and 8 by the Registrant's Current Report on Form 8-K, dated October 24, 2007. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders.

                                EXPLANATORY NOTE

The Great Atlantic & Pacific Tea Company, Inc. ("the Company") is filing this amendment to its Annual Report on Form 10-K for the year ended February 24, 2007, initially filed on April 25, 2007, to amend Exhibit 99.2 to such Annual Report on Form 10-K to add the conformed signature of Ernst & Young LLP to its report, dated November 3, 2006, except as to note 22 which is dated March 23, 2007, relating to the consolidated financial statements of METRO Inc. as at September 30, 2006 and for the year then ended.

Except as described above, no other amendments are being made to the Annual Report, filed on April 25, 2007. This Form 10-K/A does not reflect events occurring after the April 25, 2007 filing of our Annual Report or modify or update the disclosures contained in the Annual Report in any way other than as required to include such conformed signature as described above.


ITEM 15 - Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

      1) Financial Statements: The following Consolidated Financial Statements, related Notes and Report of Independent Registered Public Accounting Firm are included in the Annual Report and are incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated October 24, 2007.

                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity and
                     Comprehensive Income (Loss)
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Registered Public Accounting Firm

2) Financial Statement Schedule:

           Schedule II Valuation and Qualifying Accounts and Reserves (incorporated herein by reference to the like-numbered financial statement schedule filed with the Company's Annual Report on Form 10-K filed on April 25, 2007)

           All other schedules are omitted because they are not required or do not apply, or the required information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

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

           4.8 First amendment to Credit Agreement dated March 13, 2006 (incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on April 25, 2007)

           4.9 Second amendment to Credit Agreement dated November 10, 2006 (incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on April 25, 2007)

            10.1 Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005) and a technical amendment (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed on May 9, 2006)

           10.2 Employment Agreement, made and entered into as of the 1st day of November, 2000, by and between the Company and William P. Costantini ("Costantini Agreement") (incorporated herein by reference to
                               Exhibit 10 to Form 10-Q filed on January 16,
                               2001)

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

           10.14 Employment Agreement, made and entered into as of the 1st day of March 2005, by and between our Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

           10.15 Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between our Company and Rebecca Philbert, and Offer Letter dated the 11th day of December, 2006 (incorporated herein by reference to Exhibit
                               10.15 to the Annual Report on Form 10-K filed on April 25, 2007)

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

           10.37 Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

           10.38 Letter of Credit Agreement, dated as of October 14, 2005 between the Company and Bank of America, N.A., as Issuing Bank, ("Letter of Credit Agreement") (incorporated herein by reference to Exhibit 10.42 to Form 10-Q filed on October 18, 2005)

           10.39 First amendment to Letter of Credit Agreement, dated October 13, 2006 (incorporated herein by reference to Exhibit 10.39 to the
                               Annual Report on Form 10-K filed on April 25,
                               2007)

           10.40 Second amendment to Letter of Credit Agreement, dated November 10, 2006 (incorporated herein by reference to Exhibit 10.40 to the
                               Annual Report on Form 10-K filed on April 25,
                               2007)

           10.41 Entry into a Material Definitive Agreement, dated as of March 4, 2007, by and between the Company and Pathmark Stores, Inc. (incorporated herein by reference to Form 8-K and the accompanying exhibits filed on March 6, 2007)

           13 Fiscal 2006 Annual Report to Stockholders (incorporated herein by reference to Exhibit 99 to the Current Report on Form 8-K dated October 24, 2007)

           14 Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K filed on April 25,
                               2007)

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

           21 Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Annual
                               Report on Form 10-K filed on April 25, 2007)

           23.1 Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 to the Current Report on Form 8-K dated
                               October 24, 2007)

           23.2 * Consent of Independent Auditors from Ernst & Young LLP, as filed herein

           31.1 * Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , as filed herein

           31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herein



           99.2 * Metro, Inc. September 30, 2006 Consolidated Financial Statements, as filed herein
           ---------------

           * Filed with the Form 10-K/A, Amendment No. 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  April 10, 2008          By: /s/ Melissa E. Sungela
                                -----------------------------------------------
                                      Melissa E. Sungela, Vice President,
                                Corporate Controller (Chief Accounting Officer)