Form 10-K
period 2008-02-23
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-05-08
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 23, 2008
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
2 Paragon Drive
Montvale, New Jersey 07645
(Address of principal executive offices)
Registrant’s telephone number, including area code: 201-573-9700

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $1 par value	New York Stock Exchange
5.125% Convertible Senior Notes, due June 15, 2011	New York Stock Exchange
6.750% Convertible Senior Notes, due December 15, 2012	New York Stock Exchange
9.125% Senior Notes, due December 15, 2011	New York Stock Exchange
9.375% Notes, due August 1, 2039	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 7, 2007, the registrant’s most recently completed second fiscal quarter, was $588,738,478.
     The number of shares of common stock outstanding as of the close of business on May 6, 2008 was 57,629,240.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant’s Fiscal 2007 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART I
ITEM 1 – Business
General
     The Great Atlantic & Pacific Tea Company, Inc. (“A&P”, “we”, “our”, “us” or “our Company”) is engaged in the retail food business. We operated 447 stores averaging approximately 42,000 square feet per store as of February 23, 2008.
     Operating under the trade names A&P®, Super Fresh®, Waldbaum’s™, Super Foodmart, Food Basics®, The Food Emporium®, Best Cellars® and Pathmark®, we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we sell other private label products in our stores under other brand names of our Company which include without limitation, America’s Choice®, Master Choice®, and Health Pride®.
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
     On December 3, 2007, the Company completed our acquisition of Pathmark Stores, Inc., (Pathmark) for $1.4 billion in cash, stock, assumed debt, warrants and options.
     On November 27, 2007, our Company announced that the Federal Trade Commission (“FTC”) accepted a proposed consent agreement relating to our acquisition of Pathmark. The terms of the consent agreement, as discussed in the Annual Report, Note 2 – Acquisition of Pathmark Stores, Inc. required the divestiture of six stores located in the state of New York which were subsequently sold for a gain of $19.4 million in fiscal 2007.
     Under the merger agreement, each share of Pathmark common stock outstanding was converted into 0.12963 shares of A&P common stock (together with cash in lieu of fractional shares) and $9.00 in cash. In determining the purchase price, the common stock outstanding was valued using a Black-Scholes valuation model using the price of A&P common stock of $32.08 per common share, the average quoted market price of A&P common stock for two trading days before and two trading days after the merger was announced. We issued 6,781,067 shares of A&P common stock and paid $470.8 million to Pathmark common stockholders based on the number of shares of Pathmark common stock outstanding, less shares of restricted stock and shares held in treasury on November 30, 2007, of 52,310,959.
     We issued 1,107,156 roll-over stock options in exchange for Pathmark options granted prior to June 9, 2005 (i.) where consents are not obtained or (ii.) that have exercise prices greater than or equal to $12.90, the quoted market price of Pathmark common stock on November 30, 2007, the last trading day before the closing date of the merger on December 3, 2007. The underlying stock price at the closing date of the merger was calculated using a ratio of the quoted closing market price for the

Pathmark common stock on the merger closing date. In determining the purchase price, the options are valued using a Black-Scholes valuation model and a market price of $12.92, the average quoted closing market price of Pathmark common stock for the two trading days prior to the closing date and the closing date.
     We also assumed 5,294,118 of outstanding Pathmark 2000 warrants. Upon exercise at the price of $22.31, each warrant will entitle the holder to receive 0.12963 shares of A&P common stock and $9.00 in cash. In determining the purchase price, the 2000 warrants are valued using a Black-Scholes valuation model using the price of A&P common stock of $32.08 per common share, the average quoted market price of A&P common stock for two trading days before and two trading days after the merger was announced. A&P’s stock price would need to exceed $102.70 before the Pathmark 2000 warrants would be considered “in-the-money”. As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,956,858 roll-over stock warrants in exchange for Pathmark’s 2005 Series A and Series B warrants, respectively. The number of warrants issued was computed based on the conversion factor of 0.46296. The Series A warrants are exercisable at $18.36 and the Series B warrants are exercisable at $32.40. These warrants were valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P common stock on November 30, 2007, the last trading day before the transaction closing date. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann’s outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a “Put Right” whereby it has the ability to require A&P to purchase A&P stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, A&P does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of A&P shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on A&P’s current stock price. During fiscal 2007, we recorded a gain on the market value adjustment to these liabilities of $11.5 million and $14.8 million for Series A and Series B warrants, respectively which is included in “Non Operating Income” on our Consolidated Statements of Operations. The value of the Series A and Series B warrants were $44.5 million and $106.1 million, respectively as of February 23, 2008 and is included in “Current portion of other financial liabilities” and “Other financial liabilities”, respectively, on our Consolidated Balance Sheets.

The purchase price paid for the acquisition of Pathmark is as follows:

Equity issued to Pathmark common stock holders	$217.5
Issuance to Pathmark option holders	8.9
Issuance to Pathmark 2005 warrant holders	177.0
Issuance to Pathmark 2000 warrant holders	1.1

Total equity consideration	$404.5
Cash paid to redeem Pathmark debt	474.2
Cash paid to Pathmark common stockholders at $9 per share	470.8
Cash paid to Pathmark option, restricted stock and restricted stock unit holders	22.0
Cash paid for transaction fees, excluding financing fees	41.0

Total cash consideration	$1,008.0

Total consideration	$1,412.5

     The acquisition of Pathmark was funded by restricted cash on hand, temporary bridge financing arrangements and the issuance of equity securities.
     On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Our Company ceased sales operations in all stores as of July 7, 2007. Planned sale transactions for these stores have been completed resulting in a loss on disposal of $34.3 million. In connection with the shutdown of these operations, we recorded net occupancy costs of $62.7 million during the fiscal year ended February 23, 2008, for closed stores and warehouses not sold. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.
     On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Our Company ceased sales operations in all stores as of November 1, 2007. Planned sale transactions for these stores have been completed resulting in a loss on disposal of $16.5 million. In connection with the shutdown of these operations, we recorded net occupancy costs of $3.8 million during the fiscal year ended February 23, 2008. As we continue to negotiate lease terminations as well as sublease some of these locations, these estimates may require adjustment in future periods.
     The Company’s Securities and Exchange Commission (“SEC”) filings are promptly posted to its website at www.aptea.com after they are filed with the SEC and can be accessed free of charge through a link on the “Investors” page.
Modernization of Facilities
     During fiscal 2007, we expended approximately $123 million for capital projects, which included 2 new supermarkets, 2 new liquor stores, 9 major remodels or enlargements and 2 minor remodels. Our planned capital expenditures for fiscal 2008 are approximately $200 million, which relate primarily to enlarging or remodeling supermarkets, and converting supermarkets to more optimal formats.
Sources of Supply
     Our Company currently acquires a majority of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms.
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
Employees
     As of February 23, 2008, we had approximately 51,000 employees, of which 69% were employed on a part-time basis. Approximately 91% of our employees are covered by union contracts. Our Company considers its present relations with employees to be satisfactory.
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
Segment Information
     The segment information required is contained under the caption “Note 15 – Operating Segments” in the Fiscal 2007 Annual Report to Stockholders (“Annual Report”) and is herein incorporated by reference.
ITEM 1A – Risk Factors
Set forth below is a summary of the material risks to an investment in our securities.
     Various risk factors could cause us to fail to achieve these goals. These include, among others, the following:
•	Our retail food business and the grocery retailing industry continues to experience fierce competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. Price-based competition has also, from time to time, adversely affected our operating margins. Competitors’ greater financial strengths enable them to participate in aggressive pricing strategies selling inventory below costs to drive overall increased sales. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.
•	Our in-store pharmacy business is also subject to intense competition. In particular, an adverse trend for drug retailing has been significant growth in mail-order and internet-based prescription processors. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products. In addition, the conversion of various prescription drugs to over-the-counter medications, the withdrawal of certain drugs from the market and changes in third party reimbursement levels for prescription drugs, including changes in Medicare Part D or state Medicaid programs, may have a material adverse effect on our business. Failure to properly adhere to Federal, State and local government rules and regulations, applicable Medicare and Medicaid regulations could result in the imposition of civil as well as criminal penalties.
•	The retail food and food distribution industries, and the operation of our businesses, specifically in the New York — New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i.) food price deflation or inflation, (ii.) softness in local and national economies, (iii.) increases in commodity prices, (iv.) the availability of favorable credit and trade terms, (v.) changes in business plans, operations, results and prospects, (vi.) potential delays in the development, construction or start-up of planned projects, and (vii.) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.
•	Acts of war, threats of terror, acts of terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.
•	We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying products in our stores. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.
•	Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the

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
•	Our capital expenditures could differ from our estimate if development and remodel costs vary from those budgeted, or if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores.
•	Our ability to achieve our profit goals will be affected by (i.) our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers, (ii.) our ability to achieve productivity improvements and reduce shrink in our stores, (iii.) our success in generating efficiencies in our supporting activities, and (iv.) our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.
•	The majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.
•	The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.
•	Our Company is currently required to acquire a majority of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.
•	We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.
•	The success of the merger with Pathmark will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of A&P and Pathmark, including, anticipated annual integration synergies within two years, through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. These integration matters could have a material adverse effect on our business.
•	Following the closing of the acquisition of Pathmark, Tengelmann, A&P’s former majority stockholder, owned beneficially and of record a substantial percentage of our common stock on a fully diluted basis. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of stockholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to other stockholder interests.
•	Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations. Our indebtedness could make it more difficult for us to satisfy our obligations, which could in turn result in an event of default on our obligations, require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and place us at a competitive disadvantage compared to certain competitors that have proportionately less debt. Our New Credit Agreement (“Credit Agreement”) contains restrictive covenants customary for facilities of that type which limit our ability to incur additional debt, pay dividends, grant additional liens, make investments and take other actions. These restrictions may limit our flexibility to undertake future financings and take other actions. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all. In addition, our Credit Agreement bears interest at a variable rate. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

•	We are the primary obligor for a significant amount of closed stores and warehouses under long-term leases, primarily located in the Midwest. Our ability to sublet or assign these leases depends on the economic conditions of the real estate markets in which these leases are located. We have estimated our obligation under these leases, net of expected subleases and we have reserved for them, where appropriate. Unexpected changes in the marketplace or with individual sublessors could result in an adverse effect on our earnings.
•	Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers. Our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs; including plastic bags for example.
•	We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, we are prohibited from selling beer and wine in certain of our stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with these laws could reduce the revenue and profitability of our supermarkets and could otherwise adversely affect our business, financial condition or results of operations. In addition, any changes in these law or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.
•	We have large, complex information technology systems that are important to business operations. We could encounter difficulties developing new systems and encounter difficulties maintaining, upgrading or securing our existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.
•	Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest. Issuance of such preferred stock could adversely affect the price of our common stock.
     Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information. Accordingly, actual events and results may vary significantly from those included in or contemplated or implied by forward looking statements made by us or our representatives.
ITEM 1B – Unresolved Staff Comments
     None.

ITEM 2 – Properties
          At February 23, 2008, we owned 50 properties consisting of the following:

Stores, Not Including Stores in Owned Shopping Centers
Land and building owned	14
Building owned and land leased	22

Total stores	36

Shopping Centers
Land and building owned	7
Building owned and land leased	2

Total shopping centers	9

Administrative and Other Properties
Land and building owned	6
Undeveloped land	9

Total other properties	15

Total Properties	60

None of the properties listed above are subject to material encumbrances.
At February 23, 2008, we operated 447 retail stores. These stores are geographically located as follows:
Company Stores:

New England States:
Connecticut	25
Massachusetts	2

Total	27

Middle Atlantic States:
District of Columbia	2
Delaware	12
Maryland	29
New Jersey	154
New York	175
Pennsylvania	47
Virginia	1

Total	420

Total Stores	447

     The total area of all of our operated retail stores is 18.8 million square feet averaging approximately 42,000 square feet per store. Excluding liquor and The Food Emporium® stores, which are generally smaller in size, the average store size is approximately 45,400 square feet. The 10 new stores opened in fiscal 2007 consisted of 2 new supermarkets and 2 new liquor stores that range in size from 39,700 to 47,200 and 4,000 to 7,000 square feet with an average size of approximately 43,500 and 5,500 square feet, respectively. The remaining 6 stores consisted of Best Cellars liquor stores that we acquired in October and range in size from 1,000 to 2,000 square feet, with an average size of approximately 1,400 square feet. The stores built over the past several years and those planned for fiscal 2008 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is approximately 75% of the total square footage.

     The majority of our store network is serviced by C&S Wholesale Grocers, Inc. In connection with the acquisition of Pathmark, we acquired a warehouse that is used to distribute General Merchandise.
     Our Company considers our stores, warehouses, and other facilities adequate for our operations.
ITEM 3 – Legal Proceedings
     The information required is contained under the caption “Note 19 – Commitments and Contingencies” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 4 – Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.
ITEM 4A – Executive Officers of the Registrant
The executive officers of our Company are as follows:

Name	Age	Current Position
Christian Haub	44	Executive Chairman
Eric Claus	51	President and Chief Executive Officer
Brenda Galgano	39	Senior Vice President and Chief Financial Officer
Andreas Guldin	46	Executive Managing Director, Strategy & Development
Jennifer MacLeod	47	Senior Vice President, Marketing and Communications
Rebecca Philbert	46	Senior Vice President, Merchandising & Supply & Logistics
Allan Richards	44	Senior Vice President, Human Resources, Labor Relations, Legal Services & Secretary
Paul Wiseman	47	Senior Vice President, Store Operations
William Moss	60	Vice President and Treasurer
Melissa Sungela	42	Vice President and Corporate Controller
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
     Ms. Galgano, CPA, was appointed Senior Vice President and Chief Financial Officer in November 2005. Ms. Galgano served as Senior Vice President and Corporate Controller, from November 2004 to November 2005; Vice President, Corporate Controller from February 2002 to November 2004, Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers LLP as Senior Manager, Assurance and Business Advisory Services.
     Mr. Guldin was appointed Executive Managing Director, Strategy & Development on May 1, 2007 and was elected to the Board of Directors effective May 1, 2007. Prior to that he was Senior Executive Vice President (Corporate Finance) and Co-CFO of Tengelmann Warenhandelsgesellschaft KG. Prior to joining Tengelmann, Mr. Guldin served as a member of the Executive Management Team and Chief Financial Officer at E. Breuninger GmbH & Co. (Germany), the most prestigious department store and fashion retailer in Germany. Before that he worked for several years as a business and strategy consultant as a Senior Consultant and Project Leader at PA Consulting and CSC Index, Germany.
     Ms. MacLeod was appointed Senior Vice President of Marketing and Communications in November 2005. Prior to joining our Company, Ms. MacLeod served as Vice President of Marketing and Public Relations from 1998 to November 2005 for Co-op Atlantic, an operator based in New Brunswick, Canada.
     Ms. Philbert was appointed Senior Vice President, Merchandising, in December 2006. Prior to joining our Company, she was with Safeway, Inc. from 1981 to 2006, where she most recently served as Corporate Vice President and Senior Lead, Lifestyle Store development. Prior to that she served as Corporate Vice President Deli and Foodservice & Starbucks and prior to that Corporate Vice President of Marketing.
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
PART II
ITEM 5 – Market for the Registrant’s Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required is contained under the captions “Summary of Quarterly Results”, “Five Year Summary of Selected Financial Data”, and “Stockholder Information” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
     Although our Company declared and paid a special one-time dividend to our shareholders of record on April 17, 2006 equal to $7.25 per share in April 2006, our Company’s policy is to not pay dividends. As such, we have not made dividend payments in the previous three years and do not intend to pay dividends in the normal course of business in fiscal 2008. The terms of our Revolving Credit Agreement restrict the Company’s ability to pay cash dividends on common shares.
     There have been no repurchases of our Company stock in fiscal 2007.
     As of May 6, 2008, there were approximately 5,765 stockholders of record of our common stock.
     Securities authorized for issuance under equity compensation plans are summarized below:

	As of February 23, 2008
		Weighted Average
	Number of	Exercise Price	Number of
	Securities	of Outstanding	Securities
	to be Issued	Options and	Available to
	Upon Exercises	Rights	Grant
Plan Category
1994 Stock Option Plan for officers and key employees	225,552	$18.46	—	*
1998 Long Term Incentive and Share Award Plan	2,582,106	21.00	4,341,397
1994 Stock Option Plan for Board of Directors	20,285	11.72	93,093
Pathmark Rollover Options	905,013	31.58	—
Series A Warrants	4,657,378	18.36	—
Series B Warrants	6,965,858	32.40	—
Pathmark 2000 Warrants	5,294,118	22.31	—

Total Outstanding as of February 23, 2008	20,650,310	$25.01	4,434,490

*	On March 17, 2004, the plan expired.

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
          (Company fiscal year ends the last Saturday in February)

Last Business Day of	S&P 500	A&P	Peer Group
Fiscal Year	$	$	$

02/21/03	100	100	100
02/27/04	135	156	150
02/25/05	143	226	166
02/24/06	152	634	281
02/23/07	171	750	345
02/22/08	160	671	304

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

ITEM 6 – Selected Financial Data
     The information required is contained under the caption “Five Year Summary of Selected Financial Data” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required is contained under the caption “Management’s Discussion and Analysis” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk
     The information required is contained in the section “Market Risk” under the caption “Management’s Discussion and Analysis” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 8 – Financial Statements and Supplementary Data
(a)	Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report and are incorporated herein by reference to the Annual Report. Except for the sections included herein by reference, our Fiscal 2007 Annual Report to Stockholders is not deemed to be filed as part of this report.

(b)	Supplementary Data: The information required is contained under the caption “Summary of Quarterly Results” in the Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference.
ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 23, 2008.
ITEM 9A – Controls and Procedures
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
     Our evaluation did not include the internal controls over financial reporting of Pathmark Stores, Inc. which was acquired on December 3, 2007. Total assets and total sales for the Acquisition represent 27.5% and 14.4%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended February 23, 2008.
Incorporation by reference of Management’s Annual Report on Internal Control over Financial Reporting
     Management of The Great Atlantic and Pacific Tea Company, Inc. has prepared an annual report on internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management’s report, together with the attestation report of the independent registered public accounting firm, is included in our Company’s Fiscal 2007 Annual Report to Stockholders and is herein incorporated by reference in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
     Other than discussed below, there has been no change during our Company’s fiscal quarter ended February 23, 2008 in our Company’s internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.
     Our evaluation did not include the internal controls over financial reporting of Pathmark Stores, Inc. which was acquired on December 3, 2007. Total assets and total sales for the Acquisition represent 27.5% and 14.4%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended February 23, 2008.
ITEM 9B – Other Information
None
PART III
ITEM 10 – Directors, Executive Officers and Corporate Governance
     Disclosures of delinquent filers pursuant to Item 405 of Regulation S-K are incorporated herein by reference to the Proxy Statement.
Code of Business Conduct and Ethics
     Our Company has adopted a Code of Business Conduct and Ethics applicable to all employees. This Code is applicable to Senior Financial Executives including the chief executive officer, chief financial officer and chief accounting officer of our Company. A&P’s Code of Business Conduct and Ethics is available on the Company’s Web site at www.aptea.com under “Corporate Governance.” Our Company intends to post on its web site any amendments to, or waivers from, its Code of Business Conduct and Ethics applicable to Senior Financial Executives. The Code of Business Conduct and Ethics is available in print to any shareholder or other interested party upon written request to the Legal Compliance Officer, 2 Paragon Drive, Montvale, New Jersey 07645 or by calling (201) 571-4355.
     Additional information required by our directors is contained under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference.
ITEM 11 – Executive Compensation
     The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Proxy Statement, to be filed on or before May 30, 2008, and is herein incorporated by reference.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required is contained in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and is herein incorporated by reference.
ITEM 13 – Certain Relationships and Related Transactions and Director Independence
     The information required is contained in our Proxy Statement under the heading “Certain Relationships and Transactions” and “The Board of Directors of the Company”, and is herein incorporated by reference.
ITEM 14 – Principal Accounting Fees and Services
     The information required is contained in our Proxy Statement under the heading “Independent Registered Public Accounting Firm”, and is herein incorporated by reference.
PART IV
ITEM 15 – Exhibits and Financial Statement Schedules
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
3)	Exhibits:

     The following are filed as Exhibits to this Report:

EXHIBIT NO.	DESCRIPTION
2.1	Stock Purchase Agreement, dated as of July 19, 2005, by and among the Company, A&P Luxembourg S.a.r.l., Metro Inc. and 4296711 Canada Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on July 22, 2005)

3.1	Articles of Incorporation of The Great Atlantic & Pacific Tea Company, Inc., as amended through July 1987 (incorporated herein by reference to Exhibit 3(a) to Form 10-K filed on May 27, 1988)

3.2	By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended and restated through October 6, 2005 (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 11, 2005)

4.1	Indenture, dated as of January 1, 1991, between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4.1 to Form 8-K, filed on January 1, 1991)

4.2	First Supplemental Indenture, dated as of December 4, 2001, to the Indenture, between the Company and JPMorgan Chase Bank, relating to the 7.70% Senior Notes due 2004 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2001)

4.3	Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between the Company and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2001)

4.4	Successor Bond Trustee (incorporated herein by reference to Exhibit 4.4 to Form 10-K filed on May 9, 2003)

4.5	Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on August 23, 2005)

4.6	Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between the Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on August 23, 2005)

4.7	Indenture, dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 17, 2007)

EXHIBIT NO.	DESCRIPTION
4.8	First Supplemental Indenture, dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee, relating to the 5.125% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on December 17, 2007)

4.9	Second Supplemental Indenture, dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee, relating to the 6.75% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on December 17, 2007)

4.10	Form of Global 5.125% Senior Convertible Note due 2011 (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on December 17, 2007)

4.11	Form of Global 6.75% Senior Convertible Note due 2012 (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed on December 17, 2007)

10.1	Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Mr. Eric Claus (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 9, 2005) and a technical amendment (incorporated herein by reference to Exhibit 10.1 to Form 10-K filed on May 9, 2006)

10.2	Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between the Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on October 17, 2003)

10.3	Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger, as amended February 14, 2002 (“Metzger Agreement”) (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on July 5, 2002)

10.4	Amendment to John E. Metzger Agreement dated October 25, 2004 (incorporated herein by reference to Exhibit 10.12 to Form 10-K filed on May 10, 2005)

10.5	Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between the Company and Jennifer MacLeod (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 9, 2006)

10.6	Employment Agreement, made and entered into as of the 1st day of March 2005, by and between the Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

EXHIBIT NO.	DESCRIPTION
10.7	Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert, (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on April 25, 2007)

10.8*	Offer letter, made as of the 21st day of November, 2006 and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert, as filed herein.

10.9	Employment Agreement, made and entered into as of the 4th day of January 2006, by and between the Company and Melissa E. Sungela (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on January 6, 2006)

10.10	Employment Agreement, made and entered into as of the 12th day of September 2005, by and between the Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

10.11	Employment Agreement, made and entered into as of the 2nd day of December 2004, by and between the Company and Allan Richards (incorporated herein by reference to Exhibit 10.18 to Form 10-Q filed on October 18, 2005)

10.12	Employment Agreement, made and entered into as of the 2nd day of December 2004, by and between the Company and Stephen Slade (incorporated herein by reference to Exhibit 10.19 to Form 10-Q filed on October 18, 2005)

10.13	Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)

10.14	Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)

10.15	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)

10.16	1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Exhibit 10(k) to Form 10-K filed on May 19, 1999, to Appendix B to the Proxy Statement dated May 27, 2005 and to Appendix B to the Proxy Statement dated May 25, 2006)

10.17	Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)

EXHIBIT NO.	DESCRIPTION
10.18	Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed on May 10, 2005)

10.19	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)

10.20	Description of 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to Form 10-Q filed on July 21, 2006)

10.21	Form of 2006 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.29 to Form 10-Q filed on July 21, 2006)

10.22	1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)

10.23	2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Exhibit 10.15 to Form 10-Q filed on July 29, 2004 and to Appendix C to the Proxy Statement dated May 25, 2006)

10.24	Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.30 to Form 10-K filed on May 9, 2006)

10.25	Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 to Form 10-Q/A filed on June 25, 2007)

10.26	Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 to Form 10-Q/A filed on June 25, 2007)

10.27	Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited (“A&P Canada”) and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.40 to Form 10-Q filed on October 18, 2005)

10.28	Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 to Form 10-Q filed on October 18, 2005)

10.29	Commitment letter dated as of March 4, 2007, by and between the Company and Pathmark Stores, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2007)

EXHIBIT NO.	DESCRIPTION
10.30	Employment Agreement, made and entered into as of the 1st day of May 2007, by and between the Company and Andreas Guldin (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007)

10.31	Credit Agreement dated as of December 3, 2007 among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A Amendment No. 2 filed on December 7, 2007)

10.32	Amended and Restated Credit Agreement dated as of December 27, 2007 among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.45 to Form 10-Q filed on January 8, 2008)

10.33	Senior Secured Bridge Credit Agreement, dated as of December 3, 2007, among The Great Atlantic & Pacific Tea Company, Inc., The Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Lehman Commercial Paper Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K/A Amendment No. 2 filed on December 7, 2007)

10.34	Confirmation of Issuer Warrant Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2007)

10.35	Amendment to Confirmation of Issuer Warrant Transaction (2011), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December 17, 2007)

10.36	Confirmation of Issuer Warrant Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 12, 2007)

10.37	Amendment to Confirmation of Issuer Warrant Transaction (2012), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December 17, 2007)

10.38	Confirmation of Issuer Warrant Transaction for 2011 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December 12, 2007)

EXHIBIT NO.	DESCRIPTION
10.39	Amendment to Confirmation of Issuer Warrant Transaction (2011) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 17, 2007)

10.40	Confirmation of Issuer Warrant Transaction for 2012 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December 12, 2007)

10.41	Amendment to Confirmation of Issuer Warrant Transaction (2012) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 17, 2007)

10.42	Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 12, 2007)

10.43	Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 12, 2007)

10.44	Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed on December 12, 2007)

10.45	Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed on December 12, 2007)

10.46	Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.9 to Form 8-K filed on December 12, 2007)

EXHIBIT NO.	DESCRIPTION
10.47	Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2007)

10.48	Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc., Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated herein by reference to Exhibit 10.10 to Form 8-K filed on December 12, 2007)

10.49	Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers International (Europe) Limited, as borrower, and Lehman Brothers Inc., as borrowing agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 17, 2007)

11**	Statement re computation of per share earnings

13*	Fiscal 2007 Annual Report to Stockholders

14*	Code of Business Conduct and Ethics

18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

21*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Metro, Inc. September 29, 2007 Consolidated Financial Statements to be filed

*	Filed with this 10-K

**	Information required to be presented in Exhibit 11 is included in Exhibit 13 under Note — 1 Summary of Significant Accounting Policies, in accordance with Statement of Accounting Standards No. 128, “Earnings Per Share.”

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Stockholders and Board of Directors of
The Great Atlantic & Pacific Tea Company, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated May 8, 2008 appearing in the Fiscal 2007 Annual Report to Shareholders of The Great Atlantic & Pacific Tea Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
Florham Park, New Jersey
May 8, 2008

Schedule II
The Great Atlantic & Pacific Tea Company, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended February 25, 2006, February 24, 2007, and February 23, 2008
(in thousands)

		Additions	Additions
Allowance for		Charged to	Charged to
Bad Debts for	Beginning	Costs &	Other				Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions (1)	Adjustments		Exchange	Balance
Feb. 25, 2006	5,713	3,913	—	(159)	(2,461	) (2)	36	7,042
Feb. 24, 2007	7,042	(1,072)	—	(1,456)	—		—	4,514
Feb. 23, 2008	4,514	2,059	—	(993)	284	(4)	—	5,864

		Additions	Additions
Stock Loss		Charged to	Charged to
Reserve for	Beginning	Costs &	Other				Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions	Adjustments		Exchange	Balance
Feb. 25, 2006	9,889	5,437	—	—	(1,441	) (2)	48	13,933
Feb. 24, 2007	13,933	(1,171)	—	—	—		—	12,762
Feb. 23, 2008	12,762	1,455	—	—	1,500	(4)	—	15,717

		Additions	Additions
LIFO		Charged to	Charged to
Reserve for	Beginning	Costs &	Other			Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions	Adjustments	Exchange	Balance
Feb. 25, 2006	—	—	—	—	—	—	—
Feb. 24, 2007	—	—	—	—	—	—	—
Feb. 23, 2008	—	2,310	—	—	—	—	2,310

Deferred Tax		Additions	Additions
Valuation		Charged to	Charged to
Allowance for	Beginning	Costs &	Other			Foreign	Ending
Year Ended	Balance	Expenses	Accounts	Deductions (3)	Adjustments	Exchange	Balance
Feb. 25, 2006	318,809	18,652	—	(260,441)	—	—	77,020
Feb. 24, 2007	77,020	19,130	—	(21,795)	—	—	74,355
Feb. 23, 2008	74,355	78,389	152,514 (5)	(250,392)	—	—	54,866

(1)	Deductions to Allowance for Bad Debts represent write-offs of accounts receivable balances.

(2)	We sold our Canadian operations on August 13, 2005 and as a result, the Canadian balances are no longer consolidated in our Consolidated Balance Sheet at February 25, 2006.

(3)	For the year ended February 25, 2006, deductions to the Deferred Tax Valuation Allowance represent utilization of net operating loss carryforwards as a result of the sale of our Canadian operations. For the year ended February 24, 2007, deductions to the Deferred Tax Valuation Allowance represent several reclassifications to various balance sheet items. For the year ended February 23, 2008 the adjustment represents the reduction in the Valuation Allowance and reserves acquired in connection with our purchase of Pathmark Stores, Inc.

(4)	For the year ended February 23, 2008, the adjustments represent reserves acquired in connection with our purchase of Pathmark Stores, Inc.

(5)	Primarily represents the impact of the adoption of FIN 48, “Accounting for Uncertain Tax Positions”.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Great Atlantic & Pacific Tea Company, Inc. (registrant)
Date: May 8, 2008	By:	/s/ Brenda M. Galgano
Brenda M. Galgano, Senior Vice President,
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub	Executive Chairman	Date: May 8, 2008

Christian W.E. Haub

/s/ Eric Claus	President and Chief Executive Officer	Date: May 8, 2008
Eric Claus
Eric Claus

/s/ Brenda M. Galgano	Senior Vice President, Chief Financial Officer	Date: May 8, 2008

Brenda M. Galgano

/s/ Melissa E. Sungela	Vice President, Corporate Controller	Date: May 8, 2008

Melissa E. Sungela

/s/ John D. Barline	Director	Date: May 8, 2008

John D. Barline

/s/ Jens-Jürgen Böckel	Director	Date: May 8, 2008

Jens-Jürgen Böckel

/s/ Bobbie A. Gaunt	Director	Date: May 8, 2008

Bobbie A. Gaunt

/s/ Andreas Guldin	Director	Date: May 8, 2008

Andreas Guldin

/s/ Dan P. Kourkoumelis	Director	Date: May 8, 2008

Dan P. Kourkoumelis

/s/ Edward Lewis	Director	Date: May 8, 2008

Edward Lewis

/s/ Gregory Mays	Director	Date: May 8, 2008

Gregory Mays

/s/ Maureen B. Tart-Bezer	Director	Date: May 8, 2008

Maureen B. Tart-Bezer