Form 10-K/A
period 2008-02-23
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-05-21
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     For the fiscal year ended February 23, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ________

                          Commission file number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                         13-1890974
----------------------------------                       --------------------
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




Title of each class                                                    Name of each exchange on which registered
-------------------                                                    -----------------------------------------
Common Stock - $1 par value                                            New York Stock Exchange
5.125% Convertible Senior Notes, due June 15, 2011                     New York Stock Exchange
6.750% Convertible Senior Notes, due December 15, 2012                 New York Stock Exchange
9.125% Senior Notes, due December 15, 2011                             New York Stock Exchange
9.375% Notes, due August 1, 2039                                       New York Stock Exchange



        Securities registered pursuant to Section 12 (g) of the Act: None
                  ---------------------------------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [X] No [ ]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):




Large accelerated filer ________     Accelerated filer   X     Non-accelerated filer _________ Smaller reporting company__________
                                                       -----


         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 7, 2007, the registrant's most recently completed second fiscal quarter, was $588,738,478.

         The number of shares of common stock outstanding as of the close of business on May 6, 2008 was 57,629,240.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant's Fiscal 2007 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

                                EXPLANATORY NOTE

         The Great Atlantic & Pacific Tea Company, Inc. ("The Company") is filing this amendment ("Amendment") to its Annual Report on Form 10-K for the year ended February 23, 2008, initially filed on May 8, 2008, for the primary purpose of including the consolidated financial statements and related footnotes (collectively, "the financial statements") of Metro, Inc. in Exhibit 99.2, the consent of PricewaterhouseCoopers LLP in Exhibit 23.1 and the consent of Ernst & Young LLP in Exhibit 23.2. The Company is required to include the Metro, Inc. financial statements in Form 10-K/A due to Metro, Inc. meeting certain tests of significance under the Securities and Exchange Commission Rule 3-09 of Regulation S-X.

         As required by Rule12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed with this Amendment.

         Except as described above, no other amendments are being made to the Annual Report, filed on May 8, 2008. This Form 10-K/A does not reflect events occurring after the May 8, 2008 filing of our Annual Report or modify or update the disclosures contained in the Annual Report in any way other than as required to reflect the amendment discussed above.


ITEM 15 - Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report or incorporated herein by reference to the Annual Report on Form 10-K filed on May 8, 2008:

      1) Financial Statements: The following Consolidated Financial Statements, related Notes and Report of Independent Registered Public Accounting Firm are included in the Form 10-K and are incorporated by reference into Item 8 of Part II of the Form 10-K filed on May 8, 2008.

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

2) Financial Statement Schedule:

           Schedule II Valuation and Qualifying Accounts and Reserves (incorporated herein by reference to Form 10-K filed on May 8, 2008)

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

           4.1                 Indenture, dated as of January 1, 1991 between the Company and JPMorgan Chase Bank (formerly The
                               Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee
                               (the "Indenture") (incorporated herein by reference to Exhibit 4.1 to Form 8-K, filed on
                               January 1, 1991)

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

           4.9                 Second Supplemental Indenture, dated as of December 18, 2007, among The Great Atlantic &
                               Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee, relating to the 6.75% Senior
                               Convertible Notes due 2012 (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on
                               December 17, 2007)

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

           10.8                Offer letter, made as of the 21st day of November, 2006 and entered into as of the 11th day of
                               December, 2006, by and between the Company and Rebecca Philbert, (incorporated herein by reference to
                               Exhibit 10.8 to Form 10-K filed on May 8, 2008)

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

           11                  Statement re computation of per share earnings - Information required to be presented in Exhibit 11 is included in Exhibit 13, under Note - 1 Summary of Significant Accounting Policies, in accordance with Statement of Accounting Standards No. 128, "Earnings Per Share" (incorporated herein by reference to Exhibit 11 to Form 10-K filed on May 8, 2008)

           13                  Fiscal 2007 Annual Report to Stockholders (incorporated herein by reference to Exhibit 13 to Form
                               10-K filed on May 8, 2008)

           14                  Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to Form 10-K filed on May 8, 2008)

           18                  Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to
                               Exhibit 18 to Form 10-Q filed on July 29, 2004)

           21                  Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to Form 10-K filed on May
                               8, 2008)

           23.1*               Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP, as filed herein

           23.2*               Consent of Independent Auditors from Ernst & Young LLP, as filed herein

           31.1*               Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                               2002, as filed herein

           31.2*               Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                               2002, as filed herein

           32*                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002, as filed herein

           99.2*               Metro, Inc. September 29, 2007 Consolidated Financial Statements, as filed herein


            *                  Filed with this 10-K/A


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  May 21, 2008        By: /s/ Melissa E. Sungela
                               ----------------------------------------------
                               Melissa E. Sungela, Vice President,
                               Corporate Controller (Chief Accounting Officer)

                                                                 Exhibit 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, Eric Claus, certify that:

1. I have reviewed this report on Form 10-K/A of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/ Eric Claus                                       Date:  May 21, 2008
--------------
Eric Claus
President and
Chief Executive Officer

                                                                  Exhibit 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Brenda M. Galgano, certify that:

1. I have reviewed this report on Form 10-K/A of The Great Atlantic & Pacific Tea Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/ Brenda M. Galgano                                Date:  May 21, 2008
---------------------
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer

                                                                 Exhibit 32


                   Certification Accompanying Periodic Report
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (18 U.S.C. ss. 1350)

The undersigned, Eric Claus, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. ("Company"), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer of the Company, each hereby certifies that (1) the Amendment No. 1 to the Annual Report of the Company on Form 10-K/A for the fiscal year ended February 23, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.




Dated:  May 21, 2008                            /s/ Eric Claus
                                                --------------
                                                Eric Claus
                                                President
                                                and
                                                Chief Executive Officer




Dated:  May 21, 2008                            /s/ Brenda M. Galgano
                                                ---------------------
                                                Brenda M. Galgano
                                                Senior Vice President,
                                                Chief Financial Officer