Form 10-Q
period 2008-06-14
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-07-21
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 14, 2008

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

                                 (201) 573-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            YES [X]       NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]                                                            Accelerated filer [X]
 Non-accelerated filer   [ ] (Do not check if smaller reporting company)        Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               YES [ ]    NO [X]

As of July 15, 2008 the Registrant had a total of 57,641,586 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                            16 Weeks Ended
                                                                                ------------------------------------
                                                                                  June 14, 2008        June 16, 2007
                                                                                ---------------      ---------------

Sales                                                                           $     2,922,665      $      1,679,169
Cost of merchandise sold                                                             (2,039,079)           (1,156,187)
                                                                                ---------------      ----------------
Gross margin                                                                            883,586               522,982
Store operating, general and administrative expense                                    (881,495)             (529,356)
                                                                                ---------------      ----------------
Income (loss) from operations                                                             2,091                (6,374)
Loss on sale of Canadian operations                                                           -                  (281)
Gain on sale of Metro, Inc.                                                                   -                78,388
Nonoperating income                                                                      48,597                     -
Interest expense                                                                        (45,949)              (19,713)
Interest and dividend income                                                                410                 4,666
Equity in earnings of Metro, Inc.                                                             -                 7,869
                                                                                ---------------      ----------------
Income from continuing operations before income taxes                                     5,149                64,555
Provision for income taxes                                                               (1,384)               (3,149)
                                                                                ----------------     -----------------
    Income from continuing operations                                                     3,765                61,406
Discontinued operations:
    Loss from operations of discontinued businesses, net of tax benefit of $0 for both the 16 weeks ended June 14, 2008 and the 16 weeks
      ended June 16, 2007, respectively                                                  (4,163)              (79,780)
    Gain (loss) on disposal of discontinued operations, net of tax benefit of $0
      For both the 16 weeks ended June 14, 2008 and June 16, 2007,
      respectively                                                                        2,639               (46,768)
                                                                                ---------------      ----------------
       Loss from discontinued operations                                                 (1,524)             (126,548)
                                                                                ---------------      ----------------
Net income (loss)                                                               $         2,241      $        (65,142)
                                                                                ===============      ================

Net income (loss) per share - basic:
    Continuing operations                                                       $          0.08      $           1.47
    Discontinued operations                                                               (0.03)                (3.03)
                                                                                ---------------      -----------------
       Net income (loss) per share - basic                                      $          0.05      $          (1.56)
                                                                                ===============      ================

Net (loss) income per share - diluted:
    Continuing operations                                                       $         (0.48)     $           1.45
    Discontinued operations                                                               (0.03)                (2.99)
                                                                                ---------------      ----------------
       Net loss per share - diluted                                             $         (0.51)     $          (1.54)
                                                                                ===============      ================

Weighted average number of common shares outstanding
   Basic                                                                             49,786,027            41,801,381
                                                                                ===============      ================
   Diluted                                                                           48,156,654            42,259,837
                                                                                ===============      ================

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
                             (Dollars in thousands)
                                   (Unaudited)

                                              Common Stock             Additional
                                       ---------------------------     Paid-in      Retained
                                          Shares         Amount        Capital      Earnings
                                       ------------    -----------   -----------   ----------
16 Week Period Ended June 14, 2008
----------------------------------
Balance at beginning of period           57,100,955    $    57,101   $   447,103   $   16,423
Net income                                                                              2,241
Other comprehensive loss
Conversion features related to
     convertible debt                                                     18,241
Stock options exercised                     104,536            104         2,071
Other share based awards                    435,600            436         4,410
                                       ------------    -----------   -----------   ----------
Balance at end of period                 57,641,091    $    57,641   $   471,825   $   18,664
                                       ============    ===========   ===========   ==========

16 Week Period Ended June 16, 2007
----------------------------------
Balance at February 24, 2007,
     as previously reported              41,589,195    $    41,589   $   212,868   $  153,325
Impact of the adoption of change
     in measurement date under
     FAS 158                                                                             (643)
Cumulative impact of
     the adoption of FIN 48                                                            24,421
                                       ------------    -----------   -----------   ----------
Balance at beginning of period,
     as adjusted                         41,589,195         41,589       212,868      177,103
Net loss                                                                              (65,142)
Other comprehensive income
Stock options exercised                     324,431            325         5,299
Tax benefit on stock options                                               1,701
Other share based awards                                                   2,821
                                       ------------    -----------   -----------   ----------
Balance at end of period                 41,913,626    $    41,914   $   222,689   $  111,961
                                       ============    ===========   ===========   ==========

                                       Accumulated Other                  Total
                                        Comprehensive       Call      Stockholders'
                                        (Loss) Income      Options       Equity
                                      -----------------   ---------  ---------------
16 Week Period Ended June 14, 2008
----------------------------------
Balance at beginning of period        $         (28,975)  $ (73,509) $       418,143
Net income                                                                     2,241
Other comprehensive loss                           (340)                        (340)
Conversion features related to
     convertible debt                                                         18,241
Stock options exercised                                                        2,175
Other share based awards                                                       4,846
                                      -----------------   ---------  ---------------
Balance at end of period              $         (29,315)  $ (73,509) $       445,306
                                      =================   =========  ===============

16 Week Period Ended June 16, 2007
----------------------------------
Balance at February 24, 2007,
     as previously reported           $          22,888   $       -  $       430,670
Impact of the adoption of change
     n measurement date under
     FAS 158                                                                    (643)
Cumulative impact of
     the adoption of FIN 48                                                   24,421
                                      -----------------   ---------  ---------------
Balance at beginning of period,
     as adjusted                                 22,888           -          454,448
Net loss                                                                     (65,142)
Other comprehensive income                      137,408                      137,408
Stock options exercised                                                        5,624
Tax benefit on stock options                                                   1,701
Other share based awards                                                       2,821
                                      -----------------   ---------  ---------------
Balance at end of period              $         160,296   $       -  $       536,860
                                      =================   =========  ===============

                             See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                              (Dollars in thousands)
                                   (Unaudited)

Comprehensive Income (Loss)
---------------------------

                                                                             16 Weeks Ended
                                                                   -----------------------------------
                                                                   June 14, 2008         June 16, 2007
                                                                   -------------         -------------
Net income (loss)                                                    $   2,241            $   (65,142)
                                                                     ---------            -----------
Foreign currency translation adjustment                                      -                 16,045
Net unrealized gain on investment securities, net of tax                     -                121,740
Net unrealized gain on marketable securities, net of tax                     -                     22
Pension and other post-retirement benefits, net of tax                    (340)                  (399)
                                                                     ---------            -----------
Other comprehensive (loss) income, net of tax                             (340)               137,408
                                                                     ---------            -----------
Total comprehensive income                                           $   1,901            $    72,266
                                                                     =========            ===========

Accumulated Other Comprehensive (Loss) Income Balances
------------------------------------------------------

                                                                  Net             Net            Pension
                                                               Unrealized      Unrealized        & Other          Accumulated
                                                 Foreign         Gain on     (Loss) Income         Post-             Other
                                                Currency       Investment    on Marketable      retirement       Comprehensive
                                               Translation     Securities     Securities         Benefits       (Loss) Income
                                              -------------  -------------   -------------   ----------------   --------------
Balance at February 23, 2008                   $         -    $       -       $         -      $   (28,975)       $   (28,975)
Current period change                                    -            -                 -             (340)              (340)
                                               -----------    ---------       -----------      -----------        -----------
Balance at June 14, 2008                       $         -    $       -       $         -      $   (29,315)       $   (29,315)
                                               ===========    =========       ===========      ===========        ===========

Balance at February 24, 2007                   $     9,710    $       -       $       (22)     $    13,200        $    22,888
Current period change                               16,045      121,740                22             (399)           137,408
                                               -----------    ---------       -----------      -----------        -----------
Balance at June 16, 2007                       $    25,755    $ 121,740       $         -      $    12,801        $   160,296
                                               ===========    =========       ===========      ===========        ===========

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)

                                                                                  June 14, 2008               February 23, 2008
                                                                                  -------------               -----------------
ASSETS                                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                                                   $     129,053                 $      100,733
      Restricted cash                                                                     3,781                          3,713
      Restricted marketable securities                                                    7,119                          6,796
      Accounts receivable, net of allowance for doubtful accounts of
         $9,693 and $6,152 at June 14, 2008 and February 23, 2008,
         respectively                                                                   176,594                        173,203
      Inventories                                                                       522,632                        505,012
      Prepaid expenses and other current assets                                          98,630                         94,969
                                                                                  -------------                 --------------
             Total current assets                                                       937,809                        884,426
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned, net                                                          1,718,131                      1,751,440
         Property leased under capital leases, net                                      143,693                        149,363
                                                                                  -------------                 --------------
      Property, net                                                                   1,861,824                      1,900,803
      Goodwill                                                                          447,682                        387,546
      Intangible assets, net                                                            231,240                        234,086
      Other assets                                                                      249,348                        241,057
                                                                                  -------------                 --------------
Total assets                                                                      $   3,727,903                 $    3,647,918
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      17,473                 $       11,875
      Current portion of obligations under capital leases                                11,608                         11,344
      Current portion of other financial liabilities                                          -                         44,539
      Accounts payable                                                                  268,934                        216,703
      Book overdrafts                                                                    53,640                         36,435
      Accrued salaries, wages and benefits                                              139,519                        169,552
      Accrued taxes                                                                      48,619                         46,156
      Other accruals                                                                    248,951                        230,733
                                                                                  -------------                 --------------
    Total current liabilities                                                           788,744                        767,337
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    843,594                        758,886
      Long-term obligations under capital leases                                        154,254                        157,430
      Long-term real estate liabilities                                                 346,128                        346,110
      Deferred real estate income                                                        79,669                         81,110
      Other financial liabilities                                                       112,216                        180,250
      Other non-current liabilities                                                     957,992                        938,652
                                                                                  -------------                 --------------
         Total liabilities                                                            3,282,597                      3,229,775
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares; issued - none             -                              -
      Common stock--$1 par value; authorized - 80,000,000 shares;
         issued and outstanding - 57,641,091 and 57,100,955 shares
         at June 14, 2008 and February 23, 2008, respectively                            57,641                         57,101
      Call options                                                                      (73,509)                       (73,509)
      Additional paid-in capital                                                        471,825                        447,103
      Accumulated other comprehensive loss                                              (29,315)                       (28,975)
      Retained earnings                                                                  18,664                         16,423
                                                                                  -------------                 --------------
Total stockholders' equity                                                              445,306                        418,143
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   3,727,903                 $    3,647,918
                                                                                  =============                 ==============

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        16 Weeks Ended
                                                                                            -------------------------------------
                                                                                            June 14, 2008           June 16, 2007
                                                                                            -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $     2,241             $   (65,142)
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
       Asset disposition initiatives                                                              (1,785)                     152
       Depreciation and amortization                                                              80,027                   56,349
       (Gain) loss on disposal of owned property and write-down of property, net                    (532)                   1,161
       (Gain) loss on disposal of discontinued operations                                         (2,639)                  46,768
       Other property impairments                                                                    781                      451
       Loss on sale of Canadian operations                                                             -                      281
       Nonoperating income                                                                       (48,597)                       -
       Other share based awards                                                                    4,846                    2,821
       Equity in earnings of Metro, Inc.                                                               -                   (7,869)
       Gain on sale of shares of Metro, Inc.                                                           -                  (78,388)
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                                         (3,246)                  27,880
       (Increase) decrease in inventories                                                        (16,531)                  29,009
       Increase in prepaid expenses and other current assets                                     (14,654)                  (7,244)
       Increase in other assets                                                                   (6,423)                  (8,415)
       Increase (decrease) in accounts payable                                                    46,993                  (11,933)
       (Decrease) increase in accrued salaries, wages and benefits, and taxes                    (27,595)                   7,262
       Increase (decrease) in other accruals                                                      13,612                   (6,842)
       (Decrease) increase in other non-current liabilities                                      (35,925)                  40,734
       Other operating activities, net                                                             4,012                      596
                                                                                             -----------             ------------
Net cash (used in) provided by operating activities                                               (5,415)                   27,631
                                                                                             -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                                     (29,690)                 (50,916)
   Proceeds from disposal of property                                                              3,131                    3,070
   Disposal related expenditures for sale of Canadian operations                                       -                     (281)
   Increase in restricted cash                                                                       (68)                (142,911)
   Proceeds from the sale of shares of Metro, Inc.                                                     -                  203,492
   Proceeds from maturities of marketable securities                                                 957                   20,446
                                                                                             -----------             ------------
Net cash (used in) provided by investing activities                                              (25,670)                  32,900
                                                                                             -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                                      497,361                  295,100
   Principal payments on revolving lines of credit                                              (416,261)                (325,100)
   Proceeds under line of credit                                                                  54,457                        -
   Principal payments on line of credit                                                          (48,951)                 (31,933)
   Settlement of Series A warrants                                                               (45,735)                       -
   Long-term real estate liabilities                                                                   -                    2,165
   Principal payments on capital leases                                                           (2,393)                  (1,549)
   Increase in book overdrafts                                                                    17,205                    1,498
   Deferred financing fees                                                                         1,551                      (36)
   Tax benefit on stock options                                                                        -                    1,701
   Proceeds from stock options exercised                                                           2,175                    5,624
                                                                                             -----------             ------------
Net cash provided by (used in) financing activities                                               59,409                  (52,530)
   Effect of exchange rate changes on cash and cash equivalents                                       (4)                       7
                                                                                             -----------             ------------
Net increase in cash and cash equivalents                                                         28,320                    8,008
Cash and cash equivalents at beginning of period                                                 100,733                   86,194
                                                                                             -----------             ------------
Cash and cash equivalents at end of period                                                   $   129,053             $     94,202
                                                                                             ===========             ============

SUPPLEMENTAL DISCOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                       $    31,281             $     19,858
                                                                                             ===========             ============
Cash paid during the year for income taxes                                                   $     1,494             $      1,608
                                                                                             ===========             ============

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 and June 16, 2007, Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income, and Consolidated Statements of Cash Flows for the 16 weeks ended June 14, 2008 and June 16, 2007, and the Consolidated Balance Sheets at June 14, 2008 and February 23, 2008 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

As discussed in Note 8 - Discontinued Operations, the criteria necessary to classify the operations for the Midwest and the Greater New Orleans area as discontinued were satisfied in fiscal 2007 and as such, have been reclassified in our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 and June 16, 2007.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.


2.   Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). In February 2008, the FASB also issued Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 excludes FASB Statement No. 13, "Accounting for Leases" ("SFAS 13"), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157.

In addition, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP FAS 157-2 is effective upon issuance. Our Company adopted SFAS No. 157 as of February 24, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Refer to Note 6 - Fair Value Measurements for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). The adoption of the provisions of SFAS 159 had no effect on our Company's consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i.) how and why an entity uses derivative instruments, (ii.) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii.) how derivative instruments and related hedged items affect and entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008 (our year ended February 27, 2010). The effect of adopting SFAS 161 is not expected to have a significant effect on our reported financial position or earnings.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010). Our Company is currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, the

GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. We have evaluated the provisions of SFAS 162 and the guidance will not have an impact on our Company's financial condition or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010), and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1 on our financial condition and results of operations.

3.   Acquisition of Pathmark Stores, Inc.

On December 3, 2007, our Company completed the acquisition of 100% of Pathmark for $1.4 billion in cash, stock, assumed or retired debt, warrants and options, in a transaction accounted for under SFAS No. 141 "Business Combinations" ("SFAS 141"). Pathmark is a regional supermarket chain with supermarkets in the New York, New Jersey and Philadelphia metropolitan areas.

Consent Agreement
-----------------
On November 27, 2007, our Company announced that the Federal Trade Commission ("FTC") accepted a proposed consent agreement relating to our acquisition of Pathmark. The terms of the consent agreement required the divestiture of six stores located in the state of New York which were subsequently sold for a gain of $19.4 million in fiscal 2007.

Included in the Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 and June 16, 2007 are the sales and operating results of the five A&P stores that were divested. The sixth divested store was a Pathmark location and accordingly the results of operations of that store were not included in our results of operations. The results of the five A&P store operations are as follows:

                                                      16 weeks ended
                                              -------------------------------
                                              June 14, 2008     June 16, 2007
                                              -------------     -------------
       Sales                                    $         -     $     34,057
                                                ===========     ============

       Income from operations                   $         -     $        343
                                                ===========     ============

Preliminary Purchase Price Allocation
-------------------------------------
The application of purchase accounting under SFAS 141 requires that the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the transaction date. The allocation of the purchase price and its impact on the Consolidated Statements of Operations may differ depending on the final fair values assigned to amortizing assets and liabilities and their related actual remaining useful lives. Identified intangible assets, which are included in the consolidated balance sheets, consisted of the following:

                                                                    At June 14, 2008
                                                          ---------------------------------
                                           Weighted
                                            Average          Gross
                                         Amortization       Carrying          Accumulated
                                        Period (years)       Amount           Amortization
                                        --------------    -----------        ---------------
Loyalty card customer relationships                 7     $    19,200        $        1,477
In-store advertiser relationships                  20          14,720                   396
Pharmacy payor relationships                       13          75,000                 3,107
Pathmark trade name                        Indefinite         127,300                     -
                                                          -----------       ---------------
       Total                                              $   236,220        $       4,980
                                                          ===========       ==============

Amortization of intangible assets for the 16 weeks ended June 14, 2008 was approximately $2.8 million.

The following table summarizes the estimated future amortization expense:

       2008                                             $ 6,402
       2009                                               9,248
       2010                                               9,248
       2011                                               9,248
       2012                                               9,248
       Thereafter                                        60,546

We have determined that the Pathmark trade name has an indefinite life, and accordingly, is not subject to amortization. The allocation of the purchase price to assets which will not be amortized may also impact classification on the balance sheet depending on the final fair values assigned.

Under the purchase method of accounting, the assets and liabilities of Pathmark were recorded at their respective fair values at the date of acquisition. Simultaneously, we recorded a preliminary amount to goodwill of $380.0 million. During the first quarter of fiscal 2008, we increased our preliminary amount of goodwill from $380.0 million to $440.1 million at June 14, 2008. This increase primarily related to a Pathmark transportation agreement which is unfavorable to market based upon information which existed as of the acquisition. We are performing additional analyses of this information which may result in future adjustments. Based upon the information received to date, we recorded an adjustment of approximately $59.0 million to our preliminary amount of goodwill. This adjustment also resulted in a $2.2 million reduction of operating expense in the first quarter of fiscal 2008 relating to prior year.

We have preliminarily valued property, net, intangible assets, and certain other assets and liabilities. As this transaction was completed subsequent to our third quarter ended December 1, 2007, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Changes to the valuation of property may result in adjustments to the fair value of certain identifiable intangible assets acquired, and when finalized, material adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the Pathmark assets acquired and liabilities assumed at the date of acquisition:

             Current assets                                       $   352.4
             Goodwill                                                 440.1
             Intangible assets                                        236.2
             Property, net*                                         1,200.5
             Other assets                                             148.7
                                                                  ---------
               Total assets acquired                              $ 2,377.9

             Current liabilities                                    (325.2)
             Long-term debt                                           (1.2)
             Long-term obligations under capital leases             (130.5)
             Long-term financing liabilities                         (64.1)
             Deferred taxes**                                        (58.6)
             Other non-current liabilities                          (385.8)
                                                                  ---------
               Total liabilities assumed                          $ (965.4)
                                                                  ---------
             Net assets acquired                                  $ 1,412.5
                                                                  =========

     * In fiscal 2007, we acquired net favorable lease rights relating to the acquisition of Pathmark in the amount of $457.0 million which is included in Property, net and other non-current liabilities in our Consolidated Balance Sheet at June 14, 2008. The Company's net favorable lease rights are amortized on a straight-line basis until the end of the lease options but not more than 25 years. The weighted average life remaining of the net favorable lease rights at June 14, 2008 is 21.3 years. Amortization expense related to the net favorable lease rights is $7.0 million for the 16 weeks ended June 14, 2008.
     ** The estimated fair values reflect recognition of a significant portion of A&P's net deferred tax assets, including net operating loss carry forwards, which existed at the date of acquisition.

The preliminary amount of goodwill and intangibles are approximately $440.1 million and $236.2 million, respectively, resulting from the Pathmark acquisition. The goodwill is not deductible for tax purposes. Due to the recent nature of the acquisition we have not determined the reporting units to which the goodwill related to the Pathmark acquisition will be allocated.

4.   Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the reporting period. Diluted earnings
(loss) per share reflects the potential dilution, using the treasury stock method, and assumes that the convertible debt, stock options, restricted stock, warrants, and other potentially dilutive financial instruments were converted into common stock upon issuance, if dilutive.

Weighted average common shares of 1,030,969 and nil for the 16 weeks ended June 14, 2008 and June 16, 2007, respectively, related to options outstanding under our Company's stock award plan were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 10,000 for the 16 weeks ended June 14, 2008 related to restricted stock units outstanding under our Company's stock option plans were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 4,969,401 for the 16 weeks ended June 14, 2008 related to warrants outstanding under our Company's stock award plan were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 11,278,988 for the 16 weeks ended June 14, 2008 related to convertible debt outstanding were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 8,134,002 for the 16 weeks ended June 14, 2008 related to the share lending agreement were excluded from the computation of earning per share.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                                         16 Weeks Ended             16 Weeks Ended
                                                                          June 14, 2008              June 16, 2007
                                                                         ---------------            ---------------
Income (loss) from continuing operations                                  $        3,765            $       (65,142)
Adjustments on Convertible Warrants                                              (27,119)                         -
                                                                          ---------------           ---------------
Loss from continuing operations-diluted                                   $      (23,354)           $       (65,142)
                                                                          ===============           ================

Weighted average common shares outstanding                                    57,606,833                 41,801,381
Restricted stock options                                                         313,196                          -
Share lending agreement                                                       (8,134,002)                         -
                                                                          ---------------           ---------------
Common shares outstanding-basic                                               49,786,027                 41,801,381

Effect of dilutive securities:
Options to purchase common stock                                                 243,721                    458,456
Convertible warrants                                                          (1,873,094)                         -
                                                                          ---------------           ---------------
Common shares outstanding-diluted                                             48,156,654                 42,259,837
                                                                          ==============            ===============

5.  Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities

At June 14, 2008 and February 23, 2008, we had $3.8 million and $3.7 million, respectively, in restricted cash which represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

At June 14, 2008 and February 23, 2008, our restricted marketable securities of $18.2 million and $19.4 million, respectively, were held by Bank of America in the Columbia Fund. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. During the first quarter of fiscal 2008, we received distributions from the Columbia Fund in the amount of $1.0 million at an amount less than 100% of the net asset value of the fund resulting in realized losses of $0.03 million. In addition, we recorded a realized loss of $0.3 million based on the ending net asset value of the Columbia Fund as the decline in net asset value is considered other than temporary at June 14, 2008 and will not be recovered in future distributions from the fund.

Effective March 13, 2007, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," we record changes in the fair value of Metro, Inc. as unrealized gains or losses, net of tax, as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets based on the close price of Metro, Inc. at the end of our reporting period.

The following is a summary of cash, cash equivalents, restricted cash, and restricted marketable securities as of June 14, 2008 and February 23, 2008:

                                                                                  At June 14, 2008
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
Classified as:
-------------
Cash                                                          $   126,995     $         -     $         -    $   126,995
Cash equivalents:
     Money market funds                                             2,058               -               -          2,058
                                                              -----------     -----------     -----------    -----------
Total cash and cash equivalents                                   129,053               -               -        129,053
                                                              -----------     -----------     -----------    -----------

Restricted cash                                                     3,781               -               -          3,781
Restricted marketable securities                                    7,119               -               -          7,119
Restricted marketable securities
     included in other assets                                      11,071               -               -         11,071
                                                              -----------     -----------     -----------    -----------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities                         $   151,024     $         -     $         -    $   151,024
                                                              ===========     ===========     ===========    ===========
Securities available-for-sale:
------------------------------
     Maturing within one year                                 $     7,119                                    $     7,119
                                                              ===========                                    ===========
     Maturing greater than one year                           $    11,071                                    $    11,071
                                                              ===========                                    ===========

                                                                                At February 23, 2008
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
Classified as:
-------------
Cash                                                          $    98,382     $         -     $         -    $    98,382
Cash equivalents:
     Money market funds                                             2,351               -               -          2,351
                                                              -----------     -----------     -----------    -----------
Total cash and cash equivalents                                   100,733               -               -        100,733
                                                              -----------     -----------     -----------    -----------

Restricted cash                                                     3,713               -               -          3,713
Restricted marketable securities                                    6,796               -               -          6,796
Restricted marketable securities
     included in other assets                                      12,622               -               -         12,622
                                                              -----------     -----------     -----------    -----------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities                         $   123,864     $         -     $         -    $   123,864
                                                              ===========     ===========     ===========    ===========
Securities available-for-sale:
------------------------------
     Maturing within one year                                 $     6,796                                    $     6,796
                                                              ===========                                    ===========
     Maturing greater than one year                           $    12,622                                    $    12,622
                                                              ===========                                    ===========

Gross realized losses on sales of investments were $0.03 million for the 16 weeks ended June 14, 2008 and gross realized gains on sales of investments were $78.5 million for the 16 weeks ended June 16, 2007.

6.   Fair Value Measurements

SFAS 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement applies to all assets and liabilities that are being measured and reported on a fair value basis. Our Company adopted SFAS 157 for our financial assets and financial liabilities beginning in fiscal 2008. As discussed in Note 2 - Impact of New Accounting Pronouncements, SFAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities recorded at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008 (our year ended February 27, 2010).

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our Company's Level 1 assets and liabilities include cash equivalents that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Company's Level 2 liabilities primarily include freestanding derivatives (conversion features and financing warrants) and warrants whose value is determined using the Black Scholes pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Company's Level 3 assets include restricted marketable securities for which there is limited market activity.

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 14, 2008:

                                                                       Fair Value Measurements at June 14, 2008 Using
                                                                       ----------------------------------------------
                                                                                         Significant
                                                                       Quoted Prices        Other           Significant
                                                   Total Carrying        in Active        Observable       Unobservable
                                                      Value at           Markets            Inputs            Inputs
                                                    June 14, 2008       (Level 1)          (Level 2)         (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
Cash equivalents                                 $         2,058        $     2,058      $         -       $         -
Restricted marketable securities                          18,190                  -                -            18,190
                                                 -----------------      -------------    -------------     -------------
     Total                                       $        20,248        $     2,058      $         -       $    18,190
                                                 =================      =============    =============     =============

                                                                        Fair Value Measurements at June 14, 2008 Using
                                                                        ----------------------------------------------
                                                                                          Significant
                                                                       Quoted Prices         Other        Significant
                                                   Total Carrying        in Active        Observable      Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                    June 14, 2008       (Level 1)          (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     -------------
Liabilities:
Conversion feature of 5.125% Convertible
     Senior Notes                                $           8,533     $         -      $     8,533       $         -
Conversion feature of 6.75% Convertible
     Senior Notes                                                -               -                -                 -
Financing warrants                                          24,699               -           24,699                 -
Warrant Series B                                            78,983               -           78,983                 -
                                                 -----------------     -------------    -------------     -------------
     Total                                       $         112,215     $         -      $   112,215       $         -
                                                 =================     =============    =============     =============

Level 3 Valuation Techniques:
----------------------------
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At June 14, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 24, 2008 to June 14, 2008:

                                                                                 Fair Value Measurements Using
                                                                               Significant Unobservable Inputs
                                                                                           (Level 3)
                                                                               -------------------------------

                                                                                          Restricted
                                                                                          Marketable
                                                                                          Securities
                                                                                        -------------
Beginning Balance                                                                       $    19,418
     Total realized and unrealized losses included in:
         Earnings (1)                                                                          (290)
         Comprehensive income                                                                     -
     Settlements                                                                               (938)
     Transfers in and/or out of Level 3                                                           -
                                                                                        -------------
Ending Balance                                                                          $    18,190
                                                                                        =============

Losses recorded in Earnings attributable to the change in unrealized losses
     relating to Level 3 assets still held at June 14, 2008                             $      (262)
                                                                                        =============

(1) Amounts are recorded in Store operating, general and administrative expense in the Consolidated Statements of Operations.

As discussed in Note 5 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, on June 14, 2008, we had $18.2 million invested in a short-term fixed income fund held by Bank of America (the "Columbia Fund"). Due to market liquidity conditions, cash redemptions from the Columbia Fund were restricted. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing on February 24, 2008 and these amounts were categorized as Level 3.

7.   Valuation of Long-Lived Assets

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability-weighted approach and a 7 year U.S. Treasury risk-free rate.

During the 16 weeks ended June 14, 2008 and June 16, 2007, we recorded impairment losses on long-lived assets of $0.8 million and $50.2 million, respectively, as follows:

Impairments due to closure or conversion in the normal course of business
-------------------------------------------------------------------------
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 14, 2008 and June 16, 2007, we recorded impairment losses on property, plant and equipment of $0.8 million and $0.5 million, respectively, related to stores that were or will be closed or converted in the normal course of business. This amount was included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our discontinued operations
--------------------------------------------------
During the 16 weeks ended June 16, 2007, we recorded impairment losses of $49.7 million related to stores closed as a result of our exit of the Greater New Orleans and Midwest markets as discussed in Note 8 - Discontinued Operations. This amount was included in our Consolidated Statements of Operations under the caption "Gain (loss) on disposal of discontinued operations, net of tax".

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

8.   Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations. These events are described based on the year the transaction was initiated.

2007 Events
-----------
On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Our Company ceased sales operations in all stores not sold as of November 1, 2007. Planned sale transactions for these stores have been completed resulting in a loss on disposal of $16.5 million.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Our Company ceased sales operations in all stores not sold as of July 7, 2007. Planned sale transactions for these stores have been completed resulting in a loss on disposal of $34.3 million.

2005 Event
----------
During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would consolidate efforts in the Midwest. Thus, we initiated efforts to close a total of 35 stores in the Midwest. All of which were closed as of February 25, 2006.

2003 Events
-----------
During fiscal 2003, we adopted a formal plan to exit the Wisconsin markets through the sale and/or disposal of these assets. In February 2003, we announced the sale of a portion of our non-core assets, including seven stores in Madison, Wisconsin and 23 stores in Milwaukee, Wisconsin. Also in fiscal 2003, we announced an initiative to close 6 stores and convert 13 stores to our Food Basics banner in the Detroit, Michigan and Toledo, Ohio markets.

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain
(loss) on disposal of discontinued businesses, net of tax" for the 16 weeks ended June 14, 2008 and June 16, 2007.

                                                                         For the 16 weeks ended
                                                                ----------------------------------------
                                                                   June 14, 2008         June 16, 2007
                                                                ------------------      ----------------
Loss from operations of
    discontinued businesses
Sales                                                              $            -        $      422,327
                                                                   ==============        ==============
 Loss from operations of
    discontinued businesses, before tax                                    (4,163)              (79,780)
Tax benefit                                                                     -                     -
                                                                   --------------        --------------
Loss from operations of
    discontinued operations, net of tax                            $       (4,163)       $      (79,780)
                                                                   ===============       ===============

Gain (loss) on disposal of
    discontinued operations
Property impairments                                               $            -        $      (49,703)
Gain on sale of fixed assets                                                2,639                 2,935
                                                                   --------------        --------------
 Gain (loss) on disposal of
    discontinued operations, before tax                                     2,639               (46,768)
Tax benefit                                                                     -                     -
                                                                   --------------        --------------
 Gain (loss) on disposal of
    discontinued operations, net of tax                            $        2,639        $      (46,768)
                                                                   ==============        ===============

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

                                                               For the 16 weeks ended June 14, 2008
                                        --------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/23/2008      Accretion (1)    Adjustments(2)   Utilization(3)       6/14/2008
                                        ---------------   ---------------  ---------------   --------------   ----------------
2007 Events
-----------
Occupancy                               $        62,873   $        2,876   $           914   $      (8,827)      $   57,836
Severance                                        58,520                -                 -          (1,073)          57,447
                                        ---------------   --------------   ---------------   --------------      ----------
   2007 events total                            121,393            2,876               914          (9,900)         115,283

2005 Event
----------
Occupancy                                        66,882              993             (906)          (3,048)          63,921

2003 Events
-----------
Occupancy                                        21,579              407            (1,559)         (1,228)          19,199
                                        ---------------   --------------   ---------------   --------------      ----------

   Fiscal 2008 total                    $       209,854   $        4,276   $        (1,551)  $     (14,176)      $  198,403
                                        ===============   ==============   ===============   ===============     ==========


                                                                            Fiscal 2007
                                        --------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/24/2007      Accretion (1)    Adjustments(2)   Utilization(3)       2/23/2008
                                        ---------------   ---------------  ---------------   --------------   ----------------
2007 Events
-----------
Occupancy                               $             -   $        2,865   $        81,234   $     (21,226)      $   62,873
Severance                                             -                -            81,642         (23,122)          58,520
                                        ---------------   --------------   ---------------   --------------      -----------

   2007 events total                                  -            2,865           162,876         (44,348)         121,393

2005 Event
----------
Occupancy                                        83,111            3,457           (7,117)         (12,569)          66,882

2003 Events
-----------
Occupancy                                        22,262            1,269             1,141          (3,093)          21,579
                                        ---------------   --------------   ---------------   --------------      ----------

   Fiscal 2007 total                    $       105,373   $        7,591   $       156,900   $     (60,010)      $  209,854
                                        ===============   ==============   ===============   =================   ==========

     (1) The additions to occupancy and severance represents the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. Interest accretion is recorded as a component of "Loss from operations of discontinued business" on the Consolidated Statements of Operations.

     (2) At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Adjustments are recorded as a component of "Loss from operations of discontinued business" on the Consolidated Statements of Operations.

         For the 16 weeks ended June 14, 2008
         ------------------------------------
         The charge to occupancy for the 2007 events represents adjustments for additional occupancy related costs for our properties of $0.9 million due to changes in our estimation of such future costs. We also recorded adjustments for a reduction in occupancy related costs of $0.9 million and $1.6 million for the 2005 event and the 2003 events, respectively, due to changes in our estimation of such future costs.

         Fiscal 2007
         -----------
         The charge to occupancy for the 2007 events represents charges related to the closures of 39 stores in fiscal 2007 in conjunction with our decision to close and/or sell stores in the Midwest and the Greater New Orleans area. The charge to severance and benefits of $81.6 million for the 2007 events related to (i.) individual severings and retention incentives that were accrued as earned of $24.6 million as a result of the sale or closing of these facilities and (ii.) future obligations for early withdrawal from multi-employer union pension plans of $57.0 million. During fiscal 2007, we also recorded adjustments for the 2005 event for a reduction in occupancy related costs for our properties of $7.1 million due to (i.) changes in our estimation of such future costs of $6.4 million and (ii.) a new sublease agreement for one property of $0.7 million. We recorded adjustments for the 2003 events for additional occupancy related costs for our properties of $1.1 million due to changes in our estimation of such future costs.

     (3) Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes. Severance utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                                 2007              2005             2003
                                                                Events            Event            Events
                                                            --------------   ---------------   -------------

Total severance payments made to date                       $       24,195   $         2,650   $      22,528
Expected future severance payments                                  57,447                 -               -
                                                            --------------   ---------------   -------------
   Total severance payments expected to be incurred                 81,642             2,650   $      22,528
                                                            --------------   ---------------   -------------

Total occupancy payments made to date                               30,053            39,220          27,554
Expected future occupancy payments,
  excluding interest accretion                                      57,836            63,921          19,199
   Total occupancy payments expected to be incurred,
                                                            --------------   ---------------   -------------
     excluding interest accretion                                   87,889           103,141          46,753
                                                            --------------   ---------------   -------------

Total severance and occupancy payments made to date                 54,248            41,870          50,082
Expected future severance and occupancy payments,
  excluding interest accretion                                     115,283            63,921          19,199
   Total severance and occupancy payments                                -                 -               -
     expected to be incurred, excluding interest accretion  $      169,531    $      105,791     $    69,281
                                                            ===============   =============     ============

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2007, 2005, and 2003 events are 2026, 2022, and 2022, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                     June 14, 2008
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $          440   $             -   $           -    $           440
Other accruals                                            $       23,684   $        10,485   $       2,791    $        36,960
Other non-current liabilities                             $       91,159   $        53,436   $      16,408    $       161,003

                                                                                   February 23, 2008
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $        1,513   $             -   $           -    $         1,513
Other accruals                                            $       24,733   $        10,985   $       3,241    $        38,959
Other non-current liabilities                             $       95,147   $        55,897   $      18,338    $       169,382

We evaluated the reserve balances as of June 14, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

9.  Asset Disposition Initiatives

In addition to the events described in Note 8 - Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

Restructuring charges relate principally to employee severance and occupancy costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. The costs of these reductions have been and will be funded through cash from operations. Occupancy costs represent facility consolidation and lease termination costs associated with our decision to consolidate and close duplicative or excess warehouse and office facilities, unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower than expected sublease income.

2005 Event
---------
During fiscal 2005, our Company sold our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania.

2001 Event
----------
During the third quarter of fiscal 2001, our Company determined that certain underperforming operations, including 39 stores (30 in the United States and 9 in Canada) and 3 warehouses (2 in the United States and 1 in Canada) should be closed and/or sold, and certain administrative streamlining should take place.

1998 Event
----------
In May 1998, we initiated an assessment of our business operations in order to identify the factors that were impacting our performance. As a result of this assessment, in fiscal 1998 and 1999, we announced a plan to close two warehouse facilities and a coffee plant in the U.S., a bakery plant in Canada and 166 stores (156 in the United States and 10 in Canada) including the exit of the Richmond, Virginia and Atlanta, Georgia markets.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

                                                               For the 16 weeks ended June 14, 2008
                                        ------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/23/2008      Accretion (1)    Adjustments(2)   Utilization(3)       6/14/2008
                                        ---------------   ---------------  ---------------   ---------------  --------------
2005 Event
----------
Continuing Operations
Occupancy                               $         1,231   $           15   $          (91)   $         (12)      $    1,143
Severance                                         1,686                -                 -            (209)           1,477
                                        --------------    --------------   ---------------   -----------------   ----------
   2005 event total                               2,917               15              (91)            (221)           2,620

2001 Event
----------
Continuing Operations
Occupancy                                         6,755              113             (501)             (86)          6,281

Discontinued Operations
Occupancy                                        12,281              219             (166)            (467)          11,867
                                        ---------------   --------------   ---------------   --------------      ----------
   2001 event total                              19,036              332             (667)            (553)          18,148

1998 Event
----------
Continuing Operations
Occupancy                                         6,958              108               268            (897)           6,437
Severance                                         1,000                -                 -             (50)             950

Discontinued Operations
Occupancy                                         1,093               19               (8)            (183)             921
                                        ---------------   --------------   ---------------   --------------      ----------
   1998 event total                               9,051              127               260          (1,130)           8,308

                                        ---------------   --------------   ---------------   --------------      ----------
   Fiscal 2008 total                    $        31,004   $          474   $         (498)   $      (1,904)      $   29,076
                                        ===============   ==============   ===============   ==============      ==========

                                                                            Fiscal 2007
                                        ------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/24/2007      Accretion (1)    Adjustments(2)   Utilization(3)       2/23/2008
                                        ---------------   ---------------  ---------------   ---------------  --------------
2005 Event
----------
Continuing Operations
Occupancy                               $         1,453   $           51   $           200   $        (473)      $    1,231
Severance                                           876                -             2,366          (1,556)           1,686

Discontinued Operations
Occupancy                                         3,997               92           (3,197)            (892)               -
                                        ---------------   --------------   ---------------   --------------      ----------
   2005 event total                               6,326              143             (631)          (2,921)           2,917

2001 Event
----------
Continuing Operations
Occupancy                                         7,338              401                10            (994)           6,755

Discontinued Operations
Occupancy                                        13,248              747                 -          (1,714)          12,281
                                        ---------------   --------------   ---------------   --------------      ----------
   2001 event total                              20,586            1,148                10          (2,708)          19,036

1998 Event
----------
Continuing Operations
Occupancy                                         9,438              429             (351)          (2,558)           6,958
Severance                                         1,210                -                 -            (210)           1,000

Discontinued Operations
Occupancy                                         1,598               79                 -            (584)           1,093
   1998 event total                              12,246              508             (351)          (3,352)           9,051

                                        ---------------   --------------   ---------------   --------------      ----------
   Fiscal 2007 total                    $        39,158   $        1,799   $         (972)   $      (8,981)      $   31,004
                                        ===============   ==============   ===============   ==============      ==========


     (1) Represents the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued operations" for discontinued operations on our Consolidated Statements of Operations.

     (2) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued operations" as noted for discontinued operations on our Consolidated Statements of Operations.

         For the 16 weeks ended June 14, 2008
         ------------------------------------
         For the 16 weeks ended June 14, 2008, we recorded adjustments for a reduction in occupancy related costs of $0.1 million and $0.7 million for the 2005 event and the 2001 event, respectively, due to changes in our estimation of such future costs. We also recorded an adjustment for additional occupancy related costs of $0.3 million for the 1998 event due to changes in our estimation of such future costs.

         Fiscal 2007
         -----------
         During fiscal 2007, adjustments to occupancy costs related to changes in our estimation of such future costs. We recorded additions to severance of $2.4 million for the 2005 event for health and welfare benefits for warehouse retirees of $1.7 million and pension withdrawal costs of $0.7 million.

     (3) Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                   2005             2001             1998

                                                  Event            Event             Event             Total
                                              --------------   -------------   ----------------    -------------
Total severance payments made to date         $    48,142       $   28,205     $      30,514       $  106,861
Expected future severance payments                  1,477                -               950            2,427
   Total severance payments expected          -----------       ----------     -------------       ----------
      to be incurred                               49,619           28,205            31,464          109,288
                                              -----------       ----------     -------------       ----------

Total occupancy payments made to date              13,789           59,573           113,025          186,387
Expected future occupancy payments,
   excluding interest accretion                     1,143           18,148             7,358           26,649
   Total occupancy payments expected
      to be incurred, excluding interest      -----------       ----------     -------------       ----------
       accretion                                   14,932           77,721           120,383          213,036
                                              -----------       ----------     -------------       ----------

Total severance and occupancy
   payments made to date                      $    61,931       $   87,778     $     143,539       $  293,248
Expected future severance and
   occupancy payments, excluding
   interest accretion                               2,620           18,148             8,308           29,076
   Total severance and occupancy
      payments expected to be incurred,       -----------       ----------     -------------       ----------
       excluding interest accretion           $    64,551       $  105,926     $     151,847       $  322,324
                                              ===========       ==========     =============       ==========

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2005, 2001 and 1998 events are 2021, 2022 and 2020, respectively.


Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                    June 14, 2008
                                        ---------------------------------------------------------------------
                                              2005             2001            1998
                                              Event            Event           Event            Total
                                        ---------------   ---------------  -------------   ----------------
Other accruals                          $           404   $        2,760   $       2,797   $       5,961
Other non-current liabilities           $         2,216   $       15,388   $       5,511   $      23,115

                                                                 February 23, 2008
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           434   $        2,754   $         2,827   $       6,015
Other non-current liabilities           $         2,483   $       16,282   $         6,224   $      24,989

We evaluated the reserve balances as of June 14, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

10.   Indebtedness and Other Financial Liabilities

Series A and B Warrants
-----------------------
As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,965,858 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants, respectively. The number of warrants issued was computed based on the conversion factor of 0.46296. The Series A warrants were exercisable at $18.36 and expired on June 9, 2008 and the Series B warrants are exercisable at $32.40 and expire on June 9, 2015. These warrants were originally valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P common stock on November 30, 2007, the last trading day before the transaction closing date. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require A&P to purchase A&P stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, A&P does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of A&P shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on A&P's current stock price.

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares.

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008, is a loss of $1.2 million for the Series A warrants through the settlement date of May 7, 2008 and a gain of $27.1 million for the Series B warrants market value adjustment. The value of the Series B warrants were $79.0 million as of June 14, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model:

                                                             Series B
                                                          ---------------
         Expected life                                      7.0 years
         Volatility                                           51.8%
         Dividend yield range                                  0%
         Risk-free interest rate range                         3.95%

Public Debt Obligations
-----------------------
On December 18, 2007, we completed a public offering and issued $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012. The 2011 notes are not redeemable at our option at any time. The 2012 notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 2011 notes is $36.40 representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 2012 notes is $37.80 representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash. Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long term liability. The portion of the conversion features for which there are not shares available for settlement of conversions is marked to market each balance sheet date. During the 16 weeks ended June 14, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% and 6.75% convertible senior notes was $11.1 million and $5.1 million, respectively. Based on an increase in available shares primarily due to the exercise of our Series A warrants, $3.6 million and $14.7 million for the conversion features of the 5.125% and 6.75% convertible senior notes, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. The fair value of the conversion features classified as a liability as of June 14, 2008 was $8.5 million and nil for the 5.125% and 6.75% convertible notes, respectively. The following assumptions and estimates were used in the Black-Scholes model:

                                                         For the 16 weeks
                                                              ended
                                                           June 14, 2008
                                                       ---------------------
         Expected life                                 3.0 years - 4.5 years
         Volatility                                          33.0%
         Dividend yield range                                  0%
         Risk-free interest rate range                     3.38% - 3.73%

Financing Warrants
------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date our Company did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants are accounted for as freestanding derivatives, required to be settled in cash until sufficient shares are available and are recorded as a long-term liability in the Consolidated Balance Sheet. The financing warrants are marked to market each reporting period utilizing the Black-Scholes option pricing model and are valued at $24.7 million as of June 14, 2008. During the 16 weeks ended June 14, 2008, we recorded a gain of $6.5 million included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                              For the 16 weeks
                                                   ended
                                               June 14, 2008
                                            ---------------------
       Expected life                        3.3 years - 4.8 years
       Volatility                                   33.0%
       Dividend yield range                           0%
       Risk-free interest rate range            3.38% - 3.73%

11.  Interest Expense

Interest expense is comprised of the following:

                                                                                          For the 16 Weeks Ended
                                                                                    ---------------------------------
                                                                                        June 14,         June 16,
                                                                                          2008             2007
                                                                                    ---------------  ----------------
       Credit Agreement                                                               $     3,414       $       910
       7.75% Notes, due April 15, 2007                                                          -               342
       9.125% Senior Notes, due December 15, 2011                                             360               360
       5.125% Convertible Senior Notes, due June 15, 2011                                   2,595                 -
       6.750% Convertible Senior Notes, due December 15, 2012                               5,282                 -
       9.375% Notes, due August 1, 2039                                                     5,753             5,753
       Capital Lease Obligations and Real Estate Liabilities                               17,079            10,240
       Amortization of Deferred Financing Fees and Discounts                                5,852               293
       Other                                                                                5,614             1,815
                                                                                      -----------       -----------
         Total                                                                        $    45,949       $    19,713
                                                                                      ===========       ===========

12.  Retirement Plans and Benefits

Defined Benefit Plans
We provide retirement benefits to certain non-union and union employees under various defined benefit plans. Our defined benefit pension plans are non-contributory and benefits under these plans are generally determined based upon years of service and, for salaried employees, compensation. We fund these plans in amounts consistent with the statutory funding requirements. We use our fiscal year end as the measurement date. The components of net pension cost were as follows:

                                                                            For the 16 Weeks Ended
                                                                       --------------------------------
                                                                          June 14,           June 16,
                                                                           2008                2007
                                                                       -----------           ---------
Service cost                                                              $  1,534           $  1,515
Interest cost                                                                7,590              3,734
Expected return on plan assets                                              (9,066)            (4,041)
Amortization of unrecognized net prior service cost                             74                 79
Amortization of unrecognized net loss                                           36                 30
Administrative expenses and other                                                -                  -
                                                                          --------           --------
     Net pension cost                                                     $    168           $  1,317
                                                                          ========           ========

Contributions
We previously disclosed in our consolidated financial statements for the year ended February 23, 2008, that we expected to contribute $4.5 million in cash to our defined benefit plans in fiscal 2008. As of June 14, 2008, we contributed approximately $2.2 million to our defined benefit plans. We plan to contribute approximately $2.3 million to our plans during the remainder of fiscal 2008.

Postretirement Benefits
We provide postretirement health care and life insurance benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use our fiscal year end as the measurement date for our postretirement benefits. The components of net postretirement benefits cost (income) were as follows:

                                                                            For the 16 Weeks Ended
                                                                       --------------------------------
                                                                          June 14,           June 16,
                                                                           2008                2007
                                                                       ------------       -------------
Service cost                                                              $    312           $    100
Interest cost                                                                  705                324
Amortization of gain                                                             -               (140)
Prior service credit                                                          (414)              (415)
                                                                          ---------          ---------
     Net postretirement benefits cost (income)                            $    603           $   (131)
                                                                          ========           =========


13.   Stock Based Compensation

During the first quarter of fiscal 2008, compensation expense related to share-based incentive plans was $4.9 million, after tax, compared to $2.9 million, after tax, during the first quarter of fiscal 2007. Included in share-based compensation expense recorded during the first quarter of fiscal 2008 and fiscal 2007 was $0.6 million and $0.2 million, respectively, related to expensing of stock options, $4.1 million and $2.5 million, respectively, relating to expensing of restricted stock, and $0.2 million and $0.2 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders.

At June 14, 2008, we had two stock-based compensation plans, the 1998 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2007 Annual Report on Form 10-K.

Stock options
-------------

The following is a summary of the stock option activity during the first quarter ended June 14, 2008:

                                                                                               Weighted
                                                                              Weighted          Average
                                                                               Average         Remaining          Aggregate
                                                                              Exercise        Contractual         Intrinsic
                                                             Shares             Price        Term (years)          Value
                                                          -------------    -------------     ------------     -------------

         Outstanding at February 23, 2008                     1,827,529    $    24.21
             Granted                                            128,434         26.07
             Canceled or expired                                (40,863)        30.74
             Exercised                                         (104,536)        20.81
                                                          --------------   ----------
         Outstanding at June 14, 2008                         1,810,564    $    24.39                  3.7    $         7.3
                                                          =============    ==========        =============    =============

         Exercisable at:
             June 14, 2008                                    1,582,485    $    23.88                  3.0    $         7.3
                                                                                             =============    =============
         Nonvested at:
             June 14, 2008                                      228,079    $    27.94                  9.1    $          -
                                                                                             =============    =============

Fair values for each stock option grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place for grants that occurred during the 16 weeks ended June 14, 2008 and June 16, 2007:

                                                 16 weeks ended          16 weeks ended
                                                  June 14, 2008           June 16, 2007
                                               ------------------      -----------------
                  Expected life                      7 years                 7 years
                  Volatility                            52%                 54% - 55%
                  Risk-free interest rate              2.96%              4.46% - 4.57%

The weighted average grant date fair value of stock options granted during the first quarter ended June 14, 2008 and June 16, 2007 was $14.64 and $19.47, respectively.

As of June 14, 2008, approximately $2.8 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 3.1 years.

The total intrinsic value of options exercised during the first quarter ended June 14, 2008 and June 14, 2007 was $0.5 million and $4.9 million, respectively.

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2008 was approximately $2.2 million.

Performance Restricted Stock Units
----------------------------------

The following is a summary of the performance restricted stock units activity during the first quarter ended June 14, 2008:

                                                                              Weighted
                                                                               Average
                                                                             Grant Date
                                                             Shares          Fair Value
                                                          --------------  --------------
         Nonvested at February 23, 2008                       1,905,427    $    22.60
             Granted                                            424,782         26.07
             Canceled or expired                                (29,536)        27.32
             Vested                                            (435,600)        12.47
                                                          --------------   -------------
         Nonvested at June 14, 2008                           1,865,073    $    25.68
                                                          =============    =============

Performance restricted stock units are granted at the fair market value of the Company's common stock at the date of grant, adjusted by an estimated forfeiture rate.

During the first quarter of fiscal 2008, fifty percent of our performance restricted units granted in fiscal 2005, vested on February 24, 2008 (the first day of our fiscal year) and the remaining fifty percent will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. No units vested under our 2006 and 2007 grants during the first quarter of fiscal 2008.

The total fair value of shares vested during the first quarter ended June 14, 2008 was $12.1 million. No shares vested during the first quarter ended June 16, 2007.

Performance restricted stock units issued during fiscal 2008 are earned based on our Company achieving certain operating targets in fiscal 2010 and are 100% vested in fiscal 2010, respectively, upon achievement of those targets.

During the first quarter of fiscal 2008 and fiscal 2007, our Company granted 424,782 shares and 488,746 shares of performance restricted stock units to selected employees, respectively, for a total grant date fair value of $11.1 million and $16.2 million, respectively. Approximately $24.4 million of unrecognized fair value compensation expense relating to these performance restricted stock units, and those issued in the previous year are expected to be recognized through fiscal 2011 based on estimates of attaining vesting criteria.


14.  Income Taxes

The income tax provisions recorded for the 16 weeks ended June 14, 2008 and June 16, 2007 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset to zero. For the 16 weeks ended June 14, 2008, the valuation allowance increased by $46.2 million to reflect the increase in deferred income tax assets recorded relating to the purchase price allocation adjustment discussed in Note 3 - Acquisition of Pathmark Stores, Inc., as well as the generation of additional net operating losses. For the 16 weeks ended June 16, 2007, the valuation allowance decreased by $7.0 million. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

As of June 14, 2008, there have been no material changes to the Company's uncertain tax positions disclosures as discussed in Note 11 of the Company's Fiscal 2007 Annual Report on Form 10-K. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

For the 16 weeks ended June 14, 2008 and June 16, 2007, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of June 14, 2008, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2006 tax years as well.

The effective tax rate on continuing operations of 26.9% for the 16 weeks ended June 14, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

The effective tax rate on continuing operations of 4.9% for the 16 weeks ended June 16, 2007 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes and a reduction of our valuation allowance as a result of taxes provided on other comprehensive income and cumulative translation adjustments.

As of June 14, 2008 we had $406.0 million in federal NOL carryforwards that expire beginning in 2023, some of which are subject to an annual limitation. Management believes such limitations will not have a material impact on the Company's ability to utilize such losses.

At June 14, 2008 and February 23, 2008, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $54.4 million and $64.8 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $48.4 million and $38.0 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $156.3 million and $156.3 million, respectively.


15.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

In the fourth quarter of 2007, we acquired Pathmark and we revised our reporting segments to be consistent with the manner in which our chief operating decision maker currently manages the business. Accordingly during the first quarter ended June 14, 2008, we operated under seven reportable segments: North, Central, South, Pathmark, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Food Basics and Liquor businesses. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the first quarter of fiscal 2007. The criteria necessary to classify the Midwest and Greater New Orleans areas as discontinued have been satisfied and these operations have been reclassified as such in our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 and June 16, 2007. Refer to Note 8 - Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2007 Annual Report. We measure segment performance based upon segment income (loss). Reconciling amounts between segment income (loss) and income (loss) from operations include corporate-level activity not specifically attributed to a segment, which includes 1) the purchase of all merchandise (including the design and production of private label merchandise sold in our retail stores), 2) real estate management and 3) information technology, finance and other corporate administrative personnel, as well as, other reconciling items primarily attributed to nonrecurring activities.

Assets and capital expenditures are not allocated to segments for internal reporting presentations.

Interim information on segments is as follows:

                                                               For the 16 weeks ended June 14, 2008
                                        -------------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   ---------------  ---------------
Sales by Category                       $     2,035,849   $      549,755   $       337,061   $           -    $     2,922,665
                                        ===============   ==============   ===============   ==============   ===============

                                                               For the 16 weeks ended June 16, 2007
                                        -------------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   ---------------  ---------------
Sales by Category                       $     1,116,336   $      328,233   $       229,845   $       4,755    $     1,679,169
                                        ===============   ==============   ===============   ==============   ===============


(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.
(2) The meat category includes meat, deli, bakery and seafood.
(3) The produce category includes produce and floral.
(4) Other includes sales from an information technology services agreement with Metro, Inc.

                                                                               For the 16 weeks ended
                                                                  -------------------------------------------------
                                                                       June 14, 2008              June 16, 2007
                                                                  ----------------------     ----------------------
Sales
    North                                                         $            596,220       $           584,835
    Central                                                                    407,241                   432,793
    South                                                                      496,916                   500,794
    Pathmark                                                                 1,254,195                         -
    Gourmet                                                                     94,479                    88,183
    Other                                                                       73,614                    67,809
    Investment in Metro, Inc.                                                        -                     4,755
                                                                  ----------------------     ----------------------
Total sales                                                       $          2,922,665       $         1,679,169
                                                                  ======================     ======================

Segment income (loss)
    North                                                         $             28,571       $            27,951
    Central                                                                      5,879                     6,549
    South                                                                       (3,689)                   (5,877)
    Pathmark                                                                    25,734                         -
    Gourmet                                                                      7,709                     5,728
    Other                                                                          446                    (1,301)
                                                                  ----------------------     ----------------------
Total segment income                                                            64,650                    33,050
    Corporate                                                                  (48,463)                  (41,319)
    Reconciling items *                                                        (14,096)                    1,895
                                                                  ----------------------     ----------------------
Income (loss) from operations                                                    2,091                    (6,374)
    Loss on sale of Canadian operations                                              -                      (281)
    Gain on sale of Metro, Inc.                                                      -                    78,388
    Nonoperating income                                                         48,597                         -
    Interest expense                                                           (45,949)                  (19,713)
    Interest and dividend income                                                   410                     4,666
    Equity earnings in Metro, Inc.                                                   -                     7,869
                                                                  ----------------------     ----------------------
Income from continuing operations before income taxes             $              5,149       $            64,555
                                                                  ======================     ======================

                                                                               For the 16 weeks ended
                                                                  -------------------------------------------------
                                                                       June 14, 2008              June 16, 2007
                                                                  ----------------------     ----------------------
Segment depreciation and amortization - continuing operations
    North                                                         $             11,000       $            11,451
    Central                                                                      8,688                     9,317
    South                                                                        9,526                    10,558
    Pathmark                                                                    29,379                         -
    Gourmet                                                                      3,404                     3,187
    Other                                                                        1,129                     1,304
                                                                  ----------------------     ----------------------
Total segment depreciation and amortization - continuing                        63,126                    35,817
    operations
    Corporate                                                                   16,901                    11,895
                                                                  ----------------------     ----------------------
Total depreciation and amortization - continuing operations                     80,027                    47,712
    Discontinued operations                                                          -                     8,637
                                                                  ----------------------     ----------------------
Total company depreciation and amortization                       $             80,027       $            56,349
                                                                  ======================     ======================

* Reconciling items which are not included in segment income (loss) include LIFO reserve adjustment, stock awards expense, restructuring events, real-estate related activity, integration costs and other nonrecurring adjustments.

16.  Investment in Metro, Inc.

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

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the first quarter ended June 16, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the first quarter ended June 16, 2007.

Metro, Inc.'s summarized financial information, derived from its unaudited second quarter ended March 17, 2007 financial statements, is as follows (in millions):

                                                                       12 Weeks Ended
                                                                       March 17, 2007
                                                                       --------------
                Income statement:
                Net sales                                              $     2,096.5
                                                                       =============
                Cost of sales and operating expenses                   $     1,967.1
                                                                       =============
                Net income                                             $        55.0
                                                                       =============

17.  Commitments and Contingencies

Lease Assignment
----------------
On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS"). Pursuant to the terms of the agreement, Pathmark was to receive $87 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease. CPS deposited $6 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement. The assignment of the lease was scheduled to close on December 28, 2007. On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS's notice of termination as we believe CPS's position is without merit. Because we are challenging the validity of CPS's December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007. CPS's breach, if proven, would entitle us to keep the escrow. Both parties have taken legal action to obtain the $6 million deposit held in escrow.

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc ("Defendants")
-----------------------------------------------------------------------------
On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum's alleging violations of the overtime provisions of the New York Labor Law. Three named plaintiffs, Benedetto Lamarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2008 and fiscal 2007.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2008 to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 16 weeks ended June 14, 2008 compared to the 16 weeks ended June 16, 2007; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 14, 2008 and June 16, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2007 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 446 stores as of June 14, 2008.

For the 16 weeks ended June 14, 2008, we operated in seven reportable segments:
North, Central, South, Pathmark, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Discount and Liquor businesses. Our investment in Metro, Inc. represents our economic interest in Metro, Inc. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued were satisfied in fiscal 2007 and these operations have been reclassified as such in our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 and June 16, 2007.


RECENT ANNOUNCEMENTS
--------------------
On March 7, 2008, our Company entered into a definitive agreement with C&S Wholesale Grocers, Inc. ("C&S") whereby C&S will provide warehousing, logistics, procurement and purchasing services (the "Services") in support of the Company's entire supply chain. This agreement replaces and supersedes three (3) separate wholesale supply agreements under which the parties have been operating. The term of the agreement is ten and one-half (10-1/2) years, which includes a six-month "ramp-up" period during which the parties will transition to the new contractual terms and conditions. The agreement provides that the actual costs of performing the services shall be reimbursed to C&S on an "open-book" or "cost-plus" basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company's stores, as well as the parties' respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon A&P's cost savings and increases in retail sales volume.

On May 7, 2008, the 4,657,378 Series A warrants, scheduled to expire on June 9, 2008, were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. Our Company opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares.

OPERATING RESULTS
-----------------
A&P's transformation and operating improvement continued moving forward in the first quarter of fiscal 2008. In addition, ongoing strategic, operating, merchandising, store development and cost control initiatives remained underway.

Our Company concentrated on effectively completing the comprehensive Pathmark integration plan, as many of the milestones set thus far were achieved. The integration provides our Company with the lead market share position in the Northeast, while also significantly increasing the combined Company's share in the greater Philadelphia area. Additionally, events to achieve a significant portion of the anticipated $150 million integration synergies have been finalized.

In late June, our Company announced another critical phase in our strategic transformation mission. As part of our long-standing commitment to improve market share, sales and sustainable profitability, the majority of SuperFresh store locations in the Philadelphia market will be converted to the recently premiered Price Impact format under the Pathmark Sav-A-Center banner. These conversions will take place over the next year and focus on providing customers with an improved value proposition and a one-stop-shopping experience. As such, the majority of the format conversions in this area will be to the new Pathmark Sav-A-Center Price Impact format. Further, the existing Pathmark stores in this market will also be upgraded to the new Price Impact format. A number of SuperFresh locations will remain and retain the Fresh format with significant upgrades.

With integration of Pathmark completed and conversion plans underway in the Greater Philadelphia market, A&P now has:

     o Decisive market share leadership in metropolitan New York and New Jersey, and an improved outlook for the greater share in our Philadelphia markets.

     o A comprehensive plan in place to achieve all identified synergy savings through consolidation of the Pathmark business.

     o    An improved cost model and solid financial and investment platform.

Alongside the conclusion of the strategic transformation, we maintained the ongoing improvement of operating and merchandising execution, which combined with the growing impact of our new Fresh remodels, to drive continued, strong year-over-year sales improvement in our Company's Northeast operations.

Accordingly, ongoing improvement from core operations was driven by the continued sales improvement in those markets, more consistent operating discipline and cost controls, and positive results in our Discount operations.

During the first quarter, we completed the remodel of A&P Fresh in Holmdel, New Jersey to the updated Fresh format, and began remodeling additional stores. We continue to experience increased volume and customer traffic in our remodeled stores, especially in our Fresh categories.

Our Company also debuted the new Price Impact format in our Irvington and Edison Pathmark's with much positive feedback. Both stores have shown significant increased sales and customer traffic.

The Discount operations again returned sound results, as they provided customers in certain markets with an excellent value alternative. In combination with the mainstream Fresh stores and Gourmet concept that continued to evolve in New York, this development stream continues to advance the multi-tier marketing strategy initiated in 2005.

In summary, strategic accomplishments for the last quarter include the following:

     o    Debuted the new Price Impact format in two Pathmark locations

     o    Completed one Fresh remodel

     o    Continued strong sales trends in core Northeast operating markets

     o    Maintained earnings momentum in our Northeast operations

     o    Improved Pathmark sales trends

     o    Improved contribution from Discount and Gourmet operations.

     o    Completed comprehensive Pathmark integration strategy

OUTLOOK
-------
Management's objectives for the remainder of fiscal 2008 are to progress further toward operating profitability in the existing core Northeast business by: continuing operating and merchandising improvements behind established strategies; maintaining cost control and reduction disciplines throughout the business; and ensuring the continuity of Pathmark store operations, with emphasis on customer communication and retention.

Chief among the pre-existing corporate and retail strategies in place are the ongoing improvement of merchandising and operating performance, the execution of capital improvement projects for maximum return, and general adherence to cost control disciplines.

Key elements are:

     o Continue development of merchandising, promotion and pricing strategies to drive profitable sales growth.

     o Execute core market capital plan for conversion of conventional locations to fresh, price impact or discount formats, continue to drive gourmet format development.

     o    Ongoing disposition of closed store leaseholds.

The comprehensive plan for the integration of Pathmark operations is designed to achieve:

     o    Continuity of all retail operations during integration process.

     o Effective execution of the new price impact format in designated locations.

     o Achievement of significant synergies identified as result of merging the two businesses.

     o Consumer communication regarding the continuation of both the A&P-operated and Pathmark banners and store formats, and related marketing and promotional efforts.

Overall, we will continue to reflect both continuity and change, as management focuses on sustaining the improvement of our operations - and executing a seamless transition of Pathmark operations into the Company, to maintain retail continuity and ensure the capture of all identified financial synergies as scheduled within the first 18 to 24 months of the acquisition.

Various factors could cause us to fail to achieve these goals. These include, among others, the following:

o Our retail food business and the grocery retailing industry continues to experience fierce competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. Price-based competition has also, from time to time, adversely affected our operating margins. Competitors' greater financial strengths enable them to participate in aggressive pricing strategies selling inventory below costs to drive overall increased sales. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

o Our in-store pharmacy business is also subject to intense competition. In particular, an adverse trend for drug retailing has been significant growth in mail-order and internet-based prescription processors. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products. In addition, the conversion of various prescription drugs to over-the-counter medications, the withdrawal of certain drugs from the market and changes in third party reimbursement levels for prescription drugs, including changes in Medicare Part D or state Medicaid programs, may have a material adverse effect on our business. Failure to properly adhere to Federal, State and local government rules and regulations, applicable Medicare and Medicaid regulations could result in the imposition of civil as well as criminal penalties.

o The retail food and food distribution industries, and the operation of our businesses, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as (i.) food price deflation or inflation, (ii.) softness in local and national economies, (iii.) increases in commodity prices, (iv.) the availability of favorable credit and trade terms, (v.) changes in business plans, operations, results and prospects, (vi.) potential delays in the development, construction or start-up of planned projects, and (vii.) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business.

o Acts of war, threats of terror, acts of terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending as well as customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

o We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying products in our stores. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

o Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statues, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been de minimis. Although we believe that we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

o Our capital expenditures could differ from our estimate if development and remodel costs vary from those budgeted, or if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores.

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

o The majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have several contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

o The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.

o Our Company is currently required to acquire a majority of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

o We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our earnings.

o The success of the merger with Pathmark will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of A&P and Pathmark, including, anticipated annual integration synergies within two years, through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. These integration matters could have a material adverse effect on our business.

o Following the closing of the acquisition of Pathmark, Tengelmann, A&P's former majority stockholder, owned beneficially and of record a substantial percentage of our common stock on a fully diluted basis. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of stockholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to other stockholder interests.

o Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations. Our indebtedness could make it more difficult for us to satisfy our obligations, which could in turn result in an event of default on our obligations, require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and place us at a competitive disadvantage compared to certain competitors that have proportionately less debt. Our New Credit Agreement ("Credit Agreement") contains restrictive covenants customary for facilities of that type which limit our ability to incur additional debt, pay dividends, grant additional liens, make investments and take other actions. These restrictions may limit our flexibility to undertake future financings and take other actions. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all. In addition, our Credit Agreement bears interest at a variable rate. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

o We are the primary obligor for a significant amount of closed stores and warehouses under long-term leases. Our ability to sublet or assign these leases depends on the economic conditions of the real estate markets in which these leases are located. We have estimated our obligation under these leases, net of expected subleases and we have reserved for them, where appropriate. Unexpected changes in the marketplace or with individual sublessors could result in an adverse effect on our cash flow and earnings.

o Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. We may not be able to recover these rising utility and fuel costs through increased prices charged to our customers. Our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs; including plastic bags for example.

o We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, we are prohibited from selling beer and wine in certain of our stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with these laws could reduce the revenue and profitability of our supermarkets and could otherwise adversely affect our business, financial condition or results of operations. In addition, any changes in these laws or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

o We have large, complex information technology systems that are important to business operations. We could encounter difficulties developing new systems and encounter difficulties maintaining, upgrading or securing our existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.

o Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders' interest. Issuance of such preferred stock could adversely affect the price of our common stock.

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

16 WEEKS ENDED JUNE 14, 2008 COMPARED TO THE 16 WEEKS ENDED JUNE 16, 2007
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2008 were $2,922.7 million, compared with $1,679.2 million in the first quarter of fiscal 2007 due primarily to the acquisition of Pathmark; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 3.2%. Income from continuing operations decreased from $61.4 million for the first quarter of fiscal 2007 to $3.8 million for the first quarter of fiscal 2008 primarily due to the absence of the gain on sale of Metro, Inc. of $78.4 million. Loss from discontinued operations of $126.5 million for the first quarter of fiscal 2007 decreased to a loss from discontinued operations of $1.5 million for the first quarter of fiscal 2008 due to the absence of the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net income per share - basic for the first quarter of fiscal 2008 was $0.05 and net loss per share - diluted for the first quarter of fiscal 2008 was $0.51, compared to net loss per share - basic & diluted of $1.56 and $1.54, respectively, for the first quarter of fiscal 2007.

                                            16 Weeks             16 Weeks
                                              Ended                Ended           Favorable
                                          June 14, 2008        June 16, 2007      (Unfavorable)      % Change
                                         ---------------      ---------------    ---------------    ----------
Sales                                    $   2,922.7         $   1,679.2          $   1,243.5           74.1%
Increase in comparable store sales               3.2%                1.0%                  NA              NA
Income from continuing operations                3.8                61.4                (57.6)         (93.8%)
Loss from discontinued operations               (1.5)             (126.5)               125.0           98.8%
Net income (loss)                                2.2               (65.1)                67.3         >100.0%
Net income (loss) per share - basic              0.05               (1.56)                1.61        >100.0%
Net loss per share - diluted                    (0.51)              (1.54)                1.03          66.9%

Average weekly sales per supermarket were approximately $429,900 for the first quarter of fiscal 2008 versus $348,700 for the corresponding period of the prior year, an increase of 23.3% primarily due to the acquisition of Pathmark's larger supermarkets in the fourth quarter of fiscal 2007.

SALES
-----

                                                                                 For the 16 weeks ended
                                                                           ----------------------------------
                                                                            June 14, 2008      June 16, 2007
                                                                           --------------    ----------------
   North                                                                   $     596,220     $     584,835
   Central                                                                       407,241           432,793
   South                                                                         496,916           500,794
   Pathmark                                                                    1,254,195                 -
   Gourmet                                                                        94,479            88,183
   Other                                                                          73,614            67,809
   Investment in Metro, Inc.                                                           -             4,755
                                                                           ---------------   --------------
Total sales                                                                $   2,922,665     $   1,679,169
                                                                           ===============   ==============

Sales increased from $1,679.2 million for the 16 weeks ended June 16, 2007 to $2,922.7 million for the 16 weeks ended June 14, 2008 primarily due to the acquisition of Pathmark in the fourth quarter of fiscal 2007 contributing $1,254.2 million in sales as well as an increase in comparable stores sales of $48.1 million, offset by the absence of sales from store closures of $64.8 million. The increases in sales in our North and Gourmet segments of $11.4 million and $6.3 million, respectively, are primarily due to comparable store sales increases. Central sales decreased $25.6 million or 5.9% as a result of store closures from the beginning of the second quarter of fiscal 2007 through the first quarter of fiscal 2008. Sales in our South segment decreased by $3.9 million or 0.8%, which is primarily the result of store closures. The sales increase of $5.8 million, or 8.6%, in our Other segment, representing Discount and Liquor, is primarily due to an increase in comparable store sales driven by our remodel program and our acquisition of Best Cellars, offset partially by store closures. The decrease in sales of $4.8 million, or 100%, in our Metro Segment is due to the expiration of our information technology agreement with Metro, Inc. during fiscal 2007.


GROSS MARGIN
------------
Gross margin of $883.6 million decreased 92 basis points as a percentage of sales to 30.23% for the first quarter of fiscal 2008 from gross margin of $523.0 million or 31.15% for the first quarter of fiscal 2007 driven primarily by the inclusion of Pathmark in the first quarter of fiscal 2008 (64 basis points) and the expiration of our information technology agreement with Metro, Inc. (28 basis points.) Before considering the impact of the Pathmark acquisition, we achieved gross margin of $515.4 million or 30.89% as a percentage of sales in the first quarter of fiscal 2008 which is comparable to results from the first quarter of fiscal 2007, excluding the margin related to our information technology agreement with Metro, Inc.
The following table details the dollar impact of items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 (in millions):

                           Sales Volume         Gross Margin Rate           Total
                         ----------------       -----------------      ---------------
Total Company             $      387.3            $       (26.7)        $      360.6

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
The following table presents store operating, general and administrative expense ("SG&A"), in dollars and as a percentage of sales for the 16 weeks ended June 14, 2008 compared to the 16 weeks ended June 16, 2007. SG&A expense was $881.5 million or 30.16% for the first quarter of fiscal 2008 as compared to $529.4 million or 31.52% for the first quarter of fiscal 2007. The increase in SG&A was primarily related to the acquisition of Pathmark of $340.9 million.

Included in SG&A for the first quarter of fiscal 2008 were certain charges as follows:

o    net losses on real estate activity of $1.1 million (4 basis points); and
o    Pathmark acquisition related costs of $14.0 million (48 basis points).

Partially offset by:

o    Reversal of net restructuring activity of $0.2 million (1 basis point).

Included in SG&A for the first quarter of fiscal 2007 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.8 million (5 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers as discussed in Note 9 - Asset Disposition Initiatives;
o    net losses on real estate activity of $2.2 million (14 basis points); and
o    Pathmark acquisition related costs of $0.4 million (3 basis points).

Excluding the items listed above, SG&A as a percentage of sales decreased by 171 basis points during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 primarily due to the acquisition of Pathmark which contributed higher sales productivity.

During the 16 weeks ended June 14, 2008 and June 16, 2007, we recorded impairment losses on long-lived assets for impairments due to closure or conversion of stores in the normal course of business of $0.8 million and $0.5 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME
--------------

                                                   For the 16 weeks ended
                                            -----------------------------------
                                            June 14, 2008         June 16, 2007
                                            --------------        --------------
   North                                    $     28,571           $    27,951
   Central                                         5,879                 6,549
   South                                          (3,689)               (5,877)
   Pathmark                                       25,734                    --
   Gourmet                                         7,709                 5,728
   Other                                             446                (1,301)
                                            ------------           -----------
Total segment income                        $     64,650           $    33,050
                                            ============           ===========

Segment income increased $31.6 million from $33.1 million for the 16 weeks ended June 16, 2007 to $64.7 million for the 16 weeks ended June 14, 2008. First quarter of fiscal 2008 results include segment income of $25.7 million from the Pathmark business acquired in the fourth quarter of fiscal 2007. Our North segment experienced an increase in segment income of $0.6 million from a combination of increased sales of $11.4 million and decreased costs, mainly in labor and administration. Segment income declined $0.7 million in our Central segment as a result of a decrease in sales of $25.6 million due to the divestiture of 5 stores in fiscal 2007. Our South segment results improved from a Segment loss of $5.9 million during the first quarter of fiscal 2007 to a loss of $3.7 million in the fourth quarter of fiscal 2008. This improvement is primarily due to the closure of certain under performing stores. Segment income from our Gourmet business improved by $2.0 million primarily as a result of an improved gross margin rate partially offset by additional operating and administrative costs. The increase in segment income of $1.7 million in our Other segment, representing Discount and Liquor, is primarily due to improving sales and margin rates in both businesses. Refer to Note 15 - Operating Segments for further discussion of our reportable operating segments.


GAIN ON SALE OF METRO, INC.
---------------------------
During the first quarter of fiscal 2007, we sold 6,350,000 shares of our holding in Metro, Inc. resulting in a gain of $78.4 million. There were no such gains during the first quarter of fiscal 2008.


INTEREST EXPENSE
----------------
Interest expense of $45.9 million for the first quarter of fiscal 2008 increased from the prior year of $19.7 million due primarily to the higher level of indebtedness related to our acquisition of Pathmark including the issuance of $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012 resulting in an increase in interest expense of $11.6 million ($3.7 million of which were non-cash costs), increased borrowings on our Line of Credit and Credit Agreement of $5.7 million and an increase in interest expense related to Pathmark of $7.4 million primarily due to interest on capital leases.


NONOPERATING INCOME
-------------------
During the first quarter of fiscal 2008, we recorded $48.6 million in fair value adjustments for (i.) our Series A and Series B warrants acquired in connection with our purchase of Pathmark, (ii.) our conversion feature of the 5.125% convertible senior notes and the 6.75% convertible senior notes, and (iii.) our financing warrants recorded in connection with the issuance of our convertible senior notes. There were no such gains during the first quarter of fiscal 2007.

EQUITY IN EARNINGS OF METRO, INC.
---------------------------------
We used the equity method of accounting to account for our investment in Metro, Inc., through March 13, 2007, because we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 16 weeks ended June 16, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc.

During fiscal 2007, we sold all of our holdings in Metro, Inc. Thus, there were no such equity earnings during the first quarter ended June 14, 2008.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the first quarter of fiscal 2008 was $1.4 million compared to $3.1 million for the first quarter of fiscal 2007. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 26.9% for the 16 weeks ended June 14, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

The effective tax rate on continuing operations of 4.9% for the 16 weeks ended June 16, 2007 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes and a reduction of our valuation allowance as a result of taxes provided on other comprehensive income and cumulative translation adjustments.


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

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Our Company ceased sales operations in all stores as of July 7, 2007. Planned sale transactions for these stores have been completed.

On May 30, 2007, our Company announced advanced negotiation for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Our Company ceased sales operations in all stores not sold as of November 1, 2007. Planned sale transactions for these stores have been completed.

The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2008 of $4.2 million decreased from a loss from operations of discontinued businesses, net of tax, of $79.8 million for the first quarter of fiscal 2007 primarily due to a decrease in vacancy related costs that were recorded in the first quarter of fiscal 2007 due to the closure of stores in the Midwest and the Greater New Orleans area. The gain on disposal of discontinued operations, net of tax, for the first quarter of fiscal 2008 of $2.6 million relates to the sale of our Eight O'Clock Coffee business in fiscal 2003. This gain was a result of the settlement of a contingent note and the value and payment was based upon certain elements of the future performance of the Eight O'Clock Coffee business and was not originally recorded in the gain during fiscal 2003. The loss on disposal of discontinued operations, net of tax, for the first quarter of fiscal 2007 of $46.8 million is primarily due to impairment losses recorded on the property, plant and equipment in the Midwest and the Greater New Orleans area as we recorded the assets' fair market value based upon the proceeds received less costs to sell.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statement of Cash
Flows:

                                                                                     16 weeks ended
                                                                       -------------------------------------------
                                                                         June 14, 2008              June 16, 2007
                                                                       -----------------         -----------------
Net cash (used in) provided by operating activities                    $        (5,415)           $         27,631
                                                                       -----------------         -----------------

Net cash (used in) provided by investing activities                    $       (25,670)          $         32,900
                                                                       -----------------         -----------------

Net cash provided by (used in) by financing activities                 $        59,409           $        (52,530)
                                                                       -----------------         -----------------

Net cash used in operating activities of $5.4 million for the 16 weeks ended June 14, 2008 primarily reflected our net income of $2.2 million, adjusted for non-cash charges for (i.) depreciation and amortization of $80.0 million, (ii.) other share based awards of $4.8 million, partially offset by, (iii.) the reversal of charges related to our asset disposition initiatives of $1.8 million, (iv.) gain on disposal of discontinued operations of $2.6 million, and (v.) nonoperating income related to marked to market adjustments for financial instruments of $48.6 million. Further, cash was provided by an increase in accounts payable of $47.0 million mainly due to the timing of payments partially offset by a decrease in prepaid expenses and other current assets of $14.7 million, an increase in other assets of $6.4 million, a decrease in accrued salaries, wages and benefits, and taxes of $27.6 million, a decrease in other non-current liabilities of $35.9 million primarily due to payments on closed locations. Refer to Working Capital below for discussion of changes in working capital items. Net cash provided by operating activities of $27.6 million for the 16 weeks ended June 16, 2007 primarily reflected our net loss of $65.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $56.3 million, and (ii.) losses on the disposal of owned property of $1.2 million, (iii.) loss on disposal of discontinued operations, primarily related to our Midwest operations, of $46.8 million, partially offset by (iv.) our equity in earnings of Metro, Inc. of $7.9 million, and (v.) the gain on sale of shares of Metro, Inc. of $78.4 million. Further, cash was provided by a decrease in accounts receivable of $27.9 million, a decrease in inventories of $29.0 million partially offset by an increase in prepaid expenses and other current assets of $7.2 million, an increase in other assets of $8.4 million, a decrease in accounts payable of $11.9 million and a decrease in other accruals of $6.8 million mainly due to timing of payments.

Net cash used in investing activities of $25.7 million for the 16 weeks ended June 14, 2008 primarily reflected property expenditures totaling $29.7 million, which included 1 major remodel, 1 major enlargement and 3 minor remodels partially offset by proceeds from disposal of property of $3.1 million. For fiscal 2008, we have planned capital expenditures of approximately $200 million, which relate primarily to enlarging or remodeling supermarkets and converting supermarkets to more optimal formats. Net cash provided by investing activities of $32.9 million for the 16 weeks ended June 16, 2007 primarily reflected cash received from the sale of shares of Metro, Inc. of $203.5 million, and net sales of marketable securities of $20.4 million partially offset by an increase in restricted cash of $142.9 million and property expenditures totaling $50.9 million, which included 2 new supermarkets, 4 major remodels and 3 minor remodels.

Net cash provided by financing activities of $59.4 million for the 16 weeks ended June 14, 2008 primarily reflected net proceeds under our revolving lines of credit of $81.1 million, net proceeds under line of credit of $5.5 million, an increase in book overdrafts of $17.2 million, partially offset by the settlement of Series A warrants of $45.7 million. Net cash used in financing activities of $52.5 million for the 16 weeks ended June 16, 2007 primarily reflected principal payments on long term borrowings of $31.9 million and net principal payments on revolving lines of credit of $30.0 million, partially offset by proceeds from the exercise of stock options of $5.6 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2008 at this time has been approved and we believe that our present cash resources, including invested cash on hand, available borrowings from our Credit Agreement and other sources, are sufficient to meet our needs.

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


WORKING CAPITAL
---------------
We had working capital of $149.1 million at June 14, 2008 compared to working capital of $117.1 million at February 23, 2008. We had cash and cash equivalents aggregating $129.1 million at June 14, 2008 compared to $100.7 million at February 23, 2008. The increase in working capital was attributable primarily to the following:

o An increase in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o A decrease in current portion of other financial liabilities due to the exercise of Series A warrants by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P., and
o A decrease in accrued salaries, wages and benefits primarily due to payments made in connection with our annual incentive programs.

Partially offset by the following:

o An increase in accounts payable (inclusive of book overdrafts) due to the timing of payments.

LINE OF CREDIT
--------------
On January 16, 2008, we entered into a secured line of credit agreement with Blue Ridge Investments, L.L.C. This agreement enables us to borrow funds on a revolving basis subject to invested cash balances. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. At June 14, 2008 and February 23, 2008, we had borrowings outstanding under this line of credit agreement of $17.2 million and $11.6 million, respectively. This agreement expires December 31, 2008. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. See Note 5 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, for further discussion on the Columbia Fund.

CREDIT AGREEMENT
----------------
On December 3, 2007, the 2005 Revolving Credit Agreement and Letter of Credit Agreement were refinanced pursuant to a new $675 million Credit Agreement ("Credit Agreement"), with Banc of America Securities LLC, Bank of America, N.A. Subject to borrowing base requirements, the Credit Agreement provides for a five-year term loan of $82.9 million and a five-year revolving credit facility of $592.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement includes a $100 million accordion feature which gives us the ability to increase commitments from $675 million to $775 million. The Credit Agreement is collateralized by all assets of the company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases. At June 14, 2008, there were $251.0 million of loans and $236.4 million in letters of credit outstanding under this agreement. As of June 14, 2008, after reducing availability for borrowing base requirements, we had $178.4 million available under the Credit Agreement.

On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitment was converted into a $50 million term loan tranche which was collateralized by certain real estate assets at an increased margin rate. This agreement expires in December 2012.

SERIES A AND SERIES B WARRANTS
------------------------------
As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,965,858 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants, respectively. The number of warrants issued was computed based on the conversion factor of 0.46296. The Series A warrants were exercisable at $18.36 and expired on June 9, 2008 and the Series B warrants are exercisable at $32.40 and expire on June 9, 2015. These warrants were originally valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P common stock on November 30, 2007, the last trading day before the transaction closing date. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require A&P to purchase A&P stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, A&P does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of A&P shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on A&P's current stock price.

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares.

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008, is a loss of $1.2 million for the Series A warrants through the settlement date of May 7, 2008 and a gain of $27.1 million for the Series B warrants market value adjustment. The value of the Series B warrants were $79.0 million as of June 14, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model:

                                                            Series B
                                                          ------------
         Expected life                                      7.0 years
         Volatility                                           51.8%
         Dividend yield range                                  0%
         Risk-free interest rate range                        3.95%

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $590.4 million at June 14, 2008 consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011, $142.4 million of 5.125% Convertible Senior Notes due June 15, 2011, $235.2 million of 6.75% Convertible Senior Notes due December 15, 2012 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 5.125% and 6.75% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

During the first quarter of fiscal 2007, the outstanding principal amount of our 7.75% Notes of $31.9 million due April 15, 2007 matured and was paid in full.

On December 18, 2007, we completed a public offering and issued $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012. The 2011 notes are not redeemable at our option at any time. The 2012 notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 2011 notes is $36.40 representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 2012 notes is $37.80 representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash. Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities", our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model, recorded as a long term liability. The portion of the conversion feature for which there are not available shares is marked to market each balance sheet date. During the 16 weeks ended June 14, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% and 6.75% convertible senior notes was $11.1 million and $5.1 million, respectively. The fair value of the conversion features classified as a liability as of June 14, 2008 was $8.5 million and nil for the 5.125% and 6.75% convertible notes, respectively. The following assumptions and estimates were used in the Black-Scholes model:

                                                 For the 16 weeks
                                                       ended
                                                   June 14, 2008
                                                ---------------------
         Expected life                          3.0 years - 4.5 years
         Volatility                                     33.0%
         Dividend yield range                             0%
         Risk-free interest rate range               3.38% - 3.73%

SHARE LENDING AGREEMENTS
------------------------
We have entered into share lending agreements, dated December 12, 2007, with certain financial institutions, under which we have agreed to loan up to 11,278,988 shares of our common stock (subject to certain adjustments set forth in the share lending agreements). These borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the stock lending agreement and a legal obstacle exists that prevents the Borrower from returning the shares, the Borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation.

These financial institutions will sell the "borrowed shares" to investors to facilitate hedging transactions relating to the issuance of our 5.125% and 6.75% Convertible Notes. Pursuant to these agreements, we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering. We did not receive any proceeds from the sale of the borrowed shares. We received a nominal lending fee from the financial institutions pursuant to the share lending agreements.

Any shares we loan will be issued and outstanding. Investors that purchase borrowed shares will be entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions will not have such rights pursuant to the share lending agreements. The obligation of the financial institutions to return the borrowed shares has been accounted for as a prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and dilutive earnings per share. On a net basis, this transaction will have no impact on earnings per share.

CALL OPTION AND FINANCING WARRANT
---------------------------------
Concurrent with our issuance of the convertible senior notes, we entered into call option and financing warrant transactions with financial institutions that are affiliates of the underwriters to reduce the potential dilution upon future conversion of the notes and to effectively increase the conversion price of the notes. The call options allow our Company to purchase common shares at $36.40 with respect to the 5.125% notes and $37.80 with respect to the 6.75% notes. These purchased shares would be used to satisfy the conversion of the convertible senior notes. The call options are accounted for as free standing derivatives and $73.5 million is recorded as equity in the Consolidated Balance Sheet. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date our Company did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants are accounted for as freestanding derivatives, required to be settled in cash until sufficient shares are available and are recorded as a long-term liability in the Consolidated Balance Sheet. The financing warrants are marked to market each reporting period utilizing the Black-Scholes option pricing model and are valued at $24.7 million as of June 14, 2008. During the 16 weeks ended June 14, 2008, we recorded a gain of $6.5 million included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                                   For the 16 weeks
                                                       ended
                                                   June 14, 2008
                                                ---------------------
         Expected life                          3.3 years - 4.8 years
         Volatility                                     33.0%
         Dividend yield range                             0%
         Risk-free interest rate range              3.38% - 3.73%

OTHER
-----
We are the guarantor of a loan of $1.3 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 14, 2008, 233 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $722.2 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with stable outlook with Moody's Investors Service ("Moody's") as of June 14, 2008. Our existing senior debt rating was B with positive outlook and was removed from CreditWatch with Standard & Poor's Ratings Group ("S&P") as of June 14, 2008. Also S&P assigned B- ratings to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012. Moody's assigned a Caa1 rating to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012.

Our liquidity rating was SGL3 with Moody's as of June 14, 2008. Our recovery rating was 5 with S&P as of June 14, 2008 indicating a modest expectation of 10%-30% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Long-Lived Assets
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. The value of the assets is determined based on estimates of future cash flows. Any impairment amounts are included in SG&A in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Closed Store and Closed Warehouse Reserves
For closed stores and warehouses that are under long-term leases, we adjust the charges originally accrued for these events for 1) interest accretion, 2) settlements on leases or sold properties, and 3) changes in estimates in future sublease rental assumptions. Net adjustments, all of which have been disclosed in the Notes to the Consolidated Financial Statements, for changes have been cumulatively approximately 5% from the date of inception, with the most significant adjustments being made prior to 2000. Adjustments are predominantly due to fluctuations in the real estate market from the time the original charges are incurred until the properties were actually settled.

As of June 14, 2008, we had recorded liabilities for estimated probable obligations of $187 million. Of this amount, $19 million relates to stores closed in the normal course of business, $27 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 9 of our Consolidated Financial Statements), and $141 million relates to stores closed as part of our discontinued operations (see Note 8 of our Consolidated Financial Statements). Due to the long-term nature of the lease commitments, it is possible that current accruals, which are based on estimates of vacancy costs and sublease income, will change in the future as economic conditions change in the real estate market; however, we are unable to estimate the impact of such changes at this time and the existing obligations are management's best estimate of these obligations at this time.

Conversion Feature, Financial Warrants, and Warrant Liability
We have issued several financial instruments which are recorded as liabilities in our financial statements and marked to market each reporting period using the Black-Scholes option pricing model. The value of these liabilities may change as a result of changes in A&P's stock price, the remaining time until maturity, and the current interest rate.

Employee Benefit Plans
The determination of our obligation and expense for pension and other postretirement benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions include the weighted average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on assets, increases or trends in health care cost, and certain employee related factors, such as turnover, retirement age and mortality.

The discount rate is determined by taking into account the actual pattern of maturity of the benefit obligations. To generate the year-end discount rate, a single rate is developed using a yield curve which is derived from multiple high quality corporate bonds, discounting each future year's projected cash flow, and determining the equivalent single discount rate. A discount rate of 5.75% was selected for the February 23, 2008 disclosures. We use independent actuaries to assist us in determining the discount rate assumption and measuring our plans' obligations.

The rate of compensation increase is determined based upon a scale of merit and promotional increases according to duration plus an economic increase per year.

Our long-term rate of return is developed by taking into account the target allocations contained in each plan's investment policy, as of the beginning of the year, and reflecting long term historical data, with greater weight given to recent years. Under this approach, separate analyses are performed to determine the expected long-term rate of inflation, real rates of return for each asset class, and the correlations among the returns for the various asset classes. We use independent actuaries to assist us in determining our long-term rate of return assumptions.

We believe that our current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may need to change some of our assumptions, and the resulting changes may materially affect our pension and other postretirement obligations in the Consolidated Balance Sheets and our future expense in the Consolidated Statement of Operations. Actual results that differ from our Company's assumptions are accumulated and amortized over future periods into the Consolidated Statement of Operations.

Inventories
We evaluate inventory shrinkage throughout the year based on actual physical counts and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date. Physical inventory counts are taken every period for fresh inventory, approximately twice per fiscal year on a staggered basis for the remaining merchandise inventory in stores, and annually for inventory in distribution centers and supplies. The average shrinkage rate resulting from the physical inventory counts is applied to the ending inventory balance in each store as of the balance sheet date to provide for estimated shrinkage from the date of the last physical inventory count for that location. Adjustments to the stock loss reserve based on physical inventories have not been material.

Income Taxes
As discussed in Note 14 of the Consolidated Financial Statements, our Company recorded a valuation allowance for the entire U.S. net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if our Company experiences improvement in our U.S. operations.

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

Our Company makes estimates of the potential liability based on its assessment of all potential tax exposures. In addition, we use factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these adjustments. The increase in our liabilities for unrecognized tax benefits as of the date of adoption of approximately $165 million was due mostly to our assessment of potential exposure concerning a deduction taken in the Company's fiscal 2005 federal income tax return. Despite the Company's belief that its tax return position is supportable, the Company believes that the position may not be fully sustained upon review by tax authorities. Such amount was adjusted to approximately $154 million in the fourth quarter of fiscal 2007 in connection with the Company's fiscal 2006 tax return to provision reconciliation. As we were in a full valuation allowance position, the approximate $11 million adjustment had no effect on the Company's earnings. In addition, the acquisition of Pathmark Stores Inc. increased this balance to the current $164 million. Our Consolidated Balance Sheet has been adjusted to reflect the liabilities for uncertain tax positions and deferred tax assets for net operating losses, since such losses are available to absorb the taxable income attributable to the unrecognized tax benefits. Thus, there was no impact on the Company's retained earnings resulting from the increase in the liability for unrecognized tax benefits.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on our Notes as of June 14, 2008 of $592.9 million because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit of $268.2 million due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2008 and fiscal 2007, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.6 million and $0.1 million, respectively.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. As we have approximately $1.0 million in assets denominated in foreign currency, we do not believe that a change in the Canadian currency of 10% will have a material effect on our Consolidated Statements of Operations or Cash Flows.


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

There have been no changes during our Company's fiscal quarter ended June 14, 2008 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

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


PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 17 - Commitments and Contingencies for discussion of our legal proceedings.

ITEM 1A - Risk Factors

Refer to ITEM 1A - Risk Factors in our Fiscal 2007 Form 10-K


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None


ITEM 3 - Defaults Upon Senior Securities

None


ITEM 4 - Submission of Matters to a Vote of Security Holders

None


ITEM 5 - Other Information

None

ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.       DESCRIPTION
----------        -----------
    10.50         Warehousing, Distribution and Related Services Agreement
                  dated March 7, 2008 by and between the Company and C&S
                  Wholesale Grocers, Inc. **

    31.1*         Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    31.2*         Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    32*           Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    *             Filed with this 10-Q

    ** Confidential treatment has been requested for certain portions thereof pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the "Commission") on July 18, 2008. Such provisions have been filed separately with the Commission.

                 The Great Atlantic & Pacific Tea Company, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Dated:  July 21, 2008       By:               /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                       Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)