Form 10-Q
period 2008-09-06
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2008-10-14
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 6, 2008

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

                                 (201) 573-9700
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer  [   ]                             Accelerated filer [X]
Non-accelerated filer    [   ] (Do not check if smaller reporting company)
                                                 Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              YES [  ]    NO [X]

As of October 10, 2008 the Registrant had a total of 57,663,217 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Sept. 6, 2008       Sept. 8, 2007         Sept. 6, 2008       Sept. 8, 2007
                                            ------------------  ------------------    ------------------  -----------------
Sales                                            $  2,182,636      $    1,274,338        $    5,105,301      $   2,953,507
Cost of merchandise sold                           (1,531,093)           (875,701)           (3,570,172)        (2,031,888)
                                                 ------------      --------------        --------------      -------------
Gross margin                                          651,543             398,637             1,535,129            921,619
Store operating, general and administrative
    expense                                          (663,066)           (391,247)           (1,544,561)          (920,603)
                                                 ------------      --------------        --------------      -------------
(Loss) income from operations                         (11,523)              7,390                (9,432)             1,016
Loss on sale of Canadian operations                         -                  (5)                    -               (286)
Gain on sale of shares of Metro, Inc.                       -                   -                     -             78,388
Nonoperating income                                    42,895                   -                91,492                  -
Interest expense                                      (33,945)            (14,594)              (79,894)           (34,307)
Interest and dividend income                               57               3,655                   467              8,321
Equity in earnings of Metro, Inc.                           -                   -                     -              7,869
                                                 ------------      --------------        --------------      -------------
(Loss) income from continuing operations
    before income taxes                                (2,516)             (3,554)                2,633             61,001
(Provision for) benefit from income taxes              (1,038)                615                (2,422)            (2,534)
                                                 ------------      --------------        --------------      -------------
(Loss) income from continuing operations               (3,554)             (2,939)                  211             58,467
Discontinued operations:
    Loss from operations of discontinued
       businesses, net of tax provision of $0 for the
       12 and 28 weeks ended 9/6/08 and 9/8/07,
       respectively                                   (13,995)            (86,347)              (18,158)          (166,127)
    Gain (loss) on disposal of discontinued
       businesses, net of tax provision of $0 for
       the 12 and 28 weeks ended 9/6/08 and
       9/8/07, respectively                               183              (2,036)                2,822            (48,804)
                                                -------------      --------------        --------------      -------------
    Loss from discontinued operations                 (13,812)            (88,383)              (15,336)          (214,931)
                                                 ------------      --------------        --------------      -------------
Net loss                                         $    (17,366)     $      (91,322)       $      (15,125)     $    (156,464)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - basic:
    Continuing operations                        $      (0.07)     $        (0.07)       $         0.00      $        1.39
    Discontinued operations                             (0.28)              (2.11)                (0.31)             (5.13)
                                                 ------------      --------------        --------------      -------------
Net loss per share - basic                       $      (0.35)     $        (2.18)       $        (0.31)     $       (3.74)
                                                 ============      ==============        ==============      =============

Net (loss) income per share - diluted:
    Continuing operations                        $      (1.50)     $        (0.07)       $        (1.96)     $        1.38
    Discontinued operations                             (0.25)              (2.11)                (0.26)             (5.08)
                                                 ------------      --------------        --------------      -------------
Net loss per share - diluted                     $      (1.75)     $        (2.18)       $        (2.22)     $       (3.70)
                                                 ============      ==============        ==============      =============

Weighted average number of common
   shares outstanding
        Basic                                      49,520,525          41,933,470            49,493,271         41,857,990
                                                 ============      ==============        ==============      =============
        Diluted                                    55,823,900          42,358,715            58,358,809         42,284,488
                                                 ============      ==============        ==============      =============


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
                             (Dollars in thousands)
                                   (Unaudited)

                                          Common Stock             Additional                  Accumulated Other        Total
                                 -----------------------------      Paid-in       Retained       Comprehensive      Stockholders'
                                     Shares         Amount          Capital       Earnings       (Loss) Income          Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------

28 Week Period Ended September 6, 2008
--------------------------------------
Balance at beginning of period       57,100,955    $    57,101    $   373,594     $    16,423    $       (28,975)    $     418,143
Net loss                                                                              (15,125)                             (15,125)
Other comprehensive loss                                                                                    (590)             (590)
Financing warrants and conversion
     features related to convertible debt                              57,422                                               57,422
Stock options exercised                 106,309            106          2,095                                                2,201
Other share based awards                455,936            456          6,549                                                7,005
                                   ------------    -----------    -----------     -----------    ---------------     -------------
Balance at end of period             57,663,200    $    57,663    $   439,660     $     1,298    $       (29,565)    $     469,056
                                   ============    ===========    ===========     ===========    ===============     =============

28 Week Period Ended September 8, 2007
--------------------------------------
Balance at February 24, 2007,
     as previously reported          41,589,195    $    41,589    $   212,868     $   153,325    $        22,888     $     430,670
Impact of the adoption of change
     in measurement date under
     FAS 158                                                                             (643)                                (643)
Cumulative impact of
     the adoption of FIN 48                                                            24,421                               24,421
                                   ------------    -----------    -----------     -----------    ---------------     -------------
Balance at beginning of period,
     as adjusted                     41,589,195         41,589        212,868         177,103             22,888           454,448
Net loss                                                                             (156,464)                            (156,464)
Other comprehensive income                                                                               139,185           139,185
Stock options exercised                 363,023            363          5,734                                                6,097
Tax benefit on stock options                                            1,776                                                1,776
Other share based awards                  6,597              7          5,297                                                5,304
                                   ------------    -----------    -----------     -----------    ---------------     -------------
Balance at end of period             41,958,815    $    41,959    $   225,675     $    20,639    $       162,073           450,346
                                   ============    ===========    ===========     ===========    ===============     =============

Comprehensive (Loss) Income
---------------------------

                                                        12 Weeks Ended                            28 Weeks Ended
                                            --------------------------------------    -------------------------------------
                                               Sept. 6, 2008       Sept. 8, 2007         Sept. 6, 2008       Sept. 8, 2007
                                            ------------------  ------------------    ------------------  -----------------
Net loss                                         $    (17,366)       $    (91,322)          $   (15,125)       $  (156,464)
                                                 ------------        ------------           ------------       ------------
Foreign currency translation adjustment, net
    of tax                                                  -               8,513                     -             24,558
Net unrealized (loss) gain on investment
    securities, net of tax                                  -              (6,355)                    -            115,385
Net unrealized gain on marketable securities,
    net of tax                                              -                   -                     -                 22
Pension and other post-retirement benefits,
    net of tax                                           (250)               (381)                 (590)              (780)
                                                 ------------        ------------           -----------        -----------
Other comprehensive (loss) income, net of tax            (250)              1,777                  (590)           139,185
                                                 ------------        ------------           -----------        -----------
Total comprehensive (loss) income                $    (17,616)       $    (89,545)          $   (15,715)       $   (17,279)
                                                 ============        ============           ===========        ===========


Accumulated Other Comprehensive (Loss) Income Balances
------------------------------------------------------

                                                                 Net Unrealized   Net Unrealized       Pension         Accumulated
                                                   Foreign          Gain on        (Loss) Gain         & Other            Other
                                                  Currency         Investment      on Marketable    Post-retirement   Comprehensive
                                                 Translation       Securities       Securities         Benefits       (Loss) Income
                                               ---------------  ----------------  ---------------  ----------------  ---------------
Balance at February 23, 2008                   $             -    $         -       $        -       $   (28,975)      $   (28,975)
Current period change                                        -              -                -              (590)             (590)
                                               ---------------    -----------       ----------       -----------       -----------
Balance at September 6, 2008                   $             -    $         -       $        -       $   (29,565)      $   (29,565)
                                               ===============    ===========       ==========       ===========       ===========

Balance at February 24, 2007                   $         9,710    $         -       $      (22)      $    13,200       $    22,888
Current period change                                   24,558        115,385               22              (780)          139,185
                                               ---------------    -----------       ----------       -----------       -----------
Balance at September 8, 2007                   $        34,268    $   115,385       $        -       $    12,420       $   162,073
                                               ===============    ===========       ==========       ===========       ===========


                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
            (Dollars in thousands except share and per share amounts)

                                                                             September 6, 2008              February 23, 2008
                                                                           --------------------           --------------------
ASSETS                                                                         (Unaudited)
Current assets:
      Cash and cash equivalents                                                   $     131,041                 $      100,733
      Restricted cash                                                                     2,674                          3,713
      Restricted marketable securities                                                    3,003                          6,796
      Accounts receivable, net of allowance for doubtful accounts of $10,324
         and $6,152 at September 6, 2008 and February 23, 2008, respectively            186,193                        173,203
      Inventories                                                                       525,872                        505,012
      Prepaid expenses and other current assets                                          93,615                         94,969
                                                                                  -------------                 --------------
         Total current assets                                                           942,398                        884,426
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned, net                                                          1,683,732                      1,751,440
         Property leased under capital leases, net                                      140,073                        149,363
                                                                                  -------------                 --------------
      Property - net                                                                  1,823,805                      1,900,803
      Goodwill                                                                          447,635                        387,546
      Intangible assets, net                                                            229,106                        234,086
      Other assets                                                                      258,013                        241,057
                                                                                  -------------                 --------------
Total assets                                                                      $   3,700,957                 $    3,647,918
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $      11,662                 $       11,875
      Current portion of obligations under capital leases                                11,706                         11,344
      Current portion of other financial liabilities                                          -                         44,539
      Accounts payable                                                                  262,068                        216,703
      Book overdrafts                                                                    71,556                         36,435
      Accrued salaries, wages and benefits                                              143,275                        169,552
      Accrued taxes                                                                      48,742                         46,156
      Other accruals                                                                    239,078                        230,733
                                                                                  -------------                 --------------
         Total current liabilities                                                      788,087                        767,337
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    883,182                        758,886
      Long-term obligations under capital leases                                        151,883                        157,430
      Long-term real estate liabilities                                                 345,765                        346,110
      Deferred real estate income                                                        78,637                         81,110
      Other financial liabilities                                                        30,138                        180,250
      Other non-current liabilities                                                     954,209                        938,652
                                                                                  -------------                 --------------
Total liabilities                                                                     3,231,901                      3,229,775
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares; issued - none             -                              -
      Common stock--$1 par value; authorized - 160,000,000 shares; issued and outstanding - 57,663,200 and 57,100,955 shares at September 6, 2008
         and February 23, 2008, respectively                                             57,663                         57,101
      Additional paid-in capital                                                        439,660                        373,594
      Accumulated other comprehensive loss                                              (29,565)                       (28,975)
      Retained earnings                                                                   1,298                         16,423
                                                                                  -------------                 --------------
Total stockholders' equity                                                              469,056                        418,143
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   3,700,957                 $    3,647,918
                                                                                  =============                 ==============

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                28 Weeks Ended
                                                                             --------------------------------------------------
                                                                                  Sept. 6, 2008              Sept. 8, 2007
                                                                             -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $    (15,125)             $  (156,464)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Asset disposition initiatives                                                         4,918                  (20,985)
       Depreciation and amortization                                                       140,824                   89,960
       (Gain) loss on disposal of owned property and write-down of property, net              (441)                   1,221
       (Gain) loss on disposal of discontinued operations                                   (2,822)                  48,804
       Other property impairments                                                            1,785                    1,114
       Loss on sale of Canadian operations                                                       -                      286
       Nonoperating income                                                                 (91,492)                       -
       Other share based awards                                                              7,005                    5,304
       Equity in earnings of Metro, Inc.                                                         -                   (7,869)
       Gain on sale of shares of Metro, Inc.                                                     -                  (78,388)
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                                  (15,587)                  33,004
       (Increase) decrease in inventories                                                  (20,624)                  71,560
       Increase in prepaid expenses and other current assets                               (18,998)                 (10,795)
       Increase in other assets                                                             (9,019)                  (9,024)
       Increase (decrease) in accounts payable                                              50,468                  (29,589)
       Decrease in accrued salaries, wages, benefits and taxes                             (23,658)                 (16,151)
       Increase in other accruals                                                            8,130                    8,962
       (Decrease) increase in other non-current liabilities                                (51,456)                  70,009
       Other operating activities, net                                                       5,268                    1,040
                                                                                      ------------              -----------
Net cash (used in) provided by operating activities                                        (30,824)                   1,999
                                                                                      ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                               (59,447)                 (79,760)
   Proceeds from disposal of property                                                        6,133                   74,355
   Disposal related expenditures for sale of Canadian operations                                 -                     (286)
   Decrease (increase) in restricted cash                                                    1,039                 (142,723)
   Proceeds from the sale of shares of Metro, Inc.                                               -                  203,492
   Proceeds from maturities of restricted marketable securities                              7,050                   20,446
                                                                                      ------------              -----------
Net cash (used in) provided by investing activities                                        (45,225)                  75,524
                                                                                      ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                              1,378,940                  388,700
   Principal payments on revolving lines of credit                                      (1,270,957)                (451,900)
   Proceeds under line of credit                                                            54,805                        -
   Principal payments on line of credit                                                    (55,020)                       -
   Proceeds from promissory note                                                            10,000                        -
   Payments on long term borrowings                                                           (161)                 (31,955)
   Settlement of Series A warrants                                                         (45,735)                       -
   Long term real estate liabilities                                                            25                    3,670
   Principal payments on capital leases                                                     (4,248)                    (620)
   Increase (decrease) in book overdrafts                                                   35,121                   (3,142)
   Deferred financing fees                                                                   1,414                     (142)
   Tax benefit on stock options                                                                  -                    1,776
   Proceeds from exercises of stock options                                                  2,201                    6,097
                                                                                      ------------              -----------
Net cash provided by (used in) financing activities                                        106,385                  (87,516)
   Effect of exchange rate changes on cash and cash equivalents                                (28)                       7
                                                                                      ------------              -----------
Net increase (decrease) in cash and cash equivalents                                        30,308                   (9,986)
Cash and cash equivalents at beginning of period                                           100,733                   86,194
                                                                                      ------------              -----------
Cash and cash equivalents at end of period                                            $    131,041              $    76,208
                                                                                      ============              ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                $     67,002              $    34,502
Cash paid during the year for income taxes                                            $      1,996              $     1,658

                          See Notes to Quarterly Report

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008 and September 8, 2007, Consolidated Statements of Stockholders' Equity and Comprehensive Income and Consolidated Statements of Cash Flows for the 28 weeks ended September 6, 2008 and September 8, 2007, and the Consolidated Balance Sheets at September 6, 2008 and February 23, 2008 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

As discussed in Note 8 - Discontinued Operations, the criteria necessary to classify the operations for the Midwest and the Greater New Orleans area as discontinued were satisfied during fiscal 2007 and as such, have been reclassified in our Consolidated Statements of Operations for all periods presented.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i.) how and why an entity uses derivative instruments, (ii.) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii.) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008 (our year ended February 27, 2010). The effect of adopting SFAS 161 is not expected to have a significant effect on our reported financial position or earnings.

In April 2008, the FASB issued FSP 142-3, "Determining the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010). Our Company is currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

Included in the Consolidated Statements of Operations for the 12 and 28 weeks ended September 8, 2007 are the sales and operating results of the five A&P stores that were divested. The sixth divested store was a Pathmark location and accordingly the results of operations of that store were not included in our results of operations. There were no such results for the 12 and 28 weeks ended September 6, 2008. The results of the five A&P store operations are as follows:

                                      12 weeks ended    28 weeks ended
                                      --------------    --------------
                                       Sept. 8, 2007     Sept. 8, 2007
                                      --------------    --------------

      Sales                              $    25,302      $     59,359
                                         ===========      ============

      Income from operations             $       134      $        477
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

                                                                   At September 6, 2008
                                                          ------------------------------------
                                           Weighted
                                            Average          Gross
                                         Amortization       Carrying             Accumulated
                                        Period (years)       Amount              Amortization
                                        --------------       ------              ------------

Loyalty card customer relationships                 7     $    19,200           $        2,110
In-store advertiser relationships                  20          14,720                      566
Pharmacy payor relationships                       13          75,000                    4,438
Pathmark trade name                        Indefinite         127,300                        -
                                                          -----------           --------------
       Total                                              $   236,220           $        7,114
                                                          ===========           ==============


Amortization of intangible assets for the 12 and 28 weeks ended September 6, 2008 was approximately $2.2 million and $5.0 million, respectively.

The following table summarizes the estimated future amortization expense:

                   2008                                           $   4,268
                   2009                                               9,248
                   2010                                               9,248
                   2011                                               9,248
                   2012                                               9,248
                   Thereafter                                        60,546

We have determined that the Pathmark trade name has an indefinite life, and accordingly, is not subject to amortization. The allocation of the purchase price to assets which will not be amortized may also impact classification on the balance sheet depending on the final fair values assigned.

Under the purchase method of accounting, the assets and liabilities of Pathmark were recorded at their respective fair values at the date of acquisition. Simultaneously, we recorded a preliminary amount to goodwill of $380.0 million. During the 28 weeks ended September 6, 2008, we increased our preliminary amount of goodwill from $380.0 million to $440.0 million at September 6, 2008. This increase primarily related to a Pathmark transportation agreement which is unfavorable to market based upon information which existed as of the acquisition. As a result, we recorded adjustments of approximately $63.3 million to our preliminary amount of goodwill. These adjustments resulted in a $0.1 million and $2.3 million reduction of operating expense during the 12 and 28 weeks ended September 6, 2008, respectively, relating to prior year.

We have preliminarily valued property, net, intangible assets, and certain other assets and liabilities. As we are finalizing these analyses, changes to the valuation of property may result in adjustments to the fair value of certain identifiable intangible assets acquired, and when finalized, adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the Pathmark assets acquired and liabilities assumed at the date of acquisition:

             Current assets                                       $        352.0
             Goodwill                                                      440.0
             Intangible assets                                             236.2
             Property, net*                                              1,199.3
             Other assets                                                  150.1
                                                                  --------------
               Total assets acquired                              $      2,377.6

             Current liabilities                                         (320.8)
             Long-term debt                                                (1.2)
             Long-term obligations under capital leases                  (130.5)
             Long-term financing liabilities                              (64.1)
             Deferred taxes**                                             (58.6)
             Other non-current liabilities                               (389.9)
                                                                  --------------
               Total liabilities assumed                          $      (965.1)
                                                                   -------------
             Net assets acquired                                  $      1,412.5
                                                                  ==============

     * In fiscal 2007, we acquired net favorable lease rights relating to the acquisition of Pathmark in the amount of $452.6 million which is included in Property, net and other non-current liabilities in our Consolidated Balance Sheet at September 6, 2008. The Company's net favorable lease rights are amortized on a straight-line basis until the end of the lease options but not more than 25 years. The weighted average life remaining of the net favorable lease rights at September 6, 2008 is 18.9 years. Amortization expense related to the net favorable lease rights was $4.7 million and $11.1 million for the 12 and 28 weeks ended September 6, 2008, respectively.
     ** The estimated fair values reflect recognition of a significant portion of A&P's net deferred tax assets, including net operating loss carry forwards, which existed at the date of acquisition.

The preliminary amount of goodwill and intangibles are approximately $440.0 million and $236.2 million, respectively, resulting from the Pathmark acquisition. The goodwill is not deductible for tax purposes. We are in the process of determining the allocation of goodwill related to the Pathmark acquisition to our reporting units.


4.   Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average shares outstanding for the reporting period. Diluted (loss) earnings per share reflects the potential dilution, using the treasury stock method, and assumes that the convertible debt, stock options, restricted stock, warrants, and other potentially dilutive financial instruments were converted into common stock upon issuance, if dilutive.

Weighted average common shares of 1,767,767 and 1,157,173 for the 12 and 28 weeks ended September 6, 2008, respectively, and 78,257 for both the 12 and 28 weeks ended September 8, 2007, respectively, related to options outstanding under our Company's stock award plan were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 524,843 and 10,000 for the 12 and 28 weeks ended September 6, 2008, respectively, related to restricted stock units outstanding under our Company's stock option plans were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 686,277 for both the 12 and 28 weeks ended September 6, 2008, related to warrants outstanding under our Company's stock award plan were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 11,278,988 for both the 12 and 28 weeks ended September 6, 2008, respectively, related to the financing warrants outstanding were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 8,134,002 for the 12 and 28 weeks ended September 6, 2008 related to the share lending agreement were excluded from the computation of earnings per share. On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") and certain of its subsidiaries, including, Lehman Brothers International (Europe) ("Lehman Europe") filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 million share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, it is likely we will record the loaned shares as issued and outstanding starting on September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.


The following table sets forth the calculation of basic and diluted earnings per share:

                                                                         12 Weeks Ended             12 Weeks Ended
                                                                          Sept. 6, 2008             Sept. 8, 2007
                                                                     ---------------------     ----------------------
Loss from continuing operations                                           $       (3,554)           $        (2,939)
Adjustments on Convertible Debt                                                  (31,295)                         -
Adjustments on Convertible Warrants                                              (48,846)                         -
                                                                          ---------------           ----------------
Loss from continuing operations-diluted                                   $      (83,695)           $        (2,939)
                                                                          ===============           ================

Weighted average common shares outstanding                                    57,654,527                 41,933,470
Share lending agreement                                                       (8,134,002)                         -
                                                                          ---------------           ---------------
Common shares outstanding-basic                                               49,520,525                 41,933,470

Effect of dilutive securities:
Options to purchase common stock                                                       -                    425,245
Convertible debt                                                              11,278,988                          -
Convertible warrants                                                          (4,975,613)                         -
                                                                          ---------------           ---------------
Common shares outstanding-diluted                                             55,823,900                 42,358,715
                                                                          ===============           ===============

                                                                         28 Weeks Ended             28 Weeks Ended
                                                                          Sept. 6 2008              Sept. 8, 2007
                                                                     ---------------------     ----------------------
Income from continuing operations                                         $          211            $        58,467
Adjustments on Convertible Debt                                                  (38,777)                         -
Adjustments on Convertible Warrants                                              (75,964)                         -
                                                                          ---------------           ---------------
Loss from continuing operations-diluted                                   $     (114,530)           $        58,467
                                                                          ===============           ===============

Weighted average common shares outstanding                                    57,627,273                 41,857,990
Share lending agreement                                                       (8,134,002)                         -
                                                                          ---------------           ---------------
Common shares outstanding-basic                                               49,493,271                 41,857,990

Effect of dilutive securities:
Options to purchase common stock                                                 211,732                    426,498
Restricted stock units                                                           347,040                          -
Convertible debt                                                              11,278,988                          -
Convertible warrants                                                          (2,972,222)                         -
                                                                          ---------------           ---------------
Common shares outstanding-diluted                                             58,358,809                 42,284,488
                                                                          ===============           ===============


5.   Cash, Cash Equivalents, Restricted Cash and Available-for-sale Securities

At September 6, 2008 and February 23, 2008, we had $2.7 million and $3.7 million, respectively, in restricted cash which represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

At September 6, 2008 and February 23, 2008, our restricted marketable securities of $12.0 million and $19.4 million, respectively, were held by Bank of America in the Columbia Fund. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. During the 12 and 28 weeks ended September 6, 2008, we received distributions from the Columbia Fund in the amount of $6.1 million and $7.1 million, respectively, at an amount less than 100% of the net asset value of the fund resulting in realized losses of $0.2 million for both the 12 and 28 weeks ended September 6, 2008, respectively.

In addition, we recorded a realized gain of $0.2 million for the 12 weeks ended September 6, 2008 as our realized losses on our redemptions were less than our unrealized losses recorded on these shares previously. For the 28 weeks ended September 6, 2008, we recorded a realized loss of $0.1 million based on the ending net asset value of the Columbia Fund as the decline in net asset value is considered other than temporary at September 6, 2008 and will not be recovered in future distributions from the fund.

The following is a summary of cash, cash equivalents, restricted cash, and restricted marketable securities as of September 6, 2008 and February 23, 2008:

                                                                                At September 6, 2008
                                                              -----------------------------------------------------------
                                                                                  Gross          Gross         Estimated
                                                                 Amortized     Unrealized     Unrealized         Fair
                                                                   Costs          Gains         Losses           Value
                                                              -------------  -------------   -------------  -------------
Classified as:
Cash                                                          $   128,659    $         -     $         -    $   128,659
Cash equivalents:
     Money market funds                                             2,382              -               -          2,382
                                                              -----------    -----------     -----------    -----------
Total cash and cash equivalents                                   131,041              -               -        131,041
                                                              -----------    -----------     -----------    -----------

Restricted cash                                                     2,674              -               -          2,674
Restricted marketable securities                                    3,003              -               -          3,003
Restricted marketable securities
     included in other assets                                       9,009              -               -          9,009
                                                              -----------    -----------     -----------    -----------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities                         $   145,727    $         -     $         -    $   145,727
                                                              ===========    ===========     ===========    ===========
Securities available-for-sale:
     Maturing within one year                                 $     3,003                                   $     3,003
                                                              ===========                                   ===========
     Maturing greater than one year                           $     9,009                                   $     9,009
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
                                                              ===========                                   ===========

Gross realized losses on sales of investments were $0.2 million for both the 12 and 28 weeks ended September 6, 2008, respectively, and gross realized gains on sales of investments were nil and $78.5 million for the 12 and 28 weeks ended September 8, 2007, respectively.

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Company's Level 2 liabilities include warrants whose value is determined using the Black Scholes pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 6, 2008:

                                                                        Fair Value Measurements at Sept. 6, 2008 Using
                                                                        ----------------------------------------------
                                                                                          Significant
                                                                       Quoted Prices         Other          Significant
                                                   Total Carrying        in Active        Observable       Unobservable
                                                      Value at            Markets           Inputs            Inputs
                                                    Sept. 6, 2008        (Level 1)         (Level 2)         (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
Cash equivalents                                 $           2,382     $       2,382    $           -     $           -
Restricted marketable securities                            12,012                 -                -            12,012
                                                 -----------------     -------------    -------------     -------------
     Total                                       $          14,394     $       2,382    $           -     $      12,012
                                                 =================     =============    =============     =============

Liabilities:
Warrant Series B                                 $          30,138     $           -    $      30,138     $           -
                                                 =================     =============    =============     =============

Level 3 Valuation Techniques:
-----------------------------
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At September 6, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 24, 2008 to September 6, 2008:

                                                                                 Fair Value Measurements Using
                                                                                Significant Unobservable Inputs
                                                                                          (Level 3)
                                                                                -------------------------------

                                                                                         Restricted
                                                                                         Marketable
                                                                                         Securities
                                                                                        -------------
Beginning Balance                                                                       $    19,418
     Total realized and unrealized losses included in:
         Earnings (1)                                                                          (304)
         Comprehensive income                                                                     -
     Settlements                                                                             (7,102)
     Transfers in and/or out of Level 3                                                           -
                                                                                        -------------
Ending Balance                                                                          $    12,012
                                                                                        =============

Losses recorded in Earnings attributable to the change
     in unrealized losses relating to Level 3 assets still
     held at September 6, 2008                                                          $       (72)
                                                                                        =============

(1) Amounts are recorded in Store operating, general and administrative expense in the Consolidated Statements of Operations.

As discussed in Note 5 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, on September 6, 2008, we had $12.0 million invested in a short-term fixed income fund held by Bank of America (the "Columbia Fund"). Due to market liquidity conditions, cash redemptions from the Columbia Fund were restricted. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing on February 24, 2008 and these amounts were categorized as Level 3.


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

During the 12 and 28 weeks ended September 6, 2008, we recorded impairment losses on long-lived assets of $1.0 million and $1.8 million, respectively. During the 12 and 28 weeks ended September 8, 2007 we recorded impairment losses on long-lived assets of $2.9 million and $53.1 million, respectively.

Impairments due to closure or conversion in the normal course of business
-------------------------------------------------------------------------
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 6, 2008, we recorded impairment losses on property of $1.0 million and $1.8 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $0.6 million and $1.1 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 28 weeks ended September 8, 2007, respectively. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our discontinued operations
--------------------------------------------------
During the 12 and 28 weeks ended September 8, 2007, we recorded impairment losses of $2.3 million and $52.0 million, respectively, related to our discontinued operations as a result of our exit of the Greater New Orleans and Midwest markets as discussed in Note 8 - Discontinued Operations. These amounts were included in our Consolidated Statements of Operations under the caption "Gain (loss) on disposal of discontinued operations, net of tax" for the 12 and 28 weeks ended September 8, 2007. There were no such charges for the 12 and 28 weeks ended September 6, 2008.

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

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain
(loss) on disposal of discontinued businesses, net of tax" for the 12 and 28 weeks ended September 6, 2008 and September 8, 2007.

                                                      For the 12 weeks ended                 For the 28 weeks ended
                                            --------------------------------------     ------------------------------------
                                               Sept. 6, 2008       Sept. 8, 2007         Sept. 6, 2008       Sept. 8, 2007
                                            ------------------  ------------------    ------------------  -----------------
Loss from operations of
    discontinued businesses
Sales                                            $          -      $      105,192        $            -      $     527,519
                                                 ============      ==============        ==============      =============
 Loss from operations of
    discontinued businesses, before tax               (13,995)            (86,347)              (18,158)          (166,127)
Tax benefit                                                 -                   -                     -                  -
                                                 ------------      --------------        --------------      -------------
Loss from operations of
    discontinued operations, net of tax          $    (13,995)     $      (86,347)       $      (18,158)     $    (166,127)
                                                 =============     ===============       ===============     ==============

Gain (loss) on disposal of
    discontinued operations
Property impairments                             $          -      $       (2,311)       $            -      $     (52,014)
Gain on sale of fixed assets                              183                 275                 2,822              3,210
                                                 ------------      --------------        --------------      -------------
 Gain (loss) on disposal of
    discontinued operations, before tax                   183              (2,036)                2,822            (48,804)
Tax benefit                                                 -                   -                     -                  -
                                                 ------------      --------------        --------------      -------------
 Gain (loss) on disposal of
    discontinued operations, net of tax          $        183      $       (2,036)       $        2,822      $     (48,804)
                                                 ============      ===============       ==============      ==============

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

                                                                   For the 28 weeks ended September 6, 2008
                                        ----------------------------------------------------------------------------------------
                                           Balance at        Interest                                               Balance at
                                           2/23/2008       Accretion (1)    Adjustments(2)     Utilization(3)        9/6/2008
                                        ---------------   --------------   ---------------   -----------------   ---------------
2007 Events
-----------
Occupancy                               $        62,873   $        5,078   $         2,422   $        (16,744)   $        53,629
Severance and pension withdrawal
  payments                                       58,520              291             3,730             (2,362)            60,179
                                        ---------------   --------------   ---------------   -----------------   ---------------
   2007 events total                            121,393            5,369             6,152            (19,106)           113,808

2005 Event
----------
Occupancy                                        66,882            1,787             (180)             (5,519)            62,970

2003 Events
-----------
Occupancy                                        21,579              687             (691)             (1,653)            19,922
                                        ---------------   --------------   ---------------   -----------------   ---------------
   Fiscal 2008 total                    $       209,854   $        7,843   $         5,281   $        (26,278)   $       196,700
                                        ===============   ==============   ===============   =================   ===============


                                                                                Fiscal 2007
                                        ----------------------------------------------------------------------------------------
                                           Balance at        Interest                                              Balance at
                                           2/24/2007      Accretion (1)    Adjustments(2)     Utilization(3)        2/23/2008
                                        ---------------   --------------   ---------------   -----------------   ---------------
2007 Events
-----------
Occupancy                               $             -   $        2,865   $        81,234   $        (21,226)   $        62,873
Severance and pension withdrawal
  payments                                            -                -            81,642            (23,122)            58,520
                                        ---------------   --------------   ---------------   -----------------   ---------------
   2007 events total                                  -            2,865           162,876            (44,348)           121,393

2005 Event
----------
Occupancy                                        83,111            3,457           (7,117)            (12,569)            66,882

2003 Events
-----------
Occupancy                                        22,262            1,269             1,141             (3,093)            21,579
                                        ---------------   --------------   ---------------   -----------------   ---------------
   Fiscal 2007 total                    $       105,373   $        7,591   $       156,900   $        (60,010)   $       209,854
                                        ===============   ==============   ===============   =================   ===============

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

         For the 28 weeks ended September 6, 2008
         ----------------------------------------
         The charge to occupancy for the 2007 events represents adjustments for additional occupancy related costs for our properties of $2.4 million due to changes in our estimation of such future costs. The charge to severance for the 2007 events represents an adjustment of $3.7 million for future obligations for early withdrawal from multi-employer union pension plans. We also recorded adjustments for a reduction in occupancy related costs of $0.2 million and $0.7 million for the 2005 event and the 2003 events, respectively, due to changes in our estimation of such future costs.

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

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                               2007              2005             2003
                                                              Events            Event            Events
                                                          --------------   ---------------   -------------

Total severance payments made to date                     $       25,484   $         2,650   $      22,528
Expected future severance and pension withdrawal payments         60,179                 -               -
                                                          --------------   ---------------   -------------
   Total severance payments expected to be incurred               85,663             2,650   $      22,528
                                                          --------------   ---------------   -------------

Total occupancy payments made to date                             37,970            41,691          27,979
Expected future occupancy payments,
  excluding interest accretion                                    53,629            62,970          19,922
   Total occupancy payments expected to be incurred,
                                                          --------------   ---------------   -------------
     excluding interest accretion                                 91,599           104,661          47,901
                                                          --------------   ---------------   -------------

Total severance and occupancy payments made to date               63,454            44,341          50,507
Expected future severance, pension withdrawal and
  occupancy payments,   excluding interest accretion             113,808            62,970          19,922
                                                          --------------   ---------------   -------------
   Total severance, pension withdrawal and occupancy
    payments expected to be incurred, excluding interest
    accretion                                             $      177,262   $       107,311   $      70,429
                                                          ==============   ===============   =============

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2007, 2005, and 2003 events are 2028, 2022, and 2022, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                   September 6, 2008
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $            43  $             -   $             -  $            43
Other accruals                                            $        22,996  $        10,731   $         3,248  $        36,975
Other non-current liabilities                             $        90,769  $        52,239   $        16,674  $       159,682

                                                                                   February 23, 2008
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $         1,513  $             -   $             -  $         1,513
Other accruals                                            $        24,733  $        10,985   $         3,241  $        38,959
Other non-current liabilities                             $        95,147  $        55,897   $        18,338  $       169,382

We evaluated the reserve balances as of September 6, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities. Adjustments to the reserve balances may be recorded in the future, if necessary.

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

2005 Event
----------
During fiscal 2005, our Company sold our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. The Asset Purchase Agreement included the assignment of our leases in Central Islip, New York and Baltimore, Maryland, and a warranty deed for our owned facilities in Dunmore, Pennsylvania.

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

                                                                  For the 28 weeks ended September 6, 2008
                                        ----------------------------------------------------------------------------------------
                                           Balance at        Interest                                               Balance at
                                           2/23/2008       Accretion (1)    Adjustments(2)     Utilization(3)        9/6/2008
                                        ---------------   ---------------  ---------------   -----------------   ---------------
2005 Event
----------
Continuing Operations
Occupancy                               $         1,231   $           26   $          (91)   $            (64)   $         1,102
Severance                                         1,686                -                 -               (503)             1,183
                                        ---------------   --------------   ---------------   -----------------   ---------------
   2005 event total                               2,917               26              (91)               (567)             2,285

2001 Event
----------
Continuing Operations
Occupancy                                         6,755              193             (306)               (330)             6,312
Discontinued Operations
Occupancy                                        12,281              378             (166)               (814)            11,679
                                        ---------------   --------------   ---------------   -----------------   ---------------
   2001 event total                              19,036              571             (472)             (1,144)            17,991

1998 Event
----------
Continuing Operations
Occupancy                                         6,958              183               268             (1,506)             5,903
Severance                                         1,000                -                 -                (93)               907
Discontinued Operations
Occupancy                                         1,093               30               (8)               (318)               797
                                        ---------------   --------------   ---------------   -----------------   ---------------
   1998 event total                               9,051              213               260             (1,917)             7,607

                                        ---------------   --------------   ---------------   -----------------   ---------------
   Fiscal 2008 total                    $        31,004   $          810   $         (303)   $         (3,628)   $        27,883
                                        ===============   ==============   ===============   =================   ===============


                                                                            Fiscal 2007
                                        ----------------------------------------------------------------------------------------
                                           Balance at        Interest                                              Balance at
                                            2/24/2007      Accretion (1)    Adjustments(2)     Utilization(3)      2/23/2008
                                        ---------------   --------------   ---------------   -----------------   ---------------

2005 Event
----------
Continuing Operations
Occupancy                               $         1,453   $           51   $          200    $           (473)   $         1,231
Severance                                           876                -            2,366              (1,556)             1,686
Discontinued Operations
Occupancy                                         3,997               92           (3,197)               (892)                 -
                                        ---------------   --------------   ---------------   -----------------   ---------------
   2005 event total                               6,326              143             (631)             (2,921)             2,917

2001 Event
----------
Continuing Operations
Occupancy                                         7,338              401               10                (994)             6,755

Discontinued Operations
Occupancy                                        13,248              747                -              (1,714)            12,281
                                        ---------------   --------------   ---------------   -----------------   ---------------

   2001 event total                              20,586            1,148               10              (2,708)            19,036

1998 Event
----------
Continuing Operations
Occupancy                                         9,438              429             (351)             (2,558)             6,958
Severance                                         1,210                -                -                (210)             1,000

Discontinued Operations
Occupancy                                         1,598               79                -                (584)             1,093
                                        ---------------   --------------   ---------------   -----------------   ---------------
   1998 event total                              12,246              508             (351)             (3,352)             9,051

                                        ---------------   --------------   ---------------   -----------------   ---------------
   Fiscal 2007 total                    $        39,158   $        1,799   $         (972)   $         (8,981)   $        31,004
                                        ===============   ==============   ===============   =================   ===============

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

         For the 28 weeks ended September 6, 2008
         ----------------------------------------
         For the 28 weeks ended September 6, 2008, we recorded adjustments for a reduction in occupancy related costs of $0.1 million and $0.5 million for the 2005 event and the 2001 event, respectively, due to changes in our estimation of such future costs. We also recorded an adjustment for additional occupancy related costs of $0.3 million for the 1998 event due to changes in our estimation of such future costs.

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

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                              2005              2001             1998
                                             Event             Event            Event            Total
                                        ---------------   --------------   ---------------   -------------

Total severance payments made to date   $        48,436   $       28,205   $        30,557   $     107,198
Expected future severance payments                1,183                -               907           2,090
                                        ---------------   --------------   ---------------   -------------
   Total severance payments expected
      to be incurred                             49,619           28,205            31,464         109,288
                                        ---------------   --------------   ---------------   -------------

Total occupancy payments made to date            13,841           60,164           113,769         187,774
Expected future occupancy payments,
   excluding interest accretion                   1,102           17,991             6,700          25,793
                                        ---------------   --------------   ---------------   -------------
   Total occupancy payments expected
      to be incurred, excluding interest
       accretion                                 14,943           78,155           120,469         213,567
                                        ---------------   --------------   ---------------   -------------

Total severance and occupancy
   payments made to date                $        62,277   $       88,369   $       144,326   $     294,972
Expected future severance and
   occupancy payments, excluding
   interest accretion                             2,285           17,991             7,607          27,883
                                        ---------------   --------------   ---------------   -------------
   Total severance and occupancy
      payments expected to be incurred,
       excluding interest accretion     $        64,562   $      106,360   $       151,933   $     322,855
                                        ===============   ==============   ===============   =============

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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                   September 6, 2008
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           526   $         2,804  $         2,785   $          6,115
Other non-current liabilities           $         1,759   $        15,187  $         4,822   $         21,768

                                                                  February 23, 2008
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           434   $         2,754  $         2,827   $          6,015
Other non-current liabilities           $         2,483   $        16,282  $         6,224   $         24,989

We evaluated the reserve balances as of September 6, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities. Adjustments to the reserve balances may be recorded in the future, if necessary.


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

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $48.8 million and $76.0 million, respectively, for the Series B warrants market value adjustment. The value of the Series B warrants were $30.1 million as of September 6, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                                         For the 28 weeks
                                                               ended
                                                          September 6, 2008
                                                          -----------------
         Expected life                                      6.8 years
         Volatility                                           53.0%
         Dividend yield                                        0%
         Risk-free interest rate                               3.24%

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

Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively. We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC and we may, among other things, terminate the call option and financing warrant transactions with LBOTC and seek to effect similar transactions with a new counterparty. Unless we enter into new call option and warrant transactions, the impact of the LBOTC bankruptcy effectively reduced conversion prices to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock our Company has authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $1.7 million and a gain of $9.4 million, respectively, in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 28 weeks ended September 6, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 6.75% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the exercise of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.75% convertible senior notes of $13.8 million and $14.7 million as of June 26, 2008, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. Thus, the fair value of the conversion features for the 5.125% and 6.75% convertible notes are no longer classified as a liability at September 6, 2008. The following assumptions and estimates were used in the Black-Scholes model:

                                      As of
                                                           June 26, 2008
                                                           -------------
         Expected life                                       3.0 years
         Volatility                                            33.4%
         Dividend yield                                          0%
         Risk-free interest rate                               3.11%

Financing Warrants
------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, our Company did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares were available and were recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock our Company has authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model and $28.9 million was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008. These financing warrants are no longer classified as a liability at September 6, 2008. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $4.2 million and a gain of $2.3 million, respectively, relating to these warrants, which is included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                                               As of
                                                           June 26, 2008
                                                           -------------
         Expected life                                 3.3 years - 4.8 years
         Volatility                                            33.4%
         Dividend yield                                         0%
         Risk-free interest rate range                     3.11% - 3.54%

On September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 million share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, it is likely we will record the loaned shares as issued and outstanding starting on September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

11.  Interest Expense

Interest expense is comprised of the following:

                                                          For the 12 weeks ended                 For the 28 weeks ended
                                                    ----------------------------------     ----------------------------------
                                                     Sept. 6, 2008      Sept. 8, 2007       Sept. 6, 2008     Sept. 8, 2007
                                                    ---------------    ---------------     ---------------   ----------------

Credit Agreement                                    $       3,520      $        276        $      6,934      $     1,186
7.75% Notes, due April 15, 2007                                 -                 -                   -              342
9.125% Senior Notes, due December 15, 2011                    270               270                 630              630
5.125% Convertible Senior Notes,
     due June 15, 2011                                      1,946                 -               4,541                -
6.750% Convertible Senior Notes,
     due December 15, 2012                                  3,961                 -               9,243                -
9.375% Notes, due August 1, 2039                            4,315             4,315              10,068           10,068
Capital Lease Obligations and
     Real Estate Liabilities                               10,975             7,974              28,054           18,214
Amortization of Deferred Financing Fees
      and Discounts                                         4,578               183              10,430              429
Other                                                       4,380             1,576               9,994            3,438
                                                    ---------------    ---------------     ---------------   ----------------
     Total                                          $      33,945      $     14,594        $     79,894      $    34,307
                                                    ===============    ===============     ===============   ================


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

                                                                            For the 12 Weeks Ended
                                                                        -------------------------------
                                                                        September 6,       September 8,
                                                                            2008               2007
                                                                        ------------       ------------
Service cost                                                              $  1,960           $  1,137
Interest cost                                                                6,279              2,800
Expected return on plan assets                                              (7,496)            (3,031)
Amortization of unrecognized net prior service cost                             63                 59
Amortization of unrecognized net loss                                           27                 23
                                                                          --------           --------
     Net pension cost                                                     $    833           $    988
                                                                          ========           ========

                                                                            For the 28 Weeks Ended
                                                                        -------------------------------
                                                                        September 6,       September 8,
                                                                            2008               2007
                                                                        ------------       ------------
Service cost                                                              $  3,494           $  2,652
Interest cost                                                               13,869              6,534
Expected return on plan assets                                             (16,562)            (7,072)
Amortization of unrecognized net prior service cost                            137                138
Amortization of unrecognized net loss                                           63                 53
                                                                          --------           --------
     Net pension cost                                                     $  1,001           $  2,305
                                                                          ========           ========

Contributions

We previously disclosed in our consolidated financial statements for the year ended February 23, 2008, that we expected to contribute $4.5 million in cash to our defined benefit plans in fiscal 2008. As of September 6, 2008, we contributed approximately $3.9 million to our defined benefit plans. We have revised our expected contributions to our defined benefit plans in fiscal 2008 to $7.2 million and plan to contribute approximately $3.3 million to our plans during the remainder of fiscal 2008.

Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a December 31 measurement date for our postretirement benefits. The components of net postretirement benefits cost (income) were as follows:

                                                                            For the 12 Weeks Ended
                                                                        -------------------------------
                                                                        September 6,       September 8,
                                                                            2008               2007
                                                                        ------------       ------------
Service cost                                                              $    234           $     76
Interest cost                                                                  529                242
Amortization of gain                                                             -               (105)
Prior service gain                                                            (311)              (310)
Curtailment gain                                                                 -             (3,000)
                                                                          --------           --------
     Net postretirement benefits cost (income)                            $    452           $ (3,097)
                                                                          ========           ========


                                                                            For the 28 Weeks Ended
                                                                        -------------------------------
                                                                        September 6,       September 8,
                                                                            2008               2007
                                                                        ------------       ------------
Service cost                                                              $    546           $    176
Interest cost                                                                1,234                566
Amortization of gain                                                             -               (245)
Prior service gain                                                            (725)              (725)
Curtailment gain                                                                 -             (3,000)
                                                                          --------           --------
     Net postretirement benefits cost (income)                            $  1,055           $ (3,228)
                                                                          ========           ========


13.  Stock Based Compensation

During the 12 and 28 weeks ended September 6, 2008, compensation expense related to share-based incentive plans was $2.1 million and $7.0 million, after tax, respectively, compared to $2.4 million and $5.3 million, after tax, during the 12 and 28 weeks ended September 8, 2007, respectively. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 6, 2008 was $0.2 million and $0.8 million, respectively, related to expensing of stock options, $1.8 million and $5.9 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.3 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 8, 2007 was $0.1 million and $0.3 million, respectively, related to expensing of stock options, $2.2 million and $4.7 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.3 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders.

At September 6, 2008, we had two stock-based compensation plans, the 1998 Long Term Incentive and Share Award Plan ("1998 Plan") and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2007 Annual Report on Form 10-K. The 1998 Plan expired on July 14, 2008. On June 26, 2008, at a special meeting of shareholders, our shareholders approved our Company's 2008 Long Term Incentive and Share Award Plan ("2008 Plan".) The 2008 Plan provides for the same types of awards and is otherwise similar to the 1998 Plan and will replace the 1998 Plan.

Stock options
-------------

The following is a summary of the stock option activity during the 28 weeks ended September 6, 2008:

                                                                                               Weighted
                                                                             Weighted           Average
                                                                              Average          Remaining        Aggregate
                                                                             Exercise         Contractual       Intrinsic
                                                             Shares            Price          Term (years)        Value
                                                          -------------    -------------     -------------    -------------
         Outstanding at February 23, 2008                     1,827,529    $       24.21
             Granted                                            128,434            26.07
             Canceled or expired                               (150,106)           33.66
             Exercised                                         (106,309)           20.71
                                                          --------------   -------------
         Outstanding at September 6, 2008                     1,699,548    $       23.74               3.6    $         2.1
                                                          =============    =============     =============    =============

         Exercisable at September 6, 2008                     1,472,735    $       23.07               2.7    $         2.1
                                                                                             =============    =============
         Nonvested at September 6, 2008                         226,813    $       28.06               8.9    $         -
                                                                                             =============    =============

Fair values for each stock option grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place for grants that occurred during the 28 weeks ended September 6, 2008 and September 8, 2007:

                                                 28 weeks ended          28 weeks ended
                                                  Sept. 6, 2008          Sept. 8, 2007
                                               ------------------      -----------------
                  Expected life                      7 years                 7 years
                  Volatility                            52%                 54% - 55%
                  Risk-free interest rate              2.96%              4.46% - 4.57%

The weighted average grant date fair value of stock options granted during the 28 weeks ended September 6, 2008 and September 8, 2007 was $14.64 and $19.47, respectively.

As of September 6, 2008, approximately $2.6 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.9 years.

The total intrinsic value of options exercised during the 28 weeks ended September 6, 2008 and September 8, 2007 was $0.5 million and $5.7 million, respectively.

The amount of cash received from the exercise of stock options during the 28 weeks ended September 6, 2008 was approximately $2.2 million.

Performance Restricted Stock Units
----------------------------------

The following is a summary of the performance restricted stock units activity during the 28 weeks ended September 6, 2008:

                                                                              Weighted
                                                                               Average
                                                                             Grant Date
                                                              Shares         Fair Value
                                                          --------------   -------------
         Nonvested at February 23, 2008                       1,905,427    $    22.60
             Granted                                            471,731         26.60
             Canceled or expired                                (83,333)        22.70
             Vested                                            (435,600)        12.47
                                                          --------------   -------------
         Nonvested at September 6, 2008                       1,858,225    $    25.98
                                                          =============    =============

Performance restricted stock units are granted at the fair market value of the Company's common stock at the date of grant, adjusted by an estimated forfeiture rate.

During the first quarter of fiscal 2008, fifty percent of our performance restricted units granted in fiscal 2005, vested on February 24, 2008 (the first day of our fiscal year) and the remaining fifty percent will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. No units vested under our 2006, 2007, and 2008 grants during the 28 weeks ended September 6, 2008.

During the second quarter of fiscal 2008, an additional 46,949 performance restricted stock units under our non-executive Integration Program were considered granted as one of the performance targets as described in the plan was exceeded based on actual performance. These performance restricted stock units will vest subject to the achievement of certain Company stock price targets over a performance period comprised of the 24 month period following the closing of the Pathmark transaction on December 3, 2007 and other terms, conditions, limitations, restrictions and eligibility requirements as described in the Integration Program.

The total fair value of shares vested during the 28 weeks ended September 6, 2008 was $12.1 million. No shares vested during the 28 weeks ended September 8, 2007.

Performance restricted stock units issued during fiscal 2008 are earned based on our Company achieving certain operating targets in fiscal 2010 and are 100% vested in fiscal 2010, respectively, upon achievement of those targets.

During the 12 and 28 weeks ended September 6, 2008, our Company granted 46,949 and 471,731 shares, respectively, of performance restricted stock units to selected employees for a total grant date fair value of $1.4 million and $11.1 million, respectively. Approximately $21.1 million of unrecognized fair value compensation expense relating to these performance restricted stock units and those issued in the previous year are expected to be recognized through fiscal 2011 based on estimates of attaining vesting criteria.

14.  Income Taxes

The income tax provisions recorded for the 12 and 28 weeks ended September 6, 2008 and September 8, 2007 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset to zero. For the 12 and 28 weeks ended September 6, 2008, the valuation allowance increased by $32.9 million and $79.1 million, respectively, to reflect the increase in deferred income tax assets recorded relating to the purchase price allocation adjustment discussed in Note 3 - Acquisition of Pathmark Stores, Inc., as well as generation of additional net operating losses. For the 12 and 28 weeks ended September 8, 2007, the valuation allowance increased by $48.1 million and $41.1 million, respectively. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

As of September 6, 2008, there have been no material changes to the Company's uncertain tax positions disclosures as discussed in Note 11 of the Company's Fiscal 2007 Annual Report on Form 10-K. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

For the 12 and 28 weeks ended September 6, 2008 and September 8, 2007, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of September 6, 2008, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2006 tax years.

The effective tax rate on continuing operations of 41.3% for the 12 weeks ended September 6, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

The effective tax rate on continuing operations of 17.3% for the 12 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and an increase to our valuation allowance as a result of losses not benefited because of a lack of history of earnings.

The effective tax rate on continuing operations of 92.0% for the 28 weeks ended September 6, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series A and B warrants.

The effective tax rate on continuing operations of 4.2% for the 28 weeks ended September 8, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

As of September 6, 2008, we had $480.1 million in federal NOL carryforwards that expire beginning in 2023, some of which are subject to an annual limitation. Management believes such limitations will not have a material impact on the Company's ability to utilize such losses.

At September 6, 2008 and February 23, 2008, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $45.5 million and $64.8 million, respectively, a net non-current deferred tax asset, which is included in "Other Assets" on our Consolidated Balance Sheets of $57.4 million and $38.0 million, respectively, and a non-current tax liability for uncertain tax positions, which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $156.3 million and $156.3 million, respectively.

On July 30, 2008, The Housing Assistance Act of 2008 ("the Act") was signed into law. The Act contains a provision allowing corporate taxpayers to make an election to treat certain unused research and AMT credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for "eligible qualified property." We are currently evaluating the impact of making this election; however, we do not expect that making such election will have a material impact on our consolidated financial statements.


15.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

Through the first quarter ended June 14, 2008, we operated under seven reportable segments: North, Central, South, Price Impact, Gourmet, Other and our investment in Metro, Inc. During the second quarter ended September 6, 2008, our chief operating decision maker changed the manner by which results are evaluated, therefore, our reportable segments have been revised to be consistent with the way our chief operating decision maker currently manages our business. Accordingly, we have revised our segment reporting to report five operating segments: Fresh, Price Impact, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Food Basics and Liquor businesses. Our investment in Metro, Inc. represents our former economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the 12 and 28 weeks ended September 8, 2007. The criteria necessary to classify the Midwest and Greater New Orleans areas as discontinued were satisfied in fiscal 2007 and these operations have been reclassified as such in our Consolidated Statements of Operations for all periods presented. Refer to Note 8 - Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

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

Certain segment reclassifications have been made to segment information disclosed previously to conform to how our chief operating decision maker currently manages our business.

Interim information on segments is as follows:

                                                             For the 12 weeks ended September 6, 2008
                                        --------------------------------------------------------------------------------------
                                           Grocery (1)        Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------    ---------------  ---------------   ---------------  ---------------

Sales by Category                       $     1,502,879    $      419.488   $       260,269   $           -    $     2,182,636
                                        ===============    ==============   ===============   ==============   ===============

                                                             For the 12 weeks ended September 8, 2007
                                        --------------------------------------------------------------------------------------
                                           Grocery (1)        Meat (2)         Produce (3)       Other (4)           Total
                                        ---------------    ---------------  ---------------   ---------------  ---------------

Sales by Category                       $       843,279    $      256,348   $       173,690   $       1,021    $     1,274,338
                                        ===============    ==============   ===============   ==============   ===============


                                                                               For the 12 weeks ended
                                                                  ------------------------------------------------
                                                                     September 6, 2008          September 8, 2007
                                                                  ----------------------     ---------------------
Sales
    Fresh                                                         $          1,153,389       $         1,168,101
    Price Impact                                                               913,197                         -
    Gourmet                                                                     56,717                    51,534
    Other                                                                       59,333                    53,682
    Investment in Metro, Inc.                                                        -                     1,021
                                                                  ----------------------     ---------------------
Total sales                                                       $          2,182,636       $         1,274,338
                                                                  ======================     =====================

Segment income (loss)
    Fresh                                                         $             28,565       $            22,201
    Price Impact                                                                (2,447)                        -
    Gourmet                                                                      2,475                       710
    Other                                                                          641                      (313)
                                                                  ----------------------     ---------------------
Total segment income                                                            29,234                    22,598
    Corporate                                                                  (22,961)                  (28,954)
    Reconciling items *                                                        (17,796)                   13,746
                                                                  ----------------------     ---------------------
(Loss) income from operations                                                  (11,523)                    7,390
    Loss on sale of Canadian operations                                              -                        (5)
    Nonoperating income                                                         42,895                         -
    Interest expense                                                           (33,945)                  (14,594)
    Interest and dividend income                                                    57                     3,655
                                                                  ----------------------     ---------------------
Loss from continuing operations before income taxes               $             (2,516)      $            (3,554)
                                                                  ======================     =====================
                                                                               For the 12 weeks ended
                                                                  ------------------------------------------------
                                                                     September 6, 2008          September 8, 2007
                                                                  ----------------------     ---------------------
Segment depreciation and amortization - continuing operations
    Fresh                                                         $             21,698       $            23,759

    Price Impact                                                                22,824                         -
    Gourmet                                                                      2,387                     2,309
    Other                                                                          853                       983
                                                                  ----------------------     ---------------------
Total segment depreciation and amortization                                     47,762                    27,051
    Corporate                                                                   13,035                     6,560
                                                                  ----------------------     ---------------------
Total company depreciation and amortization                       $             60,797       $            33,611
                                                                  ======================     =====================

                                                             For the 28 weeks ended September 6, 2008
                                        -------------------------------------------------------------------------------------
                                           Grocery (1)        Meat (2)        Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   ---------------  ---------------

Sales by Category                       $     3,538,728   $      969,243   $       597,330   $           -    $     5,105,301
                                        ===============   ==============   ===============   ==============   ===============

                                                             For the 28 weeks ended September 8, 2007
                                        -------------------------------------------------------------------------------------
                                           Grocery (1)        Meat (2)        Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   ---------------  ---------------

Sales by Category                       $     1,959,614   $      584,581   $       403,536   $       5,776    $     2,953,507
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

                                                                               For the 28 weeks ended
                                                                  -------------------------------------------------
                                                                     September 6, 2008          September 8, 2007
                                                                  ----------------------     ----------------------
Sales
    Fresh                                                         $          2,663,216       $         2,696,766
    Price Impact                                                             2,167,392                         -
    Gourmet                                                                    141,745                   129,474
    Other                                                                      132,948                   121,491
    Investment in Metro, Inc.                                                        -                     5,776
                                                                  ----------------------     ----------------------
Total sales                                                       $          5,105,301       $         2,953,507
                                                                  ======================     ======================
Segment income (loss)
    Fresh                                                         $             64,112       $            51,676
    Price Impact                                                                18,577                         -
    Gourmet                                                                      9,890                     5,586
    Other                                                                        1,305                    (1,614)
                                                                  ----------------------     ----------------------
Total segment income                                                            93,884                    55,648
    Corporate                                                                  (71,424)                  (70,273)
    Reconciling items *                                                        (31,892)                   15,641
                                                                  ----------------------     ----------------------
(Loss) income from operations                                                   (9,432)                    1,016
    Loss on sale of Canadian operations                                              -                      (286)
    Gain on sale of Metro, Inc.                                                      -                    78,388
    Nonoperating income                                                         91,492                         -
    Interest expense                                                           (79,894)                  (34,307)
    Interest and dividend income                                                   467                     8,321
    Equity earnings in Metro, Inc.                                                   -                     7,869
                                                                  ----------------------     ----------------------
Income from continuing operations before income taxes             $              2,633       $            61,001
                                                                  ======================     ======================

* Reconciling items which are not included in segment income (loss) include LIFO reserve adjustment, stock awards expense, restructuring events, real-estate related activity, integration costs and other nonrecurring adjustments.


                                                                               For the 28 weeks ended
                                                                  -------------------------------------------------
                                                                     September 6, 2008          September 8, 2007
                                                                  ----------------------     ----------------------
Segment depreciation and amortization - continuing operations
    Fresh                                                         $             51,134       $            55,298
    Price Impact                                                                52,203                         -
    Gourmet                                                                      5,570                     5,283
    Other                                                                        1,981                     2,287
                                                                  ----------------------     ----------------------
Total segment depreciation and amortization - continuing                       110,888                    62,868
    operations
    Corporate                                                                   29,936                    18,455
                                                                  ----------------------     ----------------------
Total depreciation and amortization - continuing operations                    140,824                    81,323
    Discontinued operations                                                          -                     8,637
                                                                  ----------------------     ----------------------
Total depreciation and amortization                               $            140,824       $            89,960
                                                                  ======================     ======================


16.  Related Party Transaction

On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner, of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and will bear interest at a rate of 6% per year, payable in twelve equal payments of $0.15 million over the term of the note.


17.  Investment in Metro, Inc.

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

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the 28 weeks ended September 8, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the 28 weeks ended September 8, 2007.

Metro, Inc.'s summarized financial information, derived from its unaudited second quarter ended March 17, 2007 financial statements, is as follows (in millions):

                                                      12 Weeks Ended
                                                      March 17, 2007
                                                      --------------
        Income statement:
        Net sales                                     $      2,096.5
                                                      ==============
        Cost of sales and operating expenses          $      1,967.1
                                                      ==============
        Net income                                    $         55.0
                                                      ==============

18.  Commitments and Contingencies

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

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc ("Defendants")
------------------------------------------------------------------------------
On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum's alleging violations of the overtime provisions of the New York Labor Law. Three named plaintiffs, Benedetto Lamarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

In April 2006, the plaintiffs filed a motion for class certification. In July 2007, the Court granted the plaintiffs' motion and certified the class as follows: All full-time hourly employees of Defendants who were employed in Defendants' supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages. The Court also ruled that the issue of whether to include an "opt-in" or "opt-out" provision is premature and can be decided after discovery.

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


19.  Subsequent Events

As discussed in Footnote 4 - Earnings Per Share, on September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 million share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, it is likely we will record the loaned shares as issued and outstanding starting on September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC and we may, among other things, terminate the call option and financing warrant transactions with LBOTC and seek to effect similar transactions with a new counterparty. In the event we terminate these transactions, we would have the right to monetary damages from LBOTC in an amount equal to the present value of our cost to replace the transactions with another party for the same period and on the same terms. Unless we enter into new call option and warrant transactions, the impact of the LBOTC bankruptcy effectively reduced conversion prices to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

On September 27, 2008, our Company agreed to sell C&S Wholesale Grocers, Inc. ("C&S") all general merchandise, heath beauty and cosmetics, seasonal grocery and other such merchandise warehoused at our distribution center located in Edison, New Jersey. The purchase price of this inventory was approximately $29.9 million and we agreed to repurchase all of the inventory by the end of our third quarter of fiscal 2008. No gain or loss was recorded on the sale.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 6, 2008 and September 8, 2007.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2008 to assist in understanding the business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 12 weeks ended September 6, 2008 compared to the 12 weeks ended September 8, 2007; results for the 28 weeks ended September 6, 2008 compared to the 28 weeks ended September 8, 2007; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.


BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 6, 2008 and September 8, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2007 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.


OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 445 stores as of September 6, 2008.

During the second quarter ended September 6, 2008, our chief operating decision maker changed the manner by which results are evaluated, therefore, our reportable segments have been revised to be consistent with the way our chief operating decision maker currently manages our business. Accordingly, we have revised our segment reporting to report five operating segments: Fresh, Price Impact, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Food Basics and Liquor businesses. Our investment in Metro, Inc. represents our former economic interest in Metro, Inc. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued were satisfied in fiscal 2007 and these operations have been reclassified as such in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008 and September 8, 2007.

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


OPERATING RESULTS
-----------------
The second quarter of fiscal 2008 produced mixed results. Although revenues and retail fundamentals such as market share and comparable store sales were quite favorable in all formats, overall earnings were below management expectations driven by issues in our Price Impact format. As evidenced in the segment reporting results, the Fresh, Gourmet and Discount formats showed very strong growth, both in sales and segment income. Price Impact results were mixed with very strong sales momentum, contrasted with a sharp decline in segment income. During the second quarter of fiscal 2008, we grew market share in each of our three major metropolitan markets, New York, Philadelphia and Baltimore.

We made significant progress toward our synergy goals with the annualized run rate of synergies approximating $120 million at the end of the second quarter of fiscal 2008. We realized approximately $25 million of synergies during the second quarter of fiscal 2008, comprised of reduced administrative costs ($16 million), reduced merchandise costs ($5 million), as well as reductions in store operating and marketing and advertising costs ($4 million).

We maintained all necessary liquidity during the second quarter of fiscal 2008 with availability of $167.5 million under our Credit Agreement as of September 6, 2008.

Fresh Format
(A&P, Waddbaum's and Super Fresh)

We advanced our Fresh format in the second quarter of fiscal 2008 with segment income improving by almost 30%, driven by an improvement in private label, fresh mix, and pricing strategies. Several new projects were completed during the quarter including the Branford and Greenwich, CT. locations. We now have 256 stores operating under our Fresh format, approximately 57% of our total operating stores.

Price Impact
(Pathmark and Pathmark Sav-A-Center)

Price Impact stores experienced significant comparable store sales and improved market share. However, Pathmark earnings were below management's expectation as we experienced issues which negatively impacted our gross margin rate. More specifically, we experienced the following:

     o Inflationary cost increases - Supplier cost inflation continued to increase significantly. The transition challenges of assuming the Pathmark business initially masked the impact of these increases to that business. Toward the end of the second quarter of fiscal 2008, we changed our strategy and processes for passing on these increases and have realized margin improvement since then.

     o Change in ordering processes - Prior to the close of the acquisition, Pathmark had initiated certain changes in store level processes resulting in declines in certain vendor funding and creating out-of-stock issues, most significantly during the second quarter of fiscal 2008. We modified these processes effective after the end of the second quarter and have since experienced significantly improved results.

On a positive note, our first Price Impact renovations have been completed and we commenced our Philadelphia initiative converting our first Super Fresh store to Pathmark Sav-A-Center. Several other Pathmark renovations in this market have also been completed and the total Philadelphia conversion/refresh strategy should be accomplished by year end.

Gourmet
(The Food Emporium)

Gourmet stores located in Manhattan continues with significant growth in sales and segment income. We have completed a full merchandise mix revamp, driving innovation and quality new merchandise lines. The newly merchandised stores combined with the local economic downturn experienced by Manhattan residents is causing a shift in resident buying patterns toward grocery shopping instead of restaurant dining.

Other
(Food Basics, Best Cellars and A&P Liquors)

Our Discount business operating under the Food Basics banner is realizing growth in both sales and segment income. We have refined the concept and have taken severely underperforming stores with negative cash flows and consistently moved them to profitability. The current economic environment is helping to drive this format, as it realizes continued year over year double digit comparable store sales growth. We are currently in the planning stages for more store conversions to this format as well as new sites in urban markets.

Additionally we have opened our first A&P Best Cellars stand alone liquor store in Westwood, N.J. with more in-store renovations to come. We have also grown our portfolio of Starbucks in-store locations.


OUTLOOK
-------
Cost inflation advanced to the highest level in recent history. In addition, the economic environment is experiencing instability in the financial markets and tightened credit markets. This environment will result in a continuing shift in consumer buying patterns towards more highly promoted and temporarily price reduced items and away from regular retail and higher margin goods. We believe this will be partially mitigated by a shift to higher margin private label merchandise.

In light of the deteriorating economic environment, we have shifted more of our capital dollars towards the Discount and Price Impact conversions, refreshes and new store initiatives. We are proceeding with a very conservative capital spending plan and are managing our liquidity very closely. Going forward we intend to leverage our various strategic formats in response to economic impacts and local market demographics in the most cost efficient and least capital intensive fashion possible.

Based on our performance during the early part of the third quarter of fiscal 2008, we believe most of the Pathmark related issues have been successfully addressed which should positively impact results. Further, we believe we are very well positioned with our diverse and strategically targeted retail formats to react and compete effectively in most economic environments.

Various factors could have a negative effect on our Company's financial position and results of operations. These include, among others, the following:

o Our retail food business and the grocery retailing industry continues to experience aggressive competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. Price-based competition has also, from time to time, adversely affected our operating margins. Competitors' greater financial strengths enable them to participate in aggressive pricing strategies selling inventory below costs to drive overall increased sales. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

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

o We are the primary obligor for a significant number of closed stores and warehouses under long-term leases. Our ability to sublet or assign these leases depends on the economic conditions of the real estate markets in which these leases are located. We have estimated our obligation under these leases, net of expected subleases and we have reserved for them, where appropriate. Unexpected changes in the marketplace or with individual sublessors could result in an adverse effect on our cash flow and earnings.

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

o Lehman Brothers Holdings Inc. ("Lehman") and certain of its subsidiaries, including, Lehman Brothers International (Europe) ("Lehman Europe") filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 million share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, it is likely we will record the loaned shares as issued and outstanding starting on September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

o We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC and we may, among other things, terminate the call option and financing warrant transactions with LBOTC and seek to effect similar transactions with a new counterparty. In the event we terminate these transactions, we would have the right to monetary damages from LBOTC in an amount equal to the present value of our cost to replace the transactions with another party for the same period and on the same terms. Unless we enter into new call option and warrant transactions, the impact of the LBOTC bankruptcy effectively reduced conversion prices to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

o Current economic conditions have been, and continue to be volatile, and in recent weeks the volatility has reached unprecedented levels. As a result of concern about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication that the financial institutions syndicated under our Credit Agreement would be unable to fulfill their commitments as of our filing date. Continued turbulence in the global credit markets and U.S. economy may adversely affect our results of operations, financial condition and liquidity.

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

12 WEEKS ENDED SEPTEMBER 6, 2008 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 8,
----------------------------------------------------------------------------
2007
----

OVERALL
-------
Sales for the second quarter of fiscal 2008 were $2,182.6 million compared to $1,274.3 million for the second quarter of fiscal 2007 due primarily to the acquisition of Pathmark; comparable store sales, which include stores that have been in operation for two full fiscal years and replacement stores, increased 2.8%. Loss from continuing operations increased from $2.9 million for the second quarter of fiscal 2007 to $3.6 million for the second quarter of fiscal 2008. Loss from discontinued operations of $88.4 million for the second quarter of fiscal 2007 decreased to a loss from discontinued operations of $13.8 million for the second quarter of fiscal 2008 due to the absence of the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share - basic for the second quarter of fiscal 2008 was $0.35 and net loss per share - diluted for the second quarter of fiscal 2008 was $1.75, compared to net loss per share - basic & diluted of $2.18 for the second quarter of fiscal 2007.

                                       12 Weeks         12 Weeks
                                        Ended            Ended         Favorable /
                                    Sept. 6, 2008    Sept. 8, 2007    (Unfavorable)   % Change
                                    -------------    -------------    ------------   -----------
Sales                                $ 2,182.6        $ 1,274.3         $ 908.3         71.3%
Increase in comparable store sales         2.8%             3.2%           NA           NA
Loss from continuing operations           (3.6)            (2.9)           (0.7)       (24.1%)
Loss from discontinued operations        (13.8)           (88.4)           74.6         84.4
Net loss                                 (17.4)           (91.3)           73.9         80.9%
Net loss per share - basic               (0.35)           (2.18)           1.83         83.9%
Net loss per share - diluted             (1.75)           (2.18)           0.45         20.6%

Average weekly sales per supermarket were approximately $428,000 for the second quarter of fiscal 2008 versus $353,700 for the corresponding period of the prior year, an increase of 21.0% primarily due to the acquisition of Pathmark's larger supermarkets in the fourth quarter of fiscal 2007.


SALES
-----

                                               For the 12 weeks ended
                                            ------------------------------
                                            Sept. 6, 2008    Sept. 8, 2007
                                            -------------    -------------
   Fresh                                    $   1,153,389    $   1,168,101
   Price Impact                                   913,197                -
   Gourmet                                         56,717           51,534
   Other                                           59,333           53,682
   Investment in Metro, Inc.                            -            1,021
                                            -------------    -------------
Total sales                                 $   2,182,636    $   1,274,338
                                            =============    =============

Sales increased from $1,274.3 million for the 12 weeks ended September 8, 2007 to $2,182.6 million for the 12 weeks ended September 6, 2008 primarily due to the acquisition of Pathmark in the fourth quarter of fiscal 2007 contributing $913.2 million in sales as well as an increase in comparable stores sales of $38.4 million, offset by the absence of sales from store closures of $48.4 million. The decrease in sales in our Fresh segment of $14.7 million is primarily due to the absence of sales from store closures of $46.0, offset by an increase in comparable store sales of $26.9 million and an increase in sales related to the opening of new stores of $4.4 million. The increase in sales in our Gourmet segment of $5.2 million is primarily due to comparable store sales increases. The sales increase of $5.7 million, or 10.5%, in our Other segment, representing Discount and Liquor, is primarily due to an increase in comparable store sales driven by our remodel program and our acquisition of Best Cellars, offset partially by store closures. The decrease in sales of $1.0 million, or 100%, in our Metro segment is due to the expiration of our information technology agreement with Metro, Inc. during fiscal 2007.


GROSS MARGIN
------------
Gross margin of $651.5 million decreased 143 basis points as a percentage of sales to 29.85% for the second quarter of fiscal 2008 from gross margin of $398.6 million or 31.28% for the second quarter of fiscal 2007 driven primarily by the inclusion of Pathmark in the second quarter of fiscal 2008 (136 basis points) and the expiration of our information technology agreement with Metro, Inc. (8 basis points.) Excluding the impact of the Pathmark acquisition, we achieved gross margin of $396.3 million or 31.22% as a percentage of sales in the second quarter of fiscal 2008, which represents an increase of 1 basis point from the second quarter of fiscal 2007, after excluding the margin related to our information technology agreement with Metro, Inc.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the second quarter of fiscal 2007 to the second quarter of fiscal 2008:

                     Sales Volume         Gross Margin Rate           Total
                   ---------------        -----------------       --------------
Total Company        $    284.1             $     (31.2)            $   252.9

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $663.1 million or 30.38% as a percentage of sales for the second quarter of fiscal 2008 compared to $391.2 million or 30.70% as a percentage of sales for the second quarter of fiscal 2007.

Included in SG&A for the second quarter of fiscal 2008 were certain charges as follows:

o occupancy related costs of $0.2 million (1 basis point) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 9 - Asset Disposition Initiatives;
o    restructuring costs of $0.4 million (2 basis points);
o net real estate activity of $5.4 million (25 basis points) during the second quarter of fiscal 2008; and
o    Pathmark acquisition related costs of $10.6 million (48 basis points).

Included in SG&A for the second quarter of fiscal 2007 were certain charges as follows:

o costs relating to a voluntary retirement buyout program of $0.6 million (4 basis points);
o    net real estate activity of $0.7 million (5 basis points); and
o    Pathmark acquisition related costs of $1.9 million (15 basis points).

Partially offset by:

o reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (7 basis points);
o gain on the sale of our owned warehouse in Edison, New Jersey of $14.2 million (112 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 9 - Asset Disposition Initiatives; and
o reversal of occupancy related costs of $0.8 million (7 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 9 - Asset Disposition Initiatives.

Excluding the items listed above, SG&A as a percentage of sales decreased by 208 basis points during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 primarily due to the acquisition of Pathmark which contributed higher sales productivity.

During the 12 weeks ended September 6, 2008 and September 8, 2007, we recorded impairment losses on long-lived assets due to expected closure, closure or conversion in the normal course of business of $1.0 million and $0.6 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


SEGMENT INCOME

                                       For the 12 weeks ended
                                    -----------------------------
                                    Sept. 6, 2008   Sept. 8, 2007
                                    -------------   -------------
   Fresh                            $      28,565   $      22,201
   Price Impact                            (2,447)              -
   Gourmet                                  2,475             710
   Other                                      641            (313)
                                    -------------   -------------
Total segment income                $      29,234   $      22,598
                                    =============   =============

Segment income increased $6.6 million from $22.6 million for the 12 weeks ended September 8, 2007 to $29.2 million for the 12 weeks ended September 6, 2008. Second quarter of fiscal 2008 results include segment loss of $2.4 million from the Pathmark business acquired in the fourth quarter of fiscal 2007. Our Fresh segment experienced an increase in segment income of $6.4 million from decreased costs, mainly in labor and administration. Segment income from our Gourmet business improved by $1.8 million primarily as a result of an improved gross margin rate partially offset by additional operating and administrative costs. The increase in segment income of $1.0 million in our Other segment, representing Discount and Liquor, is primarily due to improving sales and margin rates in both businesses and our acquisition of Best Cellars. Refer to Note 15 - Operating Segments for further discussion of our reportable operating segments.


INTEREST EXPENSE
----------------
Interest expense of $33.9 million for the second quarter of 2008 increased from the prior year amount of $14.6 million due primarily to the higher level of indebtedness related to our acquisition of Pathmark, including the issuance of $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012 resulting in an increase in interest expense of $8.7 million ($2.8 million of which were non-cash costs), increased borrowings on our Line of Credit and Credit Agreement resulting in interest expense of $5.6 million and an increase in interest expense related to Pathmark of $3.9 million primarily due to interest on capital leases.


NONOPERATING INCOME
-------------------
During the second quarter of fiscal 2008, we recorded $42.9 million in fair value adjustments for (i.) our Series B warrants acquired in connection with our purchase of Pathmark, (ii.) our conversion feature of the 5.125% convertible senior notes and (iii.) our financing warrants recorded in connection with the issuance of our convertible senior notes. There were no such gains during the second quarter of fiscal 2007.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the second quarter of fiscal 2008 was $1.0 million compared to a benefit from income taxes from continuing operations of $0.6 million for the second quarter of fiscal 2007. Consistent with the prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 41.3% for the 12 weeks ended September 6, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

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

The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2008 of $14.0 million decreased from a loss from operations of discontinued businesses, net of tax, of $86.3 million for the second quarter of fiscal 2007 primarily due to a decrease in vacancy related costs that were recorded in the second quarter of fiscal 2007 due to the closure of stores in the Midwest. The gain on disposal of discontinued operations of $0.2 million for the 12 weeks ended September 6, 2008 increased from the loss on disposal of discontinued operations in the prior year of $2.0 million primarily due to the absence of impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received and expected proceeds less costs to sell.


28 WEEKS ENDED SEPTEMBER 6, 2008 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 8,
----------------------------------------------------------------------------
2007
----

OVERALL
-------
Sales for the 28 weeks ended September 6, 2008 were $5,105.3 million compared to $2,953.5 million for the 28 weeks ended September 8, 2007 due primarily to the acquisition of Pathmark; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 3.0%. Income from continuing operations of $0.2 million for the 28 weeks ended September 6,

2008 decreased from income from continuing operations of $58.5 million for the 28 weeks ended September 8, 2007 primarily due to the absence of the gain on sale of shares of Metro, Inc. of $78.4 million. Loss from discontinued operations of $214.9 million for the 28 weeks ended September 8, 2007 decreased to a loss from discontinued operations of $15.3 million for the 28 weeks ended September 6, 2008 due to the absence of the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share - basic for the 28 weeks ended September 6, 2008 was $0.31 compared to a net loss per share - basic of $3.74 for the 28 weeks ended September 8, 2007. Net loss per share - diluted for the 28 weeks ended September 6, 2008 was $2.22 compared to a net loss per share - diluted of $3.70 for the 28 weeks ended September 8, 2007.

                                         28 Weeks         28 Weeks
                                          Ended            Ended         Favorable /
                                      Sept. 6, 2008    Sept. 8, 2007    (Unfavorable)      % Change
                                     ---------------  ---------------  ---------------    -----------
Sales                                   $ 5,105.3        $ 2,953.5        $ 2,151.8          72.9%
Increase in comparable store sales            3.0%             1.9%              NA            NA
Income from continuing operations             0.2             58.5            (58.3)        (99.7%)
Loss from discontinued operations           (15.3)          (214.9)           199.6          92.9%
Net loss                                    (15.1)          (156.4)           141.3          90.3%
Net loss per share - basic                  (0.31)           (3.74)            3.43          91.7%
Net loss per share - diluted                (2.22)           (3.70)            1.48          40.0%

Average weekly sales per supermarket were approximately $429,100 for the 28 weeks ended September 6, 2008 versus $350,800 for the corresponding period of the prior year, an increase of 22.3% primarily due to the acquisition of Pathmark's larger supermarkets in the fourth quarter of fiscal 2007.


SALES
-----
                                      For the 28 weeks ended
                                   ------------------------------
                                   Sept. 6, 2008    Sept. 8, 2007
                                   ------------     -------------
   Fresh                           $   2,663,216    $   2,696,766
   Price Impact                        2,167,392                -
   Gourmet                               141,745          129,474
   Other                                 132,948          121,491
   Investment in Metro, Inc.                   -            5,776
                                   -------------    -------------
Total sales                        $   5,105,301    $   2,953,507
                                   =============    =============

Sales increased from $2,953.5 million for the 28 weeks ended September 8, 2007 to $5,105.3 million for the 28 weeks ended September 6, 2008 primarily due to the acquisition of Pathmark in the fourth quarter of fiscal 2007 contributing $2,167.4 million in sales as well as an increase in comparable stores sales of $89.9 million, offset by the absence of sales from store closures of $116.6 million. The decrease in sales in our Fresh segment of $33.6 million is primarily due to the absence of sales from store closures of $111.0, offset by an increase in comparable store sales of $65.7 million and an increase in sales related to the opening of new stores of $11.7 million. The increase in sales in our Gourmet segment of $12.3 million is primarily due to comparable store sales increases. The sales increase of $11.4 million, or 9.4%, in our Other segment, representing Discount and Liquor, is primarily due to an increase in comparable store sales driven by our remodel program and our acquisition of Best Cellars, offset partially by store closures. The decrease in sales of $5.8 million, or 100%, in our Metro segment is due to the expiration of our information technology agreement with Metro, Inc. during fiscal 2007.


GROSS MARGIN
------------
Gross margin of $1,535.1 million decreased 113 basis points to 30.07% as a percentage of sales for the 28 weeks ended September 6, 2008 from $921.6 million or 31.20% as a percentage of sales for the 28 weeks ended September 8, 2007 driven primarily by the inclusion of Pathmark in the 28 weeks ended September 6, 2008 (116 basis points) and the expiration of our information technology agreement with Metro, Inc. (20 basis points.) Excluding the impact of the Pathmark acquisition, we achieved gross margin of $917.8 million or 31.24% as a percentage of sales for the 28 weeks ended September 6, 2008, which represents an increase of 23 basis points from the 28 weeks ended September 8, 2007, after excluding the margin related to our information technology agreement with Metro, Inc.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 28 weeks ended September 8, 2007 to the 28 weeks ended September 6, 2008:

                      Sales Volume        Gross Margin Rate          Total
                     --------------      -------------------      ------------
Total Company          $    671.4          $        (57.9)         $   613.5

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
SG&A expense was $1,544.6 million or 30.25% as a percentage of sales for the 28 weeks ended September 6, 2008 as compared to $920.6 million or 31.17% as a percentage of sales for the 28 weeks ended September 8, 2007.

Included in SG&A for the 28 weeks ended September 6, 2008 were certain charges as follows:

o    restructuring costs of $0.4 million (1 basis point);
o net real estate activity of $6.5 million (13 basis points) during the second quarter of fiscal 2008; and
o    Pathmark acquisition related costs of $24.6 million (48 basis points).

Included in SG&A for the 28 weeks ended September 8, 2007 were certain charges as follows:

o costs relating to a voluntary retirement buyout program of $0.5 million (2 basis points);
o    net real estate activity of $3.0 million (10 basis points); and
o    Pathmark acquisition related costs of $2.4 million (8 basis points).

Partially offset by:

o reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (3 basis points);
o gain on the sale of our owned warehouse in Edison, New Jersey of $13.4 million (45 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 9 - Asset Disposition Initiatives; and

o reversal of occupancy related costs of $1.4 million (5 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 9 - Asset Disposition Initiatives.

Excluding the items listed above, SG&A as a percentage of sales decreased by 187 basis points during the 28 weeks ended September 6, 2008 as compared to the 28 weeks ended September 8, 2007 primarily due to the acquisition of Pathmark which contributed higher sales productivity.

During the 28 weeks ended September 6, 2008 and September 8, 2007, we recorded impairment losses on long-lived assets for impairments due to expected closure, closure or conversion of stores in the normal course of business of $1.8 million and $1.1 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.


SEGMENT INCOME
--------------

                                           For the 28 weeks ended
                                      -------------------------------
                                      Sept. 6, 2008     Sept. 8, 2007
                                      -------------     -------------
   Fresh                              $      64,112     $      51,676
   Price Impact                              18,577                 -
   Gourmet                                    9,890             5,586
   Other                                      1,305            (1,614)
                                      -------------     -------------
Total segment income                  $      93,884     $      55,648
                                      =============     =============

Segment income increased $38.3 million from $55.6 million for the 28 weeks ended September 8, 2007 to $93.9 million for the 28 weeks ended September 6, 2008. Second quarter of fiscal 2008 results include segment income of $18.6 million from the Pathmark business acquired in the fourth quarter of fiscal 2007. Our Fresh segment experienced an increase in segment income of $12.4 million from decreased costs, mainly in labor and administration. Segment income from our Gourmet business improved by $4.3 million primarily as a result of an improved gross margin rate partially offset by additional operating and administrative costs. The increase in segment income of $2.9 million in our Other segment, representing Discount and Liquor, is primarily due to improving sales and margin rates in both businesses and our acquisition of Best Cellars. Refer to Note 15 - Operating Segments for further discussion of our reportable operating segments.


INTEREST EXPENSE
----------------
Interest expense of $79.9 million for the 28 weeks ended September 6, 2008 increased from the prior year amount of $34.3 million due primarily to the higher level of indebtedness related to our acquisition of Pathmark, including the issuance of $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012 resulting in an increase in interest expense of $20.3 million ($6.5 million of which were non-cash costs), increased borrowings on our Line of Credit and Credit Agreement resulting in an increase in interest expense of $11.3 million and an increase in interest expense related to Pathmark of $11.3 million primarily due to interest on capital leases.

NONOPERATING INCOME
-------------------
During the 28 weeks ended September 6, 2008, we recorded $91.5 million in fair value adjustments for (i.) our Series A and Series B warrants acquired in connection with our purchase of Pathmark, (ii.) our conversion feature of the 5.125% convertible senior notes and the 6.75% convertible senior notes, and (iii.) our financing warrants recorded in connection with the issuance of our convertible senior notes. There were no such gains during the 28 weeks ended September 8, 2007.


EQUITY IN EARNINGS OF METRO, INC.
---------------------------------
We used the equity method of accounting to account for our investment in Metro, Inc., through March 13, 2007, because we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 28 weeks ended September 8, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc.

During fiscal 2007, we sold all of our holdings in Metro, Inc. Thus, there were no such equity earnings during the 28 weeks ended September 6, 2008.


INCOME TAXES
------------
The provision for income taxes from continuing operations for the 28 weeks ended September 6, 2008 was $2.4 million compared to $2.5 million for the 28 weeks ended September 8, 2007. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 92.0% for the 28 weeks ended September 6, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series A and B warrants.

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

The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 6, 2008 of $18.2 million decreased from a loss from operations of discontinued businesses, net of tax, of $166.1 million for the 28 weeks ended September 8, 2007 primarily due to a decrease in vacancy related costs that were recorded in the first and second quarters of fiscal 2007 due to the closure of stores in the Midwest and the Greater New Orleans area. The gain on disposal of discontinued operations of $2.8 million for the 28 weeks ended September 6, 2008 increased from the loss on disposal of discontinued operations in the prior year of $48.8 million primarily due to the absence of impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received and expected proceeds less costs to sell.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statements of Cash
Flows:

                                                                   28 Weeks Ended
                                                          ---------------------------------
                                                          Sept. 6, 2008       Sept. 8, 2007
                                                          -------------       -------------
Net cash (used in) provided by operating activities       $     (30,824)      $       1,999
                                                          ---------------     -------------

Net cash (used in) provided by investing activities       $     (45,225)      $      75,524
                                                          ---------------     -------------

Net cash provided by (used in) financing activities       $     106,385       $     (87,516)
                                                          ---------------     -------------

Net cash used in operating activities of $30.8 million for the 28 weeks ended September 6, 2008 primarily reflected our net loss of $15.1 million, adjusted for non-cash charges for (i.) depreciation and amortization of $140.8 million, (ii.) charges related to our asset disposition initiatives of $4.9 million, (iii.) other share based awards of $7.0 million, partially offset by, (iv.) gain on disposal of discontinued operations of $2.8 million, and (v.) nonoperating income related to marked to market adjustments for financial instruments of $91.5 million. Further, cash was provided by an increase in accounts payable of $50.5 million mainly due to the timing of payments partially offset by an increase in inventories of $20.6 million, an increase in prepaid expenses and other current assets of $19.0 million, an increase in other assets of $9.0 million, a decrease in accrued salaries, wages and benefits, and taxes of $23.7 million, a decrease in other non-current liabilities of $51.5 million primarily due to payments on closed locations. Refer to Working Capital below for discussion of changes in working capital items. Net cash provided by operating activities of $2.0 million for the 28 weeks ended September 8, 2007 primarily reflected our net loss of $156.5 million, adjusted for non-cash charges for (i.) depreciation and amortization of $90.0 million, (ii.) losses on the disposal of owned property of $1.2 million, (iii.) loss on disposal of discontinued operations of $48.8 million, (iv) other property impairments of $1.1 million partially offset by (v.) income from our asset disposition initiatives, primarily related to real estate gains, of $21.0 million, (vi.) our equity in earnings of Metro, Inc. of $7.9 million, and (vii.) the gain on sale of shares of Metro, Inc. of $78.4 million. Further, cash was provided by a decrease in accounts receivable of $33.0 million, a decrease in inventories of $71.6 million, an increase in other non-current liabilities of $70.0 million due to an increase in our store closing reserves, partially offset by an increase in prepaid expenses and other current assets of $10.8 million, an increase in other assets of $9.0 million and a decrease in accounts payable of $29.6 million mainly due to the timing of payments.

Net cash used in investing activities of $45.2 million for the 28 weeks ended September 6, 2008 primarily reflected property expenditures totaling $59.4 million, which included 2 new liquor stores, 3 major remodels, 1 major enlargement, 4 Pathmark Price Impact remodels and 3 Starbucks remodels partially offset by proceeds from disposal of property of $6.1 million and proceeds from maturities of restricted marketable securities of $7.1 million. For fiscal 2008, we have reduced our planned capital expenditures from approximately $200 million to an approximate range of $100 million to $125 million mainly due to a shift to lower cost Pathmark Price Impact remodels as well as our intention to limit capital expenditures in light of the difficult economic environment. Net cash provided by investing activities of $75.5 million for the 28 weeks ended September 8, 2007 primarily reflected proceeds from the sale of assets of $74.4 million ($22.9 million in the Northeast, $51.1 million in the Midwest and $0.4 million in the Greater New Orleans area), cash received from the sale of shares of Metro, Inc. of $203.5 million, and net sales of marketable securities of $20.4 million partially offset by an increase in restricted cash of $142.7 million and property expenditures totaling $79.8 million, which included 3 new supermarkets, 6 major remodels and 2 minor remodels.

Net cash provided by financing activities of $106.4 million for the 28 weeks ended September 6, 2008 primarily reflected net proceeds under our revolving lines of credit of $108.0 million, proceeds from a promissory note of $10.0 million, an increase in book overdrafts of $35.1 million, partially offset by the settlement of Series A warrants of $45.7 million. Net cash used in financing activities of $87.5 million for the 28 weeks ended September 8, 2007 primarily reflected principal payments on long-term borrowings of $32.0 million and net principal payments on revolving lines of credit of $63.2 million partially offset by proceeds from the exercise of stock options of $6.1 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2008 at this time has been approved and we believe that our present cash resources, including invested cash on hand, available borrowings from our Credit Agreement and other sources, are sufficient to meet our needs. Based on information available to us, we have no indication that the financial institutions syndicated under our Credit Agreement would be unable to fulfill their commitments as of our filing date. However, given the current economic environment and credit risk market crisis there is no assurance that this may not change in the foreseeable future.

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


WORKING CAPITAL
---------------
We had working capital of $154.3 million at September 6, 2008 compared to working capital of $117.1 million at February 23, 2008. We had cash and cash equivalents aggregating $131.0 million at September 6, 2008 compared to $100.7 million at February 23, 2008. The increase in working capital was attributable primarily to the following:

o An increase in cash and cash equivalents as detailed in the Consolidated Statements of Cash Flows;
o    An increase in inventories due to seasonality;

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


LINE OF CREDIT
--------------
On January 16, 2008, we entered into a secured line of credit agreement with Blue Ridge Investments, L.L.C. This agreement enables us to borrow funds on a revolving basis subject to invested cash balances. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. At September 6, 2008 and February 23, 2008, we had borrowings outstanding under this line of credit agreement of $11.4 million and $11.6 million, respectively. This agreement expires December 31, 2008. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. See Note 5 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, for further discussion on the Columbia Fund.


CREDIT AGREEMENT
----------------
On December 3, 2007, the 2005 Revolving Credit Agreement and Letter of Credit Agreement were refinanced pursuant to a new $675 million Credit Agreement ("Credit Agreement"). Our Credit Agreement is syndicated by various financial institutions with Banc of America Securities LLC and Bank of America, N.A. as the lead arranger. Subject to borrowing base requirements, the Credit Agreement provides for a five-year term loan of $82.9 million and a five-year revolving credit facility of $592.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement includes a $100 million accordion feature which gives us the ability to increase commitments from $675 million to $775 million. The Credit Agreement is collateralized by all assets of the company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases. At September 6, 2008, there were $277.9 million of loans and $229.6 million in letters of credit outstanding under this agreement. As of September 6, 2008, after reducing availability for borrowing base requirements, we had $167.5 million available under the Credit Agreement.

On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitment was converted into a $50 million term loan tranche which was collateralized by certain real estate assets at an increased margin rate. This agreement expires in December 2012.

Based on information available to us, we have no indication that the financial institutions syndicated under our Credit Agreement would be unable to fulfill their commitments as of our filing date.

PROMISSORY NOTE
---------------
On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner, of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and will bear interest at a rate of 6% per year, payable in twelve equal payments of $0.15 million over the term of the note.


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

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $48.8 million and $76.0 million, respectively, for the Series B warrants market value adjustment. The value of the Series B warrants were $30.1 million as of September 6, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                 For the 28 weeks
                                       ended
                                 September 6, 2008
                                 -----------------
    Expected life                     6.8 years
    Volatility                         53.0%
    Dividend yield                      0%
    Risk-free interest rate            3.24%

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $593.2 million at September 6, 2008 consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011, $144.2 million of 5.125% Convertible Senior Notes due June 15,

2011, $236.2 million of 6.75% Convertible Senior Notes due December 15, 2012 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 5.125% and 6.75% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

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

Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively. We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC and we may, among other things, terminate the call option and financing warrant transactions with LBOTC and seek to effect similar transactions with a new counterparty. Unless we enter into new call option and warrant transactions, the impact of the LBOTC bankruptcy effectively reduced conversion prices to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long term liability. The portion of the conversion features for which there are not shares available for settlement of conversions is marked to market each balance sheet date. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock our Company has authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $1.7 million and a gain of $9.4 million, respectively, in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 28 weeks ended September 6, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 6.75% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the exercise of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.75% convertible senior notes of $13.8 million and $14.7 million as of June 26, 2008, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. Thus, the fair value of the conversion features for the 5.125% and 6.75% convertible notes are no longer classified as a liability at September 6, 2008. The following assumptions and estimates were used in the Black-Scholes model:

                                      As of
                                  June 26, 2008
                                  -------------
     Expected life                   3.0 years
     Volatility                       33.4%
     Dividend yield                     0%
     Risk-free interest rate           3.11%

SHARE LENDING AGREEMENTS
------------------------
We have entered into share lending agreements, dated December 12, 2007, with certain financial institutions, under which we have agreed to loan up to 11,278,988 shares of our common stock (subject to certain adjustments set forth in the share lending agreements). These borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the stock lending agreement and a legal obstacle exists that prevents the Borrower from returning the shares, the Borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation. On June 26, 2008, security holders approved to loan up to an additional 1,577,569 shares of our Company's common stock pursuant to the share lending agreement.

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

On September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 million share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, it is likely we will record the loaned shares as issued and outstanding starting on September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

CALL OPTION AND FINANCING WARRANT
---------------------------------
Concurrent with our issuance of the convertible senior notes, we entered into call option and financing warrant transactions with financial institutions that are affiliates of the underwriters to reduce the potential dilution upon future conversion of the notes and to effectively increase the conversion price of the notes. The call options allow our Company to purchase common shares at $36.40 with respect to the 5.125% notes and $37.80 with respect to the 6.75% notes. These purchased shares would be used to satisfy the conversion of the convertible senior notes. The call options are accounted for as free standing derivatives and $73.5 million is recorded as equity in the Consolidated Balance Sheet. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, our Company did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares were available and were recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock our Company has authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model and $28.9 million was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008. These financing warrants are no longer classified as a liability at September 6, 2008. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $4.2 million and a gain of $2.3 million, respectively, relating to these warrants, which is included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                                As of
                                            June 26, 2008
                                        ---------------------
     Expected life                      3.3 years - 4.8 years
     Volatility                                33.4%
     Dividend yield                             0%
     Risk-free interest rate range          3.11% - 3.54%

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC and we may, among other things, terminate the call option and financing warrant transactions with LBOTC and seek to effect similar transactions with a new counterparty. In the event we terminate these transactions, we would have the right to monetary damages from LBOTC in an amount equal to the present value of our cost to replace the transactions with another party for the same period and on the same terms.


OTHER
-----
We are the guarantor of a loan of $1.2 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 6, 2008, 229 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $697.2 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with stable outlook with Moody's Investors Service ("Moody's") as of September 6, 2008. Our existing senior debt rating was B with positive outlook with Standard & Poor's Ratings Group ("S&P") as of September 6, 2008. Also S&P assigned B- ratings to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012. Moody's assigned a Caa1 rating to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012.

Our liquidity rating was SGL3 with Moody's as of September 6, 2008. Our recovery rating was 5 with S&P as of September 6, 2008 indicating a modest expectation of 10%-30% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.


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

As of September 6, 2008, we had recorded liabilities for estimated probable obligations of $183 million. Of this amount, $21 million relates to stores closed in the normal course of business, $26 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 9 of our Consolidated Financial Statements), and $136 million relates to stores closed as part of our discontinued operations (see Note 8 of our Consolidated Financial Statements). Due to the long-term nature of the lease commitments, it is possible that current accruals, which are based on estimates of vacancy costs and sublease income, will change in the future as economic conditions change in the real estate market; however, we are unable to estimate the impact of such changes at this time and the existing obligations are management's best estimate of these obligations at this time.

Warrant Liability
We have warrants which are recorded as liabilities in our financial statements and marked to market each reporting period using the Black-Scholes option pricing model. The value of these liabilities may change as a result of changes in A&P's stock price, the remaining time until maturity, and the current interest rate.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on all of our Notes as of September 6, 2008 of $605.5 million because they are at fixed interest rates. However, we do have cash flow exposure on our committed bank lines of credit of $289.3 million due to our variable floating rate pricing. Accordingly, during the 12 and 28 weeks ended September 6, 2008, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.7 million and $1.3 million, respectively. A presumed 1% change in the variable floating rate during the 12 and 28 weeks ended September 8, 2007, would have impacted interest expense by $0.04 million and $0.14 million, respectively.


Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. As we have approximately $1.0 million in assets denominated in foreign currency, we do not believe that a change in the Canadian currency of 10% will have a material effect on our Consolidated Statements of Operations or Cash Flows.


ITEM 4 - Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes during our Company's fiscal quarter ended September 6, 2008 in our Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.


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

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 18 - Commitments and Contingencies for discussion of our legal proceedings.


ITEM 1A - Risk Factors

Refer to Item 1A - Risk Factors in our Fiscal 2007 Form 10-K


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 - Defaults Upon Senior Securities

None


ITEM 4 - Submission of Matters to a Vote of Security Holders

At our special meeting of shareholders, held June 26, 2008, there were 44,005,421 shares or 76.35% of the 57,634,195 shares outstanding and entitled to vote represented either in person or by proxy.

Of the total shares cast, 74.49% of the shares were voted in favor of Proposal 1, which represents more than a two-thirds majority of the votes cast in person or by proxy, for an amendment to our Company's charter to increase the total number of shares of common stock which our Company has authority to issue from 80,000,000 to 160,000,000 shares.

More than a majority of the shares were voted in favor of Proposals 2 though 5:
76.24% of the shares voted to approve the issuance of our Company's common stock pursuant to a net share settlement of the warrants described in the special meeting proxy statement; 76.22% of the shares voted to approve the issuance of an additional 1,577,569 shares of our Company's common stock pursuant to the share lending agreements described in the special meeting proxy statement; 63.67% of the shares voted to approve the adoption of our Company's 2008 Long Term Incentive and Share Award Plan; and 54.68% of the shares voted to approve a proposal to adjourn or postpone the Special Meeting, if necessary, to solicit additional proxies.

At our Annual Meeting of shareholders, held July 17, 2008, there were 48,852,383 shares or 84.76% of the 57,632,929 shares outstanding and entitled to vote represented either in person or by proxy.

Of the total shares cast, an affirmative vote of a majority of the votes cast at the Annual Meeting, or 83.86%, voted in favor of Proposal 1, for the election of nine directors.

ITEM 5 - Other Information

None


ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

         EXHIBIT NO.           DESCRIPTION
         -----------           -----------
           10.50               Warehousing, Distribution and Related Services
                               Agreement dated March 7, 2008 by and between the
                               Company and C&S Wholesale Grocers, Inc.
                               (incorporated herein by reference to Exhibit
                               10.50 to Form 10-Q filed on July 21, 2008)

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


THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Dated:  October 14, 2008      By:           /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                      Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)