Form 10-Q
period 2008-11-29
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-01-08
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

            Maryland                                     13-1890974
----------------------------------                 ------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 573-9700
                ------------------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                                Accelerated filer [X]
Non-accelerated filer   [ ](Do not check if smaller reporting company)
                                                   Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              YES [ ]    NO [X]

As of January 6, 2009, the Registrant had a total of 57,674,799 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              12 Weeks Ended                  40 Weeks Ended
                                                       -----------------------------   -----------------------------
                                                       Nov. 29, 2008    Dec. 1, 2007   Nov. 29, 2008    Dec. 1, 2007
                                                       -------------    ------------   -------------    ------------
Sales                                                   $  2,120,954    $  1,251,123    $  7,226,255    $  4,204,630
Cost of merchandise sold                                  (1,460,569)       (869,448)     (5,030,741)     (2,901,336)
                                                        ------------    ------------    ------------    ------------
Gross margin                                                 660,385         381,675       2,195,514       1,303,294
Store operating, general and administrative
    expense                                                 (648,476)       (402,808)     (2,193,037)     (1,323,411)
                                                        ------------    ------------    ------------    ------------
Income (loss) from operations                                 11,909         (21,133)          2,477         (20,117)
Gain on sale of Canadian operations                               --             495              --             209
Gain on disposition of Metro, Inc.                                --         106,063              --         184,451
Nonoperating income                                           22,777              --         114,269              --
Interest expense                                             (36,727)        (14,499)       (116,621)        (48,806)
Interest and dividend income                                      86           3,910             553          12,231
Equity in earnings of Metro, Inc.                                 --              --              --           7,869
                                                        ------------    ------------    ------------    ------------
(Loss) income from continuing operations
    before income taxes                                       (1,955)         74,836             678         135,837
Provision for income taxes                                    (1,038)         (1,754)         (3,460)         (4,288)
                                                        ------------    ------------    ------------    ------------
(Loss) income from continuing operations                      (2,993)         73,082          (2,782)        131,549
Discontinued operations:
    Loss from operations of discontinued
       businesses, net of tax provision of $0
       for the 12 and 40 weeks ended 11/29/08
       and 12/1/07,respectively                              (12,466)        (13,540)        (30,624)       (179,667)
    Gain (loss) on disposal of discontinued
       businesses, net of tax provision of $0
       for the 12 and 40 weeks ended 11/29/08
       and 12/1/07, respectively                               1,831          (2,235)          4,653         (51,039)
                                                        ------------    ------------    ------------    ------------
     Loss from discontinued operations                       (10,635)        (15,775)        (25,971)       (230,706)
                                                        ------------    ------------    ------------    ------------
Net (loss) income                                       $    (13,628)   $     57,307    $    (28,753)   $    (99,157)
                                                        ============    ============    ============    ============
Net (loss) income per share -- basic:
    Continuing operations                               $      (0.06)   $       1.74    $      (0.05)   $       3.14
    Discontinued operations                                    (0.20)          (0.38)          (0.52)          (5.51)
                                                        ------------    ------------    ------------    ------------
Net (loss) income per share -- basic                    $      (0.26)   $       1.36    $      (0.57)   $      (2.37)
                                                        ============    ============    ============    ============
Net (loss) income per share -- diluted:
    Continuing operations                               $      (1.35)   $       1.73    $      (2.33)   $       3.11
    Discontinued operations                                    (0.26)          (0.38)          (0.46)          (5.45)
                                                        ------------    ------------    ------------    ------------
Net (loss) income per share -- diluted                  $      (1.61)   $       1.35    $      (2.79)   $      (2.34)
                                                        ============    ============    ============    ============
Weighted average number of common shares outstanding:
        Basic                                             52,391,948      41,961,253      50,362,875      41,888,969
                                                        ============    ============    ============    ============
        Diluted                                           41,462,695      42,363,903      56,190,659      42,306,348
                                                        ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                       Retained     Accumulated
                                                 Common Stock          Additional      Earnings        Other            Total
                                         -------------------------      Paid-in     (Accumulated   Comprehensive    Stockholders'
                                            Shares         Amount       Capital        Deficit)    (Loss) Income       Equity
                                         -----------    -----------   -----------   ------------   --------------   -------------
40 Week Period Ended November 29, 2008
--------------------------------------
Balance at beginning of period            57,100,955    $    57,101   $   373,594    $    16,423    $   (28,975)     $   418,143
Net loss                                                                                 (28,753)                        (28,753)
Other comprehensive loss                                                                                   (744)            (744)
Financing warrants and conversion
   features related to convertible debt                                    57,422                                         57,422
Stock options exercised                      106,626            107         2,096                                          2,203
Other share based awards                     455,953            456         3,186                                          3,642
                                         -----------    -----------   -----------    -----------    -----------      -----------
Balance at end of period                  57,663,534    $    57,664   $   436,298    $   (12,330)   $   (29,719)     $   451,913
                                         ===========    ===========   ===========    ===========    ===========      ===========

40 Week Period Ended December 1, 2007
-------------------------------------
Balance at beginning of period,
   as previously reported                 41,589,195    $    41,589   $   212,868    $   153,325    $    22,888      $   430,670
Impact of the adoption of change in
   measurement date under FAS 158                                                           (643)                           (643)
Cumulative impact of
   the adoption of FIN48                                                                  24,421                          24,421
                                         -----------    -----------   -----------    -----------    -----------      -----------
Balance at beginning of period,
   as adjusted                            41,589,195         41,589       212,868        177,103         22,888          454,448
Net loss                                                                                 (99,157)                        (99,157)
Other comprehensive loss                                                                                (10,802)         (10,802)
Stock options exercised                      368,974            369         5,848                                          6,217
Tax benefit on stock options                                                2,374                                          2,374
Other share based awards                       6,597              7         7,275                                          7,282
                                         ------------   -----------   -----------    -----------    -----------      -----------
Balance at end of period                  41,964,766    $    41,965   $   228,365    $    77,946    $    12,086      $   360,362
                                         ===========    ===========   ===========    ===========    ===========      ===========

Comprehensive (Loss) Income
---------------------------

                                                                 12 Weeks Ended                    40 weeks Ended
                                                         ------------------------------    ------------------------------
                                                         Nov. 29, 2008     Dec. 1, 2007    Nov. 29, 2008     Dec. 1, 2007
                                                         -------------     ------------    -------------     ------------
Net (loss) income                                          $   (13,628)     $    57,307      $   (28,753)     $   (99,157)
                                                           -----------      -----------      -----------      -----------
Foreign currency translation adjustment, net of tax                 --          (34,268)              --           (9,710)
Reclassification adjustment for sale of investment
     securities, net of tax                                         --         (115,385)              --               --
Net unrealized gain on marketable securities, net of tax            --               --               --               22
Pension and other post-retirement benefits, net of tax            (154)            (334)            (744)          (1,114)
                                                           -----------      -----------      -----------      -----------
Other comprehensive loss, net of tax                              (154)        (149,987)            (744)         (10,802)
                                                           -----------      -----------      -----------      -----------
Total comprehensive loss                                   $   (13,782)     $   (92,680)     $   (29,497)     $  (109,959)
                                                           ===========      ===========      ===========      ===========

Accumulated Other Comprehensive (Loss) Income Balances
------------------------------------------------------

                                                               Net Unrealized    Net Unrealized       Pension        Accumulated
                                                 Foreign           Gain on         (Loss) Gain        & Other           Other
                                                Currency         Investment      on Marketable    Post-retirement    Comprehensive
                                               Translation       Securities       Securities         Benefits        (Loss) Income
                                               -------------    -----------      -------------     ------------      ------------
Balance at February 23, 2008                   $          --    $        --       $         --     $   (28,975)      $   (28,975)
Current period change                                     --             --                 --            (744)             (744)
                                               -------------    -----------       ------------     ------------      ------------
Balance at November 29, 2008                   $          --    $        --       $         --     $   (29,719)      $   (29,719)
                                               =============    ===========       ============     ============      ============

Balance at February 24, 2007                   $       9,710    $        --       $        (22)    $    13,200       $    22,888
Current period change                                 (9,710)            --                 22          (1,114)          (10,802)
                                               -------------    -----------       ------------     ------------      ------------
Balance at December 1, 2007                    $          --    $        --       $         --     $    12,086       $    12,086
                                               =============    ===========       ============     ============      ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                                                                November 29, 2008  February 23, 2008
                                                                                -----------------  -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                       $   160,863       $   100,733
      Restricted cash                                                                       2,662             3,713
      Restricted marketable securities                                                      2,059             6,796
      Accounts receivable, net of allowance for doubtful accounts of $9,972
         and $6,152 at November 29, 2008 and February 23, 2008, respectively              170,495           173,203
      Inventories                                                                         552,824           505,012
      Prepaid expenses and other current assets                                            67,741            94,969
                                                                                      -----------       -----------
         Total current assets                                                             956,644           884,426
                                                                                      -----------       -----------
Non-current assets:
      Property:
         Property owned, net                                                            1,647,992         1,751,440
         Property leased under capital leases, net                                        136,805           149,363
                                                                                      -----------       -----------
      Property - net                                                                    1,784,797         1,900,803
      Goodwill                                                                            483,560           387,546
      Intangible assets, net                                                              226,972           234,086
      Other assets                                                                        259,328           236,995
                                                                                      -----------       -----------
Total assets                                                                          $ 3,711,301       $ 3,643,856
                                                                                      ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                               $     8,209       $    11,875
      Current portion of obligations under capital leases                                  11,891            11,344
      Current portion of other financial liabilities                                           --            44,539
      Accounts payable                                                                    237,501           216,703
      Book overdrafts                                                                      50,969            36,435
      Accrued salaries, wages and benefits                                                146,235           175,430
      Accrued taxes                                                                        45,077            46,156
      Other accruals                                                                      222,583           229,333
                                                                                      -----------       -----------
         Total current liabilities                                                        722,465           771,815
                                                                                      -----------       -----------
Non-current liabilities:
      Long-term debt                                                                      969,810           758,886
      Long-term obligations under capital leases                                          150,357           157,430
      Long-term real estate liabilities                                                   345,733           346,110
      Deferred real estate income                                                          77,668            81,110
      Other financial liabilities                                                           7,360           180,250
      Other non-current liabilities                                                       985,995           930,112
                                                                                      -----------       -----------
Total liabilities                                                                       3,259,388         3,225,713
                                                                                      -----------       -----------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares; issued - none              --                --
      Common stock--$1 par value; authorized - 160,000,000 shares; issued and outstanding -- 57,663,534 and 57,100,955 shares at November 29, 2008
         and February 23, 2008, respectively                                               57,664            57,101
      Additional paid-in capital                                                          436,298           373,594
      Accumulated other comprehensive loss                                                (29,719)          (28,975)
      (Accumulated deficit) retained earnings                                             (12,330)           16,423
                                                                                      -----------       -----------
Total stockholders' equity                                                                451,913           418,143
                                                                                      -----------       -----------
Total liabilities and stockholders' equity                                            $ 3,711,301       $ 3,643,856
                                                                                      ===========       ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 40 weeks Ended
                                                                                          ----------------------------
                                                                                          Nov. 29, 2008   Dec. 1, 2007
                                                                                          -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $   (28,753)     $ (99,157)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Asset disposition initiatives                                                              9,824        120,422
       Depreciation and amortization                                                            201,362        122,614
       (Gain) loss on disposal of owned property and write-down of property, net                   (362)         2,514
       (Gain) loss on disposal of discontinued operations                                        (4,653)        51,039
       Other property impairments                                                                 2,667          3,551
       Gain on sale of Canadian operations                                                           --           (209)
       Nonoperating income                                                                     (114,269)            --
       Other share based awards                                                                   3,642          7,282
       Equity in earnings of Metro, Inc.                                                             --         (7,869)
       Gain on disposition of Metro, Inc.                                                            --       (184,451)
   Other changes in assets and liabilities:
       (Increase) decrease in receivables                                                        (2,634)        31,915
       (Increase) decrease in inventories                                                       (49,116)        72,741
       Increase in prepaid expenses and other current assets                                     (2,627)       (14,230)
       Increase in other assets                                                                 (11,766)        (3,131)
       Increase (decrease) in accounts payable                                                   21,710        (27,285)
       Decrease in accrued salaries, wages, benefits and taxes                                  (30,323)       (52,836)
       Decrease in other accruals                                                                (1,939)        (5,544)
       Decrease in other non-current liabilities                                                (49,042)       (42,559)
       Other operating activities, net                                                            8,065            (67)
                                                                                            -----------      ---------
Net cash used in operating activities                                                           (48,214)       (25,260)
                                                                                            -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                                    (85,659)       (98,447)
   Proceeds from disposal of property                                                            17,702        121,583
   Purchase of business                                                                              --           (765)
   Disposal related expenditures for sale of Canadian operations                                     --           (395)
   Acquisition related expenditures for the purchase of Pathmark Stores, Inc.                        --        (18,668)
   Decrease (increase) in restricted cash                                                         1,051       (490,933)
   Net proceeds from the sale of shares of Metro, Inc.                                               --        551,238
   Proceeds from maturities of marketable securities                                              9,907         20,446
                                                                                            -----------      ---------
Net cash (used in) provided by investing activities                                             (56,999)        84,059
                                                                                            -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                                   1,683,823        459,200
   Principal payments on revolving lines of credit                                           (1,491,940)      (517,900)
   Proceeds under line of credit                                                                 54,936             --
   Principal payments on line of credit                                                         (58,607)            --
   Proceeds from promissory note                                                                 10,000             --
   Payments on long-term borrowings                                                                (206)       (31,977)
   Settlement of Series A warrants                                                              (45,735)            --
   Long term real estate liabilities                                                                 25          6,419
   Principal payments on capital leases                                                          (5,567)          (262)
   Increase in book overdrafts                                                                   14,534          1,448
   Deferred financing fees                                                                        1,961           (257)
   Acquisition related expenditures for financing the purchase of Pathmark Stores, Inc.              --           (865)
   Tax benefit on stock options                                                                      --          2,374
   Proceeds from exercises of stock options                                                       2,203          6,217
                                                                                            -----------      ---------
Net cash provided by (used in) financing activities                                             165,427        (75,603)
   Effect of exchange rate changes on cash and cash equivalents                                     (84)            20
                                                                                            -----------      ---------
Net increase (decrease) in cash and cash equivalents                                             60,130        (16,784)
Cash and cash equivalents at beginning of period                                                100,733         86,194
                                                                                            -----------      ---------
Cash and cash equivalents at end of period                                                  $   160,863      $  69,410
                                                                                            ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                      $    92,223      $  48,974
Cash paid during the year for income taxes                                                  $     3,147      $   1,853

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2008 and December 1, 2007, Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows for the 40 weeks ended November 29, 2008 and December 1, 2007, and the Consolidated Balance Sheets at November 29, 2008 and February 23, 2008 of The Great Atlantic & Pacific Tea Company, Inc. ("We," "Our," "Us" or "Our Company"), are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our revised Fiscal 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

2.   Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS ") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (our year ending February 28, 2009). In February 2008, the FASB also issued FASB Staff Position ("FSP") No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 excludes FASB Statement No. 13, "Accounting for Leases" ("SFAS 13"), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157.

In addition, in February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159, "The Fair Value Option for

Financial Assets and Financial Liabilities." FSP FAS 157-2 is effective upon issuance. Our Company adopted SFAS 157 as of February 24, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Refer to Note 6 - Fair Value Measurements for further discussion.

In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. We have evaluated the provisions of FSP FAS 157-3 and the guidance did not have an impact on our Company's financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statement with an enhanced understanding of (i.) how and why an entity uses derivative instruments, (ii.) how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii.) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008 (our year ended February 27, 2010). The effect of adopting SFAS 161 is not expected to have a significant effect on our reported financial position or earnings.

In April 2008, the FASB issued FSP 142-3, "Determining the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010). Our Company is currently assessing the impact of FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards (SAS) No.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt that may be settled in cash upon conversion (including potential cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our year ended February 27, 2010), and interim periods within those fiscal years. Early adoption is not permitted. Retrospective application to all periods presented is required, except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Once adopted, we expect an increase in our non-cash interest expense associated with our $255 million 6.75% Convertible Senior Notes that were issued in December 2007, including non-cash interest expense for prior periods as a result of its retrospective application. We believe the additional annual non-cash interest expense we may recognize for the year ended February 28, 2009 under FSP APB 14-1 would increase interest expense classified in our consolidated statements of operations by approximately $3 million, as our estimated nonconvertible debt borrowing rate of 12.00% is higher than the current contractual rate of 6.75% on our $255 million convertible senior notes. FSP APB 14-1, once adopted, would also increase our non-cash interest expense in fiscal 2009 and future periods during which our convertible notes remain outstanding.

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

Consent Agreement
-----------------
On November 27, 2007, our Company announced that the Federal Trade Commission ("FTC") accepted a proposed consent agreement relating to our acquisition of Pathmark. The terms of the consent agreement required the divestiture of six stores located in the state of New York, which were subsequently sold for a gain of $19.4 million in fiscal 2007.

Included in the Consolidated Statements of Operations for the 12 and 40 weeks ended December 1, 2007 are the sales and operating results of the five A&P stores that were divested. The sixth divested store was a Pathmark location and, accordingly, the results of operations of that store were not included in our results of operations. There were no such results for the 12 and 40 weeks ended November 29, 2008. The results of the five A&P store operations are as follows:

                                             12 weeks ended     40 weeks ended
                                            ---------------     --------------
                                              Dec. 1, 2007       Dec. 1, 2007
                                            ---------------     --------------
Sales                                       $        25,696     $       85,055
                                            ===============     ==============
Income from operations                      $           228     $          704
                                            ===============     ==============

Purchase Price Allocation
-------------------------
The application of purchase accounting under SFAS 141 requires that the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the transaction date. Identified intangible assets, which are included in the consolidated balance sheets, consisted of the following:

                                                                      At November 29, 2008            At Feb. 23, 2008
                                           Weighted         --------------------------------------    ----------------
                                           Average              Gross
                                         Amortization          Carrying           Accumulated           Accumulated
                                        Period (years)          Amount            Amortization         Amortization
                                        --------------      -------------        --------------       ---------------
Loyalty card customer relationships                 7       $      19,200        $        2,743       $           633
In-store advertiser relationships                  20              14,720                   736                   170
Pharmacy payor relationships                       13              75,000                 5,769                 1,331
Pathmark trade name                        Indefinite             127,300                    --                    --
                                                            -------------        ---------------      ---------------
       Total                                                $     236,220        $        9,248       $         2,134
                                                            =============        ===============      ===============

Amortization of intangible assets for the 12 and 40 weeks ended November 29, 2008 was approximately $2.1 million and $7.1 million, respectively.

The following table summarizes the estimated future amortization expense:

            2008                               $   2,134
            2009                                   9,248
            2010                                   9,248
            2011                                   9,248
            2012                                   9,248
            Thereafter                            60,546

We have determined that the Pathmark trade name has an indefinite life and, accordingly, is not subject to amortization.

Under the purchase method of accounting, the assets and liabilities of Pathmark were recorded at their respective fair values at the date of acquisition. Simultaneously, we recorded a preliminary amount to goodwill of $380.0 million. During the 40 weeks ended November 29, 2008, we increased our amount of goodwill from $380.0 million to $475.9 million at November 29, 2008. This increase primarily related to 1) an approximate $63.3 million adjustment for a Pathmark transportation agreement, which is unfavorable to market based upon information which existed as of the acquisition and 2) a $24.7 million adjustment for Pathmark's opening balance sheet liabilities for self-insurance reserves based on information we obtained regarding facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Recognition of the unfavorable Pathmark transportation agreement resulted in a reduction of operating expense of nil and $2.3 million during the 12 and 40 weeks ended November 29, 2008, respectively, relating to the prior year and the adjustment related to self-insurance reserves resulted in an insignificant adjustment to interest expense during the 12 and 40 weeks ended November 29, 2008, relating to the prior year.

The following table summarizes the fair values of the Pathmark assets acquired and liabilities assumed at the date of acquisition:

             Current assets                                  $   347,376
             Goodwill                                            475,923
             Intangible assets                                   236,220
             Property, net*                                    1,195,524
             Other assets                                        150,575
                                                             -----------
               Total assets acquired                         $ 2,405,618

             Current liabilities                                (339,856)
             Long-term debt                                       (1,194)
             Long-term obligations under capital leases         (130,488)
             Long-term financing liabilities                     (64,138)
             Deferred taxes**                                    (58,594)
             Other non-current liabilities                      (398,849)
                                                             -----------
               Total liabilities assumed                     $  (993,119)
                                                             -----------
             Net assets acquired                             $ 1,412,499
                                                             ===========

* In fiscal 2007, we acquired net favorable lease rights relating to the acquisition of Pathmark in the amount of $444.6 million which is included in Property, net and other non-current liabilities in our Consolidated Balance Sheet at November 29, 2008. The Company's net favorable lease rights are amortized on a straight-line basis until the end of the lease options but not more than 25 years. The weighted average life remaining of the net favorable lease rights at November 29, 2008 is 18.4 years. Amortization expense related to the net favorable lease rights was $4.5 million and $15.6 million for the 12 and 40 weeks ended November 29, 2008, respectively.
** The fair values reflect recognition of a significant portion of A&P's net deferred tax assets, including net operating loss carry forwards, which existed at the date of acquisition.

The amount of goodwill and intangibles are $475.9 million and $236.2 million, respectively, resulting from the Pathmark acquisition. The goodwill is not deductible for tax purposes. We allocate goodwill to reporting units based on the reporting units expected to benefit from our acquisition of Pathmark. We will evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a fair value allocation approach. The following table summarizes the allocation of goodwill to our reportable segments:

                                                                    At
                                                              Nov. 29, 2008
                                                             --------------
       Fresh                                                 $      121,708
       Price Impact                                                 337,139
       Gourmet                                                       12,720
       Other                                                          4,356
                                                             --------------
            Total Goodwill                                   $      475,923
                                                             ==============

The current economic environment has led to an overall decline in the stock market which has negatively impacted our stock price. We do not believe the decline in our stock price reflects changes in the fundamentals of our business. Our current expectations are that projected future results of our reporting units would not indicate an impairment of our goodwill or intangibles. However, there can be no assurance that there is not an impairment until a full analysis is completed. Our annual impairment test is performed in the fourth quarter of our fiscal year and it is possible that the estimated fair value of one or more of our reporting units may be less than their carrying amounts. If so, we may be required to record a non-cash impairment charge during our fourth quarter of fiscal 2008.

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

Weighted average common shares of 1,749,675 and 1,738,053 for the 12 and 40 weeks ended November 29, 2008, respectively, and 94,199 and 78,257 for the 12 and 40 weeks ended December 1, 2007, respectively, related to options outstanding under our Company's stock award plan and were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 524,843 for both the 12 and 40 weeks ended November 29, 2008 related to restricted stock units outstanding under our Company's stock option plans and were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 686,277 for both the 12 and 40 weeks ended November 29, 2008 related to warrants outstanding under our Company's stock award plan and were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Weighted average common shares of 11,278,988 for both the 12 and 40 weeks ended November 29, 2008 related to the financing warrants outstanding and were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") and certain of its subsidiaries, including Lehman Brothers International (Europe) ("Lehman Europe"), filed a petition under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, we recorded these shares loaned under our share lending agreement as issued and outstanding effective September 15, 2008 for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                                          12 Weeks Ended             12 Weeks Ended
                                                                           Nov. 29, 2008              Dec. 1, 2007
                                                                          --------------            ---------------
(Loss) income from continuing operations                                  $       (2,993)           $        73,082
Adjustments on Convertible Debt                                                  (30,230)                        --
Adjustments on Convertible Warrants                                              (22,777)                        --
                                                                          --------------            ---------------
(Loss) income from continuing operations--diluted                         $      (56,000)           $        73,082
                                                                          ==============            ===============

Weighted average common shares outstanding                                    57,663,398                 41,961,253
Share lending agreement                                                       (5,271,450)                        --
                                                                          --------------            ---------------
Weighted average common shares outstanding -- basic                           52,391,948                 41,961,253
                                                                          ==============            ===============

Effect of dilutive securities:
Options to purchase common stock                                                      --                    402,650
Convertible debt                                                              11,278,988                         --
Convertible warrants                                                         (22,208,241)                        --
                                                                          --------------            ---------------
Weighted average common shares outstanding--diluted                           41,462,695                 42,363,903
                                                                          ==============            ===============

                                                                          40 Weeks Ended             40 Weeks Ended
                                                                           Nov. 29, 2008              Dec. 1, 2007
                                                                          --------------            ---------------
(Loss) income from continuing operations                                  $       (2,782)           $       131,549
Adjustments on Convertible Debt                                                  (29,376)                        --
Adjustments on Convertible Warrants                                              (98,742)                        --
                                                                          --------------            ---------------
(Loss) income from continuing operations--diluted                         $     (130,900)           $       131,549
                                                                          ==============            ===============

Weighted average common shares outstanding                                    57,638,111                 41,888,969
Share lending agreement                                                       (7,275,236)                        --
                                                                          --------------            ---------------
Weighted average common shares outstanding -- basic                           50,362,875                 41,888,969
                                                                          ==============            ===============

Effect of dilutive securities:
Options to purchase common stock                                                      --                    417,379
Convertible debt                                                              11,278,988                         --
Convertible warrants                                                          (5,451,204)                        --
                                                                          --------------            ---------------
Weighted average common shares outstanding--diluted                           56,190,659                 42,306,348
                                                                          ==============            ===============

5.   Cash, Cash Equivalents, Restricted Cash and Available-for-sale Securities

At November 29, 2008 and February 23, 2008, we had $2.7 million and $3.7 million, respectively, in restricted cash which represented monies held in escrow for services which our Company is required to perform in connection with the sale of our real estate properties.

At November 29, 2008 and February 23, 2008, our restricted marketable securities of $8.2 million and $19.4 million, respectively, were held by Bank of America in the Columbia Fund. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. During the 12 and 40 weeks ended November 29, 2008, we received distributions from the Columbia Fund in the amount of $2.8 million and $9.9 million, respectively, at an amount less than 100% of the net asset value of the fund resulting in realized losses on these distributions of $0.2 million and $0.4 million for the 12 and 40 weeks ended November 29, 2008, respectively.

For the 12 and 40 weeks ended November 29, 2008, we realized losses of $0.7 million and $0.8 million, respectively, based on the ending net asset value of the Columbia Fund as the decline in net asset value is considered other than temporary at November 29, 2008 and will not be recovered in future distributions from the fund.

The following is a summary of cash, cash equivalents, restricted cash, and restricted marketable securities as of November 29, 2008 and February 23, 2008:

                                                                                At November 29, 2008
                                                              ---------------------------------------------------------
                                                                                Gross          Gross         Estimated
                                                               Amortized      Unrealized     Unrealized        Fair
                                                                 Costs          Gains          Losses          Value
                                                              -----------    -----------     -----------    -----------
Classified as:
--------------
Cash                                                          $   157,872    $        --     $        --    $   157,872
Cash equivalents:
     Money market funds                                             2,991             --              --          2,991
                                                              -----------    -----------     -----------    -----------
Total cash and cash equivalents                                   160,863             --              --        160,863
                                                              -----------    -----------     -----------    -----------

Restricted cash                                                     2,662             --              --          2,662
Restricted marketable securities                                    2,059             --              --          2,059
Restricted marketable securities
     included in other assets                                       6,177             --              --          6,177
                                                              -----------    -----------     -----------    -----------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities                         $   171,761    $        --     $        --    $   171,761
                                                              ===========    ===========     ===========    ===========

Securities available-for-sale:
------------------------------
     Maturing within one year                                 $     2,059                                   $     2,059
                                                              ===========                                   ===========
     Maturing greater than one year                           $     6,177                                   $     6,177
                                                              ===========                                   ===========

                                                                                At February 23, 2008
                                                              ---------------------------------------------------------
                                                                                Gross          Gross         Estimated
                                                               Amortized      Unrealized     Unrealized        Fair
                                                                 Costs          Gains          Losses          Value
                                                              -----------    -----------     -----------    -----------
Classified as:
--------------
Cash                                                          $    98,382    $        --     $        --    $    98,382
Cash equivalents:
     Money market funds                                             2,351             --              --          2,351
                                                              -----------    -----------     -----------    -----------
Total cash and cash equivalents                                   100,733             --              --        100,733
                                                              -----------    -----------     -----------    -----------

Restricted cash                                                     3,713             --              --          3,713
Restricted marketable securities                                    6,796             --              --          6,796
Restricted marketable securities
     included in other assets                                      12,622             --              --         12,622
                                                              -----------    -----------     -----------    -----------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities                         $   123,864    $        --     $        --    $   123,864
                                                              ===========    ===========     ===========    ===========

Securities available-for-sale:
------------------------------
     Maturing within one year                                 $     6,796                                   $     6,796
                                                              ===========                                   ===========
     Maturing greater than one year                           $    12,622                                   $    12,622
                                                              ===========                                   ===========

Gross realized losses on sales of investments were $0.2 million and $0.4 million for the 12 and 40 weeks ended November 29, 2008, respectively, and gross realized gains on sales of investments were $103.6 million and $182.1 million for the 12 and 40 weeks ended December 1, 2007, respectively.

6.   Fair Value Measurements

SFAS 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement applies to all assets and liabilities that are being measured and reported on a fair value basis. Our Company adopted SFAS 157 for our financial assets and financial liabilities beginning in fiscal 2008. As discussed in Note 2 -- Impact of New Accounting Pronouncements, SFAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities recorded at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008 (our year ended February 27, 2010).

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include:

Level 1 -- Quoted prices in active markets for identical assets or liabilities. Our Company's Level 1 assets and liabilities include cash equivalents that are traded in an active exchange market.

Level 2 -- Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Company's Level 2 liabilities include warrants whose value is determined using the Black Scholes pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 -- Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Company's Level 3 assets include restricted marketable securities for which there is limited market activity.

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of November 29, 2008:

                                                          Fair Value Measurements at Nov. 29, 2008 Using
                                                         ------------------------------------------------
                                                         Quoted Prices   Significant Other   Significant
                                     Total Carrying        in Active        Observable       Unobservable
                                        Value at            Markets           Inputs           Inputs
                                      Nov. 29, 2008        (Level 1)         (Level 2)        (Level 3)
                                     --------------      -------------   -----------------   ------------
Assets:
-------
Cash equivalents                       $     2,991         $    2,991        $       --       $       --
Restricted marketable securities             8,236                 --                --            8,236
                                       -----------         ----------        ----------       ----------
     Total                                 $11,227             $2,991            $   --           $8,236
                                       ===========         ==========        ==========       ==========
Liabilities:
------------
Warrant Series B                       $     7,360         $       --        $    7,360       $       --
                                       ===========         ==========        ==========       ==========

Level 3 Valuation Techniques:
-----------------------------
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At November 29, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 24, 2008 to November 29, 2008:

                                                                                 Fair Value Measurements Using
                                                                               Significant Unobservable Inputs
                                                                                          (Level 3)
                                                                               -------------------------------

                                                                                          Restricted
                                                                                          Marketable
                                                                                          Securities
                                                                                          ----------
Beginning Balance                                                                         $  19,418
     Total realized and unrealized losses included in:
         Losses (1)                                                                          (1,275)
         Comprehensive income                                                                    --
     Settlements                                                                             (9,907)
     Transfers in and/or out of Level 3                                                          --
                                                                                          ----------
Ending Balance                                                                            $   8,236
                                                                                          ==========

Losses recorded in Earnings attributable to the change in unrealized losses
     relating to Level 3 assets still held at November 29, 2008                           $    (840)
                                                                                          ==========

(1) Amounts are recorded in Store operating, general and administrative expense in the Consolidated Statements of Operations.

As discussed in Note 5 -- Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, on November 29, 2008, we had $8.2 million invested in a short-term fixed income fund held by Bank of America (the "Columbia Fund"). Due to market liquidity conditions, cash redemptions from the Columbia Fund were restricted. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing on February 24, 2008 and these amounts were categorized as Level 3.

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

During the 12 and 40 weeks ended November 29, 2008, we recorded impairment losses on long-lived assets of $0.9 million and $2.7 million, respectively. During the 12 and 40 weeks ended December 1, 2007, we recorded impairment losses on long-lived assets of $4.7 million and $57.8 million, respectively.

Impairments due to closure or conversion in the normal course of business
-------------------------------------------------------------------------
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended November 29, 2008, we recorded impairment losses on property of $0.9 million and $2.7 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $2.5 million and $3.6 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 40 weeks ended December 1, 2007, respectively. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments related to our discontinued operations
--------------------------------------------------
During the 12 and 40 weeks ended December 1, 2007, we recorded impairment losses of $2.2 million and $54.2 million, respectively, related to our discontinued operations as a result of our exit of the Greater New Orleans and Midwest markets as discussed in Note 8 - Discontinued Operations. These amounts were included in our Consolidated Statements of Operations under the caption "Gain
(loss) on disposal of discontinued businesses, net of tax" for the 12 and 40 weeks ended December 1, 2007. There were no such charges for the 12 and 40 weeks ended November 29, 2008.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.

8.   Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations. These events are described based on the year the transaction was initiated.

2007 Events
-----------
On May 30, 2007, our Company announced advanced negotiations for the sale of our non-core stores located within the Greater New Orleans area, including inventory related to these stores. Our Company ceased sales operations in all stores not sold as of November 1, 2007. Planned sale transactions for these stores have been completed resulting in a loss on disposal of $16.5 million during fiscal 2007.

On April 24, 2007, based upon unsatisfactory operating trends and the need to devote resources to our expanding Northeast core business, our Company announced negotiations for the sale of our non-core stores within our Midwest operations, including inventory related to these stores. Our Company ceased sales operations in all stores not sold as of July 7, 2007. Planned sale transactions for these stores have been completed, resulting in a loss on disposal of $34.3 million during fiscal 2007.

2005 Event
----------
During the first quarter of fiscal 2005, we announced plans for a major strategic restructuring that would consolidate efforts in the Midwest. Thus, we initiated efforts to close a total of 35 stores in the Midwest, all of which were closed as of February 25, 2006.

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

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain
(loss) on disposal of discontinued businesses, net of tax" for the 12 and 40 weeks ended November 29, 2008 and December 1, 2007.

                                                     For the 12 weeks ended                For the 40 weeks ended
                                                -------------------------------        -------------------------------
                                                Nov. 29, 2008      Dec. 1, 2007        Nov. 29, 2008      Dec. 1, 2007
                                                -------------      ------------        -------------      ------------
Loss from operations of
   discontinued businesses
Sales                                           $          --      $     35,135        $          --      $    562,654
                                                =============      ============        =============      ============
Loss from operations of
   discontinued businesses, before tax                (12,466)          (13,540)             (30,624)         (179,667)
Tax benefit                                                --                --                   --                --
                                                -------------      ------------        -------------      ------------
Loss from operations of
   discontinued businesses, net of tax          $     (12,466)     $    (13,540)       $     (30,624)     $   (179,667)
                                                =============      ============        =============      ============

Gain (loss) on disposal of
   discontinued operations
Property impairments                            $          --      $     (2,235)       $          --      $    (54,249)
Gain on sale of fixed assets                            1,831                --                4,653             3,210
                                                -------------      ------------        -------------      ------------
Gain (loss) on disposal of
   discontinued businesses, before tax                  1,831            (2,235)               4,653           (51,039)
Tax benefit                                                --                --                   --                --
                                                -------------      ------------        -------------      ------------
Gain (loss) on disposal of
   discontinued businesses, net of tax          $       1,831      $     (2,235)       $       4,653      $    (51,039)
                                                =============      ============        =============      ============

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities, pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112").

                                                               For the 40 weeks ended November 29, 2008
                                          --------------------------------------------------------------------------------
                                          Balance at        Interest                                            Balance at
                                          2/23/2008       Accretion (1)   Adjustments(2)    Utilization(3)      11/29/2008
                                          ----------      -------------   -------------     --------------      ----------
2007 Events
-----------
Occupancy                                 $   62,873       $     7,244     $      7,936      $    (22,959)      $   55,094
Severance and pension withdrawal
  payments                                    58,520             1,157            3,730            (3,251)          60,156
                                          ----------       -----------     ------------      ------------       ----------
    2007 events total                        121,393             8,401           11,666           (26,210)         115,250

2005 Event
----------
Occupancy                                     66,882             2,564              (79)           (7,881)          61,486

2003 Events
-----------
Occupancy                                     21,579               961             (691)           (2,564)          19,285
                                          ----------       -----------     ------------      ------------       ----------
    Fiscal 2008 total                     $  209,854       $    11,926     $     10,896      $    (36,655)      $  196,021
                                          ==========       ===========     ============      ============       ==========

                                                                            Fiscal 2007
                                          --------------------------------------------------------------------------------
                                          Balance at        Interest                                            Balance at
                                          2/24/2007       Accretion (1)  Adjustments(2)     Utilization(3)      2/23/2008
                                          ----------      -------------   -------------     --------------      ---------
2007 Events
-----------
Occupancy                                 $       --            $2,865     $     81,234      $    (21,226)      $   62,873
Severance and pension withdrawal
  payments                                        --                --           81,642           (23,122)          58,520
                                          ----------       -----------     ------------      ------------       ----------
    2007 events total                             --             2,865          162,876           (44,348)         121,393

2005 Event
----------
Occupancy                                     83,111             3,457           (7,117)          (12,569)          66,882

2003 Events
-----------
Occupancy                                     22,262             1,269            1,141            (3,093)          21,579
                                          ----------       -----------     ------------      ------------       ----------
    Fiscal 2007 total                     $  105,373       $     7,591     $    156,900      $    (60,010)      $  209,854
                                          ==========       ===========     ============      ============       ==========

(1) The additions to occupancy and severance represents the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. Interest accretion is recorded as a component of "Loss from operations of discontinued businesses" on the Consolidated Statements of Operations.

(2) At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates. Adjustments are recorded as a component of "Loss from operations of discontinued businesses" on the Consolidated Statements of Operations.

     For the 40 weeks ended November 29, 2008
     ----------------------------------------
     The charge to occupancy for the 2007 events represent adjustments for additional occupancy related costs for our properties of $7.9 million due to changes in our estimation of such future costs. The charge to severance for the 2007 events represents an adjustment of $3.7 million for future obligations for early withdrawal from multi-employer union pension plans. We also recorded adjustments for a reduction in occupancy related costs of $0.1 million and $0.7 million for the 2005 event and the 2003 events, respectively, due to changes in our estimation of such future costs.

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

(3) Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes. Severance and pension withdrawal payments utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                                     2007              2005             2003
                                                                    Events             Event           Events
                                                                   --------          --------          -------
Total severance payments made to date                              $ 26,373          $  2,650          $22,528
Expected future severance and pension withdrawal payments            60,156                --               --
                                                                   --------          --------          -------
   Total severance payments expected to be incurred                  86,529             2,650          $22,528
                                                                   --------          --------          -------

Total occupancy payments made to date                                44,185            44,053           28,890
Expected future occupancy payments,
  excluding interest accretion                                       55,094            61,486           19,285
                                                                   --------          --------          -------
   Total occupancy payments expected to be incurred,
     excluding interest accretion                                    99,279           105,539           48,175
                                                                   --------          --------          -------

Total severance and occupancy payments made to date                  70,558            46,703           51,418
Expected future severance, pension withdrawal and
  occupancy payments,  excluding interest accretion                 115,250            61,486           19,285
                                                                   --------          --------          -------
   Total severance, pension withdrawal and occupancy
    payments expected to be incurred, excluding interest
    accretion                                                      $185,808          $108,189          $70,703
                                                                   ========          ========          =======

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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                             November 29, 2008
                                                          ---------------------------------------------------------
                                                             2007            2005           2003
                                                            Events          Event          Events          Total
                                                          ----------      ---------      ----------     -----------
Accrued salaries, wages and benefits                      $       43      $      --      $       --     $        43
Other accruals                                            $   20,858      $  10,568      $    3,243     $    34,669
Other non-current liabilities                             $   94,349      $  50,918      $   16,042     $   161,309


                                                                             February 23, 2008
                                                          ---------------------------------------------------------
                                                             2007            2005           2003
                                                            Events          Event          Events          Total
                                                          ----------      ---------      ----------     -----------
Accrued salaries, wages and benefits                      $    1,513      $      --      $       --     $     1,513
Other accruals                                            $   24,733      $  10,985      $    3,241     $    38,959
Other non-current liabilities                             $   95,147      $  55,897      $   18,338     $   169,382

We evaluated the reserve balances as of November 29, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities. Adjustments to the reserve balances may be recorded in the future, if necessary.

9.   Asset Disposition Initiatives

In addition to the events described in Note 8 -- Discontinued Operations there were restructuring transactions which were not primarily related to our discontinued operations. These events are referred to based on the year the transaction was initiated, as described below.

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

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities, pursuant to SFAS 146 and SFAS 112.

                                                              For the 40 weeks ended November 29, 2008
                                        --------------------------------------------------------------------------------------
                                        Balance at         Interest                                                 Balance at
                                         2/23/2008       Accretion (1)      Adjustments(2)      Utilization(3)      11/29/2008
                                        ----------       -------------      --------------     ---------------      ----------
2005 Event
----------
Continuing Operations
Occupancy                                  $ 1,231           $   37             $ (91)             $   (64)           $ 1,113
Severance                                    1,686               --                --                 (631)             1,055
                                           -------           ------             -----              -------            -------
    2005 event total                         2,917               37               (91)                (695)             2,168

2001 Event
----------
Continuing Operations
Occupancy                                    6,755              271               988               (1,201)             6,813

Discontinued Operations
Occupancy                                   12,281              535              (166)              (1,162)            11,488
                                           -------           ------             -----              -------            -------
    2001 event total                        19,036              806               822               (2,363)            18,301

1998 Event
----------
Continuing Operations
Occupancy                                    6,958              252               268               (2,013)             5,465
Severance                                    1,000               --                --                 (133)               867

Discontinued Operations
Occupancy                                    1,093               40                (8)                (455)               670
                                           -------           ------             -----              -------            -------
    1998 event total                         9,051              292               260               (2,601)             7,002

                                           -------           ------             -----              -------            -------
    Fiscal 2008 total                      $31,004           $1,135             $ 991              $(5,659)           $27,471
                                           =======           ======             =====              =======            =======

                                                                            Fiscal 2007
                                        -------------------------------------------------------------------------------------
                                        Balance at         Interest                                                Balance at
                                         2/24/2007       Accretion (1)      Adjustments(2)    Utilization(3)        2/23/2008
                                        ----------       -------------      --------------    ---------------      ----------
2005 Event
----------
Continuing Operations
Occupancy                                  $ 1,453           $   51            $   200             $  (473)           $ 1,231
Severance                                      876               --              2,366              (1,556)             1,686

Discontinued Operations
Occupancy                                    3,997               92             (3,197)               (892)                --
                                           -------           ------            -------             -------            -------
    2005 event total                         6,326              143               (631)             (2,921)             2,917

2001 Event
----------
Continuing Operations
Occupancy                                    7,338              401                 10                (994)             6,755

Discontinued Operations
Occupancy                                   13,248              747                 --              (1,714)            12,281
                                           -------           ------            -------             -------            -------
    2001 event total                        20,586            1,148                 10              (2,708)            19,036

1998 Event
----------
Continuing Operations
Occupancy                                    9,438              429               (351)             (2,558)             6,958
Severance                                    1,210               --                 --                (210)             1,000

Discontinued Operations
Occupancy                                    1,598               79                 --                (584)             1,093
                                           -------           ------            -------             -------            -------
    1998 event total                        12,246              508               (351)             (3,352)             9,051

                                           -------           ------            -------             -------            -------
    Fiscal 2007 total                      $39,158           $1,799            $  (972)            $(8,981)           $31,004
                                           =======           ======            =======             =======            =======

(1) Represents the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued businesses" for discontinued businesses on our Consolidated Statements of Operations.

(2) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued businesses" as noted for discontinued operations on our Consolidated Statements of Operations.

     For the 40 weeks ended November 29, 2008
     ----------------------------------------
     For the 40 weeks ended November 29, 2008, we recorded an adjustment for a reduction in occupancy related costs of $0.1 million for the 2005 event due to changes in our estimation of such future costs. We also recorded adjustments for additional occupancy related costs of $0.8 million and $0.3 million, respectively, for the 2001 and 1998 events due to changes in our estimation of such future costs.

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

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                   2005              2001             1998
                                                   Event             Event            Event             Total
                                                  -------          --------          --------          --------
Total severance payments made to date             $48,564          $ 28,205          $ 30,597          $107,366
Expected future severance payments                  1,055                --               867             1,922
   Total severance payments expected              -------          --------          --------          --------
      to be incurred                               49,619            28,205            31,464           109,288
                                                  -------          --------          --------          --------

Total occupancy payments made to date              13,841            61,383           114,413           189,637
Expected future occupancy payments,
   excluding interest accretion                     1,113            18,301             6,135            25,549
   Total occupancy payments expected              -------          --------          --------          --------
      to be incurred, excluding interest           14,954            79,684           120,548           215,186
       accretion                                  -------          --------          --------          --------

Total severance and occupancy
   payments made to date                          $62,405          $ 89,588          $145,010          $297,003
Expected future severance and
   occupancy payments, excluding
   interest accretion                               2,168            18,301             7,002            27,471
   Total severance and occupancy                  -------          --------          --------          --------
      payments expected to be incurred,           $64,573          $107,889          $152,012          $324,474
       excluding interest accretion               =======          ========          ========          ========

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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                            November 29, 2008
                                        -----------------------------------------------------------
                                          2005             2001            1998
                                          Event            Event           Event            Total
                                        ---------        ---------       ---------        ---------
Other accruals                          $     451        $   2,771       $   2,773        $   5,995
Other non-current liabilities           $   1,717        $  15,530       $   4,229        $  21,476

                                                            February 23, 2008
                                        -----------------------------------------------------------
                                          2005             2001            1998
                                          Event            Event           Event            Total
                                        ---------        ---------       ---------        ---------
Other accruals                          $     434        $   2,754       $   2,827        $   6,015
Other non-current liabilities           $   2,483        $  16,282       $   6,224        $  24,989

We evaluated the reserve balances as of November 29, 2008 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities. Adjustments to the reserve balances may be recorded in the future, if necessary.

10.  Indebtedness and Other Financial Liabilities

Series A and B Warrants
-----------------------
As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,965,858 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants, respectively. The number of warrants issued was computed based on a conversion factor of 0.46296. The Series A warrants were exercisable at $18.36 and expired on June 9, 2008 and the Series B warrants are exercisable at $32.40 and expire on June 9, 2015. These warrants were originally valued using the price of A&P common stock of $30.05 per common share, the quoted market price of A&P common stock on November 30, 2007, the last trading day before the transaction closing date. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require A&P to purchase A&P stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, A&P does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of A&P shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on A&P's current stock price.

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares.

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $22.8 million and $98.7 million, respectively, for the Series B warrants market value adjustment. The value of the Series B warrants were $7.4 million as of November 29, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                                          For the 40 weeks
                                                                ended
                                                          November 29, 2008
                                                          -----------------
         Expected life                                       6.5 years
         Volatility                                            59.9%
         Dividend yield                                         0%
         Risk-free interest rate                               2.35%

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

Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively. We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our Notes to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. During the 12 and 40 weeks ended November 29, 2008, we recorded a gain of nil and $9.4 million, respectively, in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 40 weeks ended November 29, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 6.75% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the exercise of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.75% convertible senior notes of $13.8 million and $14.7 million as of June 26, 2008, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. Thus, the fair value of the conversion features for the 5.125% and 6.75% convertible notes are no longer classified as a liability at November 29, 2008. The following assumptions and estimates were used in the Black-Scholes model:

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

Financing Warrants
------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, we did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares were available and were recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model and $28.9 million was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008. These financing warrants are no longer classified as a liability at November 29, 2008. During the 12 and 40 weeks ended November 29, 2008, we recorded a gain of nil and $2.3 million, respectively, relating to these warrants, which is included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                                               As of
                                                           June 26, 2008
                                                           -------------
         Expected life                                 3.3 years - 4.8 years
         Volatility                                           33.4%
         Dividend yield                                        0%
         Risk-free interest rate range                     3.11% - 3.54%

11.  Interest Expense

Interest expense is comprised of the following:

                                                         For the 12 weeks ended              For the 40 weeks ended
                                                     ------------------------------      -----------------------------
                                                     Nov. 29, 2008     Dec. 1, 2007      Nov. 29, 2008    Dec. 1, 2007
                                                     -------------     ------------      -------------    ------------
$675 million Credit Agreement                            $ 4,404          $    45           $ 11,338         $ 1,231
7.75% Notes, due April 15, 2007                               --               --                 --             342
9.125% Senior Notes, due December 15, 2011                   270              270                900             900
5.125% Convertible Senior Notes,
     due June 15, 2011                                     1,946               --              6,487              --
6.750% Convertible Senior Notes,
     due December 15, 2012                                 3,961               --             13,204              --
9.375% Notes, due August 1, 2039                           4,315            4,315             14,383          14,383
Capital Lease Obligations and
     Real Estate Liabilities                              12,699            8,158             40,753          26,372
Amortization of Deferred Financing Fees
      and Discounts                                        4,443              173             14,873             602
Other                                                      4,689            1,538             14,683           4,976
                                                         -------          -------           --------         -------
     Total                                               $36,727          $14,499           $116,621         $48,806
                                                         =======          =======           ========         =======

12.  Other Accruals

Other accruals are comprised of the following:

                                                                                           At                 At
                                                                                      Nov. 29, 2008     Feb. 23, 2008
                                                                                      -------------     -------------
Self-insurance Reserves                                                                  $ 61,241          $ 68,314
Closed Store and Warehouse Reserves                                                        50,184            58,576
Pension Withdrawal Liabilities                                                              1,835               519
Accrued Occupancy Related Costs for Open Stores                                            28,324            31,614
Deferred Income                                                                            35,766            22,784
Deferred Real Estate Income                                                                 2,553             2,553
Accrued Audit, Legal and Other                                                             15,672            24,466
Accrued Interest                                                                           15,368             9,580
Pension Plan Benefits                                                                       3,333             3,333
Other Postemployment Benefits                                                               1,932             1,932
Accrued Advertising                                                                         2,047             3,307
Other                                                                                       4,328             2,355
                                                                                         --------          --------
  Total                                                                                  $222,583          $229,333
                                                                                         ========          ========

13.  Other Non-Current Liabilities

Other non-current liabilities are comprised of the following:

                                                                                            At                At
                                                                                      Nov. 29, 2008      Feb. 23, 2008
                                                                                      -------------      -------------
Unrecognized Tax Benefits                                                                 $156,255          $156,267
Self-insurance Reserves                                                                    167,217           149,235
Closed Store and Warehouse Reserves                                                        127,646           141,000
Pension Withdrawal Liabilities                                                              85,292            82,309
GHI Contract Liability for Employee Benefits                                                80,506            76,569
Pension Plan Benefits                                                                       68,785            66,863
Other Postemployment Benefits                                                               50,162            48,281
Corporate Owned Life Insurance Liability                                                    59,529            54,640
Deferred Rent Liabilities                                                                   54,413            52,512
Deferred Income                                                                             83,703            44,874
Unfavorable Lease Liabilities                                                               31,659            34,421
Other                                                                                       20,828            23,141
                                                                                          --------          --------
  Total                                                                                   $985,995          $930,112
                                                                                          ========          ========

14.  Retirement Plans and Benefits

Defined Benefit Plans
We provide retirement benefits to certain non-union and union employees under various defined benefit plans. Our defined benefit pension plans are non-contributory and benefits under these plans are generally determined based upon years of service and, for salaried employees, compensation. We fund these plans in amounts consistent with the statutory funding requirements.

On August 29, 2008, the Grocery Haulers, Inc. ("GHI"), the Local 863 Union Multiemployer Pension Plan (the "Fund") and our Company entered into a series of agreements which collectively provided that: a) GHI would withdraw from the Fund; b) our Pathmark Pension Plan would be amended to a multiple employer plan to provide for the participation in the plan by GHI employees servicing Pathmark stores; and c) the Fund liabilities allocable to GHI and a portion of the Fund assets would be transferred to the Pathmark Pension Plan. We anticipate that the Pathmark Pension Plan will be amended in the fourth quarter of fiscal 2008. During the third quarter of fiscal 2008, we incurred expense of approximately $3.9 million related to these employees, prior to their transfer to the Pathmark Pension Plan which is expected to maintain its over funded status upon inclusion of this obligation. Our Company currently has an obligation recorded in "Other non-current liabilities" on our Consolidated Balance Sheets at November 29, 2008 and February 23, 2008 of $80.5 million and $76.6 million, respectively, for the net obligation expected to be transferred to the Pathmark Pension Plan.

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

The components of net pension cost were as follows:

                                                              For the 12 Weeks Ended
                                                           ----------------------------
                                                           November 29,      December 1,
                                                               2008             2007
                                                           ------------      ----------
Service cost                                                 $ 1,861           $ 1,137
Interest cost                                                  5,944             2,800
Expected return on plan assets                                (7,097)           (3,031)
Amortization of unrecognized net prior service cost               65                58
Amortization of unrecognized net loss                             27                23
Curtailment gain                                                  --              (167)
Settlement gain                                                   --            (1,047)
Special termination benefits                                     300                --
                                                             -------           -------
     Net pension cost                                        $ 1,100           $  (227)
                                                             =======           =======

                                                              For the 40 weeks Ended
                                                           -----------------------------
                                                           November 29,      December 1,
                                                               2008             2007
                                                           ------------      ----------
Service cost                                                $  5,355          $  3,789
Interest cost                                                 19,813             9,334
Expected return on plan assets                               (23,659)          (10,103)
Amortization of unrecognized net prior service cost              202               196
Amortization of unrecognized net loss                             90                76
Curtailment gain                                                  --              (167)
Settlement gain                                                   --            (1,047)
Special termination benefits                                     300                --
                                                            --------          --------
     Net pension cost                                       $  2,101          $  2,078
                                                            ========          ========

Contributions
We previously disclosed in our consolidated financial statements for the year ended February 23, 2008, that we expected to contribute $4.5 million in cash to our defined benefit plans in fiscal 2008. As of November 29, 2008, we contributed approximately $5.5 million to our defined benefit plans. We have revised our expected contributions to our defined benefit plans in fiscal 2008 to $7.2 million and plan to contribute approximately $1.7 million to our plans during the remainder of fiscal 2008.

Postretirement Benefits
We provide postretirement health care and life benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use a February 23 measurement date for our postretirement benefits. The components of net postretirement benefits cost (income) were as follows:

                                                      For the 12 Weeks Ended
                                                   ----------------------------
                                                   November 29,     December 1,
                                                       2008            2007
                                                   ------------     -----------
Service cost                                           $ 234          $    75
Interest cost                                            529              243
Amortization of gain                                      --             (105)
Prior service gain                                      (311)            (311)
Curtailment change in estimate                            --            3,000
                                                       -----          -------
     Net postretirement benefits cost                  $ 452          $ 2,902
                                                       =====          =======

                                                         For the 40 weeks Ended
                                                    ------------------------------
                                                    November 29,       December 1,
                                                        2008              2007
                                                    ------------       -----------
Service cost                                           $   780           $   251
Interest cost                                            1,763               809
Amortization of gain                                        --              (350)
Prior service gain                                      (1,036)           (1,036)
                                                       -------           -------
     Net postretirement benefits cost (income)         $ 1,507           $  (326)
                                                       =======           =======

During the third quarter of fiscal 2007, we recorded a change in estimate of $3.0 million based on our revised actuarial estimate that originally reflected a reduction in the estimated future costs of previously recorded postretirement benefits.

15.  Stock Based Compensation

During the 12 and 40 weeks ended November 29, 2008, compensation expense related to share-based incentive plans was income due to a reversal of $3.3 million and expense of $3.7 million, after tax, respectively, compared to an expense of $2.0 million and $7.3 million, after tax, during the 12 and 40 weeks ended December 1, 2007, respectively. Included in share-based compensation expense recorded during the 12 and 40 weeks ended November 29, 2008 was $0.3 million and $1.1 million, respectively, related to expensing of stock options, a net reversal of expense of $3.8 million and expense of $2.1 million, respectively, relating to expensing of restricted stock, and $0.2 million and $0.5 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 40 weeks ended December 1, 2007 was $0.1 million and $0.4 million, respectively, related to expensing of stock options, $1.8 million and $6.5 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.4 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders.

At November 29, 2008, we had stock awards outstanding under two stock-based compensation plans, the 1998 Long Term Incentive and Share Award Plan ("1998 Plan") and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2007 Annual Report on Form 10-K. The 1998 Plan expired on July 14, 2008. On June 26, 2008, at a special meeting of shareholders, our shareholders approved our Company's 2008 Long Term Incentive and Share Award Plan ("2008 Plan".) The 2008 Plan provides for the same types of awards and is otherwise similar to the 1998 Plan and replaced the 1998 Plan.

Stock options
-------------

The following is a summary of the stock option activity during the 40 weeks ended November 29, 2008:

                                                                                             Weighted
                                                                            Weighted          Average
                                                                             Average         Remaining        Aggregate
                                                                            Exercise        Contractual       Intrinsic
                                                           Shares             Price        Term (years)         Value
                                                        -------------    -------------     ------------     -------------
       Outstanding at February 23, 2008                     1,827,529      $  24.21
           Granted                                            128,434         26.07
           Canceled or expired                               (167,881)        32.50
           Exercised                                         (106,626)        20.66
                                                        --------------     --------
       Outstanding at November 29, 2008                     1,681,456      $  23.75                  3.3    $         0.1
                                                        =============      ========        =============    =============
       Exercisable at November 29, 2008                     1,454,643      $  23.08                  2.5    $         0.1
                                                                                           =============    =============
       Nonvested at November 29, 2008                         226,813      $  28.06                  8.7    $          --
                                                                                           =============    =============

Fair values for each stock option grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility for a period equal to the stock option's expected life, and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place for grants that occurred during the 40 weeks ended November 29, 2008 and December 1, 2007:

                                      40 weeks ended          40 weeks ended
                                       Nov. 29, 2008           Dec. 1, 2007
                                      --------------          --------------
       Expected life                      7 years                 7 years
       Volatility                            52%                 54% - 55%
       Risk-free interest rate              2.96%              4.46% - 4.57%

The weighted average grant date fair value of stock options granted during the 40 weeks ended November 29, 2008 and December 1, 2007 was $14.64 and $19.47, respectively.

As of November 29, 2008, approximately $2.4 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the 40 weeks ended November 29, 2008 and December 1, 2007 was $0.5 million and $5.7 million, respectively.

The amount of cash received from the exercise of stock options during the 40 weeks ended November 29, 2008 was approximately $2.2 million.

Performance Restricted Stock Units
----------------------------------

The following is a summary of the performance restricted stock units activity during the 40 weeks ended November 29, 2008:

                                                                     Weighted
                                                                      Average
                                                                    Grant Date
                                                    Shares          Fair Value
                                                 -------------    -------------
      Nonvested at February 23, 2008                 1,905,427    $    22.60
          Granted                                      471,731         26.60
          Canceled or expired                          (89,110)        23.09
          Vested                                      (435,600)        12.47
                                                 -------------    -------------
      Nonvested at November 29, 2008                 1,852,448    $    25.98
                                                 =============    =============

Performance restricted stock units are granted at the fair market value of the Company's common stock at the date of grant, adjusted by an estimated forfeiture rate. Certain performance restricted stock units that include a market condition are granted at the awards fair market value determined on the date of grant.

During the first quarter of fiscal 2008, one-third of our performance restricted units granted in fiscal 2005, vested on February 24, 2008 (the first day of our fiscal year) and one-third will vest on the first day of fiscal 2009, in accordance with and subject to all other terms, conditions, limitations, restrictions and eligibility requirements. The remaining one-third of our performance restricted units granted in fiscal 2005 were forfeited during fiscal 2007. Performance restricted stock units granted during fiscal 2006, 2007 and 2008 are earned based on our Company achieving certain operating targets in fiscal 2008, 2009 and 2010, respectively, and are 100% vested upon achievement of such targets. During the third quarter of fiscal 2008, based on changes in our current year forecast and three year strategic plan, our Company has determined that the targets as described under the terms of each plan will probably not be met. Once this determination is made, compensation expense is no longer recognized and any recognized compensation expense is reversed. As a result, for the 12 and 40 weeks ended November 29, 2008, we recorded a reversal of $5.2 million included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for compensation expense related to restricted stock that had been previously recognized. Of this amount, approximately $4.0 million of this reversal should have been recorded in fiscal 2007 as our performance targets were no longer probable due to dispositions in advance of our acquisition of Pathmark. Had our Company recorded this reversal in the prior year, the current quarter reversal for not meeting performance targets in the current quarter would have been approximately $3.0 million. No units vested under our 2006, 2007, and 2008 grants during the 40 weeks ended November 29, 2008.

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

The total fair value of shares vested during the 40 weeks ended November 29, 2008 was $12.1 million. No shares vested during the 40 weeks ended December 1, 2007.
During the 40 weeks ended November 29, 2008, our Company granted 471,731 shares of performance restricted stock units to selected employees for a total grant date fair value of $12.5 million. Approximately $8.8 million of unrecognized fair value compensation expense relating to our performance restricted stock units granted in fiscal 2005 and fiscal 2006, as well as performance restricted stock units granted under our executive and non-executive Integration Program in fiscal 2007, are expected to be recognized through fiscal 2011 based on estimates of attaining vesting criteria.

16.  Income Taxes

The income tax provisions recorded for the 12 and 40 weeks ended November 29, 2008 and December 1, 2007 reflects our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") provides that a deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, SFAS 109 requires that a valuation allowance be recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset to zero. For the 12 and 40 weeks ended November 29, 2008, the valuation allowance increased by $26.9 million and $106.0 million, respectively, to reflect the increase in deferred income tax assets recorded relating to the purchase price allocation adjustment discussed in Note 3 - Acquisition of Pathmark Stores, Inc., as well as generation of additional net operating losses. For the 12 and 40 weeks ended December 1, 2007, the valuation allowance was decreased by $4.4 million and increased by $36.7 million, respectively. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

As of November 29, 2008, there have been no material changes to the Company's uncertain tax positions as discussed in Note 11 of the Company's Fiscal 2007 Annual Report on Form 10-K. It is reasonably possible that the amount of unrecognized tax benefit with respect to certain of the Company's unrecognized tax positions will significantly decrease within the next 12 months. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $155 million within the next 12 months primarily due to the settlement of ongoing audits and lapses of statutes of limitations in certain jurisdictions. Any decrease in the Company's gross unrecognized tax positions would require a re-evaluation of the Company's valuation allowance maintained on its net deferred tax asset and therefore will have no effect on the Company's effective tax rate.

For the 12 and 40 weeks ended November 29, 2008 and December 1, 2007, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of November 29, 2008, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state jurisdictions for the 1997 to 2007 tax years.

The effective tax rate on continuing operations of 53.1% for the 12 weeks ended November 29, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

The effective tax rate on continuing operations of 2.3% for the 12 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited. The effective tax rate on continuing operations of 510.3% for the 40 weeks ended November 29, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series A and B warrants.

The effective tax rate on continuing operations of 3.2% for the 40 weeks ended December 1, 2007 varied from the statutory rate of 35% primarily due to state and local income taxes and a decrease to our valuation allowance as a result of the utilization of loss carryforwards that were not previously tax benefited.

As of November 29, 2008, we had $540.3 million in federal NOL carryforwards that expire beginning in 2023, some of which are subject to an annual limitation. Management believes such limitations will not have a material impact on the Company's ability to utilize such losses.

At November 29, and February 23, 2008, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $36.3 million and $64.8 million, respectively, a net non-current deferred tax asset, which is included in "Other Assets" on our Consolidated Balance Sheets of $66.5 million and $38.0 million, respectively, and a non-current tax liability for uncertain tax positions, which is included in "Other non-current liabilities" on our Consolidated Balance Sheets of $156.3 million and $156.3 million, respectively.

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

17.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

Through the first quarter ended June 14, 2008, we operated under seven reportable segments: North, Central, South, Price Impact, Gourmet, Other and our investment in Metro, Inc. During the second quarter ended September 6, 2008, our chief operating decision maker changed the manner by which our results are evaluated, therefore, our reportable segments have been revised to be consistent with the way we currently manage our business. Accordingly, we have revised our segment reporting to report in five operating segments: Fresh, Price Impact, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Food Basics and Liquor businesses. Our investment in Metro, Inc. represents our former economic interest in Metro, Inc. and is required to be reported as an operating segment in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as our investment was greater than 10% of our Company's combined assets of all operating segments and the investment generated operating income during the 40 weeks ended December 1, 2007. The criteria necessary to classify the Midwest and Greater New Orleans areas as discontinued were satisfied in fiscal 2007 and these operations have been reclassified as such in our Consolidated Statements of Operations for all periods presented. Refer to Note 8 -- Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2007 Annual Report. We measure segment performance based upon segment income (loss). Reconciling amounts between segment income (loss) and income (loss) from operations include corporate-level activity not specifically attributed to a segment, which includes 1) the merchandising department (including the design and production of private label merchandise sold in our retail stores), 2) real estate management and 3) information technology, finance and other corporate administrative personnel, as well as, other reconciling items primarily attributed to nonrecurring activities.

Assets and capital expenditures are not allocated to segments for internal reporting presentations.

Certain segment reclassifications have been made to segment information disclosed previously to conform to how our chief operating decision maker currently manages our business.

Interim information on segments is as follows:

                                                             For the 12 weeks ended November 29, 2008
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)         Total
                                        ---------------   --------------   ---------------   --------------   -------------
Sales by Category                       $     1,506,284   $      388,577   $       226,093   $          --    $   2,120,954
                                        ===============   ==============   ===============   ==============   =============

                                                              For the 12 weeks ended December 1, 2007
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)       Other (4)         Total
                                        ---------------   --------------   ---------------   --------------   -------------
Sales by Category                       $       851,860   $      241,636   $       157,611   $          16    $   1,251,123
                                        ===============   ==============   ===============   ==============   =============

                                                                               For the 12 weeks ended
                                                                  -------------------------------------------------
                                                                     November 29, 2008          December 1, 2007
                                                                  ----------------------     ----------------------
Sales
    Fresh*                                                        $          1,071,370       $         1,103,409
    Price Impact*                                                              924,371                    32,587
    Gourmet                                                                     67,145                    62,969
    Other                                                                       58,068                    52,142
    Investment in Metro, Inc.                                                       --                        16
                                                                  ----------------------     ----------------------
Total sales                                                       $          2,120,954       $         1,251,123
                                                                  ======================     ======================

Segment income (loss)
    Fresh*                                                        $             36,051       $             9,474
    Price Impact*                                                               (1,898)                     (232)
    Gourmet                                                                      6,735                     5,419
    Other                                                                          548                      (672)
                                                                  ----------------------     ----------------------
Total segment income                                                            41,436                    13,989
    Corporate                                                                  (24,013)                  (26,129)
    Reconciling items **                                                        (5,514)                   (8,993)
                                                                  ----------------------     ----------------------
Income (loss) from operations                                                   11,909                   (21,133)
    Gain on sale of Canadian operations                                             --                       495
    Gain on disposition of Metro, Inc.                                              --                   106,063
    Nonoperating income                                                         22,777                         -
    Interest expense                                                           (36,727)                  (14,499)
    Interest and dividend income                                                    86                     3,910
                                                                  ----------------------     ----------------------
(Loss) income from continuing operations before income taxes      $             (1,955)      $            74,836
                                                                  ======================     ======================

                                                                               For the 12 weeks ended
                                                                  -------------------------------------------------
                                                                     November 29, 2008          December 1, 2007
                                                                  ----------------------     ----------------------
Segment depreciation and amortization - continuing operations
    Fresh*                                                        $             20,997       $            23,012
    Price Impact*                                                               22,962                       513
    Gourmet                                                                      2,303                     2,323
    Other                                                                          866                     1,030
                                                                  ----------------------     ----------------------
Total segment depreciation and amortization                                     47,128                    26,878
    Corporate                                                                   13,410                     5,776
                                                                  ----------------------     ----------------------
Total company depreciation and amortization                       $             60,538       $            32,654
                                                                  ======================     ======================

                                                             For the 40 weeks ended November 29, 2008
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)         Meat (2)       Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   --------------   -------------
Sales by Category                       $     5,045,012   $    1,357,820   $       823,423   $          --    $   7,226,255
                                        ===============   ==============   ===============   ==============   =============

                                                              For the 40 weeks ended December 1, 2007
                                        -----------------------------------------------------------------------------------
                                           Grocery (1)         Meat (2)       Produce (3)       Other (4)           Total
                                        ---------------   ---------------  ---------------   --------------   -------------

Sales by Category                       $     2,811,474   $      826,217   $       561,147   $       5,792    $   4,204,630
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

                                                                               For the 40 weeks ended
                                                                  -------------------------------------------------
                                                                     November 29, 2008          December 1, 2007
                                                                  ----------------------     ----------------------
Sales
    Fresh*                                                        $          3,658,229       $         3,722,685
    Price Impact*                                                            3,168,120                   110,077
    Gourmet                                                                    208,890                   192,443
    Other                                                                      191,016                   173,633
    Investment in Metro, Inc.                                                       --                     5,792
                                                                  ----------------------     ----------------------
Total sales                                                       $          7,226,255       $         4,204,630
                                                                  ======================     ======================
Segment income (loss)
    Fresh*                                                        $            100,043       $            60,864
    Price Impact*                                                               16,146                        54
    Gourmet                                                                     16,610                    11,005
    Other                                                                        1,825                    (2,287)
                                                                  ----------------------     ----------------------
Total segment income                                                           134,624                    69,636
    Corporate                                                                  (94,741)                  (96,401)
    Reconciling items **                                                       (37,406)                    6,648
                                                                  ----------------------     ----------------------
Income (loss) from operations                                                    2,477                   (20,117)
    Gain on sale of Canadian operations                                             --                       209
    Gain on disposition of Metro, Inc.                                              --                   184,451
    Nonoperating income                                                        114,269                        --
    Interest expense                                                          (116,621)                  (48,806)
    Interest and dividend income                                                   553                    12,231
    Equity earnings in Metro, Inc.                                                  --                     7,869
                                                                  ----------------------     ----------------------
Income from continuing operations before income taxes             $                678       $           135,837
                                                                  ======================     ======================

                                                                               For the 40 weeks ended
                                                                  -------------------------------------------------
                                                                     November 29, 2008          December 1, 2007
                                                                  ----------------------     ----------------------
Segment depreciation and amortization - continuing operations
    Fresh*                                                        $             70,965       $            76,921
    Price Impact*                                                               76,331                     1,902
    Gourmet                                                                      7,873                     7,606
    Other                                                                        2,847                     3,318
                                                                  ----------------------     ----------------------
Total segment depreciation and amortization - continuing                       158,016                    89,747
    operations
    Corporate                                                                   43,346                    24,230
                                                                  ----------------------     ----------------------
Total depreciation and amortization - continuing operations                    201,362                   113,977
    Discontinued operations                                                         --                     8,637
                                                                  ----------------------     ----------------------
Total depreciation and amortization                               $            201,362       $           122,614
                                                                  ======================     ======================

* Due to store conversions during the third quarter of fiscal 2008, segment information on a comparable basis has been reclassified from the Fresh segment to the Price Impact segment.
** Reconciling items which are not included in segment income (loss) include LIFO reserve adjustment, stock awards expense, restructuring events, real-estate related activity, integration costs and other nonrecurring adjustments.

18.  Related Party Transaction

On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and will bear interest at a rate of 6% per year, payable in twelve equal payments of $0.15 million over the term of the note.

19.  Investment in Metro, Inc.

On March 13, 2007, in connection with our agreement to acquire Pathmark Stores, Inc., our Company sold 6,350,000 shares of our holdings in Metro, Inc. for proceeds of approximately $203.5 million resulting in a net gain of $78.4 million. Of the proceeds received, $190 million was held as restricted cash collateralizing letters of credit under our Letter of Credit Agreement, which was terminated on December 3, 2007, and was designated to be used to fund a portion of our acquisition of Pathmark Stores, Inc.

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

Through March 13, 2007, we recorded our pro-rata equity earnings relating to our equity investment in Metro, Inc. on about a three-month lag period as permitted by APB 18, "The Equity Method of Accounting for Investments in Common Stock." Thus, during the 40 weeks ended December 1, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc. and included this amount in "Equity in earnings of Metro, Inc." on our Consolidated Statements of Operations. In accordance with SFAS 115, we recorded dividend income of $1.3 million based on Metro, Inc.'s dividend declaration on April 17, 2007 and included this amount in "Interest and dividend income" on our Consolidated Statements of Operations for the 40 weeks ended December 1, 2007.

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
                                                         =============

20.  Commitments and Contingencies

Antitrust Class Action Litigation
---------------------------------
In connection with a settlement reached in the VISA/MasterCard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our review of our historical records as well as estimates provided by the Claims Administrator, we recorded a pre-tax recovery of $2.2 million as a credit to "Store operating, general and administrative expense" in our Statements of Consolidated Operations during the 12 and 40 weeks ended November 29, 2008.

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

As the order granting class certification is currently being appealed, and as discovery on the prospective plaintiffs comprising the class has yet to be conducted, neither the number of class participants nor the sufficiency of their respective claims can be determined at this time.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following Management's Discussion and Analysis is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic and Pacific Tea Company, Inc. It should be read in conjunction with our consolidated financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation -- a discussion of our Company's results during the 12 and 40 weeks ended November 29, 2008 and December 1, 2007.
o Overview -- a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook -- a discussion of certain trends or business initiatives for the remainder of fiscal 2008 to assist in understanding our business.
o Review of Continuing Operations and Liquidity and Capital Resources -- a discussion of results for the 12 weeks ended November 29, 2008 compared to the 12 weeks ended December 1, 2007; results for the 40 weeks ended November 29, 2008 compared to the 40 weeks ended December 1, 2007; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates -- a discussion of significant estimates made by Management.
o Market Risk -- a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 40 weeks ended November 29, 2008 and December 1, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements include the accounts of our Company and all of our subsidiaries.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in eight U.S. states and the District of Columbia. Our business consists strictly of our retail operations, which totaled 444 stores as of November 29, 2008.

During the second quarter ended September 6, 2008, our chief operating decision maker changed the manner by which our results are evaluated, therefore, our reportable segments have been revised to be consistent with the way we currently manage our business. Accordingly, we have revised our segment reporting to report in five operating segments: Fresh, Price Impact, Gourmet, Other and our investment in Metro, Inc. The Other segment includes our Food Basics and Liquor businesses. Our investment in Metro, Inc. represents our former economic interest in Metro, Inc. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued were satisfied in fiscal 2007 and these operations have been reclassified as such in our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2008 and December 1, 2007.

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

On September 27, 2008, our Company agreed to sell C&S all general merchandise, heath beauty and cosmetics, seasonal grocery and other such merchandise warehoused at our distribution center located in Edison, New Jersey. The cost of this inventory was approximately $29.9 million and we have repurchased all of the inventory at the end of our third quarter of fiscal 2008. No gain, loss or revenue was recorded on the sale.

OPERATING RESULTS
-----------------
Despite the challenging economic environment, our Company has delivered another quarter of improved operating performance. Our format strategy continues to be successful as it allows us to be relevant in every market we serve. The Pathmark integration has been completed and while there have been some challenges, we are already realizing many of the synergies from this strategic acquisition.

At the end of the third quarter, our Company's run rate of synergies was approximately $140 million since our acquisition of Pathmark, solidifying that the original target of $150 million will be achieved as anticipated. We realized approximately $30 million during the third quarter of fiscal 2008, comprised of reduced administrative costs ($18 million), reduced merchandise costs ($7 million) as well as reductions in store operating and marketing and advertising costs ($5 million).

We maintained all necessary liquidity during the third quarter of fiscal 2008 with availability of $77.6 million under our Credit Agreement and invested cash available to reduce borrowings and/or for future operations of $46 million as of November 29, 2008.

Fresh Format
(A&P, Waldbaum's and SuperFresh)
Our Fresh Format continues to deliver strong sales and strong earnings growth that more than triple the prior year. Our Fresh Team has been working hard to deliver a superior store experience and our stores and performance illustrates their effectiveness.

Price Impact
(Pathmark and Pathmark Sav-A-Center)
Our Price Impact format's top line was softer than expected due to promotional activity during the November holiday. Having acquired Pathmark almost a year ago, we have experienced some challenges with the integration and operations of the business. Since the second quarter, we have experienced significant improvements in our gross margin rate, with the exception of stock losses in our center store, which have increased with the declining economy. In addition, we have incurred higher labor costs, both in productive and fringe costs. We have improved gross margin rates by increasing merchandising income as a result of the proper people and strategies being in place and improvements to system and process issues. In-stock positions have also improved dramatically in the third quarter. We are currently working to reduce stock losses and increase labor efficiencies by executing strategies that improved results in our other formats and we are confident that this format is on track to deliver promising results although there can be no assurance that this will happen.

Gourmet
(The Food Emporium)
Our Gourmet stores located in Manhattan continue to produce significant growth in sales and segment income despite the crisis driven through Wall Street. This banner is delivering top line sales growth that exceeds the industry average and a bottom line that is 24% better than the prior year. We believe the Gourmet Team's commitment to new product innovation and better store standards is delivering on customer and financial expectations.

Other
(Food Basics, Best Cellars and A&P Liquors)
Our Discount business operating under the Food Basics banner is realizing growth in both sales and segment income. This business is doing extremely well as it is a particularly relevant format during this challenging economic environment. The Food Basics banner is realizing tremendous growth, with double digit comparable sales and a bottom line that outpaces the prior year as well as our internal expectations. We believe this format has much future growth potential.

Additionally we have opened two new A&P Best Cellars stand alone liquor stores in West Orange, NJ and Riverside, CT and expect to commence more in-store renovations to come.

OUTLOOK
-------
This has been a very turbulent year with an unprecedented challenging economic environment. Despite this challenge, we continued to deliver solid overall results in our third quarter of fiscal 2008 with solid sales and improved earnings year-over-year while at the same time completing the integration of the Pathmark acquisition. We believe combining with Pathmark has strengthened our Company and positioned us well to withstand economic challenges. Additionally, we realized significant synergies from the acquisition which we believe will continue into 2009 and provide the necessary resources to effectively compete in this difficult environment.

We expect that in 2009 the US retail market will face one of the most difficult and challenging years as our customers will have lower disposable income. However, we believe our Company is preparing for the challenges ahead shifting our strategy to meet the demands of our customers who have lowered their weekly shopping budget while, still providing high quality, nutritious foods. Our comprehensive new private label program is a critical component of our strategy as well as strategic store conversions.

In 2009, we will celebrate our historic 150th anniversary. We believe that our strong strategic position in the Northeast, our successful format strategy and our resolve to implement strategic changes, positions us to effectively manage the challenging economic environment and remain cautiously optimistic in our long-term prospects. We recognize that this recession has been projected to worsen and have consequently been tailoring new merchandising strategies that we will employ to be more effective offering cost-effective alternatives for our customers.

We believe that our present cash resources, including invested cash on hand, available borrowings from our $675 million Credit Agreement and other sources, are sufficient to meet our needs. Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our $675 million Credit Agreement would be unable to fulfill their commitments. However, given the current economic environment and credit risk market crisis, there is no assurance that this may not change in the foreseeable future.

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

o The majority of our employees are members of labor unions. While we believe that our relationships with union leaderships and our employees are satisfactory, we operate under collective bargaining agreements which periodically must be renegotiated. In the coming year, we have some contracts expiring and under negotiation. In each of these negotiations, rising health care and pension costs will be an important issue, as will the nature and structure of work rules. We are hopeful, but cannot be certain, that we can reach satisfactory agreements without work stoppages in these markets. However, the actual terms of the renegotiated collective bargaining agreements, our future relationships with our employees and/or a prolonged work stoppage affecting a substantial number of stores could have a material effect on our results.

o The amount of contributions made to our pension and multi-employer plans will be affected by the performance of investments made by the plans and the extent to which trustees of the plans reduce the costs of future service benefits.

o We are currently required to acquire a majority of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on reasonable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

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

o Our substantial indebtedness could impair our financial condition. Our indebtedness could make it more difficult for us to satisfy our obligations, which could in turn result in an event of default on our obligations, require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, or other general corporate purposes, impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes, diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, limit our flexibility in planning for, or reacting to, changes in the economy, our business and the industry in which we operate, and place us at a competitive disadvantage compared to competitors that have proportionately less debt. Our $675 million Credit Agreement contains restrictive covenants customary for facilities of that type which limit our ability to incur additional debt, pay dividends, grant additional liens, make investments and take other actions. These restrictions may limit our flexibility to undertake future financings and take other actions. If we are unable to meet our debt service obligations, we could be forced to repay our indebtedness prior to its scheduled maturity, restructure or refinance our indebtedness, seek additional equity capital or sell assets and may force liquidity issues. We may be unable to obtain debt and/or equity financing or sell assets on satisfactory terms, or at all. In addition, our Credit Agreement bears interest at a variable rate. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

o We are the primary obligor for a significant number of closed stores and warehouses under long-term leases primarily located in the Midwest. Our ability to sublet or assign these leases depends on the economic conditions of the real estate markets in which these leases are located. We have estimated our obligation under these leases, net of expected subleases and we have reserved for them, where appropriate. Unexpected changes in the marketplace or with individual sublessors could result in an adverse effect on our cash flow and earnings.

o Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. In the event of rising fuel costs, we may not be able to recover rising utility and fuel costs through increased prices charged to our customers. Our profitability is particularly sensitive to the cost of oil. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs; including plastic bags.

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

o We have large, complex information technology systems that are important to our business operations. We could encounter difficulties developing new systems and encounter difficulties maintaining, upgrading or securing our existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.

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

o Current economic conditions have been, and continue to be volatile. As a result of concern about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments. Continued turbulence in the global credit markets and U.S. economy may adversely affect our results of operations, financial condition and liquidity.

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

12 WEEKS ENDED NOVEMBER 29, 2008 COMPARED TO THE 12 WEEKS ENDED DECEMBER 1, 2007
--------------------------------------------------------------------------------

OVERALL
-------
Sales for the third quarter of fiscal 2008 were $2,120.9 million compared to $1,251.1 million for the third quarter of fiscal 2007 due primarily to the acquisition of Pathmark; comparable store sales, which include stores that have been in operation for two full fiscal years and replacement stores, increased 1.9%. Loss from continuing operations of $3.0 million for the third quarter of fiscal 2008 decreased from income from continuing operations of $73.1 million for the third quarter of fiscal 2007, due primarily to the gain on disposition of Metro, Inc. of $106.1 million. Loss from discontinued operations of $10.6 million for the third quarter of fiscal 2008 decreased from a loss from discontinued operations of $15.8 million for the third quarter of fiscal 2007. Net loss per share -- basic and diluted for the third quarter of fiscal 2008 was $0.26 and $1.61, respectively, compared to net income per share -- basic and diluted of $1.36 and $1.35, respectively, for the third quarter of fiscal 2007.

                                            12 Weeks                12 Weeks
                                              Ended                   Ended             Favorable /
                                          Nov. 29, 2008            Dec. 1, 2007        (Unfavorable)            % Change
                                          -------------            ------------        -------------           -----------
Sales                                      $   2,120.9              $   1,251.1           $   869.8                 69.5%
Increase in comparable store sales                 1.9%                     3.1%               NA                   NA
(Loss) income from continuing operations          (3.0)                    73.1               (76.1)              >100.0%
Loss from discontinued operations                (10.6)                   (15.8)                5.2                 32.9%
Net (loss) income                                (13.6)                    57.3               (70.9)              >100.0%
Net (loss) income per share -- basic             (0.26)                    1.36               (1.62)              >100.0%
Net (loss) income per share -- diluted           (1.61)                    1.35               (2.96)              >100.0%

Average weekly sales per supermarket were approximately $417,800 for the third quarter of fiscal 2008 versus $348,800 for the corresponding period of the prior year, an increase of 19.8% primarily due to the acquisition of Pathmark's larger supermarkets in the fourth quarter of fiscal 2007.

SALES
-----

                                              For the 12 weeks ended
                                        -----------------------------------
                                        Nov. 29, 2008          Dec. 1, 2007
                                        -------------          ------------
   Fresh                                  $  1,071.3            $  1,103.4
   Price Impact                                924.4                  32.6
   Gourmet                                      67.1                  63.0
   Other                                        58.1                  52.1
   Investment in Metro, Inc.                      --                    --
                                          ----------            ----------
Total sales                               $  2,120.9            $  1,251.1
                                          ==========            ==========

Sales increased from $1,251.1 million for the 12 weeks ended December 1, 2007 to $2,120.9 million for the 12 weeks ended November 29, 2008 primarily due to an increase in the Price Impact segment of $891.8 million, as a result of the acquisition of Pathmark in the fourth quarter of fiscal 2007 as well as an increase in comparable stores sales of $24.3 million, offset by the absence of sales from store closures of $47.4 million. The decrease in sales in our Fresh segment of $32.1 million is primarily due to the absence of sales from store closures of $42.9 million, offset by an increase in comparable store sales of $10.8 million. The increase in sales in our Gourmet segment of $4.1 million is primarily due to comparable store sales increases. The sales increase of $6.0 million, or 11.5%, in our Other segment, representing Discount and Liquor, is primarily due to an increase in comparable store sales driven by our remodel program and our acquisition of Best Cellars, offset partially by store closures.

GROSS MARGIN
------------
Gross margin of $660.4 million increased 63 basis points as a percentage of sales to 31.14% for the third quarter of fiscal 2008 from gross margin of $381.7 million or 30.51% for the third quarter of fiscal 2007. Excluding the impact of the acquisition of Pathmark, which operates on lower gross margins, the increase is 156 basis points. This increase is primarily driven by the realization of lower net costs from buying synergies, improved stock loss results and overall improved margins, especially in the fresh departments.

The following table details the dollar impact of several items affecting the gross margin dollar increase from the third quarter of fiscal 2007 to the third quarter of fiscal 2008:

                                Sales Volume         Gross Margin Rate              Total
                               -------------         -----------------          -------------
Total Company                  $      265.3            $        13.4            $     278.7

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Store operating, general and administrative expense ("SG&A") was $648.5 million or 30.57% as a percentage of sales for the third quarter of fiscal 2008 compared to $402.8 million or 32.20% as a percentage of sales for the third quarter of fiscal 2007.

Included in SG&A for the third quarter of fiscal 2008 were certain charges as follows:

o costs relating to a voluntary labor buyout program of $3.0 million (14 basis points);
o costs relating to our withdrawal of the Grocery Haulers, Inc. employees servicing Pathmark Stores from the Local 863 Union Multiemployer Pension Plan to our Company of $2.7 million (13 basis points), as discussed in Note 14 -- Retirement Plans and Benefits;
o    net real estate activity of $1.7 million (8 basis points); and
o    Pathmark acquisition related costs of $4.2 million (20 basis points).

Partially offset by:

o Recoveries from our VISA/Mastercard antitrust class action litigation as discussed in Note 20 -- Commitments and Contingencies of $2.2 million (11 basis points); and
o a reversal of $5.2 million (25 basis points) for compensation expense related to restricted stock that had been previously recognized for performance targets that are no longer probable of being met, as discussed in Note 15 -- Stock Based Compensation.

Included in SG&A for the third quarter of fiscal 2007 were certain charges as follows:

o costs relating to the closing of our owned warehouses in Edison, New Jersey and Bronx, New York of $0.3 million (2 basis points) that were not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 9 -- Asset Disposition Initiatives;
o    net real estate activity of $4.3 million (35 basis points); and
o    Pathmark acquisition related costs of $4.4 million (35 basis points).

Excluding the items listed above, SG&A as a percentage of sales decreased by 111 basis points during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily due to the acquisition of Pathmark which contributed higher sales productivity.

During the 12 weeks ended November 29, 2008 and December 1, 2007, we recorded impairment losses on long-lived assets due to closure or conversion in the normal course of business of $0.9 million and $2.5 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME
--------------

                                   For the 12 weeks ended
                             ----------------------------------
                             Nov. 29, 2008         Dec. 1, 2007
                             -------------         ------------
   Fresh                           $  36.1              $   9.5
   Price Impact                       (1.9)                (0.2)
   Gourmet                             6.7                  5.4
   Other                               0.5                 (0.7)
                                   -------              -------
Total segment income               $  41.4              $  14.0
                                   =======              =======


Segment income increased $27.4 million from $14.0 million for the 12 weeks ended December 1, 2007 to $41.4 million for the 12 weeks ended November 29, 2008. Third quarter of fiscal 2008 results include segment loss of $1.9 million from the Pathmark business acquired in the fourth quarter of fiscal 2007 and the third quarter conversion of Pathmark Sav-A-Center stores. Our Fresh segment experienced an increase in segment income of $26.6 million from improved gross margins as well as decreased store operating, general and administrative costs, mainly in labor and occupancy related costs. Segment income from our Gourmet business improved by $1.3 million primarily as a result of an improved gross margin rate partially offset by an increase in operating costs, mainly in labor. The increase in segment income of $1.2 million in our Other segment, representing Discount and Liquor, is primarily due to improving sales and margin rates in both businesses and our acquisition of Best Cellars. Refer to Note 17 -- Operating Segments for further discussion of our reportable operating segments.

GAIN ON DISPOSITION OF METRO, INC.
----------------------------------
During the 12 weeks ended December 1, 2007, we sold the remaining shares of our holdings in Metro, Inc. resulting in a gain of $106.1 million. There were no such gains during the 12 weeks ended November 29, 2008.

NONOPERATING INCOME
-------------------
During the third quarter of fiscal 2008, we recorded $22.8 million in fair value adjustments for our Series B warrants acquired in connection with our purchase of Pathmark. There were no such gains during the third quarter of fiscal 2007.

INTEREST EXPENSE
----------------
Interest expense of $36.7 million for the third quarter of 2008 increased from the prior year amount of $14.5 million due primarily to the higher level of indebtedness related to our acquisition of Pathmark, including the issuance of $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012 resulting in an increase in interest expense of $8.7 million ($2.8 million of which were non-cash costs), increased borrowings on our Line of Credit and Credit Agreement resulting in interest expense of $6.8 million and an increase in interest expense related to Pathmark of $5.4 million primarily due to interest on capital leases.

INCOME TAXES
------------
The provision for income taxes from continuing operations for the third quarter of fiscal 2008 was $1.0 million compared to $1.8 million for the third quarter of fiscal 2007. Consistent with the prior year, we continue to record a valuation allowance in an amount that appropriately reduces our net deferred tax asset to reflect our assessment of its realizability.

The effective tax rate on continuing operations of 53.1% for the 12 weeks ended November 29, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series B warrants.

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

The loss from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2008 of $12.5 million decreased from a loss from operations of discontinued businesses, net of tax, of $13.5 million for the third quarter of fiscal 2007 primarily due to changes of estimates in vacancy related costs due to the closure of stores in the Midwest and the Greater New Orleans area. The gain on disposal of discontinued operations of $1.8 million for the third quarter of fiscal 2008 relates to the sale of land in the Greater New Orleans area and the loss on disposal of discontinued operations in the prior year of $2.2 million primarily was due to impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received less costs to sell.

40 WEEKS ENDED NOVEMBER 29, 2008 COMPARED TO THE 40 WEEKS ENDED DECEMBER 1, 2007
--------------------------------------------------------------------------------

OVERALL
-------
Sales for the 40 weeks ended November 29, 2008 were $7,226.3 million compared to $4,204.6 million for the 40 weeks ended December 1, 2007 due primarily to the acquisition of Pathmark; comparable store sales, which includes stores that have been in operation for two full fiscal years and replacement stores, increased 2.7%. Loss from continuing operations of $2.8 million for the 40 weeks ended November 29, 2008 decreased from income from continuing operations of $131.5 million for the 40 weeks ended December 1, 2007 primarily due to the absence of the gain on disposition of Metro, Inc. Loss from discontinued operations of $230.7 million for the 40 weeks ended December 1, 2007 decreased to a loss from discontinued operations of $26.0 million for the 40 weeks ended November 29, 2008, due to the absence of the sale and closure of stores in the Midwest and the sale of our stores in the Greater New Orleans area. Net loss per share -- basic for the 40 weeks ended November 29, 2008 was $0.57 compared to net loss per share -- basic $2.37 for the 40 weeks ended December 1, 2007. Net loss per share -- diluted for the 40 weeks ended November 29, 2008 was $2.79 compared to a net loss per share -- diluted of $2.34 for the 40 weeks ended December 1, 2007.

                                             40 weeks                  40 weeks
                                               Ended                     Ended                  Favorable /
                                           Nov. 29, 2008              Dec. 1, 2007             (Unfavorable)             % Change
                                           -------------              ------------             -------------            ----------
Sales                                        $  7,226.3               $   4,204.6               $   3,021.7                 71.9%
Increase in comparable store sales                  2.7%                      2.3%                     NA                   NA
(Loss) income from continuing operations           (2.8)                    131.5                    (134.3)              >100.0%
Loss from discontinued operations                 (26.0)                   (230.7)                    204.7                 88.7%
Net (loss) income                                 (28.8)                    (99.2)                     70.4                 71.0%
Net loss per share -- basic                       (0.57)                    (2.37)                     1.80                 75.9%
Net loss per share -- diluted                     (2.79)                    (2.34)                    (0.45)               (19.2%)

Average weekly sales per supermarket were approximately $425,700 for the 40 weeks ended November 29, 2008 versus $350,200 for the corresponding period of the prior year, an increase of 21.6% primarily due to the acquisition of Pathmark's larger supermarkets in the fourth quarter of fiscal 2007.

SALES
-----

                                                     For the 40 weeks ended
                                               --------------------------------
                                                Nov. 29, 2008     Dec. 1, 2007
                                               ---------------   --------------
   Fresh                                       $      3,658.3    $     3,722.7
   Price Impact                                       3,168.1            110.1
   Gourmet                                              208.9            192.4
   Other                                                191.0            173.6
   Investment in Metro, Inc.                              --               5.8
                                               ---------------   --------------
Total sales                                    $      7,226.3    $     4,204.6
                                               ===============   ==============

Sales increased from $4,204.6 million for the 40 weeks ended December 1, 2007 to $7,226.3 million for the 40 weeks ended November 29, 2008 primarily due to an increase in the Price Impact segment of $3,058.0 million, as a result of the acquisition of Pathmark in the fourth quarter of fiscal 2007 as well as an increase in comparable stores sales of $118.6 million, offset by the absence of sales from store closures of $168.3 million. The decrease in sales in our Fresh segment of $64.4 million is primarily due to the absence of sales from store closures of $153.8 million, offset by an increase in comparable store sales of $77.7 million and an increase in sales related to the opening of new stores of $11.7 million. The increase in sales in our Gourmet segment of $16.5 million is primarily due to comparable store sales increases. The sales increase of $17.4 million, or 10.0%, in our Other segment, representing Discount and Liquor, is primarily due to an increase in comparable store sales driven by our remodel program and our acquisition of Best Cellars, offset partially by store closures. The decrease in sales of $5.8 million, or 100%, in our Metro segment is due to the expiration of our information technology agreement with Metro, Inc. during fiscal 2007.

GROSS MARGIN
------------
Gross margin of $2,195.5 million decreased 62 basis points to 30.38% as a percentage of sales for the 40 weeks ended November 29, 2008 from $1,303.3 million or 31.00% as a percentage of sales for the 40 weeks ended December 1, 2007. Excluding the impact of the acquisition of Pathmark, which operates on lower gross margins, the gross margin rate increased 66 basis points. This increase is primarily driven by the realization of lower net costs from buying synergies as well as overall improved margins, especially in the fresh departments.

The following table details the dollar impact of several items affecting the gross margin dollar increase (decrease) from the 40 weeks ended December 1, 2007 to the 40 weeks ended November 29, 2008:

                                Sales Volume         Gross Margin Rate              Total
                               -------------         -----------------          --------------
Northeast                      $      936.6            $       (44.4)           $        892.2

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
SG&A expense was $2,193.0 million or 30.35% as a percentage of sales for the 40 weeks ended November 29, 2008 as compared to $1,323.4 million or 31.48% as a percentage of sales for the 40 weeks ended December 1, 2007.

Included in SG&A for the 40 weeks ended November 29, 2008 were certain charges as follows:

o    net losses on restructuring activity of $0.4 million (1 basis point);
o costs relating to a voluntary labor buyout program of $3.0 million (4 basis points);
o costs relating to our withdrawal of the Grocery Haulers, Inc. employees servicing Pathmark Stores from the Local 863 Union Multiemployer Pension Plan to our Company of $2.7 million (4 basis points), as discussed in Note 14 -- Retirement Plans and Benefits;
o    net real estate activity of $8.1 million (11 basis points); and
o    Pathmark acquisition related costs of $28.9 million (40 basis points).

Partially offset by:

o Recoveries from our VISA/Mastercard antitrust class action litigation as discussed in Note 20 -- Commitments and Contingencies of $2.2 million (3 basis points); and
o a reversal of $5.2 million (7 basis points) for compensation expense related to restricted stock that had been previously recognized for performance targets that are no longer probable of being met, as discussed in Note 15 -- Stock Based Compensation.

Included in SG&A for the 40 weeks ended December 1, 2007 were certain charges as follows:

o costs relating to a voluntary retirement buyout program of $0.5 million (1 basis point);
o    net real estate activity of $7.3 million (17 basis points); and
o    Pathmark acquisition related costs of $6.8 million (16 basis points).

Partially offset by:

o reversal of costs relating to the consolidation of our operating offices in line with our smaller operations of $0.9 million (2 basis points);
o gain on the sale of our owned warehouse in Edison, New Jersey of $13.2 million (31 basis points) that was closed and not sold as part of the sale of our U.S. distribution operations and some warehouse facilities and related assets to C&S Wholesale Grocers, Inc. as discussed in Note 9 -- Asset Disposition Initiatives; and
o reversal of occupancy related costs of $1.4 million (3 basis points) due to changes in our estimates of future costs for stores closed as part of our asset disposition initiatives as discussed in Note 9 -- Asset Disposition Initiatives.

Excluding the items listed above, SG&A as a percentage of sales decreased 164 basis points during the 40 weeks ended November 29, 2008 as compared to the 40 weeks ended December 1, 2007 primarily due to the acquisition of Pathmark which contributed higher sales productivity.

During the 40 weeks ended November 29, 2008 and December 1, 2007, we recorded impairment losses on long-lived assets for impairments due to expected closure, closure or conversion of stores in the normal course of business of $2.7 million and $3.6 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not continue to improve, there may be additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME
--------------

                                               For the 40 weeks ended
                                         ---------------------------------
                                          Nov. 29, 2008     Dec. 1, 2007
                                         ---------------   -------------
   Fresh                                 $        100.1    $        60.9
   Price Impact                                    16.1               --
   Gourmet                                         16.6             11.0
   Other                                            1.8             (2.3)
                                         ---------------   -------------
Total segment income                     $        134.6    $        69.6
                                         ===============   ==============

Segment income increased $65.0 million from $69.6 million for the 40 weeks ended December 1, 2007 to $134.6 million for the 40 weeks ended November 29, 2008. Third quarter of fiscal 2008 results include segment income of $16.1 million from the Pathmark business acquired in the fourth quarter of fiscal 2007 and the third quarter conversion of Pathmark Sav-A-Center stores. Our Fresh segment experienced an increase in segment income of $39.2 million from decreased costs, mainly in labor and occupancy related costs. Segment income from our Gourmet business improved by $5.6 million primarily as a result of an improved gross margin rate partially offset by additional operating costs, mainly in labor and occupancy related costs. The increase in segment income of $4.1 million in our Other segment, representing Discount and Liquor, is primarily due to improving sales and margin rates in both businesses and our acquisition of Best Cellars. Refer to Note 17 - Operating Segments for further discussion of our reportable operating segments.

GAIN ON DISPOSITION OF METRO, INC.
----------------------------------
During the 40 weeks ended December 1, 2007, we sold all shares of our holdings in Metro, Inc. resulting in a gain of $184.5 million. There were no such gains during the 40 weeks ended November 29, 2008.

NONOPERATING INCOME
-------------------
During the 40 weeks ended November 29, 2008, we recorded $114.3 million in fair value adjustments for (i.) our Series A and Series B warrants acquired in connection with our purchase of Pathmark, (ii.) our conversion feature of the 5.125% convertible senior notes and the 6.75% convertible senior notes, and (iii.) our financing warrants issued in connection with the issuance of our convertible senior notes. There were no such gains during the 40 weeks ended December 1, 2007.

INTEREST EXPENSE
----------------
Interest expense of $116.6 million for the 40 weeks ended November 29, 2008 increased from the prior year amount of $48.8 million due primarily to the higher level of indebtedness related to our acquisition of Pathmark, including the issuance of $165 million 5.125% convertible senior notes due 2011 and $255 million 6.75% convertible senior notes due 2012 resulting in an increase in interest expense of $28.9 million ($9.3 million of which were non-cash costs), increased borrowings on our Line of Credit and Credit Agreement resulting in an increase in interest expense of $18.1 million and an increase in interest expense related to Pathmark of $16.7 million primarily due to interest on capital leases.

EQUITY IN EARNINGS OF METRO, INC.
---------------------------------
We used the equity method of accounting to account for our investment in Metro, Inc., through March 13, 2007, because we exerted significant influence over substantive operating decisions made by Metro, Inc. through our membership on Metro, Inc.'s Board of Directors and its committees and through an information technology services agreement with Metro, Inc. During the 40 weeks ended December 1, 2007, we recorded $7.9 million in equity earnings relating to our equity investment in Metro, Inc.

During fiscal 2007, we sold all of our holdings in Metro, Inc. Thus, there were no such equity earnings during the 40 weeks ended November 29, 2008.

INCOME TAXES
------------
The provision for income taxes from continuing operations for the 40 weeks ended November 29, 2008 was $3.5 million compared to $4.3 million for the 40 weeks ended December 1, 2007. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 510.3% for the 40 weeks ended November 29, 2008 varied from the statutory rate of 35% primarily due to the recording of state and local income taxes, recording additional valuation allowance offset by a permanent difference related to nonoperating income from the fair value adjustments related to the conversion features, financing warrants and Series A and B warrants.

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

The loss from operations of discontinued businesses, net of tax, for the 40 weeks ended November 29, 2008 of $30.6 million decreased from a loss from operations of discontinued businesses, net of tax, of $179.7 million for the 40 weeks ended December 1, 2007 primarily due to a decrease in vacancy related costs that were recorded during fiscal 2007 due to the closure of stores in the Midwest and the Greater New Orleans area. The gain on disposal of discontinued operations of $4.7 million for the 40 weeks ended November 29, 2008 increased from the loss on disposal of discontinued operations in the prior year of $51.0 million primarily due to the absence of impairment losses recorded on the property, plant and equipment in the Greater New Orleans area and Midwest as we recorded the assets' fair market value based upon proceeds received and expected proceeds less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------

The following table presents excerpts from our Consolidated Statements of Cash
Flows:

                                                                              40 weeks Ended
                                                              -------------------------------------------
                                                                Nov. 29, 2008              Dec. 1, 2007
                                                              -----------------         -----------------
Net cash used in operating activities                         $       (48,214)          $        (25,260)
                                                              -----------------         -----------------

Net cash (used in) provided by investing activities           $       (56,999)          $         84,059
                                                              -----------------         -----------------

Net cash provided by (used in) financing activities           $       165,427           $        (75,603)
                                                              -----------------         -----------------

Net cash used in operating activities of $48.2 million for the 40 weeks ended November 29, 2008 primarily reflected our net loss of $28.8 million, adjusted for non-cash charges for (i.) depreciation and amortization of $201.4 million, (ii.) charges related to our asset disposition initiatives of $9.8 million, (iii.) other share based awards of $3.6 million, partially offset by (iv.) gain on disposal of discontinued operations of $4.7 million, and (v.) nonoperating income related to marked to market adjustments for financial instruments of $114.3 million. Further, cash was provided by an increase in accounts payable of $21.7 million mainly due to the timing of payments partially offset by an increase in inventories of $49.1 million, an increase in other assets of $11.8 million, a decrease in accrued salaries, wages, benefits and taxes of $30.3 million and a decrease in other non-current liabilities of $49.0 million primarily due to payments on closed locations. Refer to Working Capital below for discussion of changes in working capital items. Net cash used in operating activities of $25.3 million for the 40 weeks ended December 1, 2007 primarily reflected our net loss of $99.2 million, adjusted for non-cash charges for (i.) depreciation and amortization of $122.6 million, (ii.) asset disposition initiatives of $120.4 million, (iii.) losses on the disposal of owned property of $2.5 million, (iv.) loss on disposal of discontinued operations of $51.0 million, (v.) other property impairments of $3.6 million, (vi.) other share based awards of $7.3 million, partially offset by (vii.) our equity in earnings of Metro, Inc. of $7.9 million, and (viii.) the gain on disposition of Metro, Inc. of $184.5 million. Further, cash was provided by a decrease in accounts receivable of $31.9 million, a decrease in inventories of $72.7 million primarily due to the sale of our Midwest and the Greater New Orleans area operations offset by an increase in prepaid expenses and other current assets of $14.2 million, an increase in other assets of $3.1 million, a decrease in accrued salaries, wages, benefits and taxes of $52.8 million, a decrease in other non-current liabilities of $42.6 million and a decrease in accounts payable of $27.3 million mainly due to the timing of payments.

Net cash used in investing activities of $57.0 million for the 40 weeks ended November 29, 2008 primarily reflected property expenditures totaling $85.7 million, which included 3 new liquor stores, 1 new Gourmet store, 13 major remodels, 1 major enlargement, 2 conversions, 7 Pathmark Price Impact remodels and 3 Starbucks remodels partially offset by proceeds from disposal of property of $17.7 million and proceeds from maturities of restricted marketable securities of $9.9 million. For fiscal 2008, we have reduced our planned capital expenditures from approximately $200 million to an approximate range of $100 to $125 million mainly due to a shift to lower cost Pathmark Price Impact remodels as well as our intention to limit capital expenditures in light of the difficult economic environment. Net cash provided by investing activities of $84.1 million for the 40 weeks ended December 1, 2007 primarily reflected proceeds from the sale of assets of $121.6 million ($23.7 million in the Northeast, $53.3 million in the Midwest and $44.6 million in the Greater New Orleans area), cash received from the sale of shares of Metro, Inc. of $551.2 million, and net sales of marketable securities of $20.4 million partially offset by acquisition related expenditures for the purchase of Pathmark Stores, Inc. of $18.7 million, an increase in restricted cash of $490.9 million and property expenditures totaling $98.4 million, which included 4 new supermarkets, 9 major remodels and 2 minor remodels.

Net cash provided by financing activities of $165.4 million for the 40 weeks ended November 29, 2008 primarily reflected net proceeds under our revolving lines of credit of $191.9 million, proceeds from a promissory note of $10.0 million, an increase in book overdrafts of $14.5 million, partially offset by the settlement of Series A warrants of $45.7 million and principal payments on capital leases of $5.6 million. Net cash used in financing activities of $75.6 million for the 40 weeks ended December 1, 2007 primarily reflected principal payments on long-term borrowings of $32.0 million and net principal payments on revolving lines of credit of $58.7 million offset by net proceeds from long term real estate liabilities of $6.4 million and proceeds from the exercise of stock options of $6.2 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and our anticipated financial results. We are in the process of planning for fiscal 2009 and beyond at this time and we believe that our present cash resources, including invested cash on hand, available borrowings under our Credit Agreement and other sources, are sufficient to meet our needs. Based on current information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our $675 million Credit Agreement would be unable to fulfill their commitments as of our filing date. However, given the current economic environment and credit risk market crisis, we can not assure you that this may not change in the foreseeable future.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if they do not otherwise provide sufficient resources to operate effectively, we anticipate that we would be able to modify the operating plan, by reducing capital investments and through other contingency actions. We may also look to raise capital through the issuance of additional debt or equity in order to ensure that we have appropriate resources. However, there is no assurance that we will pursue such actions or that they will be successful in generating resources necessary to operate the business.

WORKING CAPITAL
---------------
We had working capital of $234.2 million at November 29, 2008 compared to working capital of $112.6 million at February 23, 2008. We had cash and cash equivalents aggregating $160.9 million at November 29, 2008 compared to $100.7 million at February 23, 2008. The increase in working capital was attributable primarily to the following:

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

Partially offset by the following:

o A decrease in prepaid expenses and other current assets mainly due to the timing of payments; and
o An increase in accounts payable (inclusive of book overdrafts) due to the timing of payments.

LINE OF CREDIT
--------------
On January 16, 2008, we entered into a secured line of credit agreement with Blue Ridge Investments, L.L.C. This agreement enables us to borrow funds on a revolving basis subject to invested cash balances. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. At November 29, 2008 and February 23, 2008, we had borrowings outstanding under this line of credit agreement of $7.9 million and $11.6 million, respectively. This agreement had an original expiration date of December 31, 2008; however, on November 26, 2008 this agreement was extended to expire on December 31, 2009. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. See Note 5 -- Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, for further discussion on the Columbia Fund.

CREDIT AGREEMENT
----------------
On December 3, 2007, the 2005 Revolving Credit Agreement and Letter of Credit Agreement were refinanced pursuant to a new $675 million Credit Agreement. Our Credit Agreement is syndicated with various financial institutions, with Banc of America Securities LLC and Bank of America, N.A. as the co-lead arranger. Subject to borrowing base requirements, the Credit Agreement provides for a five-year term loan in the aggregate amount of $82.9 million and a five-year revolving credit facility of $592.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement includes a $100 million accordion feature which gives us the ability to request increases in the lending commitments from $675 million to up to $775 million, but such increases would become effective only if and to the extent that existing and new lenders agree to provide such increases. Our obligations under the Credit Agreement are secured by substantially all assets of the company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares as well as make bond repurchases. At November 29, 2008, there were $361.8 million of loans and $228.7 million in letters of credit outstanding under this agreement. As of November 29, 2008, after reducing availability for borrowing base requirements, we had $77.6 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $46 million as of November 29, 2008.

On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitment was converted into a $50 million term loan tranche which was collateralized by certain real estate assets at an increased margin rate. This agreement expires on December 3, 2012.

Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

PROMISSORY NOTE
---------------
On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and will bear interest at a rate of 6% per year, payable in twelve equal payments of $0.15 million over the term of the note.

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

Included in "Nonoperating Income" on our Consolidated Statements of Operations for the 12 and 40 weeks ended November 29, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $22.8 million and $98.7 million, respectively, for the Series B warrants market value adjustment. The value of the Series B warrants were $7.4 million as of November 29, 2008 and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                                    For the 40 weeks
                                                          ended
                                                     November 29, 2008
                                                     -----------------
         Expected life                                  6.5 years
         Volatility                                       59.9%
         Dividend yield                                    0%
         Risk-free interest rate                          2.35%

PUBLIC DEBT OBLIGATIONS
-----------------------
Outstanding notes totaling $596.0 million at November 29, 2008 consisted of $12.8 million aggregate principal amount of 9.125% Senior Notes due December 15, 2011, $146.0 million aggregate principal amount of 5.125% Convertible Senior Notes due June 15, 2011, $237.2 million aggregate principal amount of 6.75% Convertible Senior Notes due December 15, 2012 and $200.0 million aggregate principal amount of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 5.125% and 6.75% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Notes are callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinate to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

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

Concurrent with this offering, we entered into call options and financing warrant transactions with financial institutions that are affiliates of the underwriters of the notes to effectively increase the conversion price of these notes and to reduce the potential dilution upon future conversion. Conversion prices were effectively increased to $46.20 or a 65% premium and $49.00 or a 75% premium for the 2011 and 2012 notes, respectively. We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our Notes to their stated prices of $36.40 for the 2011 notes and $37.80 for the 2012 notes.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. During the 12 and 40 weeks ended November 29, 2008, we recorded a gain of nil and $9.4 million, respectively, in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 40 weeks ended November 29, 2008, the gain that was recorded in "Nonoperating Income" on our Consolidated Statements of Operations for the conversion features of the 6.75% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the exercise of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.75% convertible senior notes of $13.8 million and $14.7 million as of June 26, 2008, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. Thus, the fair value of the conversion features for the 5.125% and 6.75% convertible notes are no longer classified as a liability at November 29, 2008. The following assumptions and estimates were used in the Black-Scholes model:

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

SHARE LENDING AGREEMENTS
------------------------
We have entered into share lending agreements, dated December 12, 2007, with certain financial institutions, under which we have agreed to loan up to 11,278,988 shares of our common stock (subject to certain adjustments set forth in the share lending agreements). These borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the stock lending agreement and a legal obstacle exists that prevents the Borrower from returning the shares, the Borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation. On June 26, 2008, our shareholders approved to loan up to an additional 1,577,569 shares of our Company's common stock pursuant to the share lending agreement.

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

Any shares we loan will be issued and outstanding. Investors that purchase borrowed shares will be entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions will not have such rights pursuant to the share lending agreements. The obligation of the financial institutions to return the borrowed shares has been accounted for as a prepaid forward contract and, accordingly, shares underlying this contract, except as described below, are removed from the computation of basic and dilutive earnings per share. On a net basis, this transaction will have no impact on earnings per share.

On September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. Lehman Europe is party to a 3,206,058 share lending agreement with our Company. Due to the circumstances of the Lehman bankruptcy, we have recorded these loaned shares as issued and outstanding effective September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

CALL OPTION AND FINANCING WARRANT
---------------------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% notes and $49.00 with respect to the 6.75% notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, we did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares were available and were recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of shareholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our shareholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model and $28.9 million was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008. These financing warrants are no longer classified as a liability at November 29, 2008. During the 12 and 40 weeks ended November 29, 2008, we recorded a gain of nil and $2.3 million, respectively, relating to these warrants, which is included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

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

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC. In the event we terminate these transactions, we would have the right to monetary damages from LBOTC in an amount equal to the present value of our cost to replace the transactions with another party for the same period and on the same terms.

OTHER
-----
We are the guarantor of a loan of $1.1 million related to a shopping center, which will expire in 2011.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases"). When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under the Assigned Leases, we could be required to assume the lease obligation. As of November 29, 2008, 227 Assigned Leases remain in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $684.9 million, which could be partially or totally offset by reassigning or subletting such leases.

Our existing senior debt rating was Caa1 with stable outlook with Moody's Investors Service ("Moody's") as of November 29, 2008. Our existing senior debt rating was B with positive outlook with Standard & Poor's Ratings Group ("S&P") as of November 29, 2008. Also, S&P assigned B- ratings to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012. Moody's assigned a Caa1 rating to our $165 million 5.125% convertible senior notes due 2011 and our $255 million 6.75% convertible senior notes due 2012.

Our liquidity rating was SGL3 with Moody's as of November 29, 2008. Our recovery rating was 5 with S&P as of November 29, 2008 indicating a modest expectation of 10%-30% recovery of our senior debt to our lenders. Future rating changes could affect the availability and cost of financing to our Company.

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

Goodwill and Other Intangible Assets
In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill and intangibles with indefinite useful lives are no longer required to be amortized, but tested for impairment at least annually. Our Company tests for impairment in the fourth quarter of each fiscal year, unless events or changes in circumstances indicate that impairment may have occurred in an interim period. The first step of the impairment analysis is performed by comparing the estimated fair value of each reporting unit to the related carrying value. If the carrying value exceeds the fair market value, an impairment is indicated. The estimated fair value of a reporting unit is determined by using discounted cash flow analyses or by using market multiples, as appropriate. In determining fair value, we make various assumptions, including projections of future cash flows. Impairment testing results could differ if actual results are lower than our expectations or if different methodology was utilized to perform the impairment analysis.

The current economic environment has led to an overall decline in the stock market which has negatively impacted our stock price. We do not believe the decline in our stock price reflects changes in the fundamentals of our business. Our current expectations are that projected future results of our reporting units would not indicate an impairment of our goodwill or intangibles. However, there can be no assurance that there is not an impairment until a full analysis is completed. Our annual impairment test is performed in the fourth quarter of our fiscal year and it is possible that the estimated fair value of one or more of our reporting units may be less than their carrying amounts. If so, we may be required to record a non-cash impairment charge during our fourth quarter of fiscal 2008.

Closed Store and Closed Warehouse Reserves
For closed stores and warehouses that are under long-term leases, we adjust the charges originally accrued for these events for 1) interest accretion, 2) settlements on leases or sold properties, and 3) changes in estimates in future sublease rental assumptions. Net adjustments, all of which have been disclosed in the Notes to the Consolidated Financial Statements, for changes have been cumulatively approximately 4% from the date of inception, with the most significant adjustments being made prior to 2000. Adjustments are predominantly due to fluctuations in the real estate market from the time the original charges are incurred until the properties are actually settled.

As of November 29, 2008, we had recorded liabilities for estimated probable obligations of $178 million. Of this amount, $17 million relates to stores closed in the normal course of business, $25 million relates to stores and warehouses closed as part of the asset disposition initiatives (see Note 9 of our Consolidated Financial Statements), and $136 million relates to stores closed as part of our discontinued operations (see Note 8 of our Consolidated Financial Statements). Due to the long-term nature of the lease commitments, it is possible that current accruals, which are based on estimates of vacancy costs and sublease income, will change in the future as economic conditions change in the real estate market; however, we are unable to estimate the impact of such changes at this time and the existing obligations are management's best estimate of these obligations at this time.

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

Income Taxes
As discussed in Note 16 of the Consolidated Financial Statements, we recorded a valuation allowance for the entire U.S. net deferred tax asset since, in accordance with SFAS 109, it was more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. Under SFAS 109, this valuation allowance could be reversed in future periods if we experience improvement in our U.S. operations.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We do not have cash flow exposure due to rate changes on all of our Notes as of November 29, 2008 of $608.3 million because they are at fixed interest rates ranging from 2.0% to 9.375%. However, we do have cash flow exposure on our committed bank lines of credit of $369.7 million due to our variable floating rate pricing. Accordingly, during the 12 and 40 weeks ended November 29, 2008, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.8 million and $2.1 million, respectively. A presumed 1% change in the variable floating rate during the 12 and 40 weeks ended December 1, 2007, would have impacted interest expense by $0.06 million and $0.15 million, respectively.

Foreign Exchange Risk
---------------------
We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Canadian dollar. As we have approximately $1.0 million in assets denominated in foreign currency, we do not believe that a change in the Canadian currency of 10% will have a material effect on our Consolidated Statements of Operations or Cash Flows.

On November 6, 2007, we entered into a currency exchange forward contract to purchase $380 million United States dollars to hedge the value of our shares in Metro, Inc. against adverse movements in exchange rates. We measure ineffectiveness based upon the change in forward exchange rates. In the third quarter of fiscal 2007 and upon completion of the sale of our shares of Metro, Inc., this forward contract was settled.

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

There have been no changes during our Company's fiscal quarter ended November 29, 2008 in our Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 20 - Commitments and Contingencies for discussion of our legal proceedings.

ITEM 1A - Risk Factors

Refer to Item 1A - Risk Factors in our Fiscal 2007 Form 10-K. In addition to the risk factors disclosed in our Fiscal 2007 Form 10-K, the following risk factors have been added to update current year events that could have a negative effect on our Company's financial position and results of operations.

o Current economic conditions have been, and continue to be volatile. As a result of concern about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments. Continued turbulence in the global credit markets and U.S. economy may adversely affect our results of operations, financial condition and liquidity.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

None

ITEM 5 - Other Information

None

ITEM 6 - Exhibits

(a)  Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NO.    DESCRIPTION

       10.50 Warehousing, Distribution and Related Services Agreement dated March 7, 2008 by and between our Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.50 to Form 10-Q filed on July 21, 2008)

       31.1*        Certification of the Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Dated:  January 8, 2009      By:           /s/ Melissa E. Sungela
                                 -----------------------------------------------
                                       Melissa E. Sungela, Vice President,
                                 Corporate Controller (Chief Accounting Officer)