Form 10-K
period 2009-02-28
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-05-12
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission file number 1-4141

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-1890974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Paragon Drive Montvale, New Jersey 07645 (Address of principal executive offices)

Registrant’s telephone number, including area code:	201-573-9700
___________________________

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$1 par value	New York Stock Exchange
5.125% Convertible Senior Notes, due June 15, 2011	New York Stock Exchange
6.750% Convertible Senior Notes, due December 15, 2012	New York Stock Exchange
9.125% Senior Notes, due December 15, 2011	New York Stock Exchange
9.375% Notes, due August 1, 2039	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None
___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [ ] No [ ]

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

Large accelerated filer       Accelerated filer  X   Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 6, 2008, the registrant’s most recently completed second fiscal quarter, was $451,554,924.

The number of shares of common stock outstanding as of the close of business on May 8, 2009 was 57,771,720.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant’s Fiscal 2008 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART I

ITEM 1 — Business

General

The Great Atlantic & Pacific Tea Company, Inc. (“A&P”, “we”, “our”, “us” or “our Company”) is engaged in the retail food business. We operated 436 stores averaging approximately 42,200 square feet per store as of February 28, 2009.

Operating under the trade names A&P®, Super Fresh®, Waldbaum’s™, Super Foodmart, Food Basics®, The Food Emporium®, Best Cellars®, Pathmark® and Pathmark Sav-a-Center®, we sell groceries, meats, fresh produce and other items commonly offered in supermarkets. In addition, many stores have bakery, delicatessen, pharmacy, floral, fresh fish and cheese departments and on-site banking. National, regional and local brands are sold as well as private label merchandise. In support of our retail operations, we sell other private label products in our stores under other brand names of our Company which include without limitation, America’s Choice®, Master Choice®, and Health Pride®.

Building upon a broad base of supermarkets, our Company has historically expanded and diversified within the retail food business through the acquisition of other supermarket chains and the development of several alternative store types. We now operate our stores with merchandise, pricing and identities tailored to appeal to different segments of the market, including buyers seeking gourmet and ethnic foods, a wide variety of premium quality private label goods and health and beauty aids along with the array of traditional grocery products.

Our Internet address is www.aptea.com. We make available free of charge through our Internet website our annual reports and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission. All of such materials are located at the “Investors” page. We also provide through our Internet website a hyperlink to the Securities and Exchange Commission website, where the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities and Exchange Act of 1934 may be accessed electronically. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under the Acts.

Modernization of Facilities

During fiscal 2008, we expended approximately $116.0 million for capital projects, which included 1 new liquor store, 2 liquor store remodels, 1 Gourmet store remodel, 16 major remodels, 1 major enlargement, 2 conversions, 7 Pathmark Price-Impact remodels and 3 Starbucks remodels. Our planned capital expenditures for fiscal 2009 are approximately $100 million, which relate primarily to enlarging or remodeling supermarkets, and converting supermarkets to more optimal formats.

Sources of Supply

Our Company currently acquires a majority of our saleable inventory from one supplier, C&S Wholesale Grocers, Inc. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms.

On March 7, 2008, our Company entered into a definitive agreement with C&S Wholesale Grocers, Inc. (“C&S”) whereby C&S will provide warehousing, logistics, procurement and purchasing services (the “Services”) in support of the Company’s entire supply chain. This agreement replaces and supersedes three (3) separate wholesale supply agreements under which the parties have been operating. The term of the agreement is ten and one-half (10-1/2) years, which included a six-month “ramp-up” period during which the parties transitioned to the new contractual terms and conditions. The agreement provides that the actual costs of performing the services shall be reimbursed to C&S on an “open-book” or “cost-plus” basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties’ respective responsibilities for the procurement and purchase of merchandise intended for use or resale at the Company’s stores, as well as the parties’ respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon A&P’s cost savings and increases in retail sales volume.

On September 27, 2008, our Company agreed to sell C&S all general merchandise, health beauty and cosmetics, seasonal grocery and other such merchandise warehoused at our distribution center located in Edison, New Jersey. The cost of this inventory was approximately $29.9 million and we have repurchased all of the inventory at the end of our third quarter of fiscal 2008.

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

Employees

As of February 28, 2009, we had approximately 48,000 employees, of which 68% were employed on a part-time basis. Approximately 92% of our employees are covered by union contracts. Our Company considers its present relations with employees to be satisfactory.

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

Segment Information

The segment information required is contained under the caption “Note 18 — Segments” in the Fiscal 2008 Annual Report to Stockholders (“Annual Report”) and is herein incorporated by reference.

ITEM 1A — Risk Factors

The Risk Factors required are disclosed in the Fiscal 2008 Annual Report to Stockholders and are herein incorporated by reference.

ITEM 1B — Unresolved Staff Comments

None.

ITEM 2 — Properties

At February 28, 2009, we owned 57 properties consisting of the following:

Stores, Not Including Stores in Owned Shopping Centers
Land and building owned	14
Building owned and land leased	22
Total stores	36

Shopping Centers
Land and building owned	6
Building owned and land leased	1
Total shopping centers	7
Administrative and Other Properties
Land and building owned	6
Undeveloped land	8
Total other properties	14
Total Properties	57

None of the properties listed above are subject to material encumbrances.

At February 28, 2009, we operated 436 retail stores. These stores are geographically located as follows:

Company Stores:
New England States:
Connecticut	24
Massachusetts	1
Total	25

Middle Atlantic States:
District of Columbia	2
Delaware	12
Maryland	27
New Jersey	154
New York	172
Pennsylvania	43
Virginia	1
Total	411

Total Stores	436

The total area of all of our operated retail stores is 18.4 million square feet averaging approximately 42,200 square feet per store. Excluding liquor and The Food Emporium® stores, which are generally smaller in size, the average store size is approximately 45,300 square feet. We opened a 6,000 square foot liquor store during fiscal 2008 with a selling area of approximately 42% of the total square footage. The stores built over the past several years and those planned for fiscal 2009 and thereafter, generally range in size from 40,000 to 60,000 square feet. The selling area of new stores is normally approximately 75% of the total square footage.

Our Company considers our stores, warehouses, and other facilities adequate for our operations.

ITEM 3 — Legal Proceedings

The information required is contained under the caption “Note 21 — Commitments and Contingencies” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 4 — Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

ITEM 4A — Executive Officers of the Registrant

The executive officers of our Company are as follows:

Name	Age	Current Position
Christian Haub	45	Executive Chairman
Eric Claus	52	President and Chief Executive Officer
Brenda Galgano	40	Senior Vice President, Chief Financial Officer
Andreas Guldin	47	Executive Managing Director, Strategy & Development
Jennifer MacLeod	48	Senior Vice President, Marketing and Communications
Rebecca Philbert	47	Senior Vice President, Merchandising & Supply & Logistics
Allan Richards	45	Senior Vice President, Human Resources, Labor Relations, Legal Services & Secretary
Paul Wiseman	48	Senior Vice President, Store Operations
William Moss	61	Vice President and Treasurer
Melissa Sungela	43	Vice President and Corporate Controller

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

Ms. Galgano, CPA, was appointed Senior Vice President, Chief Financial Officer in November 2005. Ms. Galgano served as Senior Vice President and Corporate Controller, from November 2004 to November 2005; Vice President, Corporate Controller from February 2002 to November 2004, Assistant Corporate Controller of our Company from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining our Company, Ms. Galgano was with PricewaterhouseCoopers LLP as Senior Manager, Assurance and Business Advisory Services.

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

Ms. Philbert was appointed Senior Vice President, Merchandising, in December 2006 and in February 2007 was additionally appointed over Supply & Logistics. Prior to joining our Company, she was with Safeway, Inc. from 1981 to 2006, where she most recently served as Corporate Vice President and Senior Lead, Lifestyle Store development. Prior to that she served as Corporate Vice President Deli and Foodservice & Starbucks and prior to that Corporate Vice President of Marketing.

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

PART II

ITEM 5 — Market for the Registrant’s Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required is contained under the captions “Summary of Quarterly Results”, “Five Year Summary of Selected Financial Data”, and “Stockholder Information” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

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

There have been no repurchases of our Company stock in fiscal 2008.

As of May 8, 2009, there were approximately 5,667 stockholders of record of our common stock.

Securities authorized for issuance under equity compensation plans are summarized below:

	As of February 28, 2009
	Number of Securities to be Issued Upon Exercises	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Available to Grant
Plan Category
1994 Stock Option Plan for officers and key employees*	58,464	$4.28	—
1994 Stock Option Plan for Board of Directors**	20,285	11.72	—
1998 Long Term Incentive and Share Award Plan***	2,566,477	23.79	—
2008 Long Term Incentive and Share Award Plan	—	—	4,970,915
Pathmark Rollover Options	722,245	31.45	—
Series B Warrants	6,965,858	32.40	—
Pathmark 2000 Warrants	5,294,118	22.31	—
Total Outstanding as of February 28, 2009	15,627,447	$27.39	4,970,915

*	On March 17, 2004, the plan expired.
**	On July 14, 2004, the plan was replaced with the 2004 Non-Employee Director Compensation Plan
***	On July 14, 2008, the plan expired.

Stock Performance Graph

The following performance graph compares the five-year cumulative total stockholder return (assuming reinvestment of dividends) of the Company’s Common Stock to the Standard & Poor’s 500 Index and the Company’s Peer Group which consists of the Company, Supervalu Inc., Safeway, Inc. and The Kroger Co. The “Peer Group” for the purposes of the Stock Performance Graph is a subset of, and should not be confused for, the peer group list of companies used to benchmark executive compensation as discussed in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders (“Proxy Statement”). The performance graph assumes $100 is invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the Company’s Peer Group on February 27, 2004, and that dividends paid during the period were reinvested to purchase additional shares.

(Company fiscal year ends the last Saturday in February)

Last Business Day of Fiscal Year	S&P 500	A&P	Peer Group
	$	$	$
02/27/04	100	100	100
02/25/05	106	145	108
02/24/06	113	407	184
02/23/07	127	482	228
02/22/08	118	431	202
02/28/09	64	63	70

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

ITEM 6 — Selected Financial Data

The information required is contained under the caption “Five Year Summary of Selected Financial Data” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required is contained under the caption “Management’s Discussion and Analysis” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 7A — Quantitative and Qualitative Disclosures About Market Risk

The information required is contained in the section “Market Risk” under the caption “Management’s Discussion and Analysis” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 8 — Financial Statements and Supplementary Data

(a)	Financial Statements: The financial statements required to be filed herein are described in Part IV, Item 15 of this report and are incorporated herein by reference to the Annual Report. Except for the sections included herein by reference, our Fiscal 2008 Annual Report to Stockholders is not deemed to be filed as part of this report.

(b)	Supplementary Data: The information required is contained under the caption “Summary of Quarterly Results (Unaudited)” in the Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended February 28, 2009.

ITEM 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Company’s management, including our President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Incorporation by reference of Management’s Annual Report on Internal Control over Financial Reporting

Management of The Great Atlantic and Pacific Tea Company, Inc. has prepared an annual report on internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management’s report is included in our Company’s Fiscal 2008 Annual Report to Stockholders and is herein incorporated by reference in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change during our Company’s fiscal quarter ended February 28, 2009 in our Company’s internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

ITEM 9B — Other Information

None

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

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

ITEM 11 — Executive Compensation

The information required regarding our directors, executive compensation and our beneficial ownership reporting compliance is contained under the captions, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Proxy Statement, to be filed on or before May 30, 2009, and is herein incorporated by reference.

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

Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income
Consolidated Balance Sheets
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

10.4	Amendment to Employment Agreement dated September 13, 2004, by and between the Company and John E. Metzger (incorporated herein by reference to Exhibit 10.11 to Form 10-K filed on May 10, 2005)
10.5
Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between the Company and Jennifer MacLeod (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 9, 2006)

10.6
Employment Agreement, made and entered into as of the 1st day of March, 2005, by and between the Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 to Form 10-K filed on May 10, 2005)

10.7
Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert (incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on April 25, 2007)

10.8
Offer letter, made as of the 21st day of November, 2006 and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert, (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on May 8, 2008)

10.9
Employment Agreement, made and entered into as of the 4th day of January, 2006, by and between the Company and Melissa E. Sungela (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on January 6, 2006)

10.10
Employment Agreement, made and entered into as of the 12th day of September, 2005, by and between the Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.17 to Form 10-Q filed on October 18, 2005)

10.11
Employment Agreement, made and entered into as of the 2nd day of December, 2004, by and between the Company and Allan Richards (incorporated herein by reference to Exhibit 10.18 to Form 10-Q filed on October 18, 2005)

10.12
Employment Agreement, made and entered into as of the 2nd day of December, 2004, by and between the Company and Stephen Slade (incorporated herein by reference to Exhibit 10.19 to Form 10-Q filed on October 18, 2005)

10.13	Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B to Form 10-K filed on May 27, 1998)
10.14	Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) to Form 10-K filed on May 23, 2001)
10.15	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) to Form 10-K filed on May 24, 1995)
10.16	1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Appendix B to the Proxy Statement dated May 25, 2006)
10.17	Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 to Form 10-K filed on May 10, 2005)
10.18	Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 to Form 10-K filed on May 10, 2005)
10.19	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 to Form 10-K filed on May 10, 2005)
10.20	Description of 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 to Form 10-Q filed on July 21, 2006)

10.21	Form of 2006 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.29 to Form 10-Q filed on July 21, 2006)
10.22	1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) to Form 10-K filed on May 24, 1995)
10.23	2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Appendix C to the Proxy Statement dated May 25, 2006)
10.24	Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.30 to Form 10-K filed on May 9, 2006)
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
10.30
Employment Agreement, made and entered into as of the 1st day of May, 2007, by and between the Company and Andreas Guldin (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007)

10.31
Credit Agreement dated as of December 3, 2007 among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A Amendment No. 2 filed on December 7, 2007)

10.32
Amended and Restated Credit Agreement dated as of December 27, 2007, among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.45 to Form 10-Q filed on January 8, 2008)

10.33
Senior Secured Bridge Credit Agreement, dated as of December 3, 2007, among The Great Atlantic & Pacific Tea Company, Inc., The Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Lehman Commercial Paper Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K/A Amendment No. 2 filed on December 7, 2007)

10.34
Confirmation of Issuer Warrant Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2007)

10.35
Amendment to Confirmation of Issuer Warrant Transaction (2011), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December 21, 2007)

10.36
Confirmation of Issuer Warrant Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2007)

10.37
Amendment to Confirmation of Issuer Warrant Transaction (2012), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December 21, 2007)

10.38
Confirmation of Issuer Warrant Transaction for 2011 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2007)

10.39
Amendment to Confirmation of Issuer Warrant Transaction (2011) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 21, 2007)

10.40
Confirmation of Issuer Warrant Transaction for 2012 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007)

10.41
Amendment to Confirmation of Issuer Warrant Transaction (2012) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 21, 2007)

10.42
Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed on December 18, 2007)

10.43
Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed on December 18, 2007)

10.44
Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed on December 18, 2007)

10.45
Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed on December 18, 2007)

10.46
Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.9 to Form 8-K filed on December 18, 2007)

10.47
Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2007)

10.48
Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc., Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated herein by reference to Exhibit 10.10 to Form 8-K filed on December 18, 2007)

10.49
Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers International (Europe) Limited, as borrower, and Lehman Brothers Inc., as borrowing agent (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on December 21, 2007)

10.50
Warehousing, Distribution and Related Services Agreement dated March 7, 2008 by and between our Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.50 to Form 10-Q filed on July 21, 2008)

11**	Statement re computation of per share earnings
13*	Fiscal 2008 Annual Report to Stockholders
18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)
21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP
23.2*	Consent of Independent Auditors from Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Metro, Inc. September 29, 2007 Consolidated Financial Statements
*	Filed with this 10-K
**
Information required to be presented in Exhibit 11 is included in Exhibit 13 under Note—1 Summary of Significant Accounting Policies, in accordance with Statement of Accounting Standards No. 128, “Earnings Per Share.”

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Stockholders and Board of Directors of
The Great Atlantic & Pacific Tea Company, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated May 12, 2009 appearing in the Fiscal 2008 Annual Report to Shareholders of The Great Atlantic & Pacific Tea Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
May 12, 2009

Schedule II

The Great Atlantic & Pacific Tea Company, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended February 24, 2007, February 23, 2008, and February 28, 2009
(in thousands)

Allowance for Bad Debts for Year Ended	Beginning Balance	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts		Deductions (1)	Adjustments		Ending Balance
Feb. 24, 2007	$7,042	(1,072)	—		(1,456)	—		$4,514
Feb. 23, 2008	4,514	2,059	—		(993)	284	(3)	5,864
Feb. 24, 2009	5,864	1,263	2,910	(4)	(1,574)	—		8,463

Stock Loss Reserve for Year Ended	Beginning Balance	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Adjustments		Ending Balance
Feb. 24, 2007	$13,933	(1,171)	—	—	—		$12,762
Feb. 23, 2008	12,762	1,455	—	—	1,500	(3)	15,717
Feb. 28, 2009	15,717	8,525	—	—	—		24,242

LIFO Reserve for Year Ended	Beginning Balance	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts	Deductions	Adjustments	Ending Balance
Feb. 24, 2007	$—	—	—	—	—	$—
Feb. 23, 2008	—	2,310	—	—	—	2,310
Feb. 28, 2009	2,310	7,817	—	—	—	10,127

Deferred Tax Valuation Allowance for Year Ended	Beginning Balance	Additions Charged to Costs & Expenses	Additions Charged to Other Accounts		Deductions (2)	Adjustments	Ending Balance
Feb. 24, 2007	$77,020	19,130	—		(21,795)	—	$74,355
Feb. 23, 2008	74,355	78,389	152,514	(5)	(250,392)	—	54,866
Feb. 28, 2009	54,866	88,096	73,314	(6)	—	—	216,276

(1)	Deductions to Allowance for Bad Debts represent write-offs of accounts receivable balances.

(2)	For the year ended February 24, 2007, deductions to the Deferred Tax Valuation Allowance represent several reclassifications to various balance sheet items. For the year ended February 23, 2008 the adjustment represents the reduction in the Deferred Tax Valuation Allowance and reserves acquired in connection with our purchase of Pathmark Stores, Inc.

(3)	For the year ended February 23, 2008, the adjustments represent reserves acquired in connection with our purchase of Pathmark Stores, Inc.

(4)	Primarily represents additional reserves recorded as part of purchase accounting for Pathmark Stores, Inc.

(5)	Primarily represents the impact of the adoption of FIN 48, “Accounting for Uncertain Tax Positions.”

(6)	Primarily relates to purchase accounting adjustments relating to our acquisition of Pathmark, and pension and postretirement charges to Other comprehensive income.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Great Atlantic & Pacific Tea Company, Inc. (registrant)

Date: May 12, 2009	By: /s/ Brenda M. Galgano Brenda M. Galgano, Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Christian W.E. Haub Christian W.E. Haub	Executive Chairman	Date: May 12, 2009

/s/ Eric Claus Eric Claus	President and Chief Executive Officer	Date: May 12, 2009

/s/ Brenda M. Galgano Brenda M. Galgano	Senior Vice President, Chief Financial Officer	Date: May 12, 2009

/s/ Melissa E. Sungela Melissa E. Sungela	Vice President, Corporate Controller	Date: May 12, 2009

/s/ John D. Barline John D. Barline	Director	Date: May 12, 2009

/s/ Jens-Jürgen Böckel Jens-Jürgen Böckel	Director	Date: May 12, 2009

/s/ Bobbie A. Gaunt Bobbie A. Gaunt	Director	Date: May 12, 2009

/s/ Andreas Guldin Andreas Guldin	Director	Date: May 12, 2009

/s/ Dan P. Kourkoumelis Dan P. Kourkoumelis	Director	Date: May 12, 2009

/s/ Edward Lewis Edward Lewis	Director	Date: May 12, 2009

/s/ Gregory Mays Gregory Mays	Director	Date: May 12, 2009

/s/ Maureen B. Tart-Bezer Maureen B. Tart-Bezer	Director	Date: May 12, 2009