Form 10-K/A
period 2009-02-28
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-07-23
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009
Commission file number 001-04141

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

(Exact name of registrant as specified in its charter)

Maryland	13-1890974
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Paragon Drive
Montvale, New Jersey 07645
(201) 573-9700
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock — $1.00 par value	New York Stock Exchange
9.375% Notes, due August 1, 2039	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on September 6, 2008, the Registrant’s most recently completed fiscal quarter, was $451,554,924.
     The number of shares of the registrant’s common shares outstanding as of the close of business on May 8, 2009 was 57,771,720.
DOCUMENTS INCORPORATED BY REFERENCE:
     The information required by Part I, Items 1 and 3, and Part II, Items 5, 6, 7, 7A, 8 and 9A are incorporated by reference from the Registrant’s Fiscal 2008 Annual Report to Stockholders. The information required by Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference from the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-3.2
EX-10.13
EX-10.36
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
          The Great Atlantic & Pacific Tea Company, Inc. (the “Company”) is filing this amendment (the “Amendment”) to its Annual Report on Form 10-K for the year ended February 28, 2009, initially filed on May 12, 2009 (the “Original Form 10-K”), to (i) revise the cover page of the Original Form 10-K with respect to the Company’s status as a well-known seasoned issuer and the securities of the Company which are registered pursuant to Section 12(b) of the Act, (ii) file with this Amendment certain exhibits unintentionally omitted from the Original Form 10-K (either filed herewith or incorporated by reference) and (iii) update the exhibit index in Item 15 of Part IV with respect to the newly filed exhibits and revise the description of certain exhibits incorporated by reference.
     Except as described above, no other amendments are being made to the Original Form 10-K. This Form 10-K/A does not reflect events occurring after May 12, 2009, which is the filing date of the Original Form 10-K or modify or update the disclosures contained in the Annual Report in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this explanatory note, Item 15(a)(3) of Part IV, the signature page and the certifications required to be filed as exhibits to this Amendment.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
          The following are filed as Exhibits to this Report:

2.1	Stock Purchase Agreement, dated as of July 19, 2005, by and among the Company, A&P Luxembourg S.a.r.l., Metro Inc. and 4296711 Canada Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on July 22, 2005)

3.1	Articles of Amendment and Restatement of the Articles of Incorporation of The Great Atlantic & Pacific Tea Company, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on July 1, 2008)

3.2*	By-Laws of The Great Atlantic & Pacific Tea Company, Inc., as amended and restated January 17, 2008

4.1	Indenture, dated as of January 1, 1991, between The Great Atlantic & Pacific Tea Company, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank as successor by merger to Manufacturers Hanover Trust Company), as trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on January 1, 1991)

4.2	Second Supplemental Indenture, dated as of December 20, 2001, to the Indenture between The Great Atlantic & Pacific Tea Company, Inc. and JPMorgan Chase Bank, relating to the 9 1/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 20, 2001)

4.3	Successor Bond Trustee, dated May 7, 2003 (incorporated herein by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 9, 2003)

4.4	Third Supplemental Indenture, dated as of August 23, 2005, to the Indenture between The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company (as successor to JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on August 23, 2005)

4.5	Fourth Supplemental Indenture, dated as of August 23, 2005, to the Indenture between The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company (as successor to

JPMorgan Chase Bank) (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on August 23, 2005)

4.6	Indenture, dated as of December 18, 2007, between The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

4.7	First Supplemental Indenture, dated as of December 18, 2007, between The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee, relating to the 5.125% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

4.8	Second Supplemental Indenture, dated as of December 18, 2007, between The Great Atlantic & Pacific Tea Company, Inc. and Wilmington Trust Company, as Trustee, relating to the 6.75% Senior Convertible Notes due 2011 (incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

4.9	Form of Global 5.125% Senior Convertible Note due 2011 (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

4.10	Form of Global 6.75% Senior Convertible Note due 2012 (incorporated herein by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

10.1‡	Executive Employment Agreement, made and entered into as of the 15th day of August, 2005, by and between the Company and Eric Claus (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on September 9, 2005) and a technical amendment (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 9, 2006)

10.2‡	Employment Agreement, made and entered into as of the 16th day of June, 2003, by and between the Company and Brenda Galgano (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 17, 2003)

10.3‡	Employment Agreement, made and entered into as of the 14th day of May, 2001, by and between the Company and John E. Metzger, as amended February 14, 2002 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on July 5, 2002)

10.4‡	Amendment to Employment Agreement dated September 13, 2004, by and between the Company and John E. Metzger (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.5‡	Employment Agreement, made and entered into as of the 25th day of January, 2006, by and between the Company and Jennifer MacLeod (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 9, 2006)

10.6‡	Employment Agreement, made and entered into as of the 1st day of March, 2005, by and between the Company and William J. Moss (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.7‡	Employment Agreement, made and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert (incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on April 25, 2007)

10.8‡	Offer letter, made as of the 21st day of November, 2006 and entered into as of the 11th day of December, 2006, by and between the Company and Rebecca Philbert, (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 8, 2008)

10.9‡	Employment Agreement, made and entered into as of the 4th day of January, 2006, by and between the Company and Melissa E. Sungela (incorporated herein by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on

January 6, 2006)

10.10‡	Employment Agreement, made and entered into as of the 12th day of September, 2005, by and between the Company and Paul Wiseman (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 18, 2005)

10.11‡	Employment Agreement, made and entered into as of the 2nd day of December, 2004, by and between the Company and Allan Richards (incorporated herein by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 18, 2005)

10.12‡	Employment Agreement, made and entered into as of the 2nd day of December, 2004, by and between the Company and Stephen Slade (incorporated herein by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 18, 2005)

10.13*	Form of Amendment to Employment Agreement, dated December 16, 2008, between the Company and certain named executive officers

10.14‡	Supplemental Executive Retirement Plan effective as of September 1, 1997 (incorporated herein by reference to Exhibit 10.B of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 27, 1998)

10.15‡	Supplemental Retirement and Benefit Restoration Plan effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10(j) of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 23, 2001)

10.16‡	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 24, 1995)

10.17‡	1998 Long Term Incentive and Share Award Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement (File No.: 001-04141) filed on Schedule 14A on May 25, 2006)

10.18‡	Form of Stock Option Grant (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.19‡	Description of 2005 Turnaround Incentive Compensation Program (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.20‡	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.21‡	Description of 2006 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on July 21, 2006)

10.22‡	Form of 2006 Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on July 21, 2006)

10.23‡	1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(f) of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 24, 1995)

10.24‡	2004 Non-Employee Director Compensation effective as of July 14, 2004 (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement (File No.: 001-04141) filed on Schedule 14A on May 25, 2006)

10.25‡	Description of Management Incentive Plan (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (File No.: 001-04141) filed on May 10, 2005)

10.26‡	2008 Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement (File No.: 001-04141) filed on Schedule 14A on June 3, 2008)

10.27‡	Description of 2007 Executive Closing and Integration Incentive Compensation Program (“E-CLIIP”) (incorporated herein by reference to Item 5.02(e) of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on June 21, 2007)

10.28	Asset Purchase Agreement, dated as of June 27, 2005, by and between the Company, Ocean Logistics LLC and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.38 of the Company’s Amended Quarterly Report on Form 10-Q/A (File No.: 001-04141) filed on June 25, 2007)

10.29**	Supply Agreement, dated as of June 27, 2005, by and between the Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.39 of the Company’s Amended Quarterly Report on Form 10-Q/A (File No.: 001-04141) filed on June 25, 2007)

10.30	Information Technology Transition Services Agreement by and between The Great Atlantic and Pacific Tea Company, Limited (“A&P Canada”) and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 18, 2005)

10.31	Investor Agreement by and between A&P Luxembourg S.a.r.l., a wholly owned subsidiary of the Company, and Metro, Inc. entered into on August 15, 2005 (incorporated herein by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on October 18, 2005)

10.32	Commitment Letter dated as of March 4, 2007, by and between the Company and Pathmark Stores, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on March 6, 2007)

10.33‡	Employment Agreement, made and entered into as of the 1st day of May, 2007, by and between the Company and Andreas Guldin (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on May 7, 2007)

10.34	Credit Agreement dated as of December 3, 2007 among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A (File No.: 001-04141) filed on December 7, 2007)

10.35	Amended and Restated Credit Agreement dated as of December 27, 2007, among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC as Lead Arranger (incorporated herein by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on January 8, 2008)

10.36*	First Amendment to the Amended and Restated Credit Agreement dated April 4, 2008, among The Great Atlantic & Pacific Tea Company, Inc., and the other Borrowers party thereto, as Borrowers and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.37	Senior Secured Bridge Credit Agreement, dated as of December 3, 2007, among The Great Atlantic & Pacific Tea Company, Inc., The Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Lehman Commercial Paper Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Amended Current Report on Form 8-K/A (File No.: 001-04141) filed on December 7, 2007)

10.38	Confirmation of Issuer Warrant Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.39	Amendment to Confirmation of Issuer Warrant Transaction (2011), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

10.40	Confirmation of Issuer Warrant Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A.

(incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.41	Amendment to Confirmation of Issuer Warrant Transaction (2012), dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

10.42	Confirmation of Issuer Warrant Transaction for 2011 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.43	Amendment to Confirmation of Issuer Warrant Transaction (2011) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 21, 2007)

10.44	Confirmation of Issuer Warrant Transaction for 2012 Notes dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.45	Amendment to Confirmation of Issuer Warrant Transaction (2012) dated as of December 17, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

10.46	Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.47	Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.48	Confirmation of Convertible Bond Hedge Transaction for 2011 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.49	Confirmation of Convertible Bond Hedge Transaction for 2012 Notes, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.50	Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.51	Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 21, 2007)

10.52	Share Lending Agreement, dated December 12, 2007, by and between The Great Atlantic & Pacific Tea Company, Inc., Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No.: 001-04141) filed on December 18, 2007)

10.53	Amendment No. 1 to Share Lending Agreement dated as of December 18, 2007, among The Great Atlantic & Pacific Tea Company, Inc. and Lehman Brothers International (Europe) Limited, as borrower, and Lehman Brothers Inc., as borrowing agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No.: 001-

04141) filed on December 21, 2007)

10.54**	Warehousing, Distribution and Related Services Agreement dated March 7, 2008 by and between our Company and C&S Wholesale Grocers, Inc. (incorporated herein by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on July 21, 2008)

11***	Statement re computation of per share earnings (previously filed and incorporated by reference)

13	Fiscal 2008 Annual Report to Stockholders (previously filed and incorporated by reference)

18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-04141) filed on July 29, 2004)

21	Subsidiaries of Registrant (previously filed and incorporated by reference)

23.1	Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP (previously filed and incorporated by reference)

23.2	Consent of Independent Auditors from Ernst & Young LLP (previously filed and incorporated by reference)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.2	Metro, Inc. September 29, 2007 Consolidated Financial Statements (previously filed and incorporated by reference)

*	Filed with this Amendment

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	Information required to be presented in Exhibit 11 is included in Exhibit 13 under Note—1 Summary of Significant Accounting Policies, in accordance with Statement of Accounting Standards No. 128, “Earnings Per Share.”

‡	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 23, 2009

The Great Atlantic & Pacific Tea Company, Inc. (registrant)
By:	/s/ Brenda M. Galgano
	Name:	Brenda M. Galgano
	Title:	Senior Vice President, Chief Financial Officer