Form 10-Q
period 2009-06-20
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-07-23
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 20, 2009

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

                                 (201) 573-9700
                    ---------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer   X         Non-accelerated
filer ____  Smaller reporting company____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of July 17, 2009, the Registrant had a total of 57,899,318 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                            16 Weeks Ended
                                                                                -------------------------------------
                                                                                 June 20, 2009         June 14, 2008
                                                                                ---------------      ----------------
Sales                                                                           $     2,790,243      $      2,922,665
Cost of merchandise sold                                                             (1,945,374)           (2,039,079)
                                                                                ---------------      ----------------
Gross margin                                                                            844,869               883,586
Store operating, general and administrative expense                                    (846,705)             (881,495)
                                                                                ---------------      ----------------
(Loss) income from operations                                                            (1,836)                2,091
Nonoperating (loss) income                                                               (1,875)               48,597
Interest expense                                                                        (54,248)              (46,926)
Interest and dividend income                                                                 41                   410
                                                                                ---------------      ----------------
(Loss) income from continuing operations before income taxes                            (57,918)                4,172
Provision for income taxes                                                                 (386)               (1,384)
                                                                                ---------------      -----------------
(Loss) income from continuing operations                                                (58,304)                2,788
Discontinued operations:
    Loss from operations of discontinued businesses, net of tax benefit of $0 for both the 16 weeks ended June 20, 2009 and June 14, 2008,
       respectively                                                                      (6,856)               (4,163)
     Gain on disposal of discontinued operations, net of tax benefit of $0 for both the 16 weeks ended June 20, 2009 and June 14, 2008,
       respectively                                                                           -                 2,639
                                                                                ---------------      ----------------
Loss from discontinued operations                                                        (6,856)              (1,524)
                                                                                ---------------      ---------------
Net (loss) income                                                               $       (65,160)     $          1,264
                                                                                ================     ================

Net (loss) income per share - basic:
    Continuing operations                                                       $         (1.10)     $           0.06
    Discontinued operations                                                               (0.13)                (0.03)
                                                                                ----------------     ----------------
Net (loss) income per share - basic                                             $         (1.23)     $           0.03
                                                                                ================     ================

Net loss per share - diluted:
    Continuing operations                                                       $         (3.36)     $          (0.51)
    Discontinued operations                                                               (0.28)                (0.03)
                                                                                ---------------      ----------------
Net loss per share - diluted                                                    $         (3.64)     $          (0.54)
                                                                                ===============      ================

Weighted average number of common shares outstanding
   Basic                                                                             52,886,956            49,786,027
                                                                                ===============      ================
   Diluted                                                                           24,782,040            48,156,654
                                                                                ===============      ================

                   See Notes to Consolidated Financial Statements



                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                (Accumulated
                                          Common Stock            Additional       Deficit)/    Accumulated Other        Total
                                 -----------------------------      Paid-in        Retained       Comprehensive      Stockholders'
                                     Shares         Amount          Capital        Earnings       (Loss) Income         Equity
                                 --------------  -------------  -------------   --------------  -----------------   ---------------
16 Weeks Ended June 20, 2009
----------------------------
Balance as of 2/28/2009, as
   previously reported               57,674,799    $    57,675    $    438,300     $ (123,458)     $  (105,147)       $   267,370
Impact of the adoption of
  FSP APB 14-1                                                          26,379         (3,856)                             22,523
                                   ------------    -----------    ------------     ----------      -----------        -----------
Balance as of 2/28/2009, as
   adjusted                          57,674,799         57,675         464,679       (127,314)        (105,147)       $   289,893

Net loss                                                                              (65,160)                            (65,160)
Other comprehensive income                                                                               1,378              1,378
Stock options exercised                     397                              1                                                  1
Other share based awards                224,122            224           2,629                                              2,853
                                   ------------    -----------    ------------     ----------      -----------        -----------
Balance at end of period             57,899,318    $    57,899    $    467,309     $ (192,474)     $  (103,769)       $   228,965
                                   ============    ===========    ============     ==========      ===========        ===========

16 Weeks Ended June 14, 2008
----------------------------
Balance as of 2/23/2008, as
   previously reported               57,100,955    $    57,101    $    373,594         16,423          (28,975)           418,143
Impact of the adoption of
  FSP APB 14-1                                                          26,379           (402)                             25,977
                                   ------------    -----------    ------------     ----------      -----------        -----------
Balance as of 2/23/2008, as
  adjusted                           57,100,955         57,101         399,973         16,021          (28,975)           444,120

Net income                                                                              1,264                               1,264
Other comprehensive loss                                                                                  (340)              (340)
Conversion features related to
     convertible debt                                                   18,241                                             18,241
Stock options exercised                 104,536            104           2,071                                              2,175
Other share based awards                435,600            436           4,410                                              4,846
                                   ------------    -----------    ------------     ----------      -----------        -----------
Balance at end of period             57,641,091    $    57,641    $    424,695     $   17,285      $   (29,315)       $   470,306
                                   ============    ===========    ============     ==========      ===========        ===========

                      See Notes to Consolidated Financial Statements


                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income - (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


Comprehensive (Loss) Income
---------------------------
                                                                           16 Weeks Ended
                                                                   -----------------------------
                                                                   June 20, 2009   June 14, 2008
                                                                   -------------   -------------
Net (loss) income                                                   $  (65,160)      $    1,264
                                                                    ----------       ----------
Net unrealized gain on marketable securities, net of tax                   519                -
Pension and other post-retirement benefits, net of tax                     859             (340)
                                                                    ----------       ----------
Other comprehensive income (loss), net of tax                            1,378             (340)
                                                                    ----------       ----------
Total comprehensive (loss) income                                   $  (63,782)      $      924
                                                                    ==========       ==========


Accumulated Other Comprehensive (Loss) Income Balances
------------------------------------------------------

                                                         Net         Pension
                                                     Unrealized      & Other        Accumulated
                                                      Gain on         Post-            Other
                                                     Marketable     retirement     Comprehensive
                                                     Securities      Benefits      (Loss) Income
                                                    ------------   ------------    -------------

Balance at February 28, 2009                        $         -    $  (105,147)    $   (105,147)
Current period change                                       519            859            1,378
                                                    -----------    -----------     ------------
Balance at June 20, 2009                            $       519    $  (104,288)    $   (103,769)
                                                    ===========    ===========     =============

Balance at February 23, 2008                        $         -    $   (28,975)    $    (28,975)
Current period change                                         -           (340)            (340)
                                                    -----------    ------------    -------------
Balance at June 14, 2008                            $         -    $   (29,315)    $    (29,315)
                                                    ===========    ============    =============

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)

                                                                                 June 20, 2009                February 28, 2009
                                                                                ---------------              -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $     119,497                 $      175,375
      Restricted cash                                                                     2,136                          2,214
      Restricted marketable securities                                                    2,312                          2,929
      Accounts receivable, net of allowance for doubtful accounts of
         $9,398 and $8,463 at June 20, 2009 and February 28, 2009,
         respectively                                                                   176,589                        196,537
      Inventories                                                                       468,701                        474,002
      Prepaid expenses and other current assets                                          71,275                         67,465
                                                                                  -------------                 --------------
             Total current assets                                                       840,510                        918,522
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned, net                                                          1,545,069                      1,591,250
         Property leased under capital leases, net                                      130,354                        132,960
                                                                                  -------------                 --------------
      Property, net                                                                   1,675,423                      1,724,210
      Goodwill                                                                          483,560                        483,560
      Intangible assets, net                                                            221,538                        224,838
      Other assets                                                                      191,217                        193,954
                                                                                  -------------                 --------------
Total assets                                                                      $   3,412,248                 $    3,545,084
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $       4,187                 $        5,283
      Current portion of obligations under capital leases                                14,092                         12,290
      Accounts payable                                                                  225,387                        221,073
      Book overdrafts                                                                    57,116                         60,835
      Accrued salaries, wages and benefits                                              142,892                        161,054
      Accrued taxes                                                                      45,240                         39,404
      Other accruals                                                                    225,794                        246,596
                                                                                  -------------                 --------------
    Total current liabilities                                                           714,708                        746,535
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    894,224                        919,364
      Long-term obligations under capital leases                                        145,547                        147,921
      Long-term real estate liabilities                                                 333,153                        330,196
      Deferred real estate income                                                        90,999                         95,000
      Other financial liabilities                                                         6,641                          4,766
      Other non-current liabilities                                                     998,011                      1,011,409
                                                                                  -------------                 --------------
         Total liabilities                                                            3,183,283                      3,255,191
                                                                                  -------------                 --------------
      Commitments and contingencies
Stockholders' equity:
      Preferred stock--no par value; authorized - 3,000,000 shares; issued - none             -                              -
      Common stock--$1 par value; authorized - 160,000,000 shares;
         issued and outstanding - 57,899,318 and 57,674,799 shares
         at June 20, 2009 and February 28, 2009, respectively                            57,899                         57,675
      Additional paid-in capital                                                        467,309                        464,679
      Accumulated other comprehensive loss                                             (103,769)                      (105,147)
      Accumulated deficit                                                              (192,474)                      (127,314)
                                                                                  --------------                ---------------
Total stockholders' equity                                                              228,965                        289,893
                                                                                  -------------                 --------------
Total liabilities and stockholders' equity                                        $   3,412,248                 $    3,545,084
                                                                                  =============                 ==============

                     See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  16 Weeks Ended
                                                                                      ---------------------------------------
                                                                                      June 20, 2009             June 14, 2008
                                                                                      -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                      (65,160)              $     1,264
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                                       77,788                    80,027
       Nonoperating income                                                                  1,875                   (48,597)
       Non-cash interest expense                                                           12,877                     7,863
       Stock compensation expense                                                           2,853                     4,846
       Asset disposition initiatives                                                       (1,012)                   (1,757)
       Occupancy charges for stores closed in the normal course of business                 1,260                     2,900
       Gain on disposal of owned property and write-down of property, net                  (3,256)                     (532)
       Gain on disposal of discontinued operations                                              -                    (2,639)
       Other property impairments                                                           1,056                       781
       Pension withdrawal costs                                                             2,445                         -
       LIFO reserve                                                                         1,238                     1,416
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  19,948                    (3,477)
       Decrease (increase) in inventories                                                   4,063                   (17,947)
       Increase in prepaid expenses and other current assets                               (5,661)                  (14,423)
       Increase in other assets                                                            (5,131)                   (8,574)
       Increase in accounts payable                                                         6,307                    46,823
       Decrease in accrued salaries, wages and benefits, and taxes                        (12,326)                  (23,531)
       (Decrease) increase in other accruals                                              (20,803)                      281
       Decrease in other non-current liabilities                                          (21,029)                  (30,451)
       Other operating activities, net                                                       (641)                      312
                                                                                      ------------              -----------
Net cash used in operating activities                                                      (3,309)                   (5,415)
                                                                                      -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (27,009)                  (29,690)
   Proceeds from disposal of property                                                       2,219                     3,131
   Proceeds from sale of joint venture                                                      5,914                         -
   Decrease (increase) in restricted cash                                                      78                       (68)
   Proceeds from maturities of marketable securities                                        1,373                       957
                                                                                      -----------               -----------
Net cash used in investing activities                                                     (17,425)                  (25,670)
                                                                                      ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under revolving lines of credit                                                33,150                   497,361
   Principal payments on revolving lines of credit                                        (63,150)                 (416,261)
   Proceeds under line of credit                                                              308                    54,457
   Principal payments on line of credit                                                    (1,373)                  (48,951)
   Principal payments on long-term borrowings                                                 (93)                        -
   Settlement of Series A warrants                                                              -                   (45,735)
   Proceeds from long-term real estate liabilities                                            170                         -
   Proceeds from sale-leaseback transaction                                                 3,000                         -
   Principal payments on capital leases                                                    (3,374)                   (2,393)
   (Decrease) increase in book overdrafts                                                  (3,719)                   17,205
   Deferred financing fees                                                                    (64)                    1,551
   Proceeds from stock options exercised                                                        1                     2,175
                                                                                      -----------               -----------
Net cash (used in) provided by financing activities                                       (35,144)                   59,409
   Effect of exchange rate changes on cash and cash equivalents                                 -                        (4)
                                                                                      -----------               ------------
Net (decrease) increase in cash and cash equivalents                                      (55,878)                   28,320
Cash and cash equivalents at beginning of period                                          175,375                   100,733
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   119,497               $   129,053
                                                                                      ===========               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                $    44,354               $    31,281
                                                                                      ===========               ===========
Cash paid during the year for income taxes                                            $     4,292               $     1,494
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

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income, and Consolidated Statements of Cash Flows for the 16 weeks ended June 20, 2009 and June 14, 2008, and the Consolidated Balance Sheets at June 20, 2009 and February 28, 2009 of The Great Atlantic & Pacific Tea Company, Inc. ("we," "our," "us" or "our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year presentation. Refer to Note 2 - Impact of New Accounting Pronouncements below for prior period reclassifications made upon our retrospective adoption of Financial Accounting Standards Board ("FASB") Staff Position ("FSP") Accounting Principles Board ("APB") Opinion No. 14-1
("FSP APB 14-1").

2.   Impact of New Accounting Pronouncements

Newly Adopted Accounting Pronouncements
---------------------------------------

Convertible Debt
In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion". FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 also requires accretion of the resulting debt discount over the expected life of the convertible debt. We adopted FSP APB 14-1 during our first fiscal quarter ended June 20, 2009, as required. Since this standard is required to be applied retrospectively, financial statements for prior periods have been adjusted to reflect its application.

Our $255 million 6.750% Convertible Senior Notes that were issued in December 2007 are subject to FSP APB 14-1, as our estimated nonconvertible debt borrowing rate is higher than the current contractual rate on these notes. As a result of adopting FSP APB 14-1, we retrospectively recognized cumulative additional non-cash interest expense of $3.9 million from the date of issuance of these Convertible Senior Notes through February 28, 2009. The adoption of FSP APB 14-1 will also increase our non-cash interest expense in fiscal 2009 by approximately $4.4 million, and will increase non-cash interest expense in subsequent periods during which our convertible notes remain outstanding by approximately $18.8 million in total. Upon adopting FSP APB 14-1, we also reclassified $26.4 million of debt and deferred financing costs to "Additional paid-in capital," net of deferred taxes.

As a result of our adoption of FSP APB 14-1, our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008 have been adjusted as follows:

                                                                                      16 Weeks ended June 14, 2008
                                                                            --------------------------------------------
                                                                                  As adjusted in           As reported
                                                                                  this Quarterly          in Quarterly
                                                                                    Report on              Report on
                                                                                    Form 10-Q              Form 10-K
                                                                           ------------------------    -----------------
Interest expense                                                                   $  (46,926)            $  (45,949)
Income from continuing operations                                                       2,788                  3,765
Net income                                                                              1,264                  2,241

Per share data
--------------
Net income (loss) per share - basic:
    Continuing operations                                                                0.06                   0.08
    Discontinued operations                                                             (0.03)                 (0.03)
                                                                                       -------                -------
Net income per share - basic                                                       $     0.03             $     0.05
                                                                                       =======                =======

Net loss per share - diluted:
    Continuing operations                                                               (0.51)                 (0.48)
    Discontinued operations                                                             (0.03)                 (0.03)
                                                                                       -------                -------
Net loss per share - diluted                                                       $    (0.54)            $    (0.51)
                                                                                       =======                =======





As a result of our adoption of FSP APB 14-1, our Consolidated Balance Sheet as of February 28, 2009 and February 23, 2008 has been adjusted as follows:

                                                               As of February 28, 2009               As of February 23, 2008
                                                          ---------------------------------    -----------------------------------
                                                          As adjusted in    As reported in     As adjusted in     As reported in
                                                          this Quarterly    the 2008 Annual    this Quarterly     the 2008 Annual
                                                              Report           Report on           Report             Report on
                                                           On Form 10-Q        Form 10-K        On Form 10-Q          Form 10-K
                                                          --------------    ---------------    ---------------    ----------------
Assets:
   Prepaid and other current assets                          $    67,465      $     66,190       $    96,788        $    94,969
   Current assets                                                918,522           917,247           886,245            884,426
   Other assets                                                  193,954           195,856           234,439            236,995
   Total assets                                                3,545,084         3,545,711         3,643,119          3,643,856

Liabilities:
   Long-term debt                                                919,364           942,514           732,172            758,886
   Total liabilities                                           3,255,191         3,278,341         3,198,999          3,225,713

Stockholders' equity:
   Additional paid-in capital                                    464,679           438,300           399,973            373,594
   Retained earnings                                            (127,314)         (123,458)           16,021             16,423
   Total stockholders' equity                                    289,893           267,370           444,120            418,143

Total liabilities and stockholders' equity                   $ 3,545,084      $  3,545,711       $ 3,643,119        $ 3,643,856

As a result of our adoption of FSP APB 14-1, our Consolidated Statement of Cash Flows for the 16 weeks ended June 14, 2008 has been adjusted as follows:

                                                                            As adjusted in            As reported
                                                                         this Quarterly Report    in Quarterly Report
                                                                             on Form 10-Q            on Form 10-Q
                                                                         ---------------------    -------------------
Cash flows from operating activities:
    Net income                                                                $ 1,264                   $  2,241
    Non-cash interest expense                                                   7,863                      8,840
Net cash used in operating activities                                          (5,415)                    (5,415)

Subsequent Events
In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 during our first fiscal quarter ended June 20, 2009. Refer to Note 19 - Subsequent Events for related disclosure.

Other than Temporary Impairments
On April 9, 2009, the FASB issued FSP Financial Accounting Standard ("FAS") 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"), which applies to debt securities classified as available-for-sale and held-to-maturity. This FSP provides guidance on when the impairment should be considered to be other-than-temporary, the determination of the amount of the other-than-temporary impairment to be recognized in earnings and other comprehensive income, the accounting for debt securities after an other-than-temporary impairment, and the related disclosure requirements. We adopted FSP FAS 115-2 and FAS 124-2 during our first fiscal quarter ended June 20, 2009, as required. The adoption of the FSP did not have a material effect on the Company's consolidated financial statements.

Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion No. 28-1 ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, "Interim Financial Reporting," to require interim and annual disclosures of the fair value of financial instruments, together with the related carrying amount and how each amount relates to what is reported in the statement of financial position. FSP FAS 107-1 and APB 28-1 also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted FSP FAS 107-1 and APB 28-1 during our first fiscal quarter ended June 20, 2009. Refer to Note 6 - Fair Value Measurements for related disclosures.

In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value when the Volume Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4"). This FSP provides guidance for determining the fair value of assets and liabilities that have experienced a significant decrease in the volume and level of activity in relation to their normal market activity and the related transactions or quoted prices may not be indicative of fair value, or not orderly. This FSP does not apply to assets or liabilities for which quoted prices may be obtained in an active market, or Level 1 inputs. FSP No. 157-4 also expands the disclosure requirements of SFAS No. 157 to include a discussion of the inputs and valuation techniques used to measure fair value and to provide disclosure for all equity and debt securities that are measured at fair value by each major security type. We adopted FSP No. 157-4 during our first fiscal quarter ended June 20, 2009, as required. Refer to
Note 6 - Fair Value Measurements for related disclosures.

In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our first fiscal quarter ended June 20, 2009. Our Company adopted SFAS No. 157 and FSP No. 157-1 as of February 24, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Refer to Note 6 - Fair Value Measurements for related disclosure. We adopted the remaining provision of SFAS No. 157 during our first fiscal quarter ended June 20, 2009, as required. The nonfinancial assets and liabilities recorded in our Consolidated Balance Sheets include items such as goodwill, long lived assets and store lease exit costs, which are measured at fair value to test for and measure impairment, when necessary. Refer to Note 7 - Valuation of Long-Lived Assets for a summary of impairment charges recorded during the first quarter of fiscal 2009.

Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, "Determining the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. We adopted FSP FAS 142-3 during our first quarter ended June 20, 2009, as required. The adoption of this FSP did not have a material impact on our financial statements and disclosures.

Business Combinations
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141R is effective for our fiscal year ended February 27, 2010. In addition, in April 2009, the FASB issued FSP No. FAS 141(R) - 1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R) - 1"), which clarifies SFAS No. 141R on issues relating to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations with the acquisition date during or after our fiscal 2009. Our acquisition of Pathmark was not impacted by the provisions of SFAS No. 141R and FSP FAS 141(R) - 1.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our third quarter of fiscal 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which amends the consolidation guidance applicable to variable interest entities. This statement is effective beginning in our fiscal 2010. We currently do not expect that the adoption of this statement will have a material effect on our financial statements and disclosures.

In June 2009, the FASB issued FAS No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" ("SFAS No. 166"). SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement will be effective for any financial asset transfers occurring beginning with our fiscal 2010. We are currently assessing the impact of SFAS No. 166 on our financial statements.

In June 2009, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 09-1, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF Issue No. 09-1"). The EITF reached a consensus that a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the Company's financial statements. The debt issuance costs should be amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, the loaned shares should be excluded from the computations of basic and diluted earnings per share, unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculation. The EITF also expanded the disclosure requirements for share-lending arrangements. This issue will be effective during our first quarter of fiscal 2010. Early adoption is not permitted. Retrospective application is required for all arrangements outstanding in the beginning of the fiscal year in which this Issue is initially applied. Our Company is currently assessing the impact of EITF Issue No. 09-1 on our financial statements. We may have to recognize additional expense if our counterparty default is deemed to be probable upon adoption of this Issue.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The expanded disclosure requirements include: (i) investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and

(v) significant concentrations of risk within plan assets. These disclosure requirements are effective for our fiscal year ended February 27, 2010.

3.   Goodwill and Other Intangible Assets

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2008 and concluded there was no impairment as of February 28, 2009. We considered whether there have been any triggering events requiring an interim impairment test and concluded that another impairment analysis was not required in the first quarter of fiscal 2009; however, we will continue to monitor actual results and projections and if we experience a continued decline in operations, an impairment charge may be required in the future.

The carrying amount of our goodwill was $483.6 million as of June 20, 2009 and February 28, 2009. Our goodwill allocation by segment did not change from February 28, 2009 to June 20, 2009.

Other intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

                                           Weighted
                                            Average            Gross          Accumulated             Accumulated
                                         Amortization        Carrying        Amortization at         Amortization at
                                        Period (years)        Amount         June 20, 2009           Feb. 28, 2009
                                        --------------       --------      ------------------       ----------------
Loyalty card customer relationships                 5      $   19,200         $   4,674                 $  3,376
In-store advertiser relationships                  20          14,720             1,132                      906
Pharmacy payor relationships                       13          75,000             8,876                    7,100
Pathmark trademark                         Indefinite         127,300                 -                        -
                                                           ----------         ---------                 --------
Total                                                      $  236,220         $  14,682                 $ 11,382
                                                           ==========         =========                 ========

Amortization expense relating to our intangible assets for the first quarter of fiscal 2009 and 2008 was $3.3 million and $2.8 million, respectively.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

       2009                                            $  7,425
       2010                                              10,725
       2011                                              10,725
       2012                                               9,670
       2013                                               6,505
       Thereafter                                        49,188

4.   Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the reporting period. Diluted earnings
(loss) per share reflects all potential dilution, using either the treasury stock method or the "if-converted" method, and assumes that the convertible debt, stock options, restricted stock, performance restricted stock, warrants, and other potentially dilutive financial instruments were converted into common stock on the first day of the period. If the conversion of a potentially dilutive security yields an antidilutive result, such potential dilutive security is excluded from the diluted earnings per share calculation.

The following table contains common share equivalents, which were not included in the historical (loss) earnings per share calculations as their effect would be antidilutive:

                                                16 Weeks Ended                16 Weeks Ended
                                                 June 20, 2009                 June 14, 2008
                                              --------------------         --------------------
Stock options                                       1,853,239                   1,030,969
Warrants                                              686,277                   4,969,401
Performance restricted stock units                    757,888                      10,000
Restricted stock units                                342,377                           -
Financing warrant                                  11,278,988                           -
Convertible debt                                    3,553,806                  11,278,988

The following table sets forth the calculation of basic and diluted earnings per share:

                                                                          16 Weeks Ended            16 Weeks Ended
                                                                           June 20, 2009             June 14, 2008
                                                                          --------------            ---------------
(Loss) income from continuing operations                                   $     (58,304)           $       2,788
Adjustments for convertible debt (1)                                             (26,840)                       -
Adjustments on Other financial liabilities (2)                                     1,875                  (27,119)
                                                                           -------------            --------------
Loss from continuing operations-diluted                                    $     (83,269)           $     (24,331)
                                                                           =============            =============

Weighted average common shares outstanding                                    57,814,900               57,606,833
Performance restricted stock options                                                   -                  313,196
Share lending agreement (3)                                                   (4,927,944)              (8,134,002)
                                                                           -------------            --------------
Common shares outstanding-basic                                               52,886,956               49,786,027

Effect of dilutive securities:
Options to purchase common stock                                                       -                  243,721
Convertible debt (1)                                                           7,725,182                        -
Convertible financial liabilities (2)                                        (35,830,098)              (1,873,094)
                                                                           -------------            --------------
Common shares outstanding-diluted                                             24,782,040               48,156,654
                                                                           =============            =============


(1) We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount. (Refer to Note 10 - Indebtedness and Other
Financial Liabilities). For purposes of determining if an application of the "if-converted method" to these convertible instruments produces a dilutive result, we always consider the combined impact of the numerator and denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.

(2) Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement. (Refer to Note 10 -
Indebtedness and Other Financial Liabilities). These warrants are marked-to-market on our income statement. For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased. For purposes of determining if an application of the treasury stock method to these warrants produces a dilutive result, we always consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, when the average market price of our common stock for the period is below the warrant's strike price.

(3) We have 8,134,002 loaned shares under our share lending agreements, which are considered issued and outstanding. However, the obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares. On September 15, 2008, Lehman
Europe, who is a party to a 3,206,058 share lending agreement with the Company filed under Chapter 11 of the U.S. Bankruptcy Code with the United States
Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the "Lehman Bankruptcy"). As such, we have included these loaned shares as issued and outstanding effective
September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share. For the 16 weeks ended June 20, 2009 and June 14, 2008, weighted average common shares relating to share lending agreement of 4,927,944 and 8,134,002, respectively, were excluded from the computation of earnings per share.



5.   Cash, Cash Equivalents, Restricted Cash and Restricted Marketable
     Securities

At June 20, 2009 and February 28, 2009, we had $2.1 million and $2.2 million, respectively, in restricted cash held in escrow for services our Company is required to perform in connection with the sale of our real estate properties.

At June 20, 2009 and February 28, 2009, our restricted marketable securities of $3.7 million and $4.9 million, respectively, were held by Bank of America in the Columbia Fund. These securities are classified as available-for-sale. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. During the first quarter of fiscal 2009 and fiscal 2008, we received distributions from the Columbia Fund in the amount of $1.4 million and $1.0 million, respectively, at an amount less than 100% of the net asset value of the fund, resulting in realized losses of $0.3 million and $0.03 million, respectively.

During the first quarter of fiscal 2009, we recorded an unrealized gain of $0.5 million based on the increase in the ending net asset value of the Columbia Fund at June 20, 2009. The increase in net asset value is primarily a result of the improved pricing of certain underlying securities included in the fund. As of February 28, 2009, there were no investments with unrealized gains or losses.

During the first quarter of fiscal 2008, we recorded realized losses of $0.3 million based on the ending net asset value of the Columbia Fund as the decline in net asset value was considered other than temporary at June 14, 2008 and was not expected to be recovered from future distributions from the fund.

The carrying amount of our cash, cash equivalents, restricted cash and restricted marketable securities approximates fair value.

                                                                         As of                                    As of
                                                                     June 20, 2009                          February 28, 2009
                                                ----------------------------------------------------------  -----------------
                                                                 Gross          Gross
                                                 Amortized     Unrealized     Unrealized        Fair            Fair Value/
                                                   Costs         Gains          Losses          Value         Amortized Cost
                                                ------------  -------------  -------------   -------------  ------------------
Classified as:
--------------
Cash                                            $    117,507   $         -    $         -     $   117,507     $    173,299
Cash equivalents:
     Money market funds                                1,990             -              -           1,990            2,076
                                                ------------   -----------    -----------     -----------     ------------
Total cash and cash equivalents                      119,497             -              -         119,497          175,375
                                                ------------   -----------    -----------     -----------     ------------

Restricted cash                                        2,136             -              -           2,136            2,214
Restricted marketable securities                       1,793           519              -           2,312            2,929
Restricted marketable securities
     included in other assets                          1,428             -              -           1,428            1,928
                                                ------------   -----------    -----------     -----------     ------------
Total cash, cash equivalents, restricted cash and
     restricted marketable securities           $    124,854   $       519    $         -     $   125,373     $    182,446
                                                ============   ===========    ===========     ===========     ============

Securities available-for-sale:
------------------------------
     Maturing within one year                   $      1,793                                  $     2,312     $      2,929
                                                ============                                  ===========     ============

     Maturing greater than one year             $      1,428                                  $     1,428     $      1,928
                                                ============                                  ===========     ============

6.   Fair Value Measurements

SFAS No. 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement applies to all assets and liabilities that are being measured and reported on a fair value basis. Our Company adopted SFAS No. 157 for our financial assets and financial liabilities during our fiscal 2008 and for our nonfinancial assets and liabilities during the first quarter of our fiscal 2009.

SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our Company's Level 1 assets include cash equivalents that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Company's Level 2 liabilities include borrowings under our line of credit, credit agreement, related party promissory note, our debt securities and warrants. The fair value of our debt securities are based on quoted market prices for such notes in non-active markets. Our warrants are valued using the Black Scholes pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Amounts included in other represent mortgages and bonds on various properties.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Company's Level 3 assets include restricted marketable securities for which there is limited market activity. In addition, our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed store occupancy costs are measured at fair value on a nonrecurring basis using Level 3 inputs. Refer to Note 7 for information relating to the valuation of our long-lived assets.

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 20, 2009:

                                                                        Fair Value Measurements at June 20, 2009 Using
                                                                       ------------------------------------------------
                                                                       Quoted Prices    Significant Other    Significant
                                                   Total Carrying       in Active          Observable        Unobservable
                                                      Value at           Markets             Inputs            Inputs
                                                    June 20, 2009        (Level 1)         (Level 2)          (Level 3)
                                                 -----------------     -------------    -----------------   -------------
Assets:
Cash equivalents                                    $     1,990         $  1,990           $        -         $      -
Restricted marketable securities                          3,740                -                    -            3,740
                                                    -----------         --------           ----------         --------
Total                                               $     5,730         $  1,990           $        -         $  3,740
                                                    ===========         ========           ==========         ========

Liabilities:
Line of Credit                                      $     3,935         $      -           $    3,935         $      -
Borrowings under Credit Agreement                       301,783                -              301,783                -
Related Party Promissory Note - due Aug. 18, 2011        10,000                -               10,000                -
9.125% Senior Notes, due Dec. 15, 2011                   12,840                -               11,466                -
5.125% Convertible Senior Notes,
     due June 15, 2011                                  150,061                -              122,925                -
6.750% Convertible Senior Notes,
     due December 15, 2012                              217,633                -              161,767                -
9.375% Notes, due August 1, 2039                        200,000                -              138,000                -
Series B Warrant                                          6,640                -                6,640                -
Other                                                     2,160                -                2,160                -
                                                    -----------         --------           ----------         --------
Total                                               $   905,052         $      -           $  758,676         $      -
                                                    ===========         ========           ==========         ========

                                                                       Fair Value Measurements at Feb. 28, 2009 Using
                                                                       ------------------------------------------------
                                                                       Quoted Prices  Significant Other    Significant
                                                   Total Carrying       in Active         Observable       Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                    Feb. 28, 2009        (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
Cash equivalents                                 $         2,076       $     2,076      $          -      $           -
Restricted marketable securities                           4,857                 -                 -              4,857
                                                 ---------------       -----------      ------------      -------------
Total                                            $         6,933       $     2,076      $           -     $       4,857
                                                 ===============       ===========      =============     =============

Liabilities:
Line of Credit                                   $         5,000       $         -      $       5,000     $           -
Borrowings under Credit Agreement                        331,783                 -            331,783                 -
Related Party Promissory Note - due Aug. 18, 2011         10,000                 -             10,000                 -
9.125% Senior Notes, due Dec. 15, 2011                    12,840                 -             12,399                 -
5.125% Convertible Senior Notes,
     due June 15, 2011                                   147,717                 -             89,100                 -
6.750% Convertible Senior Notes,
     due December 15, 2012 (1)                           215,054                 -            140,250                 -
9.375% Notes, due August 1, 2039                         200,000                 -             90,400                 -
Series B Warrant                                           4,766                 -              4,766                 -
Other                                                      2,253                 -              2,253                 -
                                                 ---------------       -----------      -------------     -------------
Total                                            $       929,413       $         -      $     685,951     $           -
                                                 ===============       ===========      =============     =============

(1) The balance of the 6.750% Convertible Senior Notes decreased by $18.7 million from the amount reported in our 2008 Annual Report on Form 10-K as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to Note 2 - Impact of New Accounting Pronouncements for additional information.

Level 3 Valuation Techniques:
-----------------------------
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At June 20, 2009 and February 28, 2009, these securities were valued primarily with the assistance of broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. Refer to
Note 7 for information relating to the valuation of our long-lived assets.

As discussed in Note 5 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, on June 20, 2009, we had $3.7 million invested in the Columbia Fund. Due to market liquidity conditions, cash redemptions from the Columbia Fund were restricted. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing on June 20, 2009 and these amounts were categorized as Level 3.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 28, 2009 to June 20, 2009:

                                                                                Fair Value Measurements Using
                                                                               Significant Unobservable Inputs
                                                                                          (Level 3)
                                                                               -------------------------------
                                                                                          Restricted
                                                                                          Marketable
                                                                                          Securities
Beginning Balance                                                                          $   4,857
     Total realized and unrealized (losses) and gains included in:
         Earnings (1)                                                                           (261)
         Other comprehensive income (2)                                                          519
     Settlements                                                                              (1,375)
                                                                                           ---------
Ending Balance                                                                             $   3,740
                                                                                           =========

(1) Amounts are recorded in Store operating, general and administrative expense in the Consolidated Statements of Operations.
(2) Represents unrealized gains relating to Level 3 assets still held at June 20, 2009.

7.   Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review is primarily based upon groups of assets and the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If such review indicates an impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a U.S. Treasury risk-free rate, which is based on the life of the primary asset within the asset group.

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 20, 2009 and June 14, 2008, we recorded impairment losses on long-lived assets of $1.1 million and $0.8 million, respectively, related to stores that were or will be closed or converted in the normal course of business. These amounts were included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

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

Summarized below are the operating results for these discontinued businesses, which are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain on disposal of discontinued businesses, net of tax" for the 16 weeks ended June 20, 2009 and June 14, 2008.

                                                                         For the 16 Weeks Ended
                                                                   -----------------------------------
                                                                   June 20, 2009         June 14, 2008
                                                                   -------------         -------------
Loss from operations of
    discontinued businesses
Sales                                                              $          -           $         -
                                                                   ============           ===========
 Loss from operations of
    discontinued businesses, before tax                                  (6,856)               (4,163)
Tax benefit                                                                   -                     -
                                                                   ------------           -----------
Loss from operations of
    discontinued operations, net of tax                            $     (6,856)          $    (4,163)
                                                                   ============           ===========

Gain on disposal of
    discontinued operations
Gain on sale of fixed assets                                       $          -           $     2,639
                                                                   ------------           -----------
Gain on disposal of
    discontinued operations, before tax                                       -                 2,639
Tax benefit                                                                   -                     -
                                                                   ------------           -----------
 Gain on disposal of
    discontinued operations, net of tax                            $          -           $     2,639
                                                                   ============           ===========

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities.

                                                               For the 16 Weeks Ended June 20, 2009
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                          Balance at
                                            2/28/2009      Accretion (1)    Adjustments(2)   Utilization(3)    06/20/2009
                                        ---------------   ---------------  ---------------   --------------    ----------
2007 Events
-----------
Occupancy                                 $    70,583       $  2,848          $   (201)       $   (8,684)       $  64,546
Severance                                      59,239          1,139                 -            (1,334)          59,044
                                          -----------       --------          --------        ----------        ---------
   2007 events total                          129,822          3,987              (201)          (10,018)         123,590

2005 Event
----------
Occupancy                                      60,327            986                 -            (3,128)          58,185

2003 Events
-----------
Occupancy                                      18,712            351                 -            (1,021)          18,042
                                          -----------       --------          --------        ----------        ---------
   Total                                  $   208,861       $  5,324          $   (201)       $  (14,167)       $ 199,817
                                          ===========       ========          ========        ==========        =========

                                                                             Fiscal 2008
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                          Balance at
                                            2/23/2008      Accretion (1)    Adjustments(2)   Utilization(3)     2/28/2009
                                        ---------------   ---------------  ---------------   --------------    ----------
2007 Events
-----------
Occupancy                                 $    62,873       $  9,382          $ 28,959        $  (30,631)       $  70,583
Severance                                      58,520          2,019             3,730            (5,030)          59,239
                                          -----------       --------          --------        ----------        ---------
   2007 events total                          121,393         11,401            32,689           (35,661)         129,822

2005 Event
-----------
Occupancy                                      66,882          3,324               600           (10,479)          60,327

2003 Events
-----------
Occupancy                                      21,579          1,230              (902)           (3,195)          18,712
                                          -----------       --------          --------        ----------        ---------

   Total                                  $   209,854       $ 15,955          $ 32,387        $  (49,335)       $ 208,861
                                          ===========       ========          ========        ==========        =========

     (1) The additions to occupancy and severance represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge. Interest accretion is recorded as a component of "Loss from operations of discontinued business" on our Consolidated Statements of Operations.

     (2) At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded as a component of "Loss from operations of discontinued business" on our Consolidated Statements of Operations.

         Fiscal 2009
         -----------
         During the 16 weeks ended June 20, 2009, we recorded an adjustment reducing occupancy related costs for the 2007 events by $0.2 million due to changes in our estimation of such future costs for our Greater New Orleans event.

         Fiscal 2008
         -----------
         The charge to occupancy for the 2007 and 2005 events represents adjustments for additional occupancy related costs for our properties of $29.0 million and $0.6 million, respectively, due to changes in our estimation of such future costs due to continuing deteriorating conditions in the Midwest real estate market. The charge to severance for the 2007 events represents an adjustment of $3.7 million for future obligations for early withdrawal from multi-employer union pension plans. We also recorded an adjustment of $0.9 million to reduce occupancy related costs for the 2003 events due to changes in our estimation of such future costs.

     (3) Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes. Severance utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                                 2007              2005              2003
                                                                Events             Event            Events           Total
                                                              ----------        ----------        ----------      ----------

Total severance payments made to date                         $   29,486        $    2,650        $  22,528           54,664
Expected future severance payments                                59,044                 -                -           59,044
                                                              ----------        ----------        ---------       ----------
   Total severance payments expected to be incurred               88,530             2,650        $  22,528          113,708
                                                              ----------        ----------        ---------       ----------

Total occupancy payments made to date                             60,541            49,779           30,542          140,862
Expected future occupancy payments,
  excluding interest accretion                                    64,546            58,185           18,042          140,773
                                                              ----------        ----------        ---------       ----------
   Total occupancy payments expected to be incurred,
     excluding interest accretion                                125,087           107,964           48,584          281,635
                                                              ----------        ----------        ---------       ----------

Total severance and occupancy payments made to date               90,027            52,429           53,070          195,526
Expected future severance and occupancy payments,
  excluding interest accretion                                   123,590            58,185           18,042          199,817
                                                              ----------        ----------        ---------       ----------
   Total severance and occupancy payments
     expected to be incurred, excluding interest accretion    $  213,617        $  110,614        $  71,112       $  395,343
                                                              ==========        ==========        =========       ==========

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2007, 2005 and 2003 events are 2028, 2022 and 2022, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                     June 20, 2009
                                                          -------------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $           43   $             -   $           -    $            43
Other accruals                                            $       27,493   $        10,993   $       3,114    $        41,600
Other non-current liabilities                             $       96,054   $        47,192   $      14,928    $       158,174

                                                                                   February 28, 2009
                                                          -------------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $           43   $             -   $           -    $            43
Other accruals                                            $       31,890   $        11,016   $       3,249    $        46,155
Other non-current liabilities                             $       97,889   $        49,311   $      15,463    $       162,663

We evaluated the reserve balances as of June 20, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

9.  Asset Disposition Initiatives

In addition to the events described in Note 8 - Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

Restructuring charges relate principally to employee severance and occupancy costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. The costs of these reductions have been and will be funded through cash from operations. Occupancy costs represent facility consolidation and lease termination costs associated with our decision to consolidate and close duplicative or excess warehouse and office facilities, unproductive and excess facilities.

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

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

                                                               For the 16 Weeks Ended June 20, 2009
                                        -------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
2005 Event                                  2/28/2009      Accretion (1)    Adjustments(2)   Utilization(3)       6/20/2009
----------                              ---------------   --------------   ---------------   --------------    --------------
Continuing Operations
Occupancy                               $         1,114   $           11   $       (1,120)   $           (5)   $            -
Severance                                           904                -                 -              (92)              812
                                        ---------------   --------------   ---------------   --------------    --------------
   2005 event total                               2,018               11           (1,120)              (97)              812

2001 Event
----------
Continuing Operations
Occupancy                                         7,080              146                 -             (210)            7,016

Discontinued Operations
Occupancy                                        11,307              201                 -             (856)           10,652
                                        ---------------   --------------   ---------------   --------------    --------------
   2001 event total                              18,387              347                 -           (1,066)           17,668

1998 Event
----------
Continuing Operations
Occupancy                                         8,696               91               310           (1,200)            7,897
Severance                                           824                -                 -              (40)              784

Discontinued Operations
Occupancy                                           543                8               (2)             (182)              367
                                        ---------------   --------------   ---------------   --------------    --------------
   1998 event total                              10,063               99               308           (1,422)            9,048
                                        ---------------   --------------   ---------------   --------------    --------------

Total                                   $        30,468   $          457   $          (812)  $       (2,585)   $       27,528
                                        ===============   ==============   ===============   ==============    ==============

                                                                            Fiscal 2008
                                        ------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
2005 Event                                  2/23/2008      Accretion (1)    Adjustments(2)   Utilization(3)      2/28/2009
----------                              ---------------   ---------------  ---------------   --------------    --------------
Continuing Operations
Occupancy                               $         1,231   $           48   $           (91)  $          (74)   $        1,114
Severance                                         1,686                -                 -             (782)              904
                                        ---------------   --------------   --------------    --------------    --------------

   2005 event total                               2,917               48              (91)            (856)             2,018

2001 Event
----------
Continuing Operations
Occupancy                                         6,755              385             1,794          (1,854)             7,080

Discontinued Operations
Occupancy                                        12,281              688             (166)          (1,496)            11,307
                                        ---------------   --------------   ---------------   --------------    --------------

   2001 event total                              19,036            1,073             1,628          (3,350)            18,387

1998 Event
----------
Continuing Operations
Occupancy                                         6,958              316             4,111          (2,689)             8,696
Severance                                         1,000                -                 -            (176)               824

Discontinued Operations
Occupancy                                         1,093               49               (8)            (591)               543
                                        ---------------   --------------   ---------------   --------------    --------------

   1998 event total                               9,051              365             4,103          (3,456)            10,063
                                        ---------------   --------------   ---------------   -------------     --------------

   Total                                $        31,004   $        1,486   $         5,640   $      (7,662)    $       30,468
                                        ===============   ==============   ===============   =============     ==============

     (1) The additions to occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued operations" for discontinued operations on our Consolidated Statements of Operations.

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

         For the 16 Weeks Ended June 20, 2009
         ------------------------------------
         For the 16 weeks ended June 20, 2009, we recorded an adjustment eliminating occupancy related costs of $1.1 million for the 2005 event due to the termination of the lease on the one remaining property included in the 2005 Event. We also recorded an adjustment for additional occupancy related costs of $0.3 million for the 1998 event due to changes in our estimation of such future costs.

         Fiscal 2008
         -----------
         During fiscal 2008, we recorded an adjustment reducing occupancy related costs by $0.1 million for the 2005 event due to changes in our estimation of such future costs. We also recorded adjustments for additional occupancy related costs of $1.6 million and $4.1 million, respectively, for the 2001 and 1998 events due to changes in our estimation of such future costs.

     (3) Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                              2005             2001              1998
                                              Event            Event             Event             Total
                                        ---------------   --------------   ---------------   -------------
Total severance payments made to date   $        48,807   $       28,205   $        30,680   $     107,692
Expected future severance payments                  812                -               784           1,596
                                        ---------------   --------------   ---------------   -------------
Total severance payments expected
   to be incurred                                49,619           28,205            31,464         109,288
                                        ---------------   --------------   ---------------   -------------

Total occupancy payments made to date            13,856           63,436           116,607         193,899
Expected future occupancy payments,
     excluding interest accretion                     -           17,668             8,264          25,932
                                        ---------------   --------------   ---------------   -------------
Total occupancy payments expected
     to be incurred, excluding interest
   accretion                                     13,856           81,104           124,871         219,831
                                        ---------------   --------------   ---------------   -------------

Total severance and occupancy
   payments made to date                $        62,663   $       91,641   $       147,287   $     301,591
Expected future severance and
   occupancy payments, excluding
   interest accretion                               812           17,668             9,048          27,528
                                        ---------------   --------------   ---------------   -------------
Total severance and occupancy payments
   expected to be incurred, excluding
   interest accretion                   $        63,475   $      109,309   $       156,335   $     329,119
                                        ===============   ==============   ===============   =============

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2005, 2001 and 1998 events are 2015, 2022 and 2020, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                     June 20, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           258   $        2,875   $         3,803   $       6,936
Other non-current liabilities           $           554   $       14,793   $         5,245   $      20,592

                                                                February 28, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           384   $        2,965   $         4,142   $       7,491
Other non-current liabilities           $         1,634   $       15,422   $         5,921   $      22,977

We evaluated the reserve balances as of June 20, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

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

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares. Included in "Nonoperating income" on our Consolidated Statements of Operations for the 16 weeks ended June 14, 2008, is a loss of $1.2 million for the Series A warrants through the settlement date of May 7, 2008. "Nonoperating income" for the 16 weeks ended June 20, 2009 and 16 weeks ended June 14, 2008 also includes a loss of $1.9 million and a gain of $27.1 million, respectively, relating to market value adjustments for Series B warrants. The value of the Series B warrants as of June 20, 2009 and February 28, 2009 was $6.6 million and $4.8 million, respectively, and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                                          June 20, 2009     February 28, 2009
                                                          -------------     -----------------
         Expected life                                     5.97 years            6.28 years
         Volatility                                           65.8%                  61.3%
         Dividend yield range                                  0%                     0%
         Risk-free interest rate                              2.82%                  2.69%

Public Debt Obligations
-----------------------
On December 18, 2007, we completed a public offering and issued $165 million 5.125% Convertible Senior Notes due 2011 and $255 million 6.750% Convertible Senior Notes due 2012. The 5.125% Notes are not redeemable at our option at any time. The 6.750% Notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 5.125% Notes is $36.40, representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 6.750% Notes is $37.80, representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long-term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000, based on a majority vote by our stockholders. During the 16 weeks ended June 14, 2008, the gain that was recorded in "Nonoperating income" on our Consolidated Statements of Operations for the conversion features of the 5.125% and 6.750% convertible senior notes was $11.1 million and $5.1 million, respectively. Based on an increase in available shares primarily due to the settlement of our Series A warrants, $3.6 million and $14.7 million for the conversion features of the 5.125% and 6.750% convertible senior notes, respectively, were reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income during the first quarter of fiscal 2008. The following assumptions and estimates were used in the Black-Scholes model:

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

The $255 million aggregate principal amount of the 6.750% Convertible Senior Notes due 2012 is subject to the provisions of FSP APB 14-1, which we adopted during our first quarter ended June 20, 2009 (refer to Note 2 - Impact of New Accounting Pronouncements). We estimate that our effective interest rate for similar debt without the conversion feature is approximately 12%. During the 16 weeks ended June 20, 2009 and June 14, 2008, we recognized additional non-cash interest expense of $1.2 million and $1.0 million, respectively, relating to our adoption of FSP APB 14-1. The net carrying value of outstanding debt as of June 20, 2009 and February 28, 2009 was $217.6 million and $215.1 million, respectively, net of unamortized discount of $37.4 million and $39.9 million, respectively. As of June 20, 2009, our remaining unamortized discount will be recognized as follows:

         Remainder of 2009                           $    6,205
         2010                                             9,884
         2011                                            11,139
         2012                                            10,140
                                                     ----------
                                                     $   37,368
                                                     ==========

Call Option and Financing Warrants
----------------------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% Notes and $49.00 with respect to the 6.750% Notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, the financing warrants are accounted for as freestanding derivatives, required to be settled in cash until sufficient shares are available and are recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our stockholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model. These financing warrants are no longer classified as a liability as of June 26, 2008. During the 16 weeks ended June 14, 2008, we recorded a gain of $6.5 million included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

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

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes.

In the event we terminate these transactions, or they are canceled in bankruptcy, or LBOTC otherwise fails to perform its obligations under such transactions, we would have the right to monetary damages in the form of an unsecured claim against LBOTC in an amount equal to the present value of our cost to replace these transactions with another party for the same period and on the same terms.

11.  Interest Expense

Interest expense is comprised of the following:

                                                                                          For the 16 Weeks Ended
                                                                                    -------------------------------
                                                                                      June 20, 2009     June 14, 2008(1)
                                                                                    -----------------   -------------
$675 million Credit Agreement                                                         $     6,170       $     5,369
Related Party Promissory Note, due August 2, 2011                                             183                 -
9.125% Senior Notes, due December 15, 2011                                                    360               360
5.125% Convertible Senior Notes, due June 15, 2011                                          2,602             2,595
6.750% Convertible Senior Notes, due December 15, 2012                                      5,296             5,282
9.375% Notes, due August 1, 2039                                                            5,844             5,753
Capital Lease Obligations and Real Estate Liabilities                                      16,083            17,079
Amortization of Deferred Financing Fees and Discounts                                       7,233             6,829
Self Insurance and GHI Contract Liability Accretion                                         9,200             2,550
Other                                                                                       1,277             1,109
                                                                                      -----------       -----------
Total                                                                                 $    54,248       $    46,926
                                                                                      ===========       ===========

(1) The interest expense associated with the 6.750% convertible senior notes increased by $1.0 million from the amount reported in our Form 10-Q for the 16 weeks ended June 14, 2008 as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to
Note 2 - Impact of New Accounting Pronouncements for additional information.

12.  Other Accruals

Other accruals are comprised of the following:

                                                                                           At                At
                                                                                      June 20, 2009     Feb. 28, 2009
                                                                                      -------------     -------------
Self-insurance Reserves                                                               $    76,751        $    77,560
Closed Store and Warehouse Reserves                                                        56,414             64,508
Pension Withdrawal Liabilities                                                             10,461              5,393
GHI Contract Liability                                                                      5,912              5,742
Accrued Occupancy Related Costs for Open Stores                                            23,696             27,439
Deferred Income                                                                            24,779             33,558
Deferred Real Estate Income                                                                 2,558              2,558
Accrued Audit, Legal and Other                                                              9,343             11,719
Accrued Interest                                                                            7,043              9,000
Other Postretirement and Postemployment Benefits                                            4,153              4,153
Accrued Advertising                                                                         2,042              1,493
Other                                                                                       2,642              3,473
                                                                                      -----------        -----------
Total                                                                                 $   225,794        $   246,596
                                                                                      ===========        ===========

13.  Other Non-Current Liabilities

Other non-current liabilities are comprised of the following:

                                                                                           At                At
                                                                                      June 20, 2009     Feb. 28, 2009
                                                                                      -------------     -------------
Unrecognized Tax Benefits                                                             $   156,267       $   156,267
Self-insurance Reserves                                                                   152,115           153,870
Closed Store and Warehouse Reserves                                                       132,318           140,593
Pension Withdrawal Liabilities                                                            107,260           109,714
GHI Contract Liability for Employee Benefits                                               88,234            85,690
Pension Plan Benefits                                                                      92,121            89,842
Other Postretirement and Postemployment Benefits                                           34,482            34,295
Corporate Owned Life Insurance Liability                                                   57,918            59,529
Deferred Rent Liabilities                                                                  54,848            54,047
Deferred Income                                                                            78,177            83,128
Unfavorable Lease Liabilities                                                              29,199            30,708
Other                                                                                      15,072            13,726
                                                                                      -----------       -----------
Total                                                                                 $   998,011       $ 1,011,409
                                                                                      ===========       ===========

14.  Retirement Plans and Benefits

Defined Benefit Plans
We provide retirement benefits to certain non-union and union employees under various defined benefit plans. Our defined benefit pension plans are non-contributory and benefits under these plans are generally determined based upon years of service and, for salaried employees, compensation. We fund these plans in amounts consistent with the statutory funding requirements. We use our fiscal year end as the measurement date. The components of net pension cost (income) were as follows:

                                                                            For the 16 Weeks Ended
                                                                       --------------------------------
                                                                          June 20,           June 14,
                                                                           2009                2008
                                                                       -----------          ----------
Service cost                                                           $     2,023              1,534
Interest cost                                                                8,819              7,590
Expected return on plan assets                                              (7,611)            (9,066)
Amortization of:
     Net prior service cost                                                     91                 74
     Actuarial loss                                                          1,435                 36
Special Termination benefits                                                   400                  -
                                                                       -----------          ---------
     Net pension cost                                                  $     5,157          $     168
                                                                       ===========          =========

Contributions
As of June 20, 2009, we contributed approximately $2.1 million to our defined benefit plans. We plan to contribute approximately $4.9 million to our plans during the remainder of fiscal 2009.

Postretirement Plans
We provide postretirement health care and life insurance benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use our fiscal year end as the measurement date for our postretirement benefits. The components of net postretirement benefits cost (income) were as follows:

                                                                            For the 16 Weeks Ended
                                                                       -------------------------------
                                                                          June 20,           June 14,
                                                                           2009                2008
                                                                       -----------          ----------
Service cost                                                           $       156          $     312
Interest cost                                                                  599                705
Amortization of:
     Prior service credit                                                     (415)              (414)
     Actuarial gain                                                           (252)                 -
                                                                       ------------         ---------
Net postretirement benefits cost                                       $        88          $     603
                                                                       ===========          =========

GHI Contractual Obligation
We have a contractual obligation to fund pension benefits for certain employees of Grocery Haulers, Inc. ("GHI") who handle transportation and logistics services for our Pathmark stores. Upon our acquisition of Pathmark in December 2007, this obligation was accounted for as an unfavorable contract based on liabilities allocable to GHI, net of related assets, which were held by the Multiemployer Pension Plan ("the Fund") jointly sponsored by the Local 863 Union and various other employers. Effective August 29, 2008, GHI, the Fund, and our Company entered into a series of agreements which collectively provided that:
(i) GHI withdrew from the Fund; (ii) our Pathmark Pension Plan would be amended to become a multiple employer plan to provide for the participation in the plan by certain GHI employees; and (iii) the Fund liabilities allocable to GHI and a portion of the Fund assets would be transferred to the Pathmark Pension Plan. As a result, pension assets attributable to GHI's employees of $13.6 million were transferred from the Fund in January 2009 and combined with the existing Pathmark Pension Plan's assets. Since the assets in the Pathmark Pension Plan are available to pay pension benefits of both the Company's employees and GHI's employees servicing our Pathmark stores, the transferred assets are treated as pension plan assets. However, since GHI's employees covered by this plan are not employees of the Company, our obligation to fund their pension benefits is accounted for as a separate contractual obligation at its fair value.

As of June 20, 2009 and February 28, 2009, the fair value of our contractual obligation to GHI's employees was $94.1 million and $91.4 million, respectively, using discount rates of 6.5% and 7.0%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relating to pension benefits for GHI's employees is included within "Other accruals" and "Other non-current liabilities" in our Consolidated Balance Sheets. Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within "Cost of merchandise sold" in our Consolidated Statements of Operations at their current value. Accretion of the obligation to present value is recorded within "Interest expense" in our Consolidated Statements of Operations. During the first quarter ended June 20, 2009, we recognized $0.2 million of service costs and $6.4 million of interest expense, representing interest accretion and the impact of the lower discount rate used to value this obligation, resulting from a decline in the published zero-coupon AA corporate bond yields. The related benefits payments of $3.9 million were made by the Pathmark Pension Plan during the first quarter ended June 20, 2009.

15.   Stock Based Compensation

During the first quarter of fiscal 2009, compensation expense related to share-based incentive plans was $2.9 million, after tax, compared to $4.9 million, after tax, during the first quarter of fiscal 2008. Included in share-based compensation expense recorded during the first quarter of fiscal 2009 and fiscal 2008 was $0.4 million and $0.6 million, respectively, related to expensing of stock options, $0.1 million and nil, respectively, relating to expensing of restricted stock units, $2.2 million and $4.1 million, respectively, relating to expensing of performance restricted stock units, and $0.2 million and $0.2 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of

Stockholders. We did not capitalize any of our stock based compensation costs during the first quarters of fiscal 2009 and fiscal 2008.

At June 20, 2009, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2008 Annual Report on Form 10-K.

Stock options
The following is a summary of the stock option activity during the first quarter ended June 20, 2009:

                                                                            Weighted     Weighted Average
                                                                             Average         Remaining          Aggregate
                                                                            Exercise        Contractual         Intrinsic
                                                             Shares           Price        Term (years)           Value
                                                          -------------    -----------   ----------------      -----------
         Outstanding at February 28, 2009                     1,551,934     $  23.77
             Granted                                          1,010,319         4.01
             Canceled or expired                                (18,421)       29.83
             Exercised                                             (397)        3.86
                                                          --------------   ----------
         Outstanding at June 20, 2009                         2,543,435    $   15.88              5.7           $    0.6
                                                          =============    ==========        ========           ========

         Exercisable at:
             June 20, 2009                                    1,376,978    $   23.15              2.6           $      -
                                                                                             ========           ========
         Nonvested at:
             June 20, 2009                                    1,166,457    $    7.30              9.5           $    0.5
                                                                                             ========           ========

Fair values for each stock option grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place for grants that occurred during the 16 weeks ended June 20, 2009 and June 14, 2008:

                                                 16 Weeks Ended          16 Weeks Ended
                                                  June 20, 2009           June 14, 2008
                                               ------------------      -----------------
                  Expected life                      7 years                 7 years
                  Volatility                           126%                    52%
                  Risk-free interest rate              0.05%                  2.96%

The weighted average grant date fair value of stock options granted during the first quarter ended June 20, 2009 and June 14, 2008 was $3.63 and $14.64, respectively. Options granted during fiscal 2009 vest 33% during each of the fiscal years 2009, 2010 and 2011. Options granted during the first quarter of fiscal 2008 vest 25% on each anniversary date of issuance over a four year period. As of June 20, 2009, approximately $5.1 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the first quarter ended June 20, 2009 and June 14, 2008 was nil and $0.5 million, respectively.

The amount of cash received from the exercise of stock options during the first quarter of fiscal 2009 was not significant.

Restricted Stock Units
----------------------

During the first quarter of fiscal 2009, our Company granted 1,440,176 shares of time-vested restricted stock awards to certain eligible employees, with a total grant date fair value of $5.8 million, which is based on the fair market value of the Company's common stock at the date of grant. One-fourth of these awards will vest at the end of fiscal 2009 and three-fourths will vest at the end of fiscal 2011, subject to meeting the appropriate eligibility and service conditions. Approximately $4.4 million, net of tax, of unrecognized compensation expense relating to these restricted stock units is expected to be recognized through fiscal 2012.

Performance Restricted Stock Units
----------------------------------

The following is a summary of the performance restricted stock units activity during the first quarter ended June 20, 2009:

                                                                              Weighted
                                                                               Average
                                                                             Grant Date
                                                              Shares         Fair Value
                                                          -------------    -------------
         Nonvested at February 28, 2009                       1,815,537    $    26.17
             Granted                                          1,439,673          4.01
             Canceled or expired                                (77,202)        29.69
             Vested                                            (224,122)        11.78
                                                          --------------   -------------
         Nonvested at June 20, 2009                           2,953,886    $    16.37
                                                          =============    =============

Performance restricted stock units are granted at the fair market value of the Company's common stock at the date of grant, adjusted by an estimated forfeiture rate.

During the first quarter of fiscal 2009 and fiscal 2008, our Company granted 1,439,673 shares and 424,782 shares, respectively, of performance restricted stock units to selected employees for a total grant date fair value of $5.8 million and $11.1 million, respectively. Approximately $10.1 million of unrecognized fair value compensation expense relating to these performance restricted stock units, and those issued in the previous year is expected to be recognized through fiscal 2011, based on estimates of attaining vesting criteria.

Performance restricted stock units issued during fiscal 2009 are earned based on our Company achieving certain operating targets in fiscal 2009. One-third of these awards will vest at the end of fiscal 2009 and two-thirds will vest at the end of fiscal 2010, subject to meeting the appropriate eligibility and service conditions.

On May 21, 2009, our Board of Directors modified the terms of the performance restricted stock units granted in fiscal 2007 under our executive and non-executive Closing & Integration Incentive Plan ("CLIIP"), by removing the achievement of specific stock price targets as a precondition to the vesting of earned units. The Board also approved a modification of the vesting schedule for non-executives such that earned units will vest as follows: one-third in July 2009, one-third in July 2010 and one-third in July 2011. Vesting of earned units for executives will occur on December 3, 2010. All vesting remains subject to the other terms and conditions of the CLIIP. Additionally, on July 16, 2009, the Board determined that 100% of the restricted stock units had been earned under the CLIIP.

As a result of the foregoing modification and Board determination, our Company will incur an additional incremental compensation cost of $1.6 million which is being recognized over the remainder of the new vesting period.

The total fair value of units that vested during the first quarter ended June 20, 2009 and June 14, 2008 was $0.9 million and $12.1 million, respectively.

16.  Income Taxes

The income tax provisions recorded for the 16 weeks ended June 20, 2009 and June 14, 2008 reflect our estimated expected annual tax rates applied to our respective domestic and foreign financial results.

A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, a valuation allowance is recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset to zero. For the 16 weeks ended June 20, 2009, the valuation allowance increased by $23.9 million to reflect generation of additional operating losses. For the 16 weeks ended June 14, 2008, the valuation allowance increased by $46.6 million to reflect the increase in deferred income tax assets recorded relating to the purchase price allocation adjustment relating to our acquisition of Pathmark Stores, Inc., as well as generation of additional net operating losses. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of June 20, 2009, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008. With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2003 and prior.

As of June 20, 2009, there have been no material changes to the Company's uncertain tax position disclosures as discussed in Note 14 of the Company's Fiscal 2008 Annual Report on Form 10-K. At this time, we estimate that the amount of our gross unrecognized tax positions may decrease by up to approximately $154 million within the next 12 months, primarily due to the settlement of ongoing audits and lapses of statutes of limitations in certain jurisdictions. Any decrease in our Company's gross unrecognized tax positions would require a re-evaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to effect our effective tax rate.

For the 16 weeks ended June 20, 2009 and June 14, 2008, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of 0.7% and 33.2% for the 16 weeks ended June 20, 2009 and June 14, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of additional valuation allowance and the impact of the Pathmark financing.

On July 30, 2008, The Housing Assistance Act of 2008 ("the Act") was signed into law. The Act contained a provision allowing corporate taxpayers to make an election to treat certain unused research and Alternative Minimum Tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for "eligible qualified property" placed in service through the end of fiscal 2008. The American Reinvestment and Recovery Tax Act, which was enacted on February 17, 2009, extended this election through 2009. We expect the refund to be approximately $1.0 million for the 16 weeks ended June 20, 2009, for a total refund of $3.4 million to date.

As of June 20, 2009 we had $503.2 million in federal Net Operating Loss ("NOL") carryforwards that expire between 2023 and 2029, some of which are subject to an annual limitation. The federal NOL carryforwards include $7.4 million related to the excess tax deductions relating to stock option plans that have yet to reduce income taxes payable. Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in "Additional paid-in capital". In addition, our Company had state loss carryforwards of $9.0 million that expire during fiscal 2009 and approximately $1.0 billion that will expire between fiscal 2010 and fiscal 2029. Our Company's general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2029, some of which are subject to an annual limitation.

At June 20, 2009 and February 28, 2009, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $35.1 million and $36.9 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $67.7 million and $65.9 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" and "Other assets" on our Consolidated Balance Sheets of $162.8 million as of both dates.

17.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

During the second quarter of fiscal 2008, our chief operating decision maker changed the manner by which our results are evaluated; therefore, our reportable segments have been revised to be consistent with the way we currently manage our business. Accordingly, we have revised our segment reporting to report in four reportable segments: Fresh, Price Impact, Gourmet and Other. The Other segment includes our Food Basics and Liquor businesses. The criteria necessary to classify the Midwest and Greater New Orleans areas as discontinued were satisfied in fiscal 2007 and these operations have been presented as such in our Consolidated Statements of Operations for all periods presented. Refer to Note 8
- Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2008 Annual Report. We measure segment performance based upon segment income (loss). Reconciling amounts between segment income (loss) and income (loss) from operations include corporate-level activity not specifically attributed to a segment, which includes (i) the purchase of all merchandise (including the design and production of private label merchandise sold in our retail stores),
(ii) real estate management and (iii) information technology, finance and other corporate administrative personnel, as well as, other reconciling items primarily attributed to nonrecurring activities.

Assets and capital expenditures are not allocated to segments for internal reporting presentations.

Interim information on segments is as follows:

                                                        For the 16 Weeks Ended June 20, 2009
                                        -------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)         Total
                                        ---------------   --------------   ---------------   --------------
Sales by Category                       $     1,939,600   $      526,771   $       323,872   $    2,790,243
                                        ===============   ==============   ===============   ==============

                                                        For the 16 Weeks Ended June 14, 2008
                                        -------------------------------------------------------------------
                                           Grocery (1)       Meat (2)         Produce (3)         Total
                                        ---------------   --------------   ---------------   --------------
Sales by Category                       $     2,035,849   $      549,755   $       337,061   $    2,922,665
                                        ===============   ==============   ===============   ==============

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.
(2)  The meat category includes meat, deli, bakery and seafood.
(3)  The produce category includes produce and floral.

                                                                               For the 16 Weeks Ended
                                                                  ----------------------------------------------
                                                                      June 20, 2009              June 14, 2008
                                                                  --------------------       -------------------
Sales
    Fresh                                                         $          1,386,740       $         1,461,833
    Price Impact**                                                           1,239,223                 1,302,189
    Gourmet                                                                     85,381                    85,028
    Other                                                                       78,899                    73,615
                                                                  --------------------       -------------------
Total sales                                                       $          2,790,243       $         2,922,665
                                                                  ====================       ===================

Segment income (loss)
    Fresh                                                         $             41,241       $            36,191
    Price Impact**                                                              (1,775)                   20,380
    Gourmet                                                                      8,119                     7,415
    Other                                                                          923                       664
                                                                  --------------------       -------------------
Total segment income                                                            48,508`                   64,650
    Corporate                                                                  (46,236)                  (48,463)
    Reconciling items *                                                         (4,108)                  (14,096)
                                                                  --------------------       -------------------
(Loss) income from operations                                                   (1,836)                    2,091
    Nonoperating income                                                         (1,875)                   48,597
    Interest expense (1)                                                       (54,248)                  (46,926)
    Interest and dividend income                                                    41                       410
                                                                  --------------------       -------------------
(Loss) income from continuing operations before income taxes      $            (57,918)      $             4,172
                                                                  ====================       ===================

(1) The interest expense associated with the 6.750% Convertible Senior Notes increased by $1.0 million from the amount reported in our Form 10-Q for the 16 weeks ended June 14, 2008 as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to Note 2 - Impact of New Accounting Pronouncements for additional information.

                                                                               For the 16 Weeks Ended
                                                                  ----------------------------------------------
                                                                       June 20, 2009              June 14, 2008
                                                                  --------------------       -------------------
Segment depreciation and amortization - continuing operations
    Fresh                                                         $             26,294       $            28,653
    Price Impact**                                                              30,558                    30,162
    Gourmet                                                                      2,901                     3,183
    Other                                                                        1,220                     1,128
                                                                  ----------------------     -------------------
Total segment depreciation and amortization - continuing operations             60,973                    63,126
    Corporate                                                                   16,815                    16,901
                                                                  ----------------------     -------------------
Total depreciation and amortization                               $             77,788       $            80,027
                                                                  ======================     ===================

* Reconciling items for the 16 weeks ended June 20, 2009, which are not included in segment income include: (i) pension withdrawal costs of $2.4 million, (ii) Pathmark integration and other restructuring costs of $2.4 million, (iii) LIFO reserve adjustment of $1.2 million and (iv) net loss on marketable securities of $0.3 million, partially offset by net gain relating to real estate related activity of $2.2 million. Reconciling items for the 16 weeks ended June 14, 2008 include: (i) Pathmark integration costs of $11.9 million, (ii) LIFO reserve adjustment of $1.4 million, and
     (iii) real estate related activity of $0.8 million.
** Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

18.  Commitments and Contingencies

SUPPLY AGREEMENT

On March 7, 2008, we entered into a definitive agreement with C&S Wholesale Grocers, Inc. ("C&S") whereby C&S will provide warehousing, logistics, procurement and purchasing services (the "Services") in support of the Company's entire supply chain. This agreement replaces and supersedes three (3) separate wholesale supply agreements under which the parties have been operating. The term of the agreement is ten and one-half (10-1/2) years, which includes a six-month "ramp-up" period during which the parties will transition to the new contractual terms and conditions. The agreement provides that the actual costs of performing the services shall be reimbursed to C&S on an "open-book" or "cost-plus" basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale at our Company's stores, as well as the parties' respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon our cost savings and increases in retail sales volume. The contract provides that we will purchase virtually all of our warehoused inventory from C&S. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales which would affect our results adversely.

LEASE RELATED

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


Other
-----
In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 20, 2009, 205 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $632.7 million, which could be partially or totally offset by reassigning or subletting these leases.


LEGAL PROCEEDINGS

Antitrust Class Action Litigation
---------------------------------
In connection with a settlement reached in the VISA/MasterCard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our review of our historical records as well as estimates provided by the Claims Administrator, we recorded a pre-tax recovery of $2.2 million as a credit to "Store operating, general and administrative expense" in our Statements of Consolidated Operations during fiscal 2008. During fiscal 2009, we will continue to work with the Claims Administrator to ensure that any additional monies owed to our Company in connection with this litigation are received. This process may result in additional recoveries being recorded in future periods.

LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc et al.
---------------------------------------------------------------------
("Defendants")
--------------
On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum's alleging violations of the overtime provisions of the New York Labor Law. Three named plaintiffs, Benedetto LaMarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

In April 2006, the plaintiffs filed a motion for class certification. In July 2007, the Court granted the plaintiffs' motion and certified the class as follows: All full-time hourly employees of Defendants who were employed in Defendants' supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages. In December 2008, the Court approved the Form of Notice, which included an "opt-out" provision and in January 2009, the Plaintiffs mailed the Notice to potential class members and the opt-out deadline expired in March 2009. The parties have commenced discovery. The Company intends to move to decertify the class once certain discovery has been completed.

As discovery on the plaintiffs has recently commenced, neither the number of class participants nor the sufficiency of their respective claims can be determined at this time.

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


19.  Subsequent Events

Our Company has evaluated and disclosed any subsequent events that have occurred from June 20, 2009 through the date of filing of this Quarterly Report on Form 10-Q. We were not required to recognize the effect of our subsequent events in our financial statements, as they arose after our balance sheet date. The following is a summary of our nonrecognized subsequent events:

Pension Withdrawal

On June 30, 2007, the UFCW Local 174 Retail Pension Fund ("UFCW") experienced a mass withdrawal termination, which caused our Company to incur a mass withdrawal liability. On July 14, 2009, our Company signed a Transfer Agreement, whereas a portion of our mass withdrawal liability will be settled by transferring the existing pension benefit liabilities relating to our employees and retirees from UFCW to the A&P Pension Plan. Our Company has also agreed to pay UFCW $0.7 million, representing the amount of the mass withdrawal liability owed to UFCW, including benefit payments from July 2007 through July 2009, which has already been accrued in our Consolidated Financial Statements as of June 20, 2009.

Convertible Preferred Stock

On July 23, 2009, our Company entered into an investment agreement with affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and entered into a separate investment agreement with the affiliates of Yucaipa Companies LLC ("Yucaipa") for the issuance and sale of 60,000 shares and 115,000 shares, respectively of 8.0% Cumulative Convertible Preferred Stock for approximately $60.0 million and $115.0 million, respectively. The closing of the sale of the Preferred Stock is subject to certain conditions, as described in the amended investment agreements, including the completion of a private placement of Senior Secured Notes (see below). The Preferred Stock will be convertible into shares of our Company's common stock, par value $1.00 per share (the "Common Stock"), at an initial conversion rate of $5.00 per share of Common Stock upon the one year anniversary of the issuance of the Preferred Stock, subject to the stockholder approval requirements of the New York Stock Exchange. Our Company is required to redeem all of the outstanding Preferred Stock on the seventh anniversary of the date of issuance (the "Maturity Date"), at 100.0% of the liquidation preference, plus all accrued and unpaid dividends. The Preferred Stock is not redeemable prior to the Maturity Date. In connection with the purchase and sale of the Preferred Stock, each of Tengelmann and Yucaipa will enter into agreements pursuant to which they will be entitled to certain rights.

The holders of the Preferred Stock will be entitled to an 8.0% dividend, payable quarterly in arrears in cash or additional shares of Preferred Stock, if the Company is not able to pay the dividends in full in cash. If our Company elects to make a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5% in connection with any dividend paid.

Senior Secured Notes

On July 23, 2009, we announced that, subject to market and other conditions, we plan to offer $225 million aggregate principal amount of senior secured notes due 2015 (the "Notes") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The Notes will be second lien secured obligations, guaranteed by all of the Company's domestic subsidiaries. The Notes will bear interest at a fixed rate payable semi-annually in cash. The interest rate will be determined at the time of closing, which is anticipated to be during the Company's second fiscal quarter.

Credit Agreement

On July 23, 2009, our Company entered into an amended Credit Agreement that is contingent upon consummation of a private offering of senior secured notes and the sale of preferred stock. The amendment increases interest rates, reduces commitments, reduces the borrowing base and provides for certain other amendments.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. It should be read in conjunction with our consolidated financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the first quarter of fiscal 2009 and fiscal 2008.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2009 to assist in understanding the business.
o Results of Continuing Operations and Liquidity and Capital Resources - a discussion of results for the 16 weeks ended June 20, 2009 compared to the 16 weeks ended June 14, 2008; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 16 weeks ended June 20, 2009 and June 14, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2008 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 435 stores as of June 20, 2009.

For the 16 weeks ended June 20, 2009, we operated in four reportable segments:
Fresh, Price Impact, Gourmet and Other. The Other segment includes our Food Basics and Liquor businesses. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued were satisfied in fiscal 2007 and these operations have been classified as such in our Consolidated Statements of Operations for the 16 weeks ended June 20, 2009 and June 14, 2008.

OPERATING RESULTS
-----------------

This quarter was challenging for our Company as the retail market experienced one of the most difficult economic environments in history, with a combination of increased food costs, lower home values and less available credit. As a result, our comparable store sales for this quarter declined by 3.3%, compared to a decline of 1.3% for the fourth quarter of fiscal 2008. Our comparable stores include stores that been in operation for at least one fiscal year and replacement stores. As consumers have continued to trade down to less expensive products, our Company has seen increased competition and as a result has invested more in value driven pricing programs and offerings.

Our business operates in four formats, which enable us to service customers in every market we serve, with the following operating results:

Fresh Format
(A&P, Waldbaum's and SuperFresh)
Our Fresh format continues to deliver strong year-over-year improvement in segment income, primarily driven by the higher gross margin rate in the first quarter of fiscal 2009 due to negotiated cost reductions with our vendors, partially offset by a decline in sales.

Price Impact
(Pathmark and Pathmark Sav-A-Center)
Our Price Impact format's performance continued to be disappointing during the first quarter of our fiscal 2009. This segment experienced a year-over-year decline in segment income, which was driven by negative comparable store sales and lower gross margins, primarily resulting from higher promotional spending and reduction in everyday prices to stay competitive. Our consumers have been very value focused in this difficult economic environment and have continued to take advantage of our promotions, requiring us to invest more in value driven programs in order to stay competitive. Although, in the shorter term, this has negatively impacted our earnings, we believe that this strategic investment well-positions us to generate long-term growth over time and once the overall economy improves. Our business optimization initiatives within the Pathmark banner have allowed us to mitigate some of the downward pressures by increasing labor efficiencies and reducing utility expenses. We expect to see continuing and increasing favorable results from our business optimization initiatives relating to decreased costs, increased private label penetration and decreased stock loss for the remainder of fiscal 2009, which should help to stabilize results in this recessionary economy.

Stores converted from the Fresh segment to the Price Impact format are performing very well. To date, we have 8 stores converted with several more scheduled for the remainder of the fiscal year. Converted stores retain the more favorable A&P legacy cost structure, while taking advantage of the higher sales per square foot generated by the traditional Pathmark locations.

Gourmet
(The Food Emporium)
Our Gourmet stores located in Manhattan continue to generate sales and segment income growth despite the economic crisis. This growth is due primarily to increased gross margin rate.

Other
(Food Basics, Best Cellars and A&P Liquors)
Our Discount business operating under the Food Basics banner is doing extremely well as it is a particularly relevant format during this challenging economic environment. This banner is experiencing a year-over-year increase in segment income due to positive comparable store sales and improved gross margin rate. The Company recently premiered the first new Food Basics store in almost three years with very positive initial sales. Additional Food Basics openings are scheduled for the remainder of the fiscal year.

OUTLOOK
-------

Our Company has undertaken substantial business optimization initiatives to combat these difficult economic times. The target of the business optimization efforts is to take advantage of the best practices between the legacy A&P and the acquired Pathmark businesses. We have identified the following key areas as opportunities:

Improved private label penetration

Our programs under this initiative are expected to increase gross margins offsetting more promotional investment. We have recently introduced our latest Green Way organic product line, which is part of our comprehensive private label program, with much success. We believe that our expansive private label program is a critical component of our long-term strategy and will enable us to continue to meet our customers' needs, while addressing their financial restraints with products comparable in quality to their national brand equivalents. During the quarter, our private label penetration has improved by approximately 17% from last year.

Operating expenses

We have a multi-faceted approach to reducing operating expenses, with the following primary areas expected to be targeted:

o Productive labor - we are improving productive labor rates through a number of planned activities, including working with our teams to increase productivity through utilizing a variety of labor optimization processes.

o Utility costs - we continue to reduce these costs through negotiated contract reductions, as well as through continuing our successful sustainability programs, including installing LED case lighting and Real Time Pricing equipment.

o Grocery Stock Losses - the Price Impact business continues to experience stock losses well above that of the other formats. We have implemented a formal program to reduce losses, including conducting internal theft and stock loss awareness training, increasing amount of security in high risk stores, upgrading in-store security cameras and implementing technology to reduce bottom of the basket losses.

o Trucking and Warehousing Costs - working with C&S and GHI we have implemented a number of cost reduction initiatives and believe we have additional opportunities to further reduce our costs. Initiatives include reducing amount of deliveries, optimizing trucking routes, increasing direct store deliveries, optimizing warehousing and trucking work schedules and restructuring contracts.

Store Conversions

We are completing an evaluation of each neighborhood marketplace in which our stores operate and are assessing the best opportunities for our four formats within these neighborhoods. We are prioritizing the most cost-beneficial use of funds to convert stores from existing formats to the format that will best serve the neighborhood marketplace and return improved results.

This year marks our Company's historic 150th anniversary. We believe that our strong strategic position in the Northeast, our successful format strategy and our resolve to implement strategic changes, positions us to effectively manage the challenging economic environment and remain cautiously optimistic in our long-term prospects. The US retail market continues to face one of the most difficult and challenging years as our customers are expected to have lower disposable income. However, we are hopeful that the economists are on target with the prediction that this recession will end in late 2009, and our Company will then improve our overall performance.

We believe that our present cash resources, including invested cash on hand, available borrowings from our $675 million Credit Agreement and other sources, are sufficient to meet our needs for the next twelve months. Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our $675 million Credit Agreement would be unable to fulfill their commitments. However, given the current economic environment and credit market crisis, there is no assurance that this may not change in the foreseeable future.

Additionally, on July 23, 2009, we entered into an investment agreement with the affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") for the issue and sale of 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value for approximately $60.0 million and an investment agreement with the affiliates of Yucaipa Companies LLC ("Yucaipa") for the issue and sale of 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value for approximately $115.0 million. In addition, we have announced the launch of the issuance of $225 million Senior Secured Notes. Upon consummation, we believe that these financings will allow us to better manage our liquidity through this recessionary economic environment.

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

16 WEEKS ENDED JUNE 20, 2009 COMPARED TO THE 16 WEEKS ENDED JUNE 14, 2008
-------------------------------------------------------------------------

OVERALL
-------
Sales for the first quarter of fiscal 2009 were $2,790.2 million, compared with $2,922.7 million for the first quarter of fiscal 2008 due primarily to the comparable store sales, which include stores that have been in operation for at least one full fiscal year and replacement stores, which decreased by 3.3%. Income from continuing operations decreased from $2.8 million for the first quarter of fiscal 2008 to a loss from continuing operations of $58.3 million for the first quarter of fiscal 2009, primarily due to a $50.5 million decline in nonoperating income associated with the fair value adjustments for our Series A and Series B warrants, our convertible senior notes, and our financing warrants, as well as $6.4 million of interest expense recorded during the first quarter of fiscal 2009 in connection with our GHI contractual obligation. Loss from discontinued operations of $1.5 million for the first quarter of fiscal 2008 increased to a loss from discontinued operations of $6.9 million for the first quarter of fiscal 2009 due to the absence of the $2.6 million settlement gain recorded during the first quarter of fiscal 2008 relating to our sale of the Eight O'Clock Coffee business, combined with higher occupancy related costs for closed stores recorded during the first quarter of fiscal 2009. Net loss per share - basic and diluted for the first quarter of fiscal 2009 was $(1.23) and $(3.64), respectively, compared to net income per share - basic of $0.03 and net loss per share - diluted of $(0.54), respectively, for the first quarter of fiscal 2008.

                                             16 Weeks           16 Weeks
                                               Ended             Ended            Favorable
                                           June 20, 2009      June 14, 2008      (Unfavorable)      % Change
                                          ---------------    ---------------     ------------      ----------
                                                             (in millions, except percentages)

Sales                                      $  2,790.2          $  2,922.7         $  (132.5)         (4.5)%
(Decrease) increase in
  comparable store sales                         (3.3)%               3.2%               NA             NA
(Loss) income from continuing operations        (58.3)                2.8             (61.1)         >100%
Loss from discontinued operations                (6.9)               (1.5)             (5.4)         >100%
Net (loss) income                               (65.2)                1.3             (66.5)         >100%
Net (loss) income per share - basic             (1.23)               0.03             (1.26)         >100%
Net loss per share - diluted                    (3.64)              (0.54)            (3.10)         >100%

Average weekly sales per supermarket were approximately $420,700 for the first quarter of fiscal 2009 versus $429,900 for the corresponding period of the prior year, a decrease of 2.1%, primarily due to the overall decline in our sales resulting from the current economic environment and its negative effect on consumer spending, as well as a lower rate of inflation.

SALES
-----

                                              For the 16 weeks ended
                                              ----------------------
                                          June 20, 2009    June 14, 2008
                                          -------------    -------------
                                                  (in thousands)
   Fresh                                   $ 1,386,740     $ 1,461,833
   Price Impact*                             1,239,223       1,302,189
   Gourmet                                      85,381          85,028
   Other                                        78,899          73,615
                                           -----------     -----------
Total sales                                $ 2,790,243     $ 2,922,665
                                           ===========     ===========

-------------------
* Includes sales from Fresh stores that have been subsequently converted to Price Impact stores.

Sales decreased from $2,922.7 million for the 16 weeks ended June 14, 2008 to $2,790.2 million for the 16 weeks ended June 20, 2009, primarily due to a decrease in comparable stores sales and the absence of sales due to store closures, partially offset by sales from new stores. The decrease in sales in our Fresh segment of $75.1 million was primarily related to a decline in the comparable store sales of $53.4 million and the absence of sales due to store closures of $21.7 million. The decrease in sales in our Price Impact segment of $63.0 million was primarily due to a decline in comparable store sales of $47.2 million and the absence of sales due to store closures of $21.1 million, partially offset by an increase in sales from new stores of $5.4 million. Sales generated by our Gourmet segment increased by $0.4 million, primarily due to increased comparable store sales. The sales increase of $5.3 million, or 7.2%, in our Other segment, representing Discount and Liquor, was driven by increased sales generated by our Discount business, primarily due to increased comparable store sales of $5.6 million.

GROSS MARGIN
------------
Gross margin of $844.9 million increased 5 basis points as a percentage of sales to 30.28% for the first quarter of fiscal 2009 from gross margin of $883.6 million or 30.23% for the first quarter of fiscal 2008, as lower margins from our Price Impact segment were offset by improved margins from our Fresh and Gourmet segments.

The following table details the dollar impact of items affecting the gross margin dollar increase (decrease) from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 (in millions):

                            Sales Volume       Gross Margin Rate         Total
                            ------------       -----------------       --------
Total Company                $ (40.0)               $ 1.3              $ (38.7)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------

Our Store operating, general and administrative ("SG&A") expense was $846.7 million or 30.34% as a percentage of sales for the first quarter of fiscal 2009, as compared to $881.5 million or 30.16% as a percentage of sales for the first quarter of fiscal 2008.

Included in SG&A for the first quarter of fiscal 2009 are (i) pension withdrawal costs of $2.4 million, or 9 basis points, (ii) Pathmark integration and other restructuring related costs of $2.4 million, or 9 basis points and (iii) net loss on marketable securities of $0.3 million, or 1 basis point. These charges were partially offset by net real estate income of $2.2 million, or 8 basis points.

SG&A for the first quarter of fiscal 2008 included (i) Pathmark integration and other restructuring related costs of $14.1 million, or 48 basis points and (ii) net losses on real estate activity of $0.8 million, or 3 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 59 basis points during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, primarily due to lower sales leverage on fixed costs, including increased labor costs of 52 basis points and increased occupancy related costs of 12 basis points, partially offset by a decrease in corporate and banner administrative expenses of 11 basis points.

During the 16 weeks ended June 20, 2009 and June 14, 2008, we recorded impairment losses on long-lived assets for impairments due to closure or conversion of stores in the normal course of business of $1.1 million and $0.8 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME
--------------

                                                  For the 16 weeks ended
                                                  ----------------------
                                              June 20, 2009      June 14, 2008
                                              -------------      -------------
                                                      (in thousands)
   Fresh                                        $ 41,241            $ 36,191
   Price Impact*                                  (1,775)             20,380
   Gourmet                                         8,119               7,415
   Other                                             923                 664
                                                --------            ---------
Total segment income                            $ 48,508            $ 64,650
                                                ========            =========

-------------------
* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

Segment income decreased $16.1 million from $64.6 million for the 16 weeks ended June 14, 2008 to $48.5 million for the 16 weeks ended June 20, 2009. Our Fresh segment experienced an increase in segment income of $5.1 million, primarily driven by an increase in the gross margin rate due to negotiated cost reductions, partially offset by lower sales. The decline in the segment income of $22.2 million in our Price Impact segment was primarily attributable to the decline in sales and lower gross margins, resulting from higher promotional spending and reductions in everyday prices for this segment, partially offset by reduced productive labor and utility expenses. Segment income from our Gourmet business improved by $0.7 million, primarily as a result of an improved sales and gross margin rate. The increase in segment income of $0.3 million in our Other segment, representing Discount and Liquor, is primarily driven by improved sales and gross margins rates from our Discount business. Refer to Note 17 - Operating Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
-------------------
During the first quarter of fiscal 2009 and 2008, we recorded losses of $1.9 million and gains of $48.6 million, respectively, relating to fair value adjustments for our Series A and Series B warrants acquired in connection with our purchase of Pathmark, the conversion features related to our 5.125% convertible senior notes and our 6.750% convertible senior notes, and our financing warrants issued in connection with our convertible senior notes.

INTEREST EXPENSE
----------------
Interest expense of $54.2 million for the first quarter of fiscal 2009 increased from the prior year expense of $46.9 million, primarily due to $6.4 million of interest expense recorded during the first quarter of fiscal 2009, to reflect interest accretion relating to our GHI contractual obligation and the impact of the lower discount rate used to revalue this obligation during the quarter, which is derived each period from published zero-coupon AA corporate bond yields. In addition, during the first quarter of fiscal 2009 and 2008, we recorded additional non-cash interest expense of $1.3 million and $1.0 million, respectively, relating to our $255 million aggregate principal amount of the 6.750% Convertible Senior Notes that were issued in December 2007, upon our adoption of FSP APB Opinion No. 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion."

INCOME TAXES
------------
The provision for income taxes from continuing operations for the first quarter of fiscal 2009 was $0.4 million, compared to $1.4 million for the first quarter of fiscal 2008. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rates on continuing operations of 0.7% and 33.2% for the 16 weeks ended June 20, 2009 and June 14, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2009 of $6.9 million increased from a loss from operations of discontinued businesses, net of tax, of $4.2 million for the first quarter of fiscal 2008, primarily due to higher occupancy related expenses recorded during the first quarter of fiscal 2009. The gain on disposal of discontinued operations of $2.6 million, net of tax, recorded during the first quarter of fiscal 2008 related to the sale of our Eight O'Clock Coffee business in fiscal 2003. This gain was a result of the settlement of a contingent note and the value and payment was based upon certain elements of the future performance of the Eight O'Clock Coffee business and was not originally recorded in the gain during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

                                                              16 weeks ended
                                                     --------------------------------
                                                     June 20, 2009      June 14, 2008
                                                     -------------      -------------
Net cash used in operating activities                 $   (3,309)         $  (5,415)
                                                      -----------         ----------

Net cash used in investing activities                 $  (17,425)         $ (25,670)
                                                      -----------         ----------

Net cash (used in) provided by financing activities   $  (35,144)         $  59,409
                                                      -----------         ----------

Net cash used in operating activities of $3.3 million for the 16 weeks ended June 20, 2009 primarily reflected our net loss of $65.2 million, adjusted for net non-cash charges $97.1 million. In addition, cash used in operating activities reflected (i) a decrease in other non-current liabilities of $21.0 million, (ii) a decrease in other accruals of $20.8 million and (iii) a decrease in accrued salaries, wages, benefits and taxes of $12.3 million, partially offset by a decrease in accounts receivable of $19.9 million. Refer to Working Capital below for discussion of changes in working capital items. Net cash used in operating activities of $5.4 million for the 16 weeks ended June 14, 2008 primarily reflected our net income of $1.3 million, adjusted for net non-cash charges of $44.3 million. Cash used in operating activities also reflected (i) a decrease in other non-current liabilities of $30.5 million primarily due to payments on closed locations, (ii) a decrease in accrued salaries, wages and benefits and taxes of $23.5 million, (iii) an increase in inventories of $17.9 million, (iv) an increase in prepaid expenses and other current assets of $14.4 million and (v) an increase in other assets of $8.6 million, partially offset by an increase in accounts payable of $46.8 million mainly due to the timing of payments.

Net cash used in investing activities of $17.4 million for the 16 weeks ended June 20, 2009 primarily reflected property expenditures totaling $27.0 million, which included 2 additions, 4 remodels and 2 conversions, partially offset by proceeds from the sale of our joint venture of $5.9 million, proceeds from disposal of property of $2.2 million. For fiscal 2009, we plan to focus our capital expenditures on enlarging and remodeling supermarkets and converting supermarkets to more optimal formats. Net cash used in investing activities of $25.7 million for the 16 weeks ended June 14, 2008 primarily reflected property expenditures totaling $29.7 million, which included 1 major remodel, 1 major enlargement and 3 minor remodels partially offset by proceeds from disposal of property of $3.1 million.

Net cash used in financing activities of $35.1 million for the 16 weeks ended June 20, 2009 primarily reflected net principal payments on our revolving lines of credit of $30.0 million, a decrease in book overdrafts of $3.7 million and principal payments on capital leases of $3.4 million, partially offset by proceeds from a sale-leaseback transaction of $3.0 million. Net cash provided by financing activities of $59.4 million for the 16 weeks ended June 14, 2008 primarily reflected net proceeds under our revolving lines of credit of $81.1 million, net proceeds under line of credit of $5.5 million, an increase in book overdrafts of $17.2 million, partially offset by the settlement of Series A warrants of $45.7 million.

We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2009 has been approved and we believe that our present cash resources, including invested cash on hand, available borrowings from our Credit Agreement and other sources, are sufficient to meet our needs for the next twelve months.

Profitability, cash flow, asset sale proceeds and timing can be impacted by certain external factors such as unfavorable economic conditions, competition, labor relations and fuel and utility costs which could have a significant impact on cash generation. If our profitability and cash flow do not improve in line with our plans or if they do not otherwise provide sufficient resources to operate effectively, we anticipate that we would be able to modify the operating plan, by reducing capital investments and through other contingency actions. In addition, proceeds anticipated from the recently announced Yucaipa and Tengelmann investment and the planned Senior Secured Notes financing would strengthen our balance sheet, mitigate near-term financing risk and provide additional liquidity. However, there is no assurance that we will be successful in generating such resources.

WORKING CAPITAL
---------------
We had working capital of $125.8 million at June 20, 2009, compared to working capital of $172.0 million at February 28, 2009. We had cash and cash equivalents aggregating $119.5 million at June 20, 2009, compared to $175.4 million at February 28, 2009. The decrease in working capital was primarily attributable to the following:

     o A decrease in cash and cash equivalents, as detailed in our Consolidated Statements of Cash Flows

     o    A decrease in accounts receivable, primarily related to timing

Partially offset by the following:

     o A decrease in accrued salaries, wages and benefits, primarily due to payments made during the first quarter of fiscal 2009 related to our annual incentive program

     o A decrease in other accruals (Refer to Note 12 to our Consolidated Financial Statements - Other Accruals).

LINE OF CREDIT
--------------
On January 16, 2008, we entered into a secured line of credit agreement with Blue Ridge Investments, L.L.C. This agreement enables us to borrow funds on a revolving basis of up to $32.7 million, or up to the value of the investment in the Columbia Fund. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. Our weighted-average interest rates on this line of credit were 0.5% and 2.7% for the first quarter of fiscal 2009 and 2008, respectively. At June 20, 2009 and February 28, 2009, we had borrowings outstanding under this line of credit agreement of $3.9 million and $5.0 million, respectively. This agreement had an original expiration of December 31, 2008. However, on November 26, 2008, this agreement was extended to expire on December 31, 2009. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. Refer to Note 5 to our Consolidated Financial Statements - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, for further discussion on the Columbia Fund.

CREDIT AGREEMENT
----------------
On December 3, 2007, the 2005 Revolving Credit Agreement and Letter of Credit Agreement were refinanced pursuant to a new $675 million Credit Agreement ("Credit Agreement") with Banc of America Securities LLC and Bank of America, N.A. as the co-lead arranger. Subject to borrowing base requirements, the Credit Agreement provides for a five-year term loan of $82.9 million and a five-year revolving credit facility of $592.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement includes a $100 million accordion feature, which provides us with the ability to increase commitments from $675 million to $775 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by some of the assets of the Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. The Pathmark leaseholds are removed as eligible collateral throughout fiscal 2009, which resulted in a reduction in borrowing availability of $25.0 million on March 1, 2009 and $25.0 million on June 1, 2009 and will result in reductions of an additional $23.0 million on December 1, 2009, for a total reduced borrowing availability of approximately $73.0 million. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares, as well as make bond repurchases. As of June 20, 2009, there were $301.8 million of loans and $201.0 million in letters of credit outstanding under this agreement. As of June 20, 2009, after reducing availability for borrowing base requirements, we had $102.8 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $19.3 million as of June 20, 2009.

On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitment was converted into a $50.0 million term loan tranche, which was collateralized by certain real estate assets at an increased margin rate. This agreement expires in December 2012.

Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

RELATED PARTY PROMISSORY NOTE
-----------------------------
On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and bears interest at a rate of 6% per year, payable in twelve equal quarterly payments of $0.15 million over the term of the note. During the first quarter ended June 20, 2009, $0.3 million of interest was paid on this note and we recorded interest expense of $0.2 million.

PUBLIC DEBT OBLIGATIONS
-----------------------
As of June 20, 2009, we had outstanding notes of $580.5 million, which consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011, $150.1 million of 5.125% Convertible Senior Notes due June 15, 2011, $217.6 million of 6.750% Convertible Senior Notes due December 15, 2012 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 6.750% and 5.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Senior Notes are now callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinated to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes have been eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

On December 18, 2007, we completed a public offering and issued $165 million 5.125% Convertible Senior Notes due 2011 and $255 million 6.750% Convertible Senior Notes due 2012. The 5.125% Notes are not redeemable at our option at any time. The 6.750% Notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 5.125% Notes is $36.40, representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 6.750% Notes is $37.80, representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, our Company accounted for the conversion features as freestanding instruments. The convertible senior notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long-term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000, based on a majority vote by our stockholders. During the 16 weeks ended June 14, 2008, we recorded gains of $11.1 million and $5.1 million, respectively, within "Nonoperating income" on our

Consolidated Statements of Operations relating to the conversion features of the 5.125% and 6.750% Convertible Senior Notes.

The $255 million aggregate principal amount of the 6.750% Convertible Senior Notes due 2012 is subject to the provisions of FASB Staff Position ("FSP") Accounting Principles Board ("APB") Opinion No. 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion." ("FSP APB 14-1"), which we adopted during our first quarter ended June 20, 2009. We estimate that our effective interest rate for similar debt without the conversion feature is approximately 12%. During the 16 weeks ended June 20, 2009 and June 14, 2008, we recognized additional non-cash interest expense of $1.2 million and $1.0 million, respectively, relating to our adoption of FSP APB 14-1. The net carrying value of outstanding debt as of June 20, 2009 and February 28, 2009 was $217.6 million and $215.1 million, respectively, net of unamortized discount of $37.4 million and $39.9 million, respectively. As of June 20, 2009, our remaining unamortized discount will be recognized as follows (in thousands):

     Remainder of 2009                           $  6,205
     2010                                           9,884
     2011                                          11,139
     2012                                          10,140
                                                 --------
                                                 $ 37,368
                                                 ========

CALL OPTION AND FINANCING WARRANTS
----------------------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% Notes and $49.00 with respect to the 6.750% Notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, we did not have sufficient authorized shares to provide all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares were available and were recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our stockholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model. During the 16 weeks ended June 14, 2008, we recorded a gain of $6.5 million included in "Nonoperating income" on our Consolidated Statements of Operations. As of June 26, 2008, we reclassified $28.9 million to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income. These financing warrants are no longer classified as a liability as of June 20, 2009.

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes. In the event we terminate these transactions, or they are canceled in bankruptcy, or LBOTC otherwise fails to perform its obligations under such transactions, we would have the right to monetary damages in the form of an unsecured claim against LBOTC in an amount equal to the present value of our cost to replace these transactions with another party for the same period and on the same terms.

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

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares. Included in "Nonoperating income" on our Consolidated Statements of Operations for the 16 weeks ended June 20, 2009 is a loss of $1.9 million for Series B warrants. Included in "Nonoperating income" for the 16 weeks ended June 14, 2008, is a loss of $1.2 million for the Series A warrants through the settlement date of May 7, 2008 and a gain of $27.1 million for the Series B warrants market value adjustment. The value of the Series B warrants as of June 20, 2009 was $6.6 million and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                                     June 20, 2009
                                                     -------------
     Expected life                                     5.97 years
     Volatility                                           65.8%
     Dividend yield range                                   0%
     Risk-free interest rate range                        2.82%

SHARE LENDING AGREEMENTS
------------------------
We entered into share lending agreements, dated December 12, 2007, with certain financial institutions, under which we agreed to loan up to 11,278,988 shares of our common stock (subject to certain adjustments set forth in the share lending agreements). These borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the stock lending agreement and a legal obstacle exists that prevents the Borrower from returning the shares, the Borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation. On June 26, 2008, our stockholders approved a loan of up to an additional 1,577,569 shares of our Company's common stock pursuant to the share lending agreement.

These financial institutions will sell the "borrowed shares" to investors to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. Pursuant to these agreements, we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering. We did not receive any proceeds from the sale of the borrowed shares. We received a nominal lending fee from the financial institutions pursuant to the share lending agreements.

Any shares we loan are considered issued and outstanding. Investors that purchase borrowed shares are entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions will not have such rights pursuant to the share lending agreements. The obligation of the financial institutions to return the borrowed shares has been accounted for as a prepaid forward contract and, accordingly, shares underlying this contract, except as described below, are removed from the computation of basic and dilutive earnings per share. On a net basis, this transaction will have no impact on earnings per share, with the exception of the below.

On September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the "Lehman Bankruptcy"). Lehman Europe is party to a 3,206,058 share lending agreement with our Company. Due to the circumstances of the Lehman Bankruptcy, we have recorded these loaned shares as issued and outstanding effective September 15, 2008, for purposes of computing and reporting our Company's basic and diluted weighted average shares and earnings per share.

OTHER
-----

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 20, 2009, 205 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $632.7 million, which could be partially or totally offset by reassigning or subletting these leases.

Our existing corporate rating with Moody's Investors Service ("Moody's") is B3 with a negative outlook. Our senior unsecured debt is rated Caa1 and our liquidity rating is SGL3.

Our corporate credit rating with Standard & Poor's Ratings Group ("S&P") is B-with a stable outlook. Our senior unsecured debt is rated CCC+ and our recovery rating is 6, indicating that lenders can expect a negligible (0%-10%) recovery in the event of a payment default.

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

Long-Lived Assets and Finite-Lived Intangibles
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. The value of the assets is determined based on estimates of future cash flows. If our review indicates that impairment exists, we measure such impairment on a discounted basis using a probability weighted approach and a U.S. Treasury risk-free rate, which is based on the life of the primary asset within the asset group. Any impairment amounts are included in "Store operating, general and administrative expenses" in our Consolidated Statements of Operations. The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

Goodwill and Other Indefinite-Lived Intangible Assets
Our Company tests goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year, unless events or changes in circumstances indicate that impairment may have occurred in an interim period. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Possible indicators of impairment include, but are not limited to: sustained operating losses or poor operating performance trends, a significant decline in our expected future cash flows for a reporting unit, a decrease in our market capitalization below our book value for a sustained period of time, and an expectation that a reporting unit will be disposed of or sold.

A two-step impairment test is performed for goodwill. The first step of the impairment analysis is performed by comparing the estimated fair value of each reporting unit to the related carrying value. The estimated fair value of a reporting unit is determined by using discounted cash flow analyses or by using market multiples, as appropriate. In determining fair value, we make various assumptions, including management's expectations of future cash flows based on projections or forecasts derived from its analysis of business prospects, economic or market trends and any regulatory changes that may occur. Our cash flow projections for each reporting unit are based on a five-year financial forecast developed by management to manage the business. Our forecast assumes that the current recessionary environment will continue through fiscal 2009, stabilize during fiscal 2010 and resume normalized long-term growth rates in 2011. Significant assumptions, which contemplate our existing plans for new store openings and conversions, include revenue growth rates, operating expense growth rates, capital expenditures and future working capital requirements. The future cash flows used to perform the impairment analysis were tax effected at 42%, which represents our blended federal and state rate. Terminal values for all reporting units are calculated using a Gordon growth methodology using a discount rate and a long-term growth rate indicative of our industry. We also compare the sum of the estimated fair values of our reporting units to our overall estimated market capitalization plus a reasonable control premium, estimated as an amount that would be received if the Company was sold to a market participant in an orderly transaction.

If the carrying value exceeds the fair market value, the second step of the impairment test would be performed to determine the amount of impairment, if any. The second step of the goodwill impairment test compares the fair value of the reporting unit's goodwill with the carrying value of goodwill. If the carrying amount of a reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized for the difference.

Our computation of impairment utilizes quantitative and qualitative information, any changes in which can impact the valuation of an intangible asset in a short period of time. We completed an in-depth analysis of the fair value of our Company during the fourth quarter of fiscal 2008 and noted that goodwill was not impaired. We considered whether there have been any triggering events requiring an interim impairment test and concluded that another impairment analysis was not required in the first quarter of fiscal 2009; however, we will continue to monitor actual results and projections and if we experience a continued decline in operations, an impairment charge may be required in the future.

Our only other indefinite-lived intangible asset is the Pathmark Trademark. We estimate the fair value of this intangible asset using the relief-from-royalty method, which uses assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate indicative of our industry. We would recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. During the first quarter of fiscal 2009, we determined that another impairment analysis was not required.

Closed Store and Closed Warehouse Reserves
For closed stores and warehouses that are under long-term leases, we adjust the charges originally accrued for these events for (i) interest accretion, (ii) settlements on leases or sold properties, and (iii) changes in estimates in future sublease rental assumptions. Net adjustments, all of which have been disclosed in the Notes to the Consolidated Financial Statements, for changes have been cumulatively approximately 1% from the date of inception. Adjustments are predominantly due to fluctuations in the real estate market from the time the original charges are incurred until the properties are actually settled.

As of June 20, 2009, we had recorded liabilities for estimated probable obligations of $189.4 million. Of this amount, $22.7 million relates to stores closed in the normal course of business, $25.9 million relates to stores and warehouses closed as part of the asset disposition initiatives (refer to Note 9 of our Consolidated Financial Statements), and $140.8 million relates to stores closed as part of our discontinued operations (refer to Note 8 of our Consolidated Financial Statements).

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

Warrant Liability
We have issued warrants, which are recorded as liabilities in our financial statements and marked to market each reporting period using the Black-Scholes option pricing model. The value of these liabilities may change as a result of changes in A&P's stock price, volatility, the remaining time until maturity, and the current interest rate.

Pension, Other Benefit Plans and GHI Contractual Obligation
The determination of our obligation and expense for pension and other postretirement benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions include the weighted average discount rate at which obligations can be effectively settled, the anticipated rate of future increases in compensation levels, the expected long-term rate of return on plan assets, increases or trends in health care cost, and certain employee related factors, such as turnover, retirement age and mortality.

The discount rate is determined by taking into account the actual pattern of maturity of the benefit obligations. To generate the year-end discount rate, a single rate is developed using a yield curve which is derived from multiple high quality corporate bonds, discounting each future year's projected cash flow, and determining the equivalent single discount rate. A discount rate of 7.25% was selected for the February 28, 2009 disclosures. We use independent actuaries to assist us in determining the discount rate assumption and measuring our plans' obligations.

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

Our obligation to fund pension benefits for certain employees of Grocery Haulers, Inc. ("GHI") who handle transportation and logistics services for our Pathmark stores is accounted for as a contractual obligation at fair value. The discount rate is derived from published zero-coupon AA corporate bond yields. It is determined by considering the actual pattern of maturity of the benefit obligations of approximately fifteen years. We utilized a 6.5% and a 7% discount rate, respectively, to value this obligation as of June 20, 2009 and February 28, 2009. Due to their long-term nature, other assumptions used to value this contractual obligation, such as compensation levels, trends in health care costs, and certain related factors, such as turnover, retirement age and mortality, are reevaluated on an annual basis and are consistent with those used to determine the Projected Benefit Obligation for our pension plans. We use independent actuaries to assist us in determining the discount rate assumptions and measuring this obligation.

Inventories
We evaluate inventory shrinkage throughout the year based on actual physical counts and record reserves based on the results of these counts to provide for estimated shrinkage between the store's last inventory and the balance sheet date. Physical inventory counts are taken every period for fresh inventory, approximately twice per fiscal year on a staggered basis for the remaining merchandise inventory in stores, and annually for inventory in distribution centers and for supplies. The average shrinkage rate resulting from the physical inventory counts is applied to the ending inventory balance in each store as of the balance sheet date to provide for estimated shrinkage from the date of the last physical inventory count for that location. Adjustments to the stock loss reserve based on physical inventories were less than 1% of our ending inventory balance as of June 20, 2009.

Income Taxes
As discussed in Note 16 of the Consolidated Financial Statements, we record a valuation allowance for the entire U.S. net deferred tax asset since it is more likely than not that the net deferred tax asset would not be utilized based on historical cumulative losses. This valuation allowance could be reversed in future periods if we experience improvement in our U.S. operations.

At June 20, 2009 and February 28, 2009, we had unrecognized tax benefits of $162.8 million that, if recognized would affect the effective tax rate. However, they would be offset by an increase in our valuation allowance. It is reasonably possible that the amount of unrecognized tax benefit with respect to certain of our unrecognized tax positions will significantly decrease within the next 12 months. At this time, we estimate that the amount of our gross unrecognized tax positions may decrease by up to approximately $154 million within the next 12 months, primarily due to the settlement of ongoing audits and lapses of statutes of limitations in certain jurisdictions. Any decrease in our Company's gross unrecognized tax positions would require a re-evaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate.

We recognize interest and penalties as incurred within "(Provision for) benefit from income taxes" in our Consolidated Statements of Operations. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Financial Statements. Our Company makes estimates of the potential liability based on our assessment of all potential tax exposures. In addition, we use factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these adjustments.

CAUTIONARY NOTE
---------------
This Form 10-Q may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements including but not limited to: various operating factors and general economic conditions; competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers. Refer to PART II. ITEM 1A - Risk Factors included in this quarterly report on Form 10-Q.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK
-----------
Market risk represents the risk of loss from adverse market changes that may impact our consolidated financial position, results of operations or cash flows. Among other possible market risks, we are exposed to interest rate risk. From time to time, we may enter hedging agreements in order to manage risks incurred in the normal course of business.

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of June 20, 2009, we do not have cash flow exposure due to rate changes on any of our debt securities with an aggregate book value of $592.7 million, because they are at fixed interest rates ranging from 2.0% to 9.375%. However, we do have cash flow exposure on our committed bank lines of credit of $305.7 million due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2009 and fiscal 2008, a presumed 1% change in the variable floating rate would have impacted interest expense by $1.0 million and $0.6 million, respectively.

Foreign Exchange Risk
---------------------
As of June 20, 2009, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.



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

There have been no changes during our Company's fiscal quarter ended June 20, 2009 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 18 - Commitments and Contingencies - Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A - Risk Factors

Various risk factors could have a negative effect on our Company's business, financial position, cash flows and results of operations. These risk factors include, among others, the following:


RISKS RELATING TO OUR BUSINESS

VARIOUS OPERATING FACTORS AND GENERAL ECONOMIC CONDITIONS AFFECTING THE FOOD INDUSTRY MAY AFFECT OUR BUSINESS AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

The retail food and food distribution industries and the operation of our business, specifically in the New York -- New Jersey and Philadelphia regions, are sensitive to a number of economic conditions and other factors such as:

        o    food price deflation or inflation,

        o    softness in local and national economies,

        o    increases in commodity prices,

        o    the availability of favorable credit and trade terms,

        o    changes in business plans, operations, results and prospects,

        o potential delays in the development, construction or start-up of planned projects, and

        o    other economic conditions that may affect consumer buying habits.

Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retail customers, our operating costs and other aspects of our business. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on goodwill and/or long-lived assets.

Changes in the general business and economic conditions in our markets, including the rate of inflation, population growth, the rising prices of oil and gas, the nature and extent of continued consolidation in the food industry and employment and job growth in the markets in which we operate, may affect our ability to hire and train qualified employees to operate our stores. This would negatively affect earnings and sales growth. General economic changes may also affect the shopping habits and buying patterns of our customers, which could affect sales and earnings.

Our ability to achieve our profit goals will be affected by, among other things:

        o our success in executing category management and purchasing programs that we have underway, which are designed to improve our gross margins and reduce product costs while making our product selection more attractive to consumers,

        o our ability to achieve productivity improvements and reduce shrink in our stores,

        o our success in generating efficiencies in our supporting activities, and

        o our ability to eliminate or maintain a minimum level of supply and/or quality control problems with our vendors.

WE FACE A HIGH LEVEL OF COMPETITION, INCLUDING THE THREAT OF FURTHER CONSOLIDATION IN THE FOOD INDUSTRY, WHICH COULD ADVERSELY AFFECT OUR SALES AND FUTURE PROFITS.

The retail food business is extremely competitive and is characterized by high inventory turnover and narrow profit margins. The retail food business is subject to competitive practices that may affect:

        o the prices at which we are able to sell products at our retail locations,

        o    sales volume, and

        o    our ability to attract and retain customers.

In addition, the nature and extent of consolidation in the retail food industry could affect our competitive position in the markets we serve.

Our retail food business and the grocery retailing industry continue to experience aggressive competition from mass merchandisers, warehouse clubs, drug stores, convenience stores, discount merchandisers, dollar stores, restaurants, other retail chains, nontraditional competitors and emerging alternative formats in the markets where we have retail operations. Competition with these outlets is based on price, store location, advertising and promotion, product mix, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, and we may be unable to compete successfully in the future. A decrease in the rate of inflation in food prices and increasingly competitive markets have made it difficult generally for grocery store operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales. Price-based competition has also, from time to time, adversely affected our operating margins. Competitors' greater financial strengths enable them to participate in aggressive pricing strategies such as selling inventory below costs to drive overall increased sales. Our continued success is dependent upon our ability to effectively compete in this industry and to reduce operating expenses, including managing health care and pension costs contained in our collective bargaining agreements. The competitive practices and pricing in the food industry generally and particularly in our principal markets may cause us to reduce our prices in order to gain or maintain our market share of sales, thus reducing margins.

Our in-store pharmacy business is also subject to intense competition. In particular, an adverse trend for drug retailing has been the significant growth in mail-order and internet-based prescription processors, including importation from Canada and other countries. Due to the rapid rise in drug costs experienced in recent years, mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. As a result, some labor unions and employers are requiring, and others may encourage, that their members or employees obtain medications from mail-order pharmacies which offer drug prescriptions at prices that are lower than we are able to offer. In addition to these forms of mail-order distribution, there has also been increasing competition from a number of internet-based prescription distributors, which specialize in offering certain high demand lifestyle drugs at deeply discounted prices, and importers from Canada and other foreign countries. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years. There can be no assurance that our efforts to offset the effects of alternate distribution channels and eligibility changes will be successful.

WE ARE CONCENTRATED IN THE NEW YORK -- NEW JERSEY AND PHILADELPHIA METROPOLITAN AREAS AND, AS A RESULT, OUR BUSINESS IS SIGNIFICANTLY INFLUENCED BY THE ECONOMIC CONDITIONS AND OTHER CHARACTERISTICS OF THESE AREAS.

We are vulnerable to economic downturns in the New York -- New Jersey and Philadelphia metropolitan areas, in addition to those that may affect the country as a whole, as well as other factors that may impact that region, such as the regulatory environment, the cost of real estate, insurance, taxes and rent, reliance on the financial industry, increasing unemployment, weather and natural catastrophes, demographics, the availability of labor, and geopolitical factors such as war and terrorism.

We cannot predict economic conditions in this region, and factors such as interest rates, energy costs and unemployment rates may adversely affect our sales which may lead to higher losses, and may also adversely affect our future growth and expansion. Any unforeseen events or circumstances that affect the area could also materially adversely affect our revenues and profitability. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

WE RELY ON C&S FOR A SUBSTANTIAL AMOUNT OF OUR PRODUCTS.

Pursuant to the terms of a long-term supply agreement, which our Company entered into in conjunction with the sale of its distribution business and certain of its assets to C&S, we currently acquire a significant amount of our saleable inventory, including groceries and perishables, from one supplier, C&S. During the twelve months ended February 28, 2009, products supplied from C&S accounted for over 69% of our Company's supermarket inventory purchases. Our agreement with C&S is for a term of ten years, during which we expect to acquire a substantial portion of our saleable inventory from C&S. Although we have not experienced difficulty in the supply of these products to date, supply interruptions by C&S could occur in the future. Any significant interruption in this supply stream, either as a result of disruptions at C&S or if our supply agreement with C&S were terminated for any reason, could have a material adverse effect on our business and results of operations. We are therefore subject to the risks of C&S's business, including potential labor disruptions at C&S facilities, increased regulatory obligations and distribution problems which may affect C&S's ability to obtain products. While we believe that other suppliers could provide similar products on reasonable terms, they are limited in number. In addition, a change in suppliers could cause a delay in distribution and a possible loss of sales, which would affect operating results adversely.

OUR RENOVATION AND EXPANSION PLANS MAY NOT BE SUCCESSFUL, AND THOUGH WE PLAN TO CONVERT THE REMAINING CONVENTIONAL STORES TO ONE OF OUR THREE NEW FORMATS, WE MAY NOT HAVE THE FUNDS TO DO SO.

A key to our business strategy has been, and will continue to be, the renovation and expansion of total selling square footage, including the continued transition of our existing conventional stores into one of our three new formats. We have reduced our planned capital expenditures for fiscal 2009, which relate primarily to opening new supermarkets under the optimal format based on local demographics, opening new liquor stores, and converting certain A&P conventional banner stores to the optimal format based on local demographics. Our capital expenditures could differ from our estimates if development and remodel costs vary from those budgeted, if performance varies significantly from expectations or if we are unsuccessful in acquiring suitable sites for new stores. We expect that cash flows from operations, supplemented by borrowing capacity under our credit facility and the availability of capital lease financing will be sufficient to fund our capital renovation and expansion programs; however, in the event that cash flows from operations decrease we may decide to limit our future capital expenditure program. In addition, the greater financial resources of some of our competitors for acquiring real estate sites could adversely affect our ability to open new stores. The inability to renovate our existing stores, add new stores or increase the selling area of existing stores could adversely affect our business, our results of operations and our ability to compete successfully.

WE MAY BE ADVERSELY AFFECTED BY FLUCTUATING UTILITY AND FUEL COSTS.

Fluctuating fuel costs may adversely affect our operating costs since we incur the cost of fuel in connection with the transportation of goods from our warehouse and distribution facilities to our stores. In addition, operations at our stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate our stores. In the event of rising fuel costs, we may not be able to recover rising utility and fuel costs through increased prices charged to our customers. Oil prices directly affect our product transportation costs and fuel costs due to the amount of electricity and gas required to operate our stores as well as our utility and petroleum-based supply costs, including plastic bags.

CURRENT ECONOMIC CONDITIONS HAVE BEEN, AND MAY CONTINUE TO BE VOLATILE.

As a result of concern about the stability of the capital markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication that the financial institutions acting as lenders under our credit facility would be unable to fulfill their commitments. Continued turbulence in the global credit markets and U.S. economy may adversely affect our results of operations, financial condition and liquidity.

WE HAVE CERTAIN SUBSTANTIAL EQUITY HOLDERS THAT MAY SUPPORT STRATEGIES THAT ARE OPPOSED TO YOUR INTERESTS OR WITH WHICH YOU DISAGREE.

Tengelmann, our Company's former majority stockholder, owns beneficially and of record a substantial percentage of our common stock on a fully diluted basis, which will increase upon completion of the proposed issuance of convertible preferred stock. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of stockholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to other stakeholders. So long as Tengelmann retains sufficient ownership of the Company's voting power, Tengelmann has rights to board representation, as well as consent rights in connection with certain major Company actions including changes to Company policies and organizational documents, dispositions and financing activity.

Upon completion of the proposed issue of convertible preferred stock, Yucaipa will become a significant holder of our common stock on a fully diluted basis. Upon entry into the proposed stockholder's agreement in connection with the convertible preferred issue, and so long as Yucaipa retains sufficient ownership of the Company's voting power, Yucaipa will have rights to board representation, as well as consent rights in connection with certain major Company actions including changes to Company policies and organizational documents, dispositions and financing activity. Yucaipa may support strategies and directions for our Company which are in its best interests but which are opposed to other stakeholders.

WE COULD BE AFFECTED IF CONSUMERS LOSE CONFIDENCE IN THE FOOD SUPPLY CHAIN OR THE QUALITY AND SAFETY OF OUR PRODUCTS.

We could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

To the extent that we are unable to maintain appropriate sanitation and quality standards in our stores, food safety and quality issues could involve expense and damage to our various brand names. Additionally, concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may have a negative impact on our pharmacy sales.

THREATS OR POTENTIAL THREATS TO SECURITY OF FOOD AND DRUG SAFETY MAY ADVERSELY AFFECT OUR BUSINESS.

Acts or threats of war or terror or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, whether or not directly involving our stores, could increase our security costs, adversely affect our operations, or impact general consumer behavior and spending as well as customer orders and our supply chain. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illnesses could have an adverse effect on our operating results.

VARIOUS ASPECTS OF OUR BUSINESS ARE SUBJECT TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS. OUR COMPLIANCE WITH THESE REGULATIONS MAY REQUIRE ADDITIONAL EXPENDITURES AND COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS AS PLANNED. CHANGES IN THESE LAWS AND REGULATIONS COULD INCREASE OUR COMPLIANCE COSTS.

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

A number of federal, state and local laws exist that impose burdens or restrictions on owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations.

Our pharmacy business is subject to certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration (DEA), Consumer Product Safety Commission, U.S. Federal Trade Commission and Food and Drug Administration. For example, the conversion of various prescription drugs to over-the-counter medications may reduce our pharmacy sales, and if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market may also adversely affect our pharmacy business. Changes in third party reimbursement levels for prescription drugs, including changes in Medicare Part D or state Medicaid programs, could also reduce our margins and have a material adverse effect on our business. In order to dispense controlled substances, we are required to register our pharmacies with the DEA and to comply with security, recordkeeping, inventory control and labeling standards.

In addition, our pharmacy business is subject to local regulations in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could adversely affect the continued operation of our business. Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

CERTAIN RISKS ARE INHERENT IN PROVIDING PHARMACY SERVICES, AND OUR INSURANCE MAY NOT BE ADEQUATE TO COVER ANY CLAIMS AGAINST US.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers. Although we maintain professional liability insurance and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

LITIGATION, LEGAL OR ADMINISTRATIVE PROCEEDINGS AND OTHER CLAIMS COULD EXPOSE US TO SIGNIFICANT LIABILITIES AND THUS NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

We are, from time to time, subject to various claims, administrative proceedings and litigation, which if determined adversely to us could negatively affect our financial results. We have estimated our exposure to claims, administrative proceedings and litigation and believe we have made adequate provisions for them, where appropriate. Unexpected outcomes in both the costs and effects of these matters could result in an adverse effect on our business and our results of operation and earnings.

WE ARE AFFECTED BY INCREASING LABOR, BENEFIT AND OTHER OPERATING COSTS AND A COMPETITIVE LABOR MARKET AND ARE SUBJECT TO THE RISK OF UNIONIZED LABOR DISRUPTIONS.

The majority of our operating costs are attributed to labor costs and, therefore, our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

We have approximately 47,000 employees, of which approximately 69% are employed on a part-time basis. Over the last few years, increased benefit costs have caused our Company's labor costs to increase. We cannot assure you that our labor costs will not continue to increase, or that such increases can be recovered through increased prices charged to customers. Any significant failure to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on our results of operations.

As of February 28, 2009, approximately 92% of the our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although we believe that we will successfully negotiate new collective bargaining agreements when our agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor or may result in the disruption of our operations.

We are currently negotiating or will negotiate ten labor agreements covering approximately 4,300 employees in fiscal 2009. In each of these negotiations, rising health care and pension costs will be important issues, as will the nature and structure of work rules. The actual terms of the renegotiated collective bargaining agreements and/or a prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on our results. We cannot assure you that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. We expect that we will incur additional costs and face increased competition for customers during any work stoppages or labor disturbances, which would adversely affect operating results.

WE PARTICIPATE IN VARIOUS MULTI-EMPLOYER PENSION PLANS FOR SUBSTANTIALLY ALL EMPLOYEES REPRESENTED BY UNIONS.

We will be required to make contributions to these multi-employer pension plans in amounts established under collective bargaining agreements. Pension expenses for these plans, which are recognized as contributions, are currently funded. Benefits generally are based on a fixed amount for each year of service. We contributed $48.2 million, $34.4 million and $32.1 million to multi-employer pension plans in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans, which benefits could be significant and material for us. To date, we have not established any liabilities for future withdrawals because such withdrawals from these plans are not probable and the amount cannot be estimated. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans affecting the costs of future service benefits, government regulations and the actual return on assets held in the plans, among other factors.

WE FACE THE RISK OF BEING HELD LIABLE FOR ENVIRONMENTAL DAMAGES THAT HAVE OR MAY OCCUR.

Our operations subject us to various laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous materials and the cleanup of contaminated sites. Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operators, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. From time to time we have been named as one of many potentially responsible parties at Superfund sites, although our share of liability has typically been de minimis. Although we believe that we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, new laws or discoveries of unknown conditions may require expenditures that may have a material adverse effect on our business and financial condition.

IF ANY OF THE ASSIGNEES UNDER OUR OPERATING LEASES WERE TO BECOME UNABLE TO CONTINUE MAKING PAYMENTS UNDER THE ASSIGNED LEASES WE COULD BE REQUIRED TO ASSUME THE LEASE OBLIGATION.

We are the primary obligor for a significant number of long-term leases related to closed stores and warehouses. When possible, we have assigned these leases to third parties (the "Assigned Leases"). However, our ability to sublease or assign these leases depends on the economic conditions in the real estate markets in which these leases are located. When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under our Assigned Leases, we could be required to assume the lease obligation. As of [June 20, 2009], [217] of our Assigned Leases remained in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be unlikely, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $686.1 million as of [June 20, 2009], an amount which could be partially or totally offset by reassigning or subletting such leases. In the event the assignees do not make payments under any or all of the Assigned Leases, we could be required to assume any or all of the lease obligations, which could materially adversely affect our financial condition or results of operations.

THE LOSS OF KEY PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS.

We are dependent upon a number of key personnel and members of management. If we were to lose the services of a significant number of key personnel or management within a short period of time, this could have a material adverse effect on our operations. We do not maintain key person insurance on any personnel or management. Our continued success is also dependent upon our ability to attract and retain qualified personnel to meet our future growth needs. We face intense competition for qualified personnel, many of whom are subject to offers from competing employers. We may not be able to attract and retain necessary team members to operate our business.

ANY DIFFICULTIES WE EXPERIENCE WITH RESPECT TO OUR INFORMATION TECHNOLOGY SYSTEMS COULD LEAD TO SIGNIFICANT COSTS OR LOSSES.

We have large, complex information technology systems that are important to our business operations. We could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in our business operations.

Despite our considerable efforts to secure and maintain our computer network, security could be compromised, confidential information could be misappropriated, or system disruptions could occur. This could lead to disruption of operations, loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

WE MAY MAKE ACQUISITIONS AND CONSEQUENTLY FACE INTEGRATION, MANAGEMENT DIVERSION AND OTHER RISKS.

We may pursue acquisitions in the future. Any future acquisitions could be of significant size and may involve either domestic or international parties. To acquire and integrate a separate organization would divert management attention from other business activities. This diversion, together with the difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial conditions or results of operations. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In connection with future acquisitions, we may also assume the liabilities of the businesses we acquire. These liabilities could materially and adversely affect our business and financial condition.

OUR FINANCIAL STATEMENTS MUST BE RECAST DUE TO THE APPLICATION OF RECENT ACCOUNTING CHANGES RELATING TO THE ACCOUNTING FOR CONVERTIBLE SECURITIES, WHICH MAY RESULT IN RESULTS THAT ARE NOT CURRENTLY ANTICIPATED.

During the 16 weeks ended June 20, 2009, we adopted FSP 14-1, that became effective for fiscal years beginning after December 15, 2008 and which impacts the accounting for the components of convertible debt that can be settled wholly or partly in cash upon conversion. The new requirements of FSP 14-1 are to be applied retrospectively to previously issued convertible debt instruments. Had we recast our prior period annual consolidated financial statements stockholders' deficit would have increased by approximately $3.9 million and $0.4 million as of February 28, 2009 and February 23, 2008, respectively, and net income would have decreased by $3.5 million and $0.4 million for the years ended February 28, 2009, and February 23, 2008, respectively.

OUR SUBSTANTIAL INDEBTEDNESS COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR DEBT OBLIGATIONS, INCLUDING OUR OBLIGATIONS UNDER THE NOTES.

We have substantial indebtedness. Our indebtedness could have important consequences to you. For example, it could:

        o make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, which could in turn result in an event of default on the notes or such other indebtedness,

        o require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

        o impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes,

        o diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally,

        o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

        o place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

In addition, at June 20, 2009, we had $305.7 million of variable rate debt.
If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

PROVISIONS IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION PERMIT OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK WITHOUT FIRST OBTAINING STOCKHOLDER APPROVAL WHICH COULD BE DILUTIVE TO COMMON STOCKHOLDERS AND AFFECT THE PRICE OF OUR COMMON STOCK.

Our amended and restated articles of incorporation permit our board of directors to issue preferred stock without first obtaining stockholder approval. If we issued preferred stock, these additional securities may have dividend or liquidation preferences senior to our common stock. If we issued convertible preferred shares, a subsequent conversion may dilute the current common stockholders' interest. Issuance of such preferred stock could adversely affect the price of our common stock.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

None

ITEM 5 - Other Information

As discussed in the Company's 2009 Proxy Statement, the Company's named executive officers, except for the Executive Chairman, are each a party to an employment agreement which provides certain benefits upon termination without cause or for good reason upon a change of control. In connection with compliance under Section 409A of the Internal Revenue Code, as amended, and the regulations thereunder (the "Code"), the Company entered into amendments to such agreements in December 2008 which were amended and restated in June 2009 to clarify the change of control definition to keep it consistent with the original intent of such agreements.

For purposes of such agreements, a "Change of Control" means a change in the effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, within the meaning of
Section 409A of the Code. However, a Change of Control shall not occur where (i) the Company, any subsidiary of the Company, or Tengelmann Warenhandelgesellschaft KG (a partnership organized under the laws of the Federal Republic of Germany or any successor to such partnership (with its affiliates, "Tengelmann")) acquires effective control of the Company, or acquires ownership of a substantial portion of the assets of the Company or (ii) the acquisition of voting power would otherwise constitute a change in effective control of the Company but such voting power does not exceed the then-current voting power of Tengelmann, all within the meaning of Section 409A of the Code.

The form of the June 2009 amendment is attached as Exhibit 10.2 to this Form
10-Q.


ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.1++       Form of Amendment to Restricted Share Unit Award Agreement under E-CLIIP dated May 21, 2009 (incorporated by reference to Item 5.02(e) of Form 8-K filed on May 28, 2009) (File No. 1-4141)

10.2*++      Form of Amendment to Employment Agreement, dated June 16, 2009, between the Company and certain named executive officers

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


* Filed with this 10-Q
++ Management contract or compensatory plan arrangement



                 The Great Atlantic & Pacific Tea Company, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: July 23, 2009       By:             /s/ Melissa E. Sungela
                               -----------------------------------------------
                                      Melissa E. Sungela, Vice President,
                                            Corporate Controller
                                        (Chief Accounting Officer and
                                           Duly Authorized Officer)