Form 10-Q
period 2009-09-12
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-10-20
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 12, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

               Maryland                                        13-1890974
------------------------------------------             -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer   X

Non-accelerated filer ____  Smaller reporting company____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of October 16, 2009, the Registrant had a total of 58,344,210 shares of common stock - $1 par value outstanding.

                 The Great Atlantic & Pacific Tea Company, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    12 Weeks Ended                        28 Weeks Ended
                                                       ------------------------------------    -------------------------------------
                                                        Sept. 12, 2009       Sept. 6, 2008      Sept. 12, 2009       Sept. 6, 2008
                                                       ----------------    ----------------    ----------------    ----------------
Sales                                                  $      2,065,061    $      2,182,636    $      4,855,304    $      5,105,301
Cost of merchandise sold                                     (1,441,703)         (1,531,093)         (3,387,077)         (3,570,172)
                                                       ----------------    ----------------    ----------------    ----------------
Gross margin                                                    623,358             651,543           1,468,227           1,535,129
Store operating, general and administrative
    expense                                                    (631,924)           (663,066)         (1,478,629)         (1,544,561)
                                                       ----------------    ----------------    ----------------    ----------------
Loss from operations                                             (8,566)            (11,523)            (10,402)             (9,432)
Nonoperating (loss) income                                       (7,079)             42,895              (8,954)             91,492
Interest expense                                                (48,559)            (34,680)           (102,807)            (81,606)
Interest and dividend income                                         51                  57                  92                 467
                                                       ----------------    ----------------    ----------------    ----------------
(Loss) income from continuing operations
    before income taxes                                         (64,153)             (3,251)           (122,071)                921
Benefit from (provision for) income taxes                         1,994              (1,038)              1,608              (2,422)
                                                       ----------------    ----------------    ----------------    ----------------
Loss from continuing operations                                 (62,159)             (4,289)           (120,463)             (1,501)
Discontinued operations:
    Loss from operations of discontinued
       businesses, net of tax provision of $0
       for the 12 and 28 weeks ended 9/12/09
       and 9/6/08, respectively                                 (18,150)            (13,995)            (25,006)            (18,158)
    Gain on disposal of discontinued
       businesses, net of tax provision of $0
       for the 12 and 28 weeks ended 9/12/09
       and 9/6/08, respectively                                      --                 183                  --               2,822
                                                       ----------------    ----------------    ----------------    ----------------
    Loss from discontinued operations                           (18,150)            (13,812)            (25,006)            (15,336)
                                                       ----------------    ----------------    ----------------    ----------------
Net loss                                               $        (80,309)   $        (18,101)   $       (145,469)   $        (16,837)
                                                       ================    ================    ================    ================

Net loss per share - basic:
    Continuing operations                              $          (1.18)   $          (0.09)   $          (2.29)   $          (0.03)
    Discontinued operations                                       (0.34)              (0.28)              (0.47)              (0.31)
                                                       ----------------    ----------------    ----------------    ----------------
Net loss per share - basic                             $          (1.52)   $          (0.37)   $          (2.76)   $          (0.34)
                                                       ================    ================    ================    ================

Net loss per share - diluted:
    Continuing operations                              $          (3.06)   $          (1.70)   $          (5.90)   $          (2.24)
    Discontinued operations                                       (0.68)              (0.27)              (1.19)              (0.28)
                                                       ----------------    ----------------    ----------------    ----------------
Net loss per share - diluted                           $          (3.74)   $          (1.97)   $          (7.09)   $          (2.52)
                                                       ================    ================    ================    ================

Weighted average number of common
   shares outstanding
        Basic                                                53,196,728          49,520,525          53,019,715          49,493,271
                                                       ================    ================    ================    ================
        Diluted                                              26,614,466          52,270,094          21,044,730          54,246,231
                                                       ================    ================    ================    ================

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
 Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                (Accumulated
                                          Common Stock            Additional      Deficit)/     Accumulated Other       Total
                                 -----------------------------      Paid-in       Retained        Comprehensive     Stockholders'
                                     Shares         Amount          Capital       Earnings        (Loss) Income        Equity
                                 --------------  -------------  -------------   -------------  -----------------   ---------------
28 Weeks Ended September 12, 2009
---------------------------------
Balance as of 2/28/2009, as
   previously reported               57,674,799    $    57,675    $   438,300    $  (123,458)     $  (105,147)       $   267,370
Impact of the adoption of
  FSP APB 14-1                                                         26,379         (3,856)                             22,523
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance as of 2/28/2009, as
   adjusted                          57,674,799         57,675        464,679       (127,314)        (105,147)       $   289,893
Net loss                                                                            (145,469)                           (145,469)
Other comprehensive income                                                                              1,550              1,550
Beneficial conversion feature
  related to preferred stock                                           10,601                                             10,601
Dividends on preferred stock                                             (533)                                              (533)
Preferred stock financing fees
   amortization                                                           (70)                                               (70)
Stock options exercised                     477                             1                                                  1
Other share based awards                668,934            669          3,374                                              4,043
                                   ------------    -----------    -----------     ------------     -----------        -----------
Balance at end of period             58,344,210    $    58,344    $   478,052     $  (272,783)     $ (103,597)        $  160,016
                                   ============    ===========    ===========     ============     ===========        ===========

28 Weeks Ended September 6, 2008
--------------------------------
Balance as of 2/23/2008, as
   previously reported               57,100,955    $    57,101    $   373,594     $    16,423      $  (28,975)        $  418,143
Impact of the adoption of
  FSP APB 14-1                                                         26,379            (402)                            25,977
                                   ------------    -----------    -----------     -----------      -----------        -----------
Balance as of 2/23/2008, as
  adjusted                           57,100,955         57,101        399,973          16,021         (28,975)           444,120
Net loss                                                                              (16,837)                           (16,837)
Other comprehensive loss                                                                                 (590)              (590)
Conversion features related to
     convertible debt                                                  57,422                                             57,422
Stock options exercised                 106,309            106          2,095                                              2,201
Other share based awards                455,936            456          6,549                                              7,005
                                   ------------    -----------    -----------     -----------     ------------       -----------
Balance at end of period             57,663,200    $    57,663    $   466,039     $     (816)     $   (29,565)       $   493,321
                                   ============    ===========    ===========     ===========     ============       ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
               Consolidated Statements of Stockholders' Equity and
                   Comprehensive (Loss) Income - (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

Comprehensive (Loss) Income
---------------------------
                                                                       12 Weeks Ended                        28 Weeks Ended
                                                           -----------------------------------    ----------------------------------
                                                           Sept. 12, 2009     Sept. 6, 2008      Sept. 12, 2009       Sept. 6, 2008
                                                           ---------------    --------------     ---------------     ---------------
Net loss                                                   $      (80,309)    $     (18,101)     $     (145,469)     $      (16,837)
                                                           ---------------    --------------     ---------------     ---------------
Net unrealized gain on marketable securities, net of tax              119                --                 638                  --
Pension and other post-retirement benefits, net of tax                 53              (250)                912                (590)
                                                           ---------------    --------------     ---------------     ---------------
Other comprehensive income (loss), net of tax                         172              (250)              1,550                (590)
                                                           ---------------    --------------     ---------------     ---------------
Total comprehensive loss                                   $      (80,137)    $     (18,351)     $     (143,919)     $      (17,427)
                                                           ===============    ==============     ===============     ===============

Accumulated Other Comprehensive Loss Balances
---------------------------------------------
                                                                  Net Unrealized      Pension         Accumulated
                                                                      Gain            & Other            Other
                                                                  on Marketable    Post-retirement   Comprehensive
                                                                    Securities        Benefits       (Loss) Income
                                                                  ------------      -----------      -----------
Balance at February 28, 2009                                      $        --       $ (105,147)      $  (105,147)
Current period change                                                     638              912             1,550
                                                                  -----------       -----------      ------------
Balance at September 12, 2009                                     $       638       $ (104,235)      $  (103,597)
                                                                  ===========       ===========      ============

Balance at February 23, 2008                                      $        --       $  (28,975)      $   (28,975)
Current period change                                                      --             (590)             (590)
                                                                  -----------       -----------      ------------
Balance at September 6, 2008                                      $        --       $  (29,565)      $   (29,565)
                                                                  ===========       ===========      ============


                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)

                                                                                   September 12, 2009             February 28, 2009
                                                                                   ------------------             -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $   347,794                  $   175,375
      Restricted cash                                                                        1,992                        2,214
      Restricted marketable securities                                                       2,887                        2,929
      Accounts receivable, net of allowance for doubtful accounts of
         $8,622 and $8,463 at September 12, 2009 and
         February 28, 2009, respectively                                                   175,227                      196,537
      Inventories                                                                          489,072                      474,002
      Prepaid expenses and other current assets                                             80,960                       67,465
                                                                                       -----------                  -----------
             Total current assets                                                        1,097,932                      918,522
                                                                                       -----------                  -----------
Non-current assets:
      Property:
         Property owned, net                                                             1,518,830                    1,591,250
         Property leased under capital leases, net                                         126,331                      132,960
                                                                                       -----------                  -----------
      Property, net                                                                      1,645,161                    1,724,210
      Goodwill                                                                             460,741                      483,560
      Intangible assets, net                                                               219,063                      224,838
      Other assets                                                                         234,729                      193,954
                                                                                       -----------                  -----------
Total assets                                                                           $ 3,657,626                  $ 3,545,084
                                                                                       ===========                  ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                $     2,552                  $     5,283
      Current portion of obligations under capital leases                                   14,504                       12,290
      Accounts payable                                                                     280,091                      221,073
      Book overdrafts                                                                       48,922                       60,835
      Accrued salaries, wages and benefits                                                 144,200                      161,054
      Accrued taxes                                                                         42,022                       39,404
      Other accruals                                                                       241,542                      246,596
                                                                                       -----------                  -----------
    Total current liabilities                                                              773,833                      746,535
                                                                                       -----------                  -----------
Non-current liabilities:
      Long-term debt                                                                       983,196                      919,364
      Long-term obligations under capital leases                                           142,785                      147,921
      Long-term real estate liabilities                                                    329,718                      330,196
      Deferred real estate income                                                           89,668                       95,000
      Other financial liabilities                                                           13,720                        4,766
      Preferred Stock liability                                                            117,250                           --
      Other non-current liabilities                                                      1,004,443                    1,011,409
                                                                                       -----------                  -----------
         Total liabilities                                                               3,454,613                    3,255,191
                                                                                       -----------                  -----------

Series A redeemable preferred stock--no par value, $1,000 redemption value;
      authorized - 700,000 shares and none; issued - 57,750 and none at                -----------                  -----------
      Sept. 12, 2009 and Feb. 28, 2009, respectively                                        42,997                           --
                                                                                       -----------                  -----------

      Commitments and contingencies (Note 20)

Stockholders' equity:
      Common stock--$1 par value; authorized - 160,000,000 shares; issued and outstanding - 58,344,210 and 57,674,799 shares
         at Sept. 12, 2009 and Feb. 28, 2009, respectively                                  58,344                       57,675
      Additional paid-in capital                                                           478,052                      464,679
      Accumulated other comprehensive loss                                                (103,597)                    (105,147)
      Accumulated deficit                                                                 (272,783)                    (127,314)
                                                                                       -----------                  -----------
Total stockholders' equity                                                                 160,016                      289,893
                                                                                       -----------                  -----------
Total liabilities and stockholders' equity                                             $ 3,657,626                  $ 3,545,084
                                                                                       ===========                  ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   28 Weeks Ended
                                                                                      ------------------------------------------
                                                                                      Sept. 12, 2009               Sept. 6, 2008
                                                                                      --------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (145,469)                 $    (16,837)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                      135,572                       140,824
       Nonoperating loss (income)                                                           8,954                       (91,492)
       Non-cash interest expense                                                           27,393                        13,955
       Stock compensation expense                                                           4,043                         7,005
       Asset disposition initiatives                                                        8,998                         4,918
       Occupancy charges for stores closed in the normal course of business                18,374                         7,155
       Gain on disposal of owned property and write-down of property, net                  (3,580)                         (441)
       Gain on disposal of discontinued operations                                             --                        (2,822)
       Other property impairments                                                           3,739                         1,785
       Pension withdrawal costs                                                             2,445                            --
       LIFO reserve                                                                         2,166                         2,962
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                  21,454                       (15,817)
       Increase in inventories                                                            (17,236)                      (22,744)
       Increase in prepaid expenses and other current assets                              (19,430)                      (18,767)
       Increase in other assets                                                           (15,552)                      (13,718)
       Increase in accounts payable                                                        60,147                        50,298
       Decrease in accrued salaries, wages and benefits, and taxes                        (14,282)                      (22,241)
       Decrease in other accruals                                                          (8,712)                       (2,554)
       Decrease in other non-current liabilities                                          (46,303)                      (50,984)
       Other operating activities, net                                                     (2,184)                       (1,309)
                                                                                      -----------                   -----------
Net cash provided by (used in) operating activities                                        20,537                       (30,824)
                                                                                      -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (50,005)                      (59,447)
   Proceeds from disposal of property                                                       3,311                         6,133
   Proceeds from sale of joint venture                                                      5,914                            --
   Decrease in restricted cash                                                                222                         1,039
   Proceeds from maturities of marketable securities                                        2,224                         7,050
                                                                                      -----------                   -----------
Net cash used in investing activities                                                     (38,334)                      (45,225)
                                                                                      -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                               253,201                            --
   Principal payments on long-term debt                                                      (163)                         (161)
   Proceeds under revolving lines of credit                                                39,450                     1,378,940
   Principal payments on revolving lines of credit                                       (238,333)                   (1,270,957)
   Proceeds under line of credit                                                              378                        54,805
   Principal payments on line of credit                                                    (2,224)                      (55,020)
   Proceeds from issuance of preferred stock                                              175,000                            --
   Proceeds from promissory note                                                               --                        10,000
   Settlement of Series A warrants                                                             --                       (45,735)
   Proceeds from long-term real estate liabilities                                            170                            25
   Proceeds from sale-leaseback transaction                                                 3,000                            --
   Principal payments on capital leases                                                    (5,703)                       (4,248)
   (Decrease) increase in book overdrafts                                                 (11,913)                       35,121
   Deferred financing fees                                                                (22,648)                        1,414
   Proceeds from stock options exercised                                                        1                         2,201
                                                                                      -----------                   -----------
Net cash provided by financing activities                                                 190,216                       106,385
   Effect of exchange rate changes on cash and cash equivalents                                --                           (28)
                                                                                      -----------                   -----------
Net increase in cash and cash equivalents                                                 172,419                        30,308
Cash and cash equivalents at beginning of period                                          175,375                       100,733
                                                                                      -----------                   -----------
Cash and cash equivalents at end of period                                            $   347,794                   $   131,041
                                                                                      ===========                   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                $    67,971                   $    67,002
                                                                                      ===========                   ===========
Cash paid during the year for income taxes                                            $     6,480                   $     1,996
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

1.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
---------------------------------------
The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income, and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 12, 2009 and September 6, 2008, and the Consolidated Balance Sheets at September 12, 2009 and February 28, 2009 of The Great Atlantic & Pacific Tea Company, Inc. ("we," "our," "us" or "our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Redeemable Preferred Stock
--------------------------
The initial carrying amount of our preferred stock issued in August 2009 was valued at fair value on the date of issuance, net of closing and issuance costs. Based on the terms of the preferred stock agreement, our preferred stock cannot be converted into more than 19.99% of the common stock outstanding prior to its issuance without shareholder approval. The currently convertible shares are recorded within temporary stockholders' equity, and the shares requiring shareholder approval to become convertible are classified as a liability. Refer to Note 11 - Redeemable Preferred Stock for additional information relating to our preferred stock issuance.

Our preferred stock recorded within temporary stockholders' equity contains an embedded beneficial conversion feature, since the fair value of our Company's common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to Additional paid-in-capital. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the shares recorded within temporary stockholders' equity convert. The resulting discount will be amortized over the period from the date of issuance to the stated redemption date into "Additional paid-in capital", in absence of retained earnings. We will need to evaluate whether there is a potential beneficial conversion feature in the portion of the issuance currently classified within "Preferred stock liability", upon receiving shareholder approval for conversion of those shares.

Our "Preferred stock liability" was initially recorded at its fair value, with the related issuance cost amortization recorded within "Interest expense" over its life. Dividends relating to preferred stock classified

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


as a liability are also recorded within "Interest expense". The portion of the issuance classified within temporary stockholders' equity is recorded at liquidation value, net of transaction costs and the embedded beneficial conversion feature. The discount for shares classified within temporary stockholders' equity is accreted through "Additional paid-in capital", in absence of retained earnings, over the period from the date of issuance to the earliest redemption date. Dividends relating to preferred stock recorded within temporary stockholders' equity are recorded within "Additional paid-in capital", in absence of retained earnings.


2.   Impact of New Accounting Pronouncements

Newly Adopted Accounting Pronouncements
---------------------------------------

Convertible Debt
In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" - (Accounting Standards Codification ("ASC") 470-20). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 also requires accretion of the resulting debt discount over the expected life of the convertible debt. We adopted FSP APB 14-1 during our first fiscal quarter ended June 20, 2009, as required. Since this standard is required to be applied retrospectively, financial statements for prior periods have been adjusted to reflect its application.

Our $255.0 million 6.750% Convertible Senior Notes that were issued in December 2007 are subject to FSP APB 14-1, as our estimated nonconvertible debt borrowing rate is higher than the current contractual rate on these notes. As a result of adopting FSP APB 14-1, we retrospectively recognized cumulative additional non-cash interest expense of $3.9 million from the date of issuance of these Convertible Senior Notes through February 28, 2009. The adoption of FSP APB 14-1 will also increase our non-cash interest expense in fiscal 2009 by approximately $4.4 million, and will increase non-cash interest expense in subsequent periods during which our convertible notes remain outstanding by approximately $18.8 million in total. Upon adopting FSP APB 14-1, we also reclassified $26.4 million of debt and deferred financing costs to "Additional paid-in capital", net of deferred taxes.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

As a result of our adoption of FSP APB 14-1, our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008 have been adjusted as follows:


                                                             12 Weeks Ended Sept. 6, 2008          28 Weeks Ended Sept. 6, 2008
                                                            --------------------------------     --------------------------------
                                                            As adjusted in    As reported in     As adjusted in    As reported in
                                                            this Quarterly      Quarterly        this Quarterly      Quarterly
                                                                Report          Report on          Report on         Report on
                                                             On Form 10-Q       Form 10-Q          Form 10-Q         Form 10-Q
                                                            -------------     -------------     -------------     -------------
Interest expense                                            $     (34,680)    $    (33,945)       $  (81,606)     $    (79,894)
(Loss) income from continuing operations                           (4,289)          (3,554)           (1,501)              211
Net loss                                                          (18,101)         (17,366)          (16,837)          (15,125)

Per share data
Net loss per share - basic:
    Continuing operations                                   $       (0.09)    $      (0.07)       $    (0.03)             0.00
    Discontinued operations                                         (0.28)           (0.28)            (0.31)            (0.31)
                                                            -------------     ------------        -----------     -------------
Net loss per share - basic                                  $       (0.37)    $      (0.35)       $    (0.34)     $      (0.31)
                                                            =============     ============        ===========     =============

Net loss per share - diluted:
    Continuing operations                                   $       (1.70)    $      (1.50)       $    (2.24)     $      (1.96)
    Discontinued operations                                         (0.27)           (0.25)            (0.28)            (0.26)
                                                            -------------     ------------        -----------     -------------
Net loss per share - diluted                                $       (1.97)    $      (1.75)       $    (2.52)     $      (2.22)
                                                            =============     ============        ===========     =============

As a result of our adoption of FSP APB 14-1, our Consolidated Balance Sheet as of February 28, 2009 and February 23, 2008 has been adjusted as follows:

                                                             As of February 28, 2009                  As of February 23, 2008
                                                      -----------------------------------         ----------------------------------
                                                       As adjusted in      As reported in         As adjusted in     As reported in
                                                      this Quarterly      the 2008 Annual         this Quarterly     the 2008 Annual
                                                          Report             Report on                Report            Report on
                                                       On Form 10-Q          Form 10-K             on Form 10-Q         Form 10-K
                                                       -----------          -----------            -----------         -----------
Assets:
   Prepaid and other current assets                    $    67,465          $    66,190            $    96,788         $    94,969
   Current assets                                          918,522              917,247                886,245             884,426
   Other assets                                            193,954              195,856                234,439             236,995
   Total assets                                          3,545,084            3,545,711              3,643,119           3,643,856

Liabilities:
   Long-term debt                                          919,364              942,514                732,172             758,886
   Total liabilities                                     3,255,191            3,278,341              3,198,999           3,225,713

Stockholders' equity:
   Additional paid-in capital                              464,679              438,300                399,973             373,594
   (Accumulated deficit)/Retained earnings                (127,314)            (123,458)                16,021              16,423
   Total stockholders' equity                              289,893              267,370                444,120             418,143

Total liabilities and stockholders' equity             $ 3,545,084          $ 3,545,711            $ 3,643,119         $ 3,643,856

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


As a result of our adoption of FSP APB 14-1, our Consolidated Statement of Cash Flows for the 28 weeks ended September 6, 2008 has been adjusted as follows:

                                                                As adjusted in             As reported this
                                                               Quarterly Report          in Quarterly Report
                                                                 on Form 10-Q               on Form 10-Q
                                                                 ------------               ------------
Cash flows from operating activities:
    Net loss                                                      $(16,837)                  $(15,125)
    Non-cash interest expense                                       13,955                     12,243
Net cash used in operating activities                              (30,824)                   (30,824)


Subsequent Events
In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS No. 165") - (ASC 855-10). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 during our first fiscal quarter ended June 20, 2009. Refer to Note 21 - Subsequent Events for related disclosure.

Other than Temporary Impairments
On April 9, 2009, the FASB issued FSP Financial Accounting Standard ("FAS") 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2") - (ASC 320-10-65-1), which applies to debt securities classified as available-for-sale and held-to-maturity. This FSP provides guidance on when the impairment should be considered to be other-than-temporary, the determination of the amount of the other-than-temporary impairment to be recognized in earnings and other comprehensive income, the accounting for debt securities after an other-than-temporary impairment, and the related disclosure requirements. We adopted FSP FAS 115-2 and FAS 124-2 during our first fiscal quarter ended June 20, 2009, as required. The adoption of the FSP did not have a material effect on our Company's consolidated financial statements.

Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion No. 28-1 ("FSP FAS 107-1 and APB 28-1") - (ASC 825-10-65-1). FSP FAS 107-1 and APB 28-1 amends
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, "Interim Financial Reporting," to require interim and annual disclosures of the fair value of financial instruments, together with the related carrying amount and how each amount relates to what is reported in the statement of financial position. FSP FAS 107-1 and APB 28-1 also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted FSP FAS 107-1 and APB 28-1 during our first fiscal quarter ended June 20, 2009. Refer to Note 5 - Fair Value Measurements for related disclosures.

In April 2009, the FASB issued FSP No. 157-4, "Determining Fair Value when the Volume Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. 157-4") - (ASC 820-10-65-4). This FSP provides guidance for determining the fair value of assets and liabilities that have experienced a significant decrease in the volume and level of activity in relation to their normal market activity and the related transactions or quoted prices may not be indicative of fair value, or not orderly. This FSP does not apply to assets or liabilities for which quoted prices may be

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


obtained in an active market, or Level 1 inputs. FSP No. 157-4 also expands the disclosure requirements of SFAS No. 157 to include a discussion of the inputs and valuation techniques used to measure fair value and to provide disclosure for all equity and debt securities that are measured at fair value by each major security type. We adopted FSP No. 157-4 during our first fiscal quarter ended June 20, 2009, as required. Refer to Note 5 - Fair Value Measurements for related disclosures.

In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") - (ASC 820-10-65-1). FSP No. 157-2 delayed the effective date of SFAS No. 157 (ASC 820) for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our first fiscal quarter ended June 20, 2009. Our Company adopted SFAS No. 157 and FSP No. 157-1 as of February 24, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Refer to Note 5 - Fair Value Measurements for related disclosure. We adopted the remaining provision of SFAS No. 157 during our first fiscal quarter ended June 20, 2009, as required. The nonfinancial assets and liabilities recorded in our Consolidated Balance Sheets include items such as goodwill, long lived assets and store lease exit costs, which are measured at fair value to test for and measure impairment, when necessary. Refer to Note 6 - Valuation of Long-Lived Assets for a summary of impairment charges recorded during the 12 and 28 weeks ended September 12, 2009.

Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, "Determining the Useful Life of Intangible Assets" ("FSP FAS 142-3") - (ASC 350-30-65-1). FSP FAS 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. We adopted FSP FAS 142-3 during our first quarter ended June 20, 2009, as required. The adoption of this FSP did not have a material impact on our financial statements and disclosures.

Business Combinations
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R") - (ASC 805). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141R is effective for our fiscal year ended February 27, 2010. In addition, in April 2009, the FASB issued FSP No. FAS 141(R) - 1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R) - 1"), which clarifies SFAS No. 141R on issues relating to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations with the acquisition date during or after our fiscal 2009. Our acquisition of Pathmark was not impacted by the provisions of SFAS No. 141R and FSP FAS 141(R) - 1.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Statement No. 162" ("SFAS No. 168") - (ASC 105). In June 2009, the FASB also issued Accounting Standards Update ("ASU") No. 2009-01, "Topic 105 - Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles" ("ASU 2009-01"). SFAS No. 168 and ASU 2009-01 establish the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending after September 15, 2009. For clarity, we have chosen to include the available Codification references in this quarterly report in addition to pre-Codification accounting standard references. We will apply the Codification references exclusively to our disclosures beginning with the third quarter of fiscal 2009. As the Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which amends the consolidation guidance applicable to variable interest entities. This statement is effective beginning in our fiscal 2010. We currently do not expect that the adoption of this statement will have a material effect on our financial statements and disclosures.

In June 2009, the FASB issued FAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166"). SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement will be effective for any financial asset transfers beginning with our fiscal 2010. We are currently assessing the impact of SFAS No. 166 on our financial statements.

In June 2009, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 09-1, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF Issue No. 09-1"). The EITF reached a consensus that a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in our Company's financial statements. The debt issuance costs should be amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, the loaned shares should be excluded from the computations of basic and diluted earnings per share, unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings per share calculation. The EITF also expanded the disclosure requirements for share-lending arrangements. This issue will be effective during our first quarter of fiscal 2010. Early adoption is not permitted. Retrospective application is required for all arrangements outstanding in the beginning of the fiscal year in which this Issue is initially applied. We are currently assessing the impact of EITF Issue No. 09-1 on our financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1") - (ASC 715-20-65-2). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The expanded disclosure requirements include: (i) investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


assets for the period, and (v) significant concentrations of risk within plan assets. These disclosure requirements are effective for our fiscal year ended February 27, 2010.

In August 2009, the FASB issued ASU No. 2009-04, "Accounting for Redeemable Equity Instruments" ("ASU 2009-04"). ASU 2009-04 represents an update to ASC section 480-10-S99 "Distinguishing Liabilities from Equity" per EITF Topic D-98 "Classification and Measurement of Redeemable Securities." This update provides guidance on what type of instruments should be classified as temporary as opposed to permanent equity, as well as guidance with regard to measurement. Refer to Note 11 - Redeemable Preferred Stock for a summary of our Preferred Stock transaction.

In August 2009, the FASB issued ASU No. 2009-05 "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05 are effective for the third quarter of our fiscal 2009. We believe that our adoption of ASU 2009-05 will not have a material impact on our financial statements.


3. Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities

At September 12, 2009 and February 28, 2009, we had $251.1 million and $2.1 million, respectively, in cash equivalents, which are principally comprised of various AAA-rated short term money market funds, primarily consisting of investments in U.S. Treasuries, U.S. government and agency securities and notes, commercial paper, corporate bonds and other highly rated money market instruments.

At September 12, 2009 and February 28, 2009, we had $2.0 million and $2.2 million, respectively, in restricted cash held in escrow for services our Company is required to perform in connection with the sale of our real estate properties.

At September 12, 2009 and February 28, 2009, our restricted marketable securities of $2.9 million and $4.9 million, respectively, were held by Bank of America in the Columbia Fund. These securities are classified as available-for-sale. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. During the 12 weeks ended September 12, 2009 and September 6, 2008, we received distributions from the Columbia Fund in the amount of $0.8 million and $6.1 million, respectively, at an amount less than 100% of the net asset value of the fund, resulting in realized losses of $0.1 million and $0.2 million, respectively. During the 28 weeks ended September 12, 2009 and September 6, 2008, we received distributions from the Columbia Fund in the amount of $2.2 million and $7.1 million, respectively, at an amount less than 100% of the net asset value of the fund, resulting in realized losses of $0.4 million and $0.2 million, respectively.

During the 12 and 28 weeks ended September 12, 2009, we recorded unrealized gains of $0.1 million and $0.6 million, respectively, based on the increase in the ending net asset value of the Columbia Fund at September 12, 2009. The increase in net asset value is primarily a result of the improved pricing of certain underlying securities included in the fund. As of February 28, 2009, there were no investments with unrealized gains or losses.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


During the 12 weeks ended September 6, 2008, we recorded a realized gain of $0.2 million as our realized losses on our redemptions were less than the unrealized losses previously recorded on these shares. During the 28 weeks ended September 6, 2008, we recorded a realized loss of $0.1 million based on the ending net asset value of the Columbia Fund as the decline in net asset value was considered other than temporary at September 6, 2008 and was not expected to be recovered from future distributions from the fund.

The carrying amount of our cash, cash equivalents, restricted cash and restricted marketable securities approximates fair value.


                                                                   At September 12, 2009                     At Feb. 28, 2009
                                                --------------------------------------------------------     ----------------
                                                                 Gross          Gross
                                                  Amortized    Unrealized     Unrealized        Fair           Fair Value/
                                                    Costs        Gains          Losses          Value         Amortized Cost
                                                ------------  -----------    -----------     -----------     ----------------
Classified as:
-------------
Cash                                            $     96,647  $        --    $        --     $    96,647     $        173,299
Cash equivalents - money market funds                251,147           --             --         251,147                2,076
                                                ------------  -----------    -----------     -----------     ----------------
Total cash and cash equivalents                      347,794           --             --         347,794              175,375
                                                ------------  -----------    -----------     -----------     ----------------

Restricted cash                                        1,992           --             --           1,992                2,214
Restricted marketable securities                       2,249          638             --           2,887                2,929
Restricted marketable securities
     included in other assets                             --           --             --              --                1,928
                                                ------------  -----------    -----------     -----------     ----------------
Total cash, cash equivalents, restricted cash
     and restricted marketable securities       $    352,035  $       638    $        --     $   352,673     $        182,446
                                                ============  ===========    ===========     ===========     ================

Securities available-for-sale:
-----------------------------
     Maturing within one year                   $      2,249                                 $     2,887     $          2,929
                                                ============                                 ===========     ================

     Maturing greater than one year             $         --                                 $        --     $          1,928
                                                ============                                 ===========     ================


4.   Goodwill and Other Intangible Assets

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable. Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. Our annual impairment assessment of goodwill and indefinite lived intangible assets for all reporting units was completed in the fourth quarter of fiscal 2008 and we concluded there was no impairment as of February 28, 2009.

As disclosed in Form 10-Q for our first quarter ended June 20, 2009, we continue to monitor actual results and projections for the necessity of a possible impairment charge. Due to the severity and duration of operating losses within the Price Impact reporting unit, we have reduced our shorter term internal revenue and profitability forecasts and revised our operating plans and cash flow projections. Even though our business outlook has worsened due to the current economic recession, we determined that a hypothetical decrease in fair value of over 25% would be required before the Price Impact reporting unit would have a

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

carrying value in excess of the fair value. Despite unfavorable operating results within the Price Impact reporting unit, we do not believe the long-term value of the reporting unit has been reduced to below its carrying value and therefore, there has not been a triggering event requiring us to perform an interim goodwill impairment analysis at this time.

The determination of estimated fair value is highly sensitive to our Company's assumptions. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the fair value of this and other reporting units in the future and could result in an impairment of goodwill. We will continue to monitor events and circumstances in future periods to determine whether interim impairment testing is warranted for any of our reporting units. In addition, we will perform our annual goodwill impairment testing during the fourth quarter of fiscal 2009, based on third quarter financial information. We can provide no assurances that we will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These events could include a decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates. Recognition of impairment of a significant portion of our goodwill would negatively affect our Company's reported results of operations and total capitalization.

Changes in the carrying amount of goodwill by reportable segment during the 28 weeks ended September 12, 2009 are as follows:

                                                     Price
                                      Fresh          Impact         Gourmet          Other          Total
                                    ---------      -----------    -----------     -----------    -----------
Goodwill at February 28, 2009       $ 126,609      $   338,048    $    12,720     $     6,183    $   483,560
   Adjustment to goodwill*             (5,792)         (16,208)          (610)           (209)       (22,819)
                                    ---------      -----------    -----------     -----------    -----------
Goodwill at September 12, 2009      $ 120,817      $   321,840    $    12,110     $     5,974    $   460,741
                                    =========      ===========    ===========     ===========    ===========

-----------------------
*During the second quarter of fiscal 2009, the amount of Goodwill related to the Pathmark acquisition was reduced by $22.8 million as a result of an adjustment to the deferred tax valuation allowance that should have been released in connection with the original purchase price allocation.

Other intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

                                           Weighted
                                            Average           Gross         Accumulated        Accumulated
                                         Amortization        Carrying     Amortization at    Amortization at
                                         Period (years)       Amount       Sept. 12, 2009     Feb. 28, 2009
                                        ---------------      --------     ---------------    ---------------
Loyalty card customer relationships                 5      $    19,200    $         5,648    $         3,376
In-store advertiser relationships                  20           14,720              1,302                906
Pharmacy payor relationships                       13           75,000             10,207              7,100
Pathmark trademark                         Indefinite          127,300                 --                 --
                                                           -----------    ---------------    ---------------
Total                                                      $   236,220    $        17,157    $        11,382
                                                           ===========    ===============    ===============

Amortization expense relating to our intangible assets for the 12 and 28 weeks ended September 12, 2009 2009 was $2.5 million and $5.8 million, respectively. Amortization expense for the 12 and 28 weeks ended September 6, 2008 was $2.2 million and $5.0 million, respectively.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

                   2009                                            $  4,950
                   2010                                              10,725
                   2011                                              10,725
                   2012                                               9,670
                   2013                                               6,505
                   Thereafter                                        49,188


5.   Fair Value Measurements

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Company's Level 2 liabilities include warrants, which are valued using the Black Scholes pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Company's Level 3 assets include our restricted marketable securities for which there is limited market activity. In addition, our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed store occupancy costs are measured at fair value on a nonrecurring basis using Level 3 inputs. Refer to Note 6 - Valuation of Long-Lived Assets for information relating to valuing our long-lived assets.

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 12, 2009 and February 28, 2009:

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                       Fair Value Measurements at Sept. 12, 2009 Using
                                                                       ------------------------------------------------
                                                                       Quoted Prices   Significant Other   Significant
                                                   Total Carrying        in Active        Observable       Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                   Sept. 12, 2009        (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
------
Cash equivalents                                 $       251,147       $   251,147      $          --      $         --
Restricted marketable securities                           2,887                --                 --             2,887
                                                 ---------------       -----------      -------------     -------------
Total                                            $       254,034       $   251,147      $          --     $       2,887
                                                 ===============       ===========      =============     =============


Liabilities:
-----------
Series B Warrant                                 $        13,720       $        --      $      13,720     $          --
                                                 ===============       ===========      =============     =============


                                                                       Fair Value Measurements at Feb. 28, 2009 Using
                                                                       ------------------------------------------------
                                                                       Quoted Prices   Significant Other   Significant
                                                   Total Carrying        in Active        Observable       Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                    Feb. 28, 2009        (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
------
Cash equivalents                                 $         2,076       $     2,076      $          --     $          --
Restricted marketable securities                           4,857                --                 --             4,857
                                                 ---------------       -----------      -------------     -------------
Total                                            $         6,933       $     2,076      $          --     $       4,857
                                                 ===============       ===========      =============     =============


Liabilities:
-----------
Series B Warrant                                 $         4,766       $        --      $       4,766     $          --
                                                 ===============       ===========      =============     =============

Level 3 Valuation Techniques:
-----------------------------
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At September 12, 2009 and February 28, 2009, these securities were valued primarily with the assistance of broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

As discussed in Note 3 - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, on September 12, 2009, we had $2.9 million invested in the Columbia Fund. Due to market liquidity conditions, cash redemptions from the Columbia Fund were restricted. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing on September 12, 2009 and these amounts were categorized as Level 3.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 28, 2009 to September 12, 2009:

                                                                             Fair Value Measurements Using
                                                                            Significant Unobservable Inputs
                                                                                       (Level 3)
                                                                                  ------------------
                                                                                      Restricted
                                                                                      Marketable
                                                                                      Securities
                                                                                  ------------------
Beginning Balance                                                                 $           4,857
     Issuances                                                                                   --
     Total realized and unrealized (losses) and gains included in:
         Losses (1)                                                                            (381)
         Other comprehensive income (2)                                                         638
     Settlements                                                                             (2,227)
                                                                                  -----------------
Ending Balance                                                                    $           2,887
                                                                                  =================

--------------------------
(1) Amounts are recorded in "Store operating, general and administrative expense" in the Consolidated Statements of Operations.

(2) Represents unrealized gains relating to Level 3 assets still held at September 12, 2009.

The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments as of September 12, 2009 and February 28, 2009.

                                                      As of September 12, 2009               As of February 28, 2009
                                                 ---------------------------------      -------------------------------
                                                     Carrying             Fair            Carrying            Fair
                                                      Amount             Value             Amount             Value
                                                 ---------------      ------------      -------------     -------------
Current portion on long-term debt                $       2,552         $   2,552        $     5,283       $     5,283
Long-term debt, net of related discount (1)            983,196           949,720            919,364           675,902
Preferred stock liability                              117,250           117,250                 --                --

------------------------------------------

(1) The balance our Long-term debt decreased by $23.1 million from the amount reported in our 2008 Annual Report on Form 10-K as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to Note 2 - Impact of New Accounting Pronouncements for additional information.

Our long-term debt includes borrowings under our line of credit, credit agreement, related party promissory note and our debt securities. The fair value of our debt securities are determined based on quoted market prices for such notes in non-active markets.

Our Preferred stock liability was recorded in connection with our preferred stock issuance in August 2009. We believe that as of September 12, 2009, its current book value, which is based on the net proceeds received, is the best indication of its fair value.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

6.   Valuation of Long-Lived Assets

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

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 28 weeks ended September 12, 2009, we recorded impairment losses on long-lived assets of $2.6 million and $3.7 million, respectively, related to stores that were or will be closed or converted in the normal course of business, as compared to $1.0 million and $1.8 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 28 weeks ended September 6, 2008, respectively. These amounts were recorded within "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

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

The operating results for these discontinued businesses are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain on disposal of discontinued businesses, net of tax" for the 12 and 28 weeks ended September 12, 2009 and September 6, 2008, respectively.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities.

                                                             For the 28 Weeks Ended September 12, 2009
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/28/2009      Accretion (1)    Adjustments(2)    Utilization(3)      9/12/2009
                                        ---------------   --------------   ---------------   -------------       ----------
2007 Events
-----------
Occupancy                               $        70,583   $        4,896   $        10,881   $     (15,511)      $   70,849
Severance                                        59,239            1,989                37          (2,676)          58,589
                                        ---------------   --------------   ---------------   -------------       ----------
   2007 events total                            129,822            6,885            10,918         (18,187)         129,438

2005 Event
---------
Occupancy                                        60,327            1,750                --          (5,303)          56,774

2003 Events
-----------
Occupancy                                        18,712              614               545          (1,547)          18,324
                                        ---------------   --------------   ---------------   -------------       ----------
   Total                                $       208,861   $        9,249   $        11,463   $     (25,037)      $  204,536
                                        ===============   ==============   ===============   =============       ==========

                                                                            Fiscal 2008
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/23/2008      Accretion (1)    Adjustments(2)   Utilization(3)       2/28/2009
                                        ---------------   --------------   ---------------   -------------       ----------
2007 Events
-----------
Occupancy                               $        62,873   $        9,382   $        28,959   $     (30,631)      $   70,583
Severance                                        58,520            2,019             3,730          (5,030)          59,239
                                        ---------------   --------------   ---------------   -------------       ----------
   2007 events total                            121,393           11,401            32,689         (35,661)         129,822

2005 Event
----------
Occupancy                                        66,882            3,324               600         (10,479)          60,327

2003 Events
-----------
Occupancy                                        21,579            1,230             (902)          (3,195)          18,712
                                        ---------------   --------------   ---------------   -------------       ----------
   Total                                $       209,854   $       15,955   $        32,387   $     (49,335)      $  208,861
                                        ===============   ==============   ===============   =================   ==========

     (1) The additions to occupancy and severance represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


          time of the original charge. Interest accretion is recorded as a component of "Loss from operations of discontinued businesses" on our Consolidated Statements of Operations.

     (2) At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded as a component of "Loss from operations of discontinued businesses" on our Consolidated Statements of Operations.

         For the 28 weeks ended September 12, 2009
         -----------------------------------------
         During the 28 weeks ended September 12, 2009, we recorded adjustments for the 2007 and 2003 events for additional occupancy related costs of $10.9 million and $0.5 million, respectively, due to changes in our estimation of such future costs due to continuing deteriorating conditions in the Midwest real estate market.

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

Summarized below are the payments made through September 12, 2009 from the time of the original charge and expected future payments related to these events:

                                                                   2007             2005              2003
                                                                  Events            Event            Events           Total
                                                              --------------   ---------------   -------------    -------------
Total severance payments made to date                         $       30,828   $         2,650   $      22,528    $      56,006
Expected future severance payments                                    58,589                --              --           58,589
                                                              --------------   ---------------   -------------    -------------
   Total severance payments expected to be incurred                   89,417             2,650          22,528          114,595
                                                              --------------   ---------------   -------------    -------------

Total occupancy payments made to date                                 67,368            51,954          31,068          150,390
Expected future occupancy payments,
  excluding interest accretion                                        70,849            56,774          18,324          145,947
                                                              --------------   ---------------   -------------    -------------
   Total occupancy payments expected to be incurred,
     excluding interest accretion                                    138,217           108,728          49,392          296,337
                                                              --------------   ---------------   -------------    -------------

Total severance and occupancy payments made to date                   98,196            54,604          53,596          206,396
Expected future severance and occupancy payments,
  excluding interest accretion                                       129,438            56,774          18,324          204,536
                                                              --------------   ---------------   -------------    -------------
   Total severance and occupancy payments
     expected to be incurred, excluding interest accretion    $      227,634   $     111,378     $      71,920    $     410,932
                                                              ==============   ===============   =============    =============

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


future payments under long term leases and expected future payments for early withdrawal from multi-employer union pension plans. The expected completion dates for the 2007, 2005 and 2003 events are 2028, 2022 and 2022, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                  September 12, 2009
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events           Total
                                                          --------------   ---------------   -------------    -------------
Accrued salaries, wages and benefits                      $           35   $            --   $          --    $          35
Other accruals                                            $       29,127   $        10,399   $       3,310    $      42,836
Other non-current liabilities                             $      100,276   $        46,375   $      15,014    $     161,665

                                                                                   February 28, 2009
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events           Total
                                                          ---------------  ---------------   ---------------  -------------
Accrued salaries, wages and benefits                      $           43   $            --   $          --    $          43
Other accruals                                            $       31,890   $        11,016   $       3,249    $      46,155
Other non-current liabilities                             $       97,889   $        49,311   $      15,463    $     162,663

We evaluated the reserve balances as of September 12, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.


8.   Asset Disposition Initiatives

In addition to the events described in Note 7 - Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

                                                             For the 28 Weeks Ended September 12, 2009
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
2005 Event                                  2/28/2009      Accretion (1)    Adjustments(2)     Utilization(3)    9/12/2009
----------                              ---------------   --------------   ---------------   -----------------   ----------
Occupancy - Continuing Operations       $         1,114   $           11   $       (1,120)   $          (5)      $       --
Severance - Continuing Operations                   904               --               46             (160)             790
                                        ---------------   --------------   ---------------   --------------      ----------
   2005 event total                               2,018               11           (1,074)            (165)             790

2001 Event
----------
Occupancy - Continuing Operations                 7,080              251                 3            (418)           6,916
Occupancy - Discontinued Operations              11,307              343                 4          (1,188)          10,466
                                        ---------------   --------------   ---------------   --------------      ----------
   2001 event total                              18,387              594                 7          (1,606)          17,382

1998 Event
----------
Occupancy - Continuing Operations                 8,696              151           (1,398)          (1,989)           5,460
Severance - Continuing Operations                   824               --                --             (80)             744

Occupancy - Discontinued Operations                 543               13                --            (321)             235
                                        ---------------   --------------   ---------------   --------------      ----------
   1998 event total                              10,063              164           (1,398)          (2,390)           6,439
                                        ---------------   --------------   ---------------   -----------------   ----------
Total                                   $        30,468   $          769   $       (2,465)   $      (4,161)      $   24,611
                                        ===============   ==============   ===============   =================   ==========

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                            Fiscal 2008
                                        -----------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
2005 Event                                  2/23/2008      Accretion (1)    Adjustments(2)     Utilization(3)     2/28/2009
----------                              ---------------   --------------   ---------------   -----------------   ----------
Occupancy - Continuing Operations       $         1,231   $           48   $           (91)  $             (74)  $    1,114
Severance - Continuing Operations                 1,686               --                --                (782)         904
                                        ---------------   --------------   ---------------   -----------------   ----------
   2005 event total                               2,917               48               (91)               (856)       2,018

2001 Event
----------
Occupancy - Continuing Operations                 6,755              385             1,794              (1,854)       7,080
Occupancy- Discontinued Operations               12,281              688              (166)             (1,496)      11,307
                                        ---------------   --------------   ---------------   -----------------   ----------
   2001 event total                              19,036            1,073             1,628              (3,350)      18,387

1998 Event
----------
Occupancy - Continuing Operations                 6,958              316             4,111              (2,689)       8,696
Severance - Continuing Operations                 1,000               --                --                (176)         824

Occupancy - Discontinued Operations               1,093               49                (8)               (591)         543
                                        ---------------   --------------   ---------------   -----------------   ----------
   1998 event total                               9,051              365             4,103              (3,456)      10,063
                                        ---------------   --------------   ---------------   -----------------   ----------
   Total                                $        31,004   $        1,486   $         5,640   $          (7,662)  $   30,468
                                        ===============   ==============   ===============   =================   ==========

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

         For the 28 Weeks Ended September 12, 2009
         -----------------------------------------
         For the 28 weeks ended September 12, 2009, we recorded an adjustment eliminating occupancy related costs of $1.1 million due to the termination of the lease on the one remaining property included in the 2005 Event. We also recorded an adjustment reducing occupancy related costs by $1.4 million for the 1998 event, primarily due to entering into new sublease agreements that were more favorable than our original estimates.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                              2005             2001             1998
                                              Event            Event            Event             Total
                                        ---------------   --------------   ---------------   -------------
Total severance payments made to date   $        48,875   $       28,205   $        30,720   $     107,800
Expected future severance payments                  790               --               744           1,534
                                        ---------------   --------------   ---------------   -------------
Total severance payments expected
   to be incurred                                49,665           28,205            31,464         109,334
                                        ---------------   --------------   ---------------   -------------

Total occupancy payments made to date            13,856           63,976           117,535         195,367
Expected future occupancy payments,
   excluding interest accretion                      --           17,382             5,695          23,077
                                        ---------------   --------------   ---------------   -------------
Total occupancy payments expected
   to be incurred, excluding interest
   accretion                                     13,856           81,358           123,230         218,444
                                        ---------------   --------------   ---------------   -------------

Total severance and occupancy
   payments made to date                         62,731           92,181           148,255         303,167
Expected future severance and
   occupancy payments, excluding
   interest accretion                               790           17,382             6,439          24,611
                                        ---------------   --------------   ---------------   -------------
Total severance and occupancy payments
   expected to be incurred, excluding
   interest accretion                   $        63,521   $      109,563   $       154,694   $     327,778
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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                  September 12, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           271   $        2,817   $         3,214   $       6,302
Other non-current liabilities           $           519   $       14,565   $         3,225   $      18,309

                                                                February 28, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           384   $        2,965   $         4,142   $       7,491
Other non-current liabilities           $         1,634   $       15,422   $         5,921   $      22,977

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


We evaluated the reserve balances as of September 12, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.


9.  Other Accruals

Other accruals are comprised of the following:

                                                                                           At                     At
                                                                                     Sept. 12, 2009          Feb. 28, 2009
                                                                                    -----------------       ---------------
Self-insurance reserves                                                               $    77,377            $    77,560
Closed store and warehouse reserves                                                        59,862                 64,508
Pension withdrawal liabilities                                                             10,461                  5,393
GHI contract liability                                                                      6,050                  5,742
Accrued occupancy related costs for open stores                                            26,010                 27,439
Deferred income                                                                            19,065                 33,558
Deferred real estate income                                                                 5,907                  2,558
Accrued audit, legal and other                                                              9,381                 11,719
Accrued interest                                                                           17,098                  9,000
Other postretirement and postemployment benefits                                            4,153                  4,153
Accrued advertising                                                                         2,543                  1,493
Dividends payable on preferred stock                                                        1,615                      -
Other                                                                                       2,020                  3,473
                                                                                      -----------            -----------
Total                                                                                 $   241,542            $   246,596
                                                                                      ===========            ===========


10.  Other Non-Current Liabilities

Other non-current liabilities are comprised of the following:

                                                                                           At                     At
                                                                                     Sept. 12, 2009           Feb. 28, 2009
                                                                                    -----------------        ---------------
Unrecognized Tax Benefits                                                             $   156,267            $   156,267
Self-insurance Reserves                                                                   150,271                153,870
Closed Store and Warehouse Reserves                                                       144,502                140,593
Pension Withdrawal Liabilities                                                             91,847                109,714
GHI Contract Liability for Employee Benefits                                               93,039                 85,690
Pension Plan Benefits                                                                     108,086                 89,842
Other Postretirement and Postemployment Benefits                                           34,621                 34,295
Corporate Owned Life Insurance Liability                                                   57,918                 59,529
Deferred Rent Liabilities                                                                  55,030                 54,047
Deferred Income                                                                            75,103                 83,128
Unfavorable Lease Liabilities                                                              23,031                 30,708
Other                                                                                      14,728                 13,726
                                                                                      -----------            -----------
Total                                                                                 $ 1,004,443            $ 1,011,409
                                                                                      ===========            ===========

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


11.   Redeemable Preferred Stock

On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC ("Yucaipa"), together referred to as the "Preferred Stock," for approximately $162.2 million, after deducting approximately $12.8 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock is convertible into shares of our Company's common stock, par value $1.00 per share (the "Common Stock"), at an initial conversion price of $5.00 per share of Common Stock. The Preferred Stock is convertible upon the one-year anniversary of the issuance of Preferred Stock provided that prior to receiving shareholder approval, the Preferred Stock will not be exercisable into greater than 19.99% of the Common Stock outstanding prior to the issuance of the Preferred Stock. The 57,750 shares that are currently convertible without shareholder approval are classified as temporary stockholders' equity since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company. The 117,250 shares that require shareholder approval in order to become convertible are classified as a "Preferred stock liability".

Prior to shareholder approval, the holders of Series A Convertible Preferred Stock have the right to vote on an as-converted basis provided that the aggregate number of votes entitled to be cast by the Series A Convertible Preferred Stock does not exceed 19.99% and the Series A-T Convertible Preferred Stock does not exceed 1% of the voting power of the common stock outstanding immediately prior to the issuance of the Series A Convertible Preferred Stock.

Our Company is required to redeem all of the outstanding Preferred Stock on August 1, 2016 (the "Maturity Date"), at 100.0% of the liquidation preference, plus all accrued and unpaid dividends. Subject to the repurchase rights of the investors, the Preferred Stock is not redeemable prior to the Maturity Date. At any time after December 3, 2012, in the event of any fundamental change, the investors may elect to request our Company to repurchase the Preferred Stock in cash at 101% of the liquidation preference amount plus any accrued and unpaid dividends.

The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company is not able to pay the dividends fully in cash. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 12 weeks ended September 12, 2009, we accrued Preferred Stock dividends of $1.6 million, $1.1 million of which has been recorded within "Interest expense" and $0.5 million recorded within "Additonal paid-in capital". In addition, during the 12 weeks ended September 12, 2009, we recorded $0.2 million of deferred financing fees amortization, $0.1 million of which was recorded within "Interest expense" and $0.1 million recorded within "Additional paid-in capital".

The portion of the issuance recorded within "Preferred stock liability" is recorded at fair value, with the related issuance cost amortization recorded within "Interest expense".

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


The shares classified within temporary equity contained an embedded beneficial conversion feature as the fair value of the Company's common stock on the date of issuance, $5.67 per share, was in excess of the effective conversion price of $4.74 per share, which represents the $5.00 per share conversion price reduced for fees paid to the investors. This embedded beneficial conversion feature resulted in a discount of $10.8 million, which has been recorded within "Additional paid-in capital" and will be amortized over a seven-year period from the date of issuance until the stated redemption date. During the 12 weeks ended September 12, 2009, we accreted $0.2 million relating to the beneficial conversion feature through "Additional paid-in capital".

Certain features of the Preferred Stock constitute derivatives separate from the Preferred Stock; however, at issuance, those features had little or no value and are not expected to have significant value for the foreseeable future.

12.  Indebtedness and Other Financial Liabilities

Series A and B Warrants
-----------------------
As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,965,858 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants, respectively. The Series A warrants were exercised on May 7, 2008 at a price of $18.36; the Series B warrants are exercisable at $32.40 and expire on June 9, 2015. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require our Company to purchase our common stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, our Company does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of our shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on our Company's current stock price.

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares. Included in "Nonoperating income" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $48.8 million and $76.0 million, respectively, for Series B warrants market value adjustments. "Nonoperating income" for the 12 and 28 weeks ended September 12, 2009 includes a loss of $7.1 million and $9.0 million, respectively, relating to market value adjustments for Series B warrants. The value of the Series B warrants as of September 12, 2009 and February 28, 2009 was $13.7 million and $4.8 million, respectively, and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                         Sept. 12, 2009        February 28, 2009
                                                         --------------        -----------------
         Expected life                                     5.74 years            6.28 years
         Volatility                                           65.6%                  61.3%
         Dividend yield range                                  0%                     0%
         Risk-free interest rate                              2.29%                  2.69%

Public Debt Obligations
-----------------------
On December 18, 2007, we completed a public offering and issued $165.0 million 5.125% Convertible Senior Notes due 2011 and $255.0 million 6.750% Convertible Senior Notes due 2012. The 5.125% Notes are not redeemable at our option at any time. The 6.750% Notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 5.125% Notes is $36.40, representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 6.750% Notes is $37.80, representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash.

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, our Company accounted for the conversion features as freestanding instruments. The notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted through "Interest expense" to the par value of the notes over the life of the notes. The value of the conversion features was determined utilizing the Black-Scholes option pricing model and recorded as a long-term liability. The portion of the conversion features for which there was not shares available for settlement of conversions was marked to market each balance sheet date. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000, based on a majority vote by our stockholders. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $1.7 million and a gain of $9.4 million, respectively, in "Nonoperating income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 28 weeks ended September 6, 2008, the gain that was recorded in "Nonoperating income" in our Consolidated Statement of Operations for the conversion features of the 6.750% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the settlement of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.750% convertible senior notes of $13.8 million and $14.7 million, respectively, was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008. The following assumptions and estimates were used in the Black-Scholes model:

                                                              As of
                                                          June 26, 2008
                                                          -------------
         Expected life                                      3.0 years
         Volatility                                          33.4%
         Dividend yield range                                  0%
         Risk-free interest rate range                        3.11%

The $255.0 million aggregate principal amount of the 6.750% Convertible Senior Notes due 2012 is subject to the provisions of FSP APB 14-1, which we adopted during our first quarter ended June 20, 2009 (refer to

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Note 2 - Impact of New Accounting Pronouncements). We estimate that our effective interest rate for similar debt without the conversion feature is approximately 12.000%. During the 12 weeks ended September 12, 2009 and September 6, 2008, we recognized additional non-cash interest expense of $1.0 million and $0.7 million, respectively, relating to our adoption of FSP APB 14-1. During the 28 weeks ended September 12, 2009 and September 6, 2008, we recognized additional non-cash interest expense of $2.2 million and $1.7 million, respectively, relating to our adoption of FSP APB 14-1. The net carrying value of outstanding debt as of September 12, 2009 and February 28, 2009 was $219.7 million and $215.1 million, respectively, net of unamortized discount of $35.3 million and $39.9 million, respectively. As of September 12, 2009, our remaining unamortized discount will be recognized as follows:

         Remainder of 2009                                 $     4,187
         2010                                                    9,884
         2011                                                   11,139
         2012                                                   10,140
                                                           -----------
                                                           $    35,350
                                                           ===========

Senior Secured Notes
--------------------
On August 4, 2009, we completed a $260.0 million offering of 11.375% senior secured notes due 2015 (the "Notes") at a price equal to 97.385% of their face value. The Notes represent second lien secured obligations, guaranteed by all of our Company's domestic subsidiaries. The Notes bear interest at a fixed rate of 11.375% payable semi-annually in cash. As of September 12, 2009, the carrying value of the notes was $253.3 million. The proceeds from this offering and our preferred stock offering on August 4, 2009 (Refer to Note 11 - Redeemable Preferred Stock) were used to repay a portion of our existing variable debt.

The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States, only to non-U.S. investors pursuant to Regulation
S. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes contain the usual and customary covenants found in secured notes, including, among other things, restrictions on the incurrence of additional indebtedness, asset sales, liens and restricted payments.

Credit Agreement
----------------
On December 3, 2007, we entered into a new $675.0 million Credit Agreement with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger. On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitments was converted into a $50.0 million term loan tranche, which was collaterized by certain real estate assets at an increased margin rate. On July 23, 2009, our Company amended the Amended and Restated Credit Agreement in connection with the private offering of senior secured notes and the sale of preferred stock. The amended agreement increases the applicable margins on credit advances, reduces commitments by $20.0 million, reduces the collateral advance and provides for certain other amendments. Subject to borrowing base requirements, the amended Credit Agreement provides for a five-year term loan of $82.9 million, the previously issued five year term loan of $50.0 million and a five-year revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


includes a $100.0 million accordion feature, which provides us with the ability to increase commitments from $655.0 million to $755.0 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. The Pathmark leaseholds are removed as eligible collateral throughout fiscal 2009, which resulted in a reduction in borrowing availability of $25.0 million on March 1, 2009 and $25.0 million on June 1, 2009 and will result in reductions of an additional $23.0 million on December 1, 2009, for a total reduced borrowing availability of approximately $73.0 million. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares, as well as make bond repurchases. This agreement expires in December 2012.

As of September 12, 2009, there were $132.9 million of loans and $199.6 million in letters of credit outstanding under this agreement. As of September 12, 2009, after reducing availability for borrowing base requirements, we had $231.5 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $251.2 million as of September 12, 2009.

Call Option and Financing Warrants
----------------------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% Notes and $49.00 with respect to the 6.750% Notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares are available and are recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our stockholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model. These financing warrants are no longer classified as a liability as of June 26, 2008. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $4.2 million and a gain of $2.3 million, respectively, relating to these warrants, which was included in "Nonoperating income" on our Consolidated Statements of Operations. The following assumptions and estimates were used in the Black-Scholes model:

                                                          At June 26, 2008
                                                       ---------------------
         Expected life                                 3.3 years - 4.8 years
         Volatility                                           33.4%
         Dividend yield range                                    0%
         Risk-free interest rate range                     3.11% - 3.54%

We understand that on or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC" who accounts for 50% of the call option and financing warrant transactions filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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


13.  Interest Expense

Interest expense is comprised of the following:

                                                         For the 12 weeks ended                 For the 28 weeks ended
                                                    --------------------------------       -------------------------------
                                                    Sept. 12, 2009     Sept. 6, 2008(1)    Sept. 12, 2009   Sept. 6, 2008(1)
                                                    --------------     -------------       --------------   -------------
$675 million Credit Agreement                       $      3,208       $      4,932         $      9,378      $    10,301
Related Party Promissory Note, due Aug. 18, 2011             137                  8                  320                8
11.375% Senior Secured Notes, due Aug. 1, 2015             3,565                 --                3,565               --
9.125% Senior Notes, due December 15, 2011                   270                270                  630              630
5.125% Convertible Senior Notes,
     due June 15, 2011                                     1,951              1,946                4,553            4,541
6.750% Convertible Senior Notes,
     due December 15, 2012                                 3,972              3,961                9,268            9,243
9.375% Notes, due August 1, 2039                           4,280              4,315               10,124           10,068
Capital Lease Obligations and
     Real Estate Liabilities                              11,964             10,975               28,047           28,054
Dividends on Preferred Stock Liability                     1,082                 --                1,082               --
Self Insurance and GHI Interest                            3,446              1,913                8,128            4,464
GHI Discount Rate Adjustment and
     COLI Non-cash Interest                                8,443                777               14,087            1,812
Amortization of Deferred Financing Fees
      and Discounts                                        6,073              5,312               13,306           12,141
Other                                                        168                271                  319              344
                                                    ------------       ------------         ------------      -----------
     Total                                          $     48,559       $     34,680         $    102,807      $    81,606
                                                    ============       ============         ============      ===========

(1) The interest expense associated with the 6.750% convertible senior notes increased by $0.7 million and $1.7 million, respectively, from the amounts reported in our Form 10-Q for the 12 and 28 weeks ended September 6, 2008 as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to Note 2 - Impact of New Accounting Pronouncements for additional information.


14.  Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average shares outstanding for the reporting period. Diluted earnings (loss) per share reflects all potential dilution, using either the treasury stock method or the "if-converted" method, and assumes that the

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


convertible debt, stock options, restricted stock, performance restricted stock, warrants, preferred stock, and other potentially dilutive financial instruments were converted into common stock on the first day of the period. If the conversion of a potentially dilutive security yields an antidilutive result, such potential dilutive security is excluded from the diluted earnings per share calculation.

The following table contains common share equivalents, which were not included in the loss per share calculations as their effect would be antidilutive:

                                                            12 Weeks Ended                         28 Weeks Ended
                                                    --------------------------------       ------------------------------
                                                    Sept. 12, 2009     Sept. 6, 2008       Sept. 12, 2009   Sept. 6, 2008
                                                    ---------------    -------------       --------------   -------------

   Stock options                                       2,608,718         1,767,767            2,174,533         1,751,110
   Warrants                                              686,277           686,277              686,277           686,277
   Performance restricted stock units                    512,578           524,843              657,242           524,843
   Restricted stock units                              1,440,176                --              808,262                --
   Financing warrant                                  11,278,988        11,278,988           11,278,988        11,278,988
   Preferred stock                                    11,590,600                --           11,590,600                --
   Convertible debt                                    3,553,806         3,553,806            8,086,769         3,553,806

The portion of our August 2009 preferred stock issuance recorded within "Preferred stock liability" is not included in our Company's earnings (loss) per share calculation or the above table due to the fact that the related shares are not legally convertible without prior shareholder approval.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                            12 Weeks Ended                        28 Weeks Ended
                                                    --------------------------------       ------------------------------
                                                    Sept. 12, 2009     Sept. 6, 2008       Sept. 12, 2009   Sept. 6, 2008
                                                    ---------------    -------------       --------------   -------------
Loss from continuing operations                     $     (62,159)     $      (4,289)      $     (120,463)  $      (1,501)
Preferred stock dividends                                    (533)                --                 (533)             --
Beneficial conversion feature amortization                   (178)                --                 (178)             --
                                                    --------------     -------------       --------------   -------------
Loss from continuing operations - basic                   (62,870)            (4,289)            (121,174)         (1,501)

Adjustments for convertible debt (1)                      (25,573)           (35,846)             (11,971)        (44,085)
Adjustments on Other financial liabilities (2)              7,080            (48,846)               8,955         (75,964)
                                                    --------------     -------------       --------------   -------------
Loss from continuing operations-diluted             $     (81,363)     $     (88,981)      $     (124,190)  $    (121,550)
                                                    ==============     =============       ==============   =============


Weighted average common shares outstanding             58,124,672         57,654,527           57,947,659      57,627,273
Share lending agreement (3)                            (4,927,944)        (8,134,002)          (4,927,944)     (8,134,002)
                                                    --------------     -------------       --------------   -------------
 Common shares outstanding-basic                       53,196,728         49,520,525           53,019,715      49,493,271

Effect of dilutive securities:
Convertible debt (1)                                    7,725,182          7,725,182            3,192,219       7,725,182
Convertible financial liabilities (2)                 (34,307,444)        (4,975,613)         (35,167,204)     (2,972,222)
                                                    --------------     -------------       --------------   -------------
Common shares outstanding-diluted                      26,614,466         52,270,094           21,044,730      54,246,231
                                                    ==============     =============       ==============   =============

(1) We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount. (Refer to Note 12 - Indebtedness and Other Financial Liabilities). For purposes of determining if an application of the "if-converted method" to these convertible instruments produces a dilutive result, we always consider the combined impact of the numerator and

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


    denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.
(2) Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement. (Refer to Note 12
    - Indebtedness and Other Financial Liabilities). These warrants are marked-to-market on our income statement. For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased. For purposes of determining if an application of the treasury stock method produces a dilutive result, we assume proceeds are used to repurchase common stock and we adjust the numerator similar to the adjustments required under the "if-converted" method. We always consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, even when the average market price of our common stock for the period is below the warrant's strike price.
(3) We have 8,134,002 loaned shares under our share lending agreements, which are considered issued and outstanding. However, the obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares. On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the "Lehman Bankruptcy"). As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and
    (loss) income per share. For the 12 and 28 weeks ended September 12, 2009 and September 6, 2008, weighted average common shares relating to share lending agreement of 4,927,944 and 8,134,002, respectively, were excluded from the computation of earnings per share.


15.  Retirement Plans and Benefits

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

On June 30, 2007, the UFCW Local 174 Retail Pension Fund ("UFCW") experienced a mass withdrawal termination, which caused our Company to incur a mass withdrawal liability. On July 14, 2009, our Company signed a Transfer Agreement, pursuant to which our Company agreed to pay UFCW $0.7 million, representing the amount of the mass withdrawal liability owed to UFCW, including benefit payments from July 2007 through July 2009, which has already been accrued in our Consolidated Financial Statements. The remainder of our mass withdrawal liability will be settled by transferring the existing pension benefit liabilities relating to our employees and retirees from UFCW to the A&P Pension Plan. On July 29, 2009, the A&P Pension Plan has been amended for the transfer of the UFCW pension benefit obligation effective July 1, 2009.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


The components of net pension cost were as follows:

                                               For the 12 Weeks Ended             For the 28 Weeks Ended
                                        ---------------------------------  ---------------------------------
                                            Sept. 12,        Sept. 6,          Sept. 12,        Sept. 6,
                                              2009             2008              2009             2008
                                        ---------------   ---------------  ---------------   ---------------
Service cost                            $         1,545   $        1,960   $         3,568   $       3,494
Interest cost                                     6,819            6,279            15,638          13,869
Expected return on plan assets                   (5,708)          (7,496)          (13,319)        (16,562)
Amortization of:
   Net prior service cost                            68               63               159             137
   Actuarial loss                                 1,090               27             2,525              63
Special termination benefits                        250               --               650              --
                                        ---------------   --------------   ---------------   -------------
   Net pension cost                     $         4,064   $          833   $         9,221   $       1,001
                                        ===============   ==============   ===============   =============

Contributions
As of September 12, 2009, we contributed approximately $3.5 million to our defined benefit plans. We plan to contribute approximately $3.5 million to our plans during the remainder of fiscal 2009.

Postretirement Plans
We provide postretirement health care and life insurance benefits to certain union and non-union employees. We recognize the cost of providing postretirement benefits during employees' active service periods. We use our fiscal year end as the measurement date for our postretirement benefits. The components of net postretirement benefits cost (income) were as follows:

                                               For the 12 Weeks Ended             For the 28 Weeks Ended
                                        ---------------------------------  ---------------------------------
                                            Sept. 12,        Sept. 6,          Sept. 12,        Sept. 6,
                                              2009             2008              2009             2008
                                        ---------------   ---------------  ---------------   ---------------
Service cost                            $           117   $          234   $           273   $         546
Interest cost                                       449              529             1,048           1,234
Amortization of:
   Prior service credit                            (310)            (311)             (725)           (725)
   Actuarial gain                                  (189)              --              (441)             --
                                        ---------------   --------------   ---------------   -------------
Net postretirement benefits cost        $            67   $          452   $           155   $       1,055
                                        ===============   ==============   ===============   =============

GHI Contractual Obligation
We have a contractual obligation to fund pension benefits for certain employees of Grocery Haulers, Inc. ("GHI") who handle transportation and logistics services for our Pathmark stores. Upon our acquisition of Pathmark in December 2007, this obligation was accounted for as an unfavorable contract based on liabilities allocable to GHI, net of related assets, which were held by the Multiemployer Pension Plan ("the Fund") jointly sponsored by the Local 863 Union and various other employers. Effective August 29, 2008, GHI, the Fund, and our Company entered into a series of agreements which collectively provided that:
(i) GHI withdrew from the Fund; (ii) our Pathmark Pension Plan would be amended to become a multiple employer plan to provide for the participation in the plan by certain GHI employees; and (iii) the Fund liabilities allocable to GHI and a portion of the Fund assets would be transferred to the Pathmark Pension Plan. As a result, pension assets attributable to GHI's employees of $13.6 million were transferred from

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


the Fund in January 2009 and combined with the existing Pathmark Pension Plan's assets. Since the assets in the Pathmark Pension Plan are available to pay pension benefits of both our Company's employees and GHI's employees servicing our Pathmark stores, the transferred assets are treated as pension plan assets. However, since GHI's employees covered by this plan are not employees of our Company, our obligation to fund their pension benefits is accounted for as a separate contractual obligation at its fair value.

As of September 12, 2009 and February 28, 2009, the fair value of our contractual obligation to GHI's employees was $99.1 million and $91.4 million, respectively, using discount rates of 5.750% and 7.000%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relating to pension benefits for GHI's employees is included within "Other accruals" and "Other non-current liabilities" in our Consolidated Balance Sheets. Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within "Cost of merchandise sold" in our Consolidated Statements of Operations at their current value. Accretion of the obligation to present value is recorded within "Interest expense" in our Consolidated Statements of Operations. During the 12 and 28 weeks ended September 12, 2009, we recognized service costs of $0.2 million and $0.4 million, respectively, and interest expense of $9.0 million and $15.4 million, respectively, representing interest accretion and the impact of the lower discount rate used to value this obligation, resulting from a decline in the published zero-coupon AA corporate bond yields. During the 28 weeks ended September 12, 2009, benefit payments of $8.1 million were made by the Pathmark Pension Plan.


16.   Stock Based Compensation

During the 12 and 28 weeks ended September 12, 2009, compensation expense related to share-based incentive plans was $1.2 million and $4.1 million, after tax, respectively, compared to $2.1 million and $7.0 million, after tax, during the 12 and 28 weeks ended September 6, 2008, respectively. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 12, 2009 was $0.4 million and $0.8 million, respectively, related to expensing of stock options, $0.4 million and $0.5 million, respectively, relating to expensing of restricted stock units, $0.2 million and $2.4 million, respectively, relating to expensing of performance restricted stock units, and $0.2 million and $0.4 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders. Included in share-based compensation expense recorded during the 12 and 28 weeks ended September 6, 2008 was $0.2 million and $0.8 million, respectively, related to expensing of stock options, $1.8 million and $5.9 million, respectively, relating to expensing of restricted stock, and $0.1 million and $0.3 million, respectively, relating to expensing of common stock granted to our Board of Directors at the Annual Meeting of Stockholders. We did not capitalize any of our stock based compensation costs during the 12 and 28 weeks ended September 12, 2009 and the 12 and 28 weeks ended September 6, 2008.

At September 12, 2009, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2008 Annual Report on Form 10-K.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Stock options
-------------

The following is a summary of the stock option activity during the 28 weeks ended September 12, 2009:

                                                                            Weighted      Weighted Average
                                                                             Average          Remaining          Aggregate
                                                                            Exercise         Contractual         Intrinsic
                                                              Shares          Price          Term (years)          Value
                                                           ------------    ----------     ----------------     -------------
         Outstanding at February 28, 2009                     1,551,934    $    23.77
             Granted                                          1,010,319          4.01
             Canceled or expired                                (69,813)        26.70
             Exercised                                             (477)         3.86
                                                           ------------    ----------
         Outstanding at September 12, 2009                    2,491,963    $    15.68                5.7       $         3.5
                                                           ============    ==========     ==============       =============

         Exercisable at:
             September 12, 2009                               1,325,506    $    23.06                2.3       $         0.3
                                                                                          ==============       =============
         Nonvested at:
             September 12, 2009                               1,166,457    $     7.30                9.5       $         3.2
                                                                                          ==============       =============

Fair values for each stock option grant were estimated using a Black-Scholes valuation model which utilized assumptions as detailed in the following table for expected life based upon historical option exercise patterns, historical volatility and risk-free rate based on the U.S. Treasury constant maturities in effect at the time of grant. Our stock options have a contractual term of 10 years. The following assumptions were in place for grants that occurred during the 28 weeks ended September 12, 2009 and September 6, 2008:

                                                 28 Weeks Ended        28 Weeks Ended
                                                 Sept. 12, 2009        Sept. 6, 2008
                                               ------------------      --------------
                  Expected life                      7 years              7 years
                  Volatility                            126%                 52%
                  Risk-free interest rate              0.05%                2.96%

The weighted average grant date fair value of stock options granted during the 28 weeks ended September 12, 2009 and September 6, 2008 was $3.63 and $14.64, respectively. Options granted during fiscal 2009 vest 33% during each of the fiscal years 2009, 2010 and 2011. Options granted during fiscal 2008 vest 25% on each anniversary date of issuance over a four year period. As of September 12, 2009, approximately $4.7 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.5 years.

The total intrinsic value of options exercised during 28 weeks ended September 12, 2009 and September 6, 2008 was nil and $0.5 million, respectively.

The amount of cash received from the exercise of stock options during the 28 weeks ended September 12, 2009 was not significant.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Restricted Stock Units
----------------------

During the first quarter of fiscal 2009, our Company granted 1,440,176 shares of time-vested restricted stock awards to certain eligible employees, with a total grant date fair value of $5.8 million, which is based on the fair market value of our Company's common stock at the date of grant. One-fourth of these awards will vest at the end of fiscal 2009 and three-fourths will vest at the end of fiscal 2011, subject to meeting the appropriate eligibility and service conditions. As of September 12, 2009, approximately $4.1 million, net of tax, of total unrecognized compensation expense relating to these restricted stock units is expected to be recognized through fiscal 2012.

The following is a summary of the restricted stock units activity during the 28 weeks ended September 12, 2009:

                                                                            Weighted
                                                                             Average
                                                                            Grant Date
                                                             Shares         Fair Value
                                                          -------------    -------------
         Nonvested at February 28, 2009                              --    $          --
             Granted                                          1,440,176             4.01
             Canceled or expired                                     --               --
             Vested                                                  --               --
                                                          -------------    -------------
         Nonvested at September 12, 2009                      1,440,176    $        4.01
                                                          =============    =============

Performance Restricted Stock Units

The following is a summary of the performance restricted stock units activity during the 28 weeks ended September 12, 2009:

                                                                            Weighted
                                                                             Average
                                                                            Grant Date
                                                             Shares         Fair Value
                                                          -------------    -------------
         Nonvested at February 28, 2009                       1,815,537    $       26.17
             Granted                                          1,439,673             4.01
             Canceled or expired                               (226,875)           26.53
             Vested                                            (585,795)           15.97
                                                          -------------    -------------
         Nonvested at September 12, 2009                      2,442,540    $       15.52
                                                          =============    =============

Performance restricted stock units are granted at the fair market value of our Company's common stock at the date of grant, adjusted by an estimated forfeiture rate.

During the 28 weeks ended September 12, 2009, our Company granted 1,439,673 shares of performance restricted stock units to selected employees for a total grant date fair value of $5.8 million. Approximately $4.6 million of unrecognized fair value compensation expense relating to these performance restricted stock units, and those issued in the previous years is expected to be recognized through fiscal 2011, based on estimates of attaining vesting criteria.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Performance restricted stock units issued during fiscal 2009 are earned based on our Company achieving certain operating targets in fiscal 2009. One-third of these awards are scheduled to vest at the end of fiscal 2009 and two-thirds are scheduled to vest at the end of fiscal 2010, subject to meeting the appropriate eligibility and service conditions. During the 12 weeks ended September 12, 2009, our Company reversed the stock compensation expense for our fiscal 2009 performance restricted stock units grant recorded during the first quarter of fiscal 2009, due to our determination that the related performance conditions will not be achieved.

On May 21, 2009, our Board of Directors modified the terms of the performance restricted stock units granted in fiscal 2007 under our executive and non-executive Closing & Integration Incentive Plan ("CLIIP"), by removing the achievement of specific stock price targets as a precondition to the vesting of earned units. The Board also approved a modification of the vesting schedule for non-executives such that earned units will vest as follows: one-third in July 2009, one-third in July 2010 and one-third in July 2011. Vesting of earned units for executives will occur on December 3, 2010. All vesting remains subject to the other terms and conditions of the CLIIP. Additionally, on July 16, 2009, the Board determined that 100% of the restricted stock units had been earned under the CLIIP. In connection with this decision, we reversed $0.4 million of previously recognized expense for the ancillary shares during the 12 weeks ended September 12, 2009.

As a result of the foregoing modification and Board determination, our Company will incur an additional incremental compensation cost of $1.5 million, of which $0.2 million and $0.5 million has been recorded during the 12 and 28 weeks ended September 12, 2009, respectively, and is being recognized over the remainder of the new vesting period.

The total fair value of units that vested during the 28 weeks ended September 12, 2009 and 28 weeks ended September 6, 2008 was $3.0 million and $12.1 million, respectively.


17.  Income Taxes

The income tax provisions recorded for the 12 and 28 weeks ended September 12, 2009 and September 6, 2008 reflect our estimated expected annual tax rates applied to our respective financial results.

A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. In addition, a valuation allowance is recognized if, based on existing facts and circumstances, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon our continued assessment of the realization of our net deferred tax asset and our historic cumulative losses, we concluded that it was appropriate to record a valuation allowance in an amount that would reduce our net deferred tax asset the amount expected to be realized. For the 12 and 28 weeks ended September 12, 2009, the valuation allowance decreased by $2.1 million and increased by $21.8 million, respectively, to reflect generation of additional operating losses, offset by an adjustment to the valuation allowance that was released in connection with the original purchase price allocation for Pathmark. For the 12 and 28 weeks ended September 6, 2008, the valuation allowance increased by $33.2 million and $79.8 million, respectively, to reflect the increase in deferred income tax assets recorded relating to the purchase price allocation adjustment relating to our acquisition of Pathmark Stores, Inc., as

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


well as generation of additional net operating losses. To the extent that our operations generate sufficient taxable income in future periods, we will reverse the income tax valuation allowance. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of September 12, 2009, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008. With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2003 and prior.

As of September 12, 2009, there have been no changes to our Company's uncertain tax position disclosures as discussed in Note 14 of our Company's Fiscal 2008 Annual Report on Form 10-K. At this time, we estimate that the amount of our gross unrecognized tax positions may decrease by up to approximately $154.0 million within the next 12 months, primarily due to the settlement of ongoing audits and lapses of statutes of limitations in certain jurisdictions. Any decrease in our Company's gross unrecognized tax positions would require a re-evaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate.

For the 12 and 28 weeks ended September 12, 2009 and September 6, 2008, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

On July 30, 2008, The Housing Assistance Act of 2008 ("the Act") was signed into law. The Act contained a provision allowing corporate taxpayers to make an election to treat certain unused research and Alternative Minimum Tax (AMT) credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for "eligible qualified property" placed in service through the end of fiscal 2008. The American Reinvestment and Recovery Tax Act, which was enacted on February 17, 2009, extended this election through 2009. We expect the refund to be approximately $1.7 million for the 28 weeks ended September 12, 2009, for a total refund of $4.1 million to date.

The effective tax rate on continuing operations of 3.1% and 31.9% for the 12 weeks ended September 12, 2009 and September 6, 2008, respectively, and 1.3% and 263.0% for the 28 weeks ended September 12, 2009 and September 6, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of additional valuation allowance and the impact of the Pathmark financing.

As of September 12, 2009, we had $548.5 million in federal Net Operating Loss ("NOL") carryforwards that expire between 2023 and 2029, some of which are subject to an annual limitation. The federal NOL carryforwards include $7.4 million related to the excess tax deductions relating to stock option plans that have yet to reduce income taxes payable. Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in "Additional paid-in capital". In addition, our Company had state loss carryforwards of $5.6 million that expire during fiscal 2009 and approximately $1.0 billion that will expire between fiscal 2010 and fiscal 2029. Our Company's general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2029, some of which are subject to an annual limitation.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


At September 12, 2009 and February 28, 2009, we had a net current deferred tax asset which is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $31.9 million and $36.9 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of $93.8 million and $65.9 million, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other non-current liabilities" and "Other assets" on our Consolidated Balance Sheets of $162.8 million as of both dates.


18.  Operating Segments

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

Interim information on segments is as follows:

                                                                 Sales by Category
                                        -------------------------------------------------------------------
                                             For the 12 weeks ended              For the 28 weeks ended
                                        --------------------------------   --------------------------------
                                        Sept. 12, 2009    Sept. 6, 2008    Sept. 12, 2009    Sept. 6, 2008
Grocery (1)                             $     1,429,161   $    1,502,879   $     3,368,761   $    3,538,728
Meat (2)                                        391,877          419,488           918,648          969,243
Produce (3)                                     244,023          260,269           567,895          597,330
                                        ---------------   --------------   ---------------   --------------
Total                                   $     2,065,061   $    2,182,636   $     4,855,304   $    5,105,301
                                        ===============   ==============   ===============   ==============

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.
(2)   The meat category includes meat, deli, bakery and seafood.
(3)   The produce category includes produce and floral.

                                             For the 12 weeks ended              For the 28 weeks ended
                                        --------------------------------   --------------------------------
                                        Sept. 12, 2009    Sept. 6, 2008    Sept. 12, 2009    Sept. 6, 2008
                                        ---------------   --------------   ---------------   --------------
Sales
   Fresh                                $     1,042,713   $    1,118,794   $     2,429,453   $    2,580,627
   Price Impact**                               898,655          947,792         2,137,878        2,249,981
   Gourmet                                       56,010           56,717           141,391          141,745
   Other                                         67,683           59,333           146,582          132,948
                                        ---------------   --------------   ---------------   --------------
Total sales                             $     2,065,061   $    2,182,636   $     4,855,304   $    5,105,301
                                        ===============   ==============   ===============   ==============

Segment income (loss)
   Fresh                                         32,768           29,044            74,009           65,235
   Price Impact                                 (15,313)          (2,926)          (17,088)          17,454
   Gourmet                                        3,311            2,475            11,430            9,890
   Other                                            734              641             1,657            1,305
                                        ---------------   --------------   ---------------   --------------
Total segment income                             21,500           29,234            70,008           93,884
   Corporate                                    (15,515)         (22,961)          (61,751)         (71,424)
   Reconciling items*                           (14,551)         (17,796)          (18,659)         (31,892)
                                        ---------------   --------------   ---------------   --------------
(Loss) from continuing operations                (8,566)         (11,523)          (10,402)          (9,432)
   Nonoperating income (loss)                    (7,079)          42,895            (8,954)          91,492
   Interest expense (1)                         (48,559)         (34,680)         (102,807)         (81,606)
   Interest and dividend income                      51               57                92              467
                                        ---------------   --------------   ---------------   --------------
(Loss) income from continuing operations
   before income taxes                  $       (64,153)  $       (3,251)  $      (122,071)  $          921
                                        ===============   ==============   ===============   ==============

(1) The interest expense associated with the 6.750% Convertible Senior Notes increased by $0.7 million and $1.7 million, respectively, from the amounts reported in our Form 10-Q for the 12 and 28 weeks ended September 6, 2008 as a result of the retrospective application of FSP APB 14-1, which we adopted during the first quarter of fiscal 2009. Refer to Note 2 - Impact of New Accounting Pronouncements for additional information.

The following table presents our segment depreciation and amortization:

                                             For the 12 weeks ended              For the 28 weeks ended
                                        --------------------------------   --------------------------------
                                        Sept. 12, 2009    Sept. 6, 2008    Sept. 12, 2009    Sept. 6, 2008
                                        ---------------   --------------   ---------------   --------------
Segment depreciation and amortization
   Fresh                                $        19,152   $       21,116   $        45,446   $       49,769
   Price Impact**                                22,925           23,406            53,483           53,568
   Gourmet                                        2,148            2,387             5,049            5,570
   Other                                          1,015              853             2,235            1,981
                                        ---------------   --------------   ---------------   --------------
Total segment depreciation and
    amortization - continuing operations         45,240           47,762           106,213          110,888
    Corporate                                    12,544           13,035            29,359           29,936
                                        ---------------   --------------   ---------------   --------------
Total company depreciation and
   amortization                         $        57,784   $       60,797   $       135,572   $      140,824
                                        ===============   ==============   ===============   ==============

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


* Reconciling items for the 12 and 28 weeks ended September 12, 2009, which are not included in segment income primarily include: (i) losses on real estate activity of $11.5 million and $9.2 million, respectively, (ii) net restructuring and other costs of $2.2 million and $4.8 million, respectively,(iii) pension withdrawal costs of nil and $2.4 million, respectively, and (iv) LIFO reserve adjustments of $0.9 million and $2.2 million, respectively. Reconciling items for the 12 and 28 weeks ended September 6, 2008 include: (i) Pathmark integration and other restructuring costs of $10.6 million and $22.6 million, respectively, (ii) LIFO reserve adjustments of $1.5 million and $3.0 million, respectively, and (iii) real estate related activity of $5.6 million and $6.4 million, respectively.
** Includes results from Fresh stores that have been subsequently converted to Price Impact stores.


19.      Related Party Transactions

On August 4, 2009, the Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa for net proceeds of approximately $162.2 million. Concurrently with the issuance of the Preferred Stock, the Company entered into an amended and restated stockholder agreement with Tengelmann (the "Amended and Restated Tengelmann Stockholder Agreement") and an amended and restated stockholder agreement with Yucaipa (the "Amended and Restated Yucaipa Stockholder Agreement" and, together with the Amended and Restated Tengelmann Stockholder Agreement, the "Stockholder Agreements"), amended its By-laws and filed Articles Supplementary with respect to the Preferred Stock, appointed two additional Yucaipa directors to the Company's Board and reelected four existing Tengelmann directors to the Company's Board.

Without Tengelmann and Yucaipa's approval, the Company may not consummate certain business combinations, issue additional equity securities, amend the Company's charter or by-laws, make amendments to Board committee charters which would circumvent the Stockholder Agreements, take actions which would dilute their ownership, take actions to amend certain of the Company's existing indebtedness or limit the Company's ability to pay cash dividends on the Preferred Stock. In addition, depending upon specified ownership thresholds maintained by Tengelmann and Yucaipa, without the approval of a majority of Tengelmann-appointed directors and at least one Yucaipa-appointed director, the Company may not enter into certain acquisitions or dispositions of assets, offer or repurchase equity securities, incur debt above specified levels or declare dividends on the Company's common stock. Based upon certain ownership thresholds, without Tengelmann's approval, the Company may not adopt certain anti-takeover measures or enter into affiliates transactions and the approval of a majority of Tengelmann directors may be required in order to adopt or amend any long-term strategic plan, adopt or amend any operating plan or budget or make capital expenditures over a certain threshold or appoint a chief executive officer.

The Company granted certain registration rights, preemptive rights and rights to nominate directors to the Company's Board to Tengelmann and Yucaipa and certain tag-along rights to Yucaipa. In addition, Yucaipa granted the Company a right of first offer under certain circumstances on the transfer of voting power, which if exercised by the Company would then provide Tengelmann the right to purchase any such securities, pursuant to an agreement between the Company and Tengelmann.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Until August 4, 2014, or earlier if certain conditions occur, Yucaipa is subject to a standstill provision which prevents Yucaipa, without the approval of the majority of the Board of Directors (excluding the directors designated by Yucaipa), from acquiring beneficial ownership of securities above a 35.5% common stock threshold. Prior to December 4, 2010, subject to limited exceptions, Yucaipa may not transfer its Preferred Stock and is prohibited from transferring any securities to certain designated persons.


20.  Commitments and Contingencies

Supply Agreement

On March 7, 2008, we entered into a definitive agreement with C&S Wholesale Grocers, Inc. ("C&S") whereby C&S will provide warehousing, logistics, procurement and purchasing services (the "Services") in support of our Company's entire supply chain. This agreement replaces and supersedes three (3) separate wholesale supply agreements under which the parties had been previously operating. The term of the agreement is ten and one-half (10-1/2) years, which includes a six-month "ramp-up" period during which the parties will transition to the new contractual terms and conditions. The agreement provides that the actual costs of performing the services shall be reimbursed to C&S on an "open-book" or "cost-plus" basis, whereby the parties will negotiate annual budgets that will be reconciled against actual costs on a periodic basis. The parties will also annually negotiate services specifications and performance standards that will govern warehouse operations. The agreement defines the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale at our Company's stores, as well as the parties' respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon our cost savings and increases in retail sales volume. The contract provides that we will purchase virtually all of our warehoused inventory from C&S. Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms. However, a change in suppliers could cause a delay in distribution and a possible loss of sales which would affect our results adversely.

Lease Related

Lease Assignment
----------------
On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS"). Pursuant to the terms of the agreement, Pathmark was to receive $87.0 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease. CPS deposited $6.0 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement. The assignment of the lease was scheduled to close on December 28, 2007. On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS's notice of termination as we believe CPS's position is without merit. Because we are challenging the validity of CPS's December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007. CPS's

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


breach, if proven, would entitle us to keep the escrow. Both parties have taken legal action to obtain the $6.0 million deposit held in escrow.

Other
-----
In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 12, 2009, 196 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $608.7 million, which could be partially or totally offset by reassigning or subletting these leases.

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

In April 2006, the plaintiffs filed a motion for class certification. In July 2007, the Court granted the plaintiffs' motion and certified the class as follows: All full-time hourly employees of Defendants who were employed in Defendants' supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages. In December 2008, the Court approved the Form of Notice, which included an "opt-out" provision and in January 2009, the Plaintiffs mailed the Notice to potential class members and the opt-out deadline expired in March 2009. The parties have commenced discovery. Our Company intends to move to decertify the class once certain discovery has been completed.

As discovery on the plaintiffs has recently commenced, neither the number of class participants nor the sufficiency of their respective claims can be determined at this time.

                 The Great Atlantic & Pacific Tea Company, Inc.
            Notes to Consolidated Financial Statements -- Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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


21.  Subsequent Events

Our Company concluded that there were no subsequent events that have occurred from September 12, 2009 through October 20, 2009, the date of filing of this Quarterly Report on Form 10-Q.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. It should be read in conjunction with our consolidated financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o Basis of Presentation - a discussion of our Company's results during the 12 and 28 weeks ended September 12, 2009 and September 6, 2008.
o Overview - a general description of our business; the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2009 to assist in understanding the business.
o Results of Operations and Liquidity and Capital Resources - a discussion of results for the 12 weeks ended September 12, 2009 compared to the 12 weeks ended September 6, 2008; results for the 28 weeks ended September 12, 2009 compared to the 28 weeks ended September 6, 2008; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements of The Great Atlantic & Pacific Tea Company, Inc. for the 12 and 28 weeks ended September 12, 2009 and September 6, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2008 Annual Report to Stockholders on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 432 stores as of September 12, 2009.

For the 28 weeks ended September 12, 2009, we operated in four reportable segments: Fresh, Price Impact, Gourmet and Other. The Other segment includes our Food Basics and Liquor businesses. The criteria necessary to classify the Midwest and Greater New Orleans area as discontinued were satisfied in fiscal 2007 and these operations have been classified as such in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 12, 2009 and September 6, 2008.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


OPERATING RESULTS
-----------------
This quarter was challenging for our Company as the retail market continued to experience one of the most difficult economic environments in recent history. Consumers have continued to trade down to less expensive products, which resulted in increased competition and, as a result, our Company invested more in value driven pricing programs and offerings. In addition, the rate of inflation has decreased significantly with deflation in several categories. As a result, our comparable store sales, which include stores that have been in operation for at least one full fiscal year and replacement stores, declined by 3.8% this quarter.

Our business operates in four formats, which enable us to service customers in every market we serve, with the following operating results:

Fresh
(A&P, Waldbaum's and SuperFresh)
Our Fresh format continues to deliver strong year-over-year improvement in segment income, primarily driven by the higher gross margin rate in the second quarter of fiscal 2009 due to negotiated cost reductions with our vendors, partially offset by a decline in sales.

Price Impact
(Pathmark and Pathmark Sav-A-Center)
Our Price Impact format continued to experience a year-over-year decline in segment income, which was driven by negative comparable store sales and lower gross margins, primarily resulting from higher promotional spending and reduction in everyday prices to stay competitive. Our consumers have been very value focused in this difficult economic environment and have continued to take advantage of our promotions, requiring us to invest more in value driven programs in order to stay competitive. Although, in the shorter term, this has negatively impacted our earnings, we believe that this strategic investment well-positions us to generate long-term growth over time and once the overall economy improves.

Our eight stores that have been converted from the Fresh segment to the Price Impact format are performing very well because converted stores retain the more favorable A&P legacy cost structure, while taking advantage of the higher sales per square foot generated by the traditional Pathmark locations.

Gourmet
(The Food Emporium)
Our Gourmet stores located in Manhattan continue to generate segment income growth despite the economic crisis, primarily due to an increased gross margin rate. We attribute this growth to the premium locations of our Gourmet stores and product offering selective to the neighborhood.

Other
(Food Basics, Best Cellars and A&P Liquors)
The businesses comprising our Other format continued to perform well with a year-over-year increase in segment income due to positive comparable store sales and improved gross margin rate. The businesses within our Other segment traditionally perform well during recessionary economic times.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


OUTLOOK
-------
The current economic indicators including rising unemployment, increasing price competition and deflation have continued to create an even more challenging economic environment. These factors are having an increasingly negative impact on our operations. As a result, our Company has undertaken substantial business optimization initiatives designed to mitigate this downward pressure and improve our performance while taking advantage of the best practices between the legacy A&P and the acquired Pathmark businesses. The following key areas have been identified as business improvement opportunities:

     Improved private label penetration
     Private label penetration tends to increase during recessionary times. Our programs under this initiative are expected to increase gross margins offsetting more promotional investment. Our expansive private label program, which includes our Green Way organic product line, is a critical component of our long-term strategy and will enable us to continue to meet our customer's needs, while addressing their financial constraints with products comparable in quality to their national brand equivalents. Our private label penetration has improved by over 17% from last year in terms of overall sales.

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

     Operating expenses
     We plan to reduce our operating expenses by targeting the following areas:

     o Grocery Stock Losses - Stock losses tend to increase in periods of economic downturn. To combat this trend, we are continuing the rollout of our formal program to reduce stock losses, especially targeting our Price Impact business, which has the highest stock losses. We have implemented a formal program to reduce losses, including conducting internal theft and stock loss awareness training, increasing amount of security in high risk stores, upgrading in-store security cameras and implementing technology to reduce bottom of the basket losses. We are also planning strategic structural changes, such as reducing the amount of products subject to high theft, which should reduce future losses.

     o Trucking and Warehousing Costs - We continue to work with C&S and GHI to further reduce our costs by streamlining deliveries and optimizing trucking routes.

     o Productive labor - We are improving labor productivity by optimizing our formats and utilizing a variety of labor optimization processes.

While these initiatives have been designed to improve the results of our operations, they are based on our management's assumptions in light of the currently available information and cannot guarantee future performance. Our future performance is subject to uncertainties and other risk factors that could have a negative impact on our business and cause actual results to differ materially from our expectations. Refer to Part II. - Item 1A for a description of our Risk Factors.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


This year marks our Company's historic 150th anniversary. We believe that our strong strategic position in the Northeast, our successful format strategy and our resolve to implement strategic changes, positions us to effectively manage the challenging economic environment and remain cautiously optimistic in our long-term prospects. The US retail market continues to face one of the most difficult and challenging years as our customers have experienced lower disposable income. We expect that our customers will continue to be challenged in 2010 and we are adjusting our strategy accordingly.

On August 4, 2009, we consummated the issuance and sale of 175,000 shares of 8.0% Cumulative Convertible Preferred Stock, for net proceeds of approximately $162.2 million. In addition, on August 4, 2009, we completed a $260 million offering of 11.375% senior secured notes due 2015 to qualified institutional buyers at 97.385% of its principal amount. We believe that these transactions will allow us to better manage our liquidity through this recessionary economic environment.

We believe that our present cash resources and the available borrowings from our $655.0 million Amended Credit Agreement and other sources are sufficient to meet our needs for the next twelve months. Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our $655.0 million Amended Credit Agreement would be unable to fulfill their commitments. However, given the current economic environment and credit market crisis, there is no assurance that this may not change in the foreseeable future.


RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focuses on continuing operations. All amounts are in millions, except share and per share amounts.

12 WEEKS ENDED SEPTEMBER 12, 2009 COMPARED TO THE 12 WEEKS ENDED
----------------------------------------------------------------
SEPTEMBER 6, 2008
------------------

OVERALL
-------
Sales for the second quarter of fiscal 2009 were $2,065.1 million, compared with $2,182.6 million for the second quarter of fiscal 2008 due primarily due to a 3.8% decrease in comparable store sales, which include stores that have been in operation for at least one full fiscal year and replacement stores. Loss from continuing operations increased from $4.3 million for the first quarter of fiscal 2008 to a loss from continuing operations of $62.2 million for the second quarter of fiscal 2009, primarily due to a $50.0 million decline in nonoperating income associated with the fair value adjustments for our Series A and Series B warrants, our convertible senior notes, and our financing warrants, as well as $9.0 million of interest expense recorded during the second quarter of fiscal 2009 in connection with our GHI contractual obligation, and $4.9 million of interest expense recorded in connection with our senior secured notes and preferred stock issuances in August 2009. Loss from discontinued operations of $13.8 million for the second quarter of fiscal 2008 increased to a loss from discontinued operations of $18.1 million for the second quarter of fiscal 2009 primarily due to higher occupancy related costs for closed stores recorded during the second quarter of fiscal 2009. Net loss per share - basic and diluted for the second quarter of fiscal 2009 was $(1.52) and $(3.74), respectively, compared to net loss per share - basic of $(0.37) and net loss per share - diluted of $(1.97) for the second quarter of fiscal 2008.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


                                            12 Weeks           12 Weeks
                                              Ended              Ended          Favorable
                                         Sept. 12, 2009      Sept. 6, 2008    (Unfavorable)       % Change
                                         --------------      -------------    -------------      ----------
                                                            (in millions, except percentages)

Sales                                      $  2,065.1          $  2,182.6      $    (117.5)          (5.4)%
(Decrease) increase in comparable
   store sales                                   (3.8)%               2.8%              NA               NA
Loss from continuing operations            $    (62.2)         $     (4.3)     $     (57.9)           >100%
Loss from discontinued operations          $    (18.1)         $    (13.8)     $      (4.3)         (31.2)%
Net loss                                   $    (80.3)         $    (18.1)     $     (62.2)           >100%
Net loss per share - basic                 $    (1.52)         $    (0.37)     $     (1.15)           >100%
Net loss per share - diluted               $    (3.74)         $    (1.97)     $     (1.77)           89.8%


Average weekly sales per supermarket were approximately $417,000 for the second quarter of fiscal 2009 versus $428,000 for the corresponding period of the prior year, a decrease of 2.6%, primarily due to the overall decline in our sales resulting from the current economic environment and its negative effect on consumer spending, as well as a lower rate of inflation.

SALES
-----

                                                For the 12 weeks ended
                                           -------------------------------
                                           Sept. 12, 2009    Sept. 6, 2008
                                           --------------    -------------
                                                    (in thousands)
   Fresh                                   $    1,042,713    $   1,118,794
   Price Impact*                                  898,655          947,792
   Gourmet                                         56,010           56,717
   Other                                           67,683           59,333
                                           --------------    -------------
Total sales                                $    2,065,061    $   2,182,636
                                           ==============    =============

-------------------
* Includes sales from Fresh stores that have been subsequently converted to Price Impact stores.

Sales decreased from $2,182.6 million for the 12 weeks ended September 6, 2008 to $2,065.1 million for the 12 weeks ended September 12, 2009, primarily due to a decrease in comparable stores sales and the absence of sales due to store closures, partially offset by sales from new stores. The decrease in sales in our Fresh segment of $76.1 million was primarily related to the decline in the comparable store sales of $46.8 million and the absence of sales due to store closures of $29.3 million. The decrease in sales in our Price Impact segment of $49.1 million was primarily due to a decline in comparable store sales of $31.7 million and the absence of sales due to store closures of $28.9 million, partially offset by an increase in sales from new stores of $11.5 million. Sales generated by our Gourmet segment decreased by $0.7 million, primarily due to a decline in comparable store sales. The sales increase of $8.4 million, or 14.1%, in our Other segment, representing Discount and Liquor, was primarily driven by sales generated by new stores of $8.3 million.

GROSS MARGIN
------------

Gross margin of $623.4 million increased 34 basis points as a percentage of sales to 30.19% for the second quarter of fiscal 2009 from gross margin of $651.5 million or 29.85% for the second quarter of fiscal 2008, as lower margins from our Price Impact segment were offset by improved margins from our Fresh and Gourmet segments.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


The following table details the dollar impact of items affecting the gross margin dollar (decrease) increase from the second quarter of fiscal 2008 to the second quarter of fiscal 2009 (in millions):

                               Sales Volume         Gross Margin Rate             Total
                               ------------         -----------------       ----------------
Total Company                  $      (35.1)          $         6.9           $      (28.2)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Our Store operating, general and administrative ("SG&A") expense was $631.9 million or 30.60% as a percentage of sales for the second quarter of fiscal 2009, as compared to $663.1 million or 30.38% as a percentage of sales for the second quarter of fiscal 2008.

Included in SG&A for the second quarter of fiscal 2009 are (i) net real estate related costs of $11.5 million, or 56 basis points and (ii) net restructuring and other costs of $2.2 million, or 10 basis points.

SG&A for the second quarter of fiscal 2008 included (i) Pathmark integration and other restructuring related costs of $11.0 million, or 50 basis points, and (ii) net losses on real estate activity of $5.6 million, or 26 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 32 basis points during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, primarily due to lower sales leverage on fixed costs, including increased labor costs of 41 basis points and increased general operating costs of 14 basis points, partially offset by decreased occupancy related costs of 17 basis points, primarily due to the successful progress with our utility improvement programs, and a decrease in corporate and banner administrative expenses of 11 basis points.

During the 12 weeks ended September 12, 2009 and September 6, 2008, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $2.7 million and $1.0 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME (LOSS)
---------------------

                                                 For the 12 weeks ended
                                           ----------------------------------
                                           Sept. 12, 2009       Sept. 6, 2008
                                           --------------       -------------
                                                     (in thousands)
   Fresh                                   $       32,768       $      29,044
   Price Impact*                                  (15,313)             (2,926)
   Gourmet                                          3,311               2,475
   Other                                              734                 641
                                           --------------       -------------
Total segment income                       $       21,500       $      29,234
                                           ==============       =============


-------------------
* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


Segment income decreased $7.7 million from $29.2 million for the 12 weeks ended September 6, 2008 to $21.5 million for the 12 weeks ended September 12, 2009. The increase in segment income of $3.7 million from our Fresh segment was primarily driven by an increase in the gross margin rate due to negotiated cost reductions, as well as reduced labor and occupancy costs, partially offset by a decline in sales. Our Price Impact segment experienced a decline in segment income of $12.4 million, which was attributable to lower sales and gross margins, primarily resulting from reductions in everyday prices to stay competitive and higher promotional spending for this segment, partially offset by reduced productive labor, transportation costs and utility expenses. Segment income from our Gourmet business increased by $0.8 million, primarily as a result of an improved gross margin rate, partially offset by a reduction in sales. The increase in segment income of $0.1 million from our Other segment, representing Discount and Liquor, was primarily driven by improved sales, partially offset by increased operating costs. Refer to Note 18 - Operating Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME (LOSS)
--------------------------
During the second quarter of fiscal 2009 and 2008, we recorded unfavorable fair value adjustments of $7.1 million and favorable fair value adjustments of $42.9 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark, the conversion features related to our 5.125% convertible senior notes and our 6.750% convertible senior notes, and our financing warrants issued in connection with our convertible senior notes.

INTEREST EXPENSE
----------------
Interest expense of $48.6 million for the first quarter of fiscal 2009 increased from the prior year expense of $34.7 million, primarily due to (i) $9.0 million of interest expense recorded during the second quarter of fiscal 2009, to reflect the impact of the lower discount rate used to revalue our GHI contractual obligation during the quarter, which is derived each period from published zero-coupon AA corporate bond yields, as well as interest accretion relating to this obligation, (ii) $3.7 million of interest expense relating to our $260 million offering of 11.375% senior secured notes due 2015 that were issued in August 2009 and (iii) $1.2 million of interest expense relating to dividends and issuance cost amortization on the portion of our preferred stock issued in August 2009 that was classified as a liability due to the fact that it cannot be converted to common stock without shareholder approval.

During the second quarter of fiscal 2009 and 2008, we recorded additional non-cash interest expense of $1.0 million and $0.7 million, respectively, relating to our $255.0 million aggregate principal amount of the 6.750% Convertible Senior Notes that were issued in December 2007, as a result of our adoption of FSP APB Opinion No. 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" during the first quarter of fiscal 2009.

INCOME TAXES
------------
The benefit from income taxes from continuing operations for the second quarter of fiscal 2009 was $2.0 million, compared to the provision for income taxes of $1.0 million for the second quarter of fiscal 2008. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rates on continuing operations of 3.1% and 31.9% for the 12 weeks ended September 12, 2009 and September 6, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of additional valuation allowance and the impact of the Pathmark financing.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2009 of $18.1 million decreased from a loss from operations of discontinued businesses, net of tax, of $14.0 million for the second quarter of fiscal 2008, primarily due to higher occupancy related expenses recorded during the second quarter of fiscal 2009.


28 WEEKS ENDED SEPTEMBER 12, 2009 COMPARED TO THE 28 WEEKS ENDED
----------------------------------------------------------------
SEPTEMBER 6, 2008
-----------------

OVERALL
-------
Sales for the 28 weeks ended September 12, 2009 were $4,855.3 million, compared with $5,105.3 million for the 28 weeks ended September 6, 2008 due primarily to a 3.6% decrease in comparable store sales, which include stores that have been in operation for at least one full fiscal year and replacement stores. Loss from continuing operations increased from $1.5 million for the 28 weeks ended September 6, 2008 to a loss from continuing operations of $120.5 million for the 28 weeks ended September 12, 2009, primarily due to a $100.4 million decline in nonoperating income associated with the fair value adjustments for our Series A and Series B warrants, our convertible senior notes, and our financing warrants, as well as $15.4 million of interest expense recorded during the 28 weeks ended September 12, 2009 in connection with our GHI contractual obligation, and $4.9 million of interest expense relating to our senior secured notes and preferred stock issuances in August 2009. Loss from discontinued operations increased from $15.3 million for the 28 weeks ended September 6, 2008 to a loss from discontinued operations of $25.0 million for the 28 weeks ended September 12, 2009, primarily due to higher occupancy related costs for closed stores recorded during the 28 weeks ended September 12, 2009, as well as the absence of the $2.6 million settlement gain recorded during the 28 weeks ended September 6, 2008 relating to our sale of the Eight O'Clock Coffee business. Net loss per share - basic and diluted for the 28 weeks ended September 12, 2009 was $(2.76) and $(7.09), respectively, compared to net loss per share - basic of $(0.34) and net loss per share - diluted of $(2.52) for the 28 weeks ended September 6, 2008.

                                            28 Weeks          28 Weeks
                                             Ended              Ended           Favorable
                                        Sept. 12, 2009      Sept. 6 2008      (Unfavorable)       % Change
                                        --------------      ------------      -------------      ----------
                                                           (in millions, except percentages)

Sales                                   $      4,855.3      $    5,105.3       $    (250.0)          (4.9)%
(Decrease) increase in comparable
   store sales                                    (3.6)%             3.0%               NA              NA
Loss from continuing operations         $       (120.5)     $       (1.5)      $    (119.0)           >100%
Loss from discontinued operations       $        (25.0)     $      (15.3)      $      (9.7)         (63.4)%
Net loss                                $       (145.5)     $      (16.8)      $    (128.7)           >100%
Net loss per share - basic              $        (2.76)     $      (0.34)      $     (2.42)           >100%
Net loss per share - diluted            $        (7.09)     $      (2.52)      $     (4.57)           >100%

Average weekly sales per supermarket were approximately $419,100 for the 28 weeks ended September 12, 2009 versus $429,100 for the corresponding period of the prior year, a decrease of 2.3%, primarily due to the overall decline in our sales resulting from the current economic environment and its negative effect on consumer spending, as well as a lower rate of inflation.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


SALES
-----

                                              For the 28 weeks ended
                                        ---------------------------------
                                        Sept. 12, 2009      Sept. 6, 2008
                                        --------------      -------------
                                                   (in thousands)
   Fresh                                $    2,429,453      $   2,580,627
   Price Impact*                             2,137,878          2,249,981
   Gourmet                                     141,391            141,745
   Other                                       146,582            132,948
                                        --------------      -------------
Total sales                             $    4,855,304      $   5,105,301
                                        ==============      =============


-------------------
* Includes sales from Fresh stores that have been subsequently converted to Price Impact stores.

Sales decreased from $5,105.3 million for the 28 weeks ended September 6, 2008 to $4,855.3 million for the 28 weeks ended September 12, 2009, primarily due to a decrease in comparable stores sales and the absence of sales due to store closures, partially offset by sales from new stores. The decrease in sales in our Fresh segment of $151.2 million was primarily related to a decline in the comparable store sales of $100.2 million and the absence of sales due to store closures of $51.0 million. The decrease in sales in our Price Impact segment of $112.1 million was primarily due to a decline in comparable store sales of $78.9 million and the absence of sales due to store closures of $50.0 million, partially offset by an increase in sales from new stores of $16.8 million. Sales generated by our Gourmet segment decreased by $0.4 million, primarily due to a decline in comparable store sales. The sales increase of $13.6 million, or 10.3%, in our Other segment, representing Discount and Liquor, was primarily driven by increased sales generated by our Discount business, primarily due to sales from new stores of $7.9 million and increased comparable store sales of $5.9 million.

GROSS MARGIN
------------

Gross margin of $1,468.2 million increased 17 basis points as a percentage of sales to 30.24% for the 28 weeks ended September 12, 2009 from gross margin of $1,535.1 million or 30.07% for the 28 weeks ended September 6, 2008, as lower margins from our Price Impact segment were offset by improved margins from our Fresh and Gourmet segments.

The following table details the dollar impact of items affecting the gross margin dollar (decrease) increase from the 28 weeks ended September 6, 2008 to the 28 weeks ended September 12, 2009 (in millions):

                                Sales Volume         Gross Margin Rate           Total
                             ------------------      -----------------        ------------
Total Company                   $      (75.2)           $       8.3           $      (66.9)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Our SG&A expense was $1,478.6 million or 30.45% as a percentage of sales for the 28 weeks ended September 12, 2009, as compared to $1,544.6 million or 30.25% as a percentage of sales for the 28 weeks ended September 6, 2008.

Included in SG&A for the 28 weeks ended September 12, 2009 are (i) net real estate costs of $9.2 million, or 19 basis points, (ii) net restructuring and other costs of $4.8 million, or 10 basis points, and (iii) pension withdrawal costs of $2.4 million, or 5 basis points.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


SG&A for the 28 weeks ended September 6, 2008 included (i) Pathmark integration and other restructuring related costs of $25.1 million, or 49 basis points, and
(ii) net losses on real estate activity of $6.4 million, or 13 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 48 basis points during the 28 weeks ended September 12, 2009 as compared to the 28 weeks ended September 6, 2008, primarily due to lower sales leverage on fixed costs, including increased labor costs of 47 basis points and increased general operating costs of 13 basis points, partially offset by a decrease in corporate and banner administrative expenses of 14 basis points.

During the 28 weeks ended September 12, 2009 and September 6, 2008, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $3.7 million and $1.8 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT INCOME (LOSS)
---------------------

                                              For the 28 weeks ended
                                        ---------------------------------
                                        Sept. 12, 2009      Sept. 6, 2008
                                        --------------      -------------
                                                  (in thousands)
   Fresh                                $       74,009      $      65,235
   Price Impact*                               (17,088)            17,454
   Gourmet                                      11,430              9,890
   Other                                         1,657              1,305
                                        --------------      -------------
Total segment income                    $       70,008      $      93,884
                                        ==============      =============

-------------------
* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

Segment income decreased $23.9 million from $93.9 million for the 28 weeks ended September 6, 2008 to $70.0 million for the 28 weeks ended September 12, 2009. The increase in segment income of $8.8 million from our Fresh segment was primarily driven by an increase in the gross margin rate due to negotiated cost reductions, as well as reduced labor and occupancy costs, partially offset by a decline in sales. Our Price Impact segment experienced a decline in segment income of $34.5 million, which was attributable to lower sales and gross margins, primarily resulting from higher promotional spending and reductions in everyday prices for this segment, partially offset by reduced productive labor, supply and logistics, and utility costs. Segment income from our Gourmet business improved by $1.5 million, primarily as a result of an improved gross margin rate, partially offset by a reduction in sales. The increase in segment income of $0.4 million in our Other segment, representing Discount and Liquor, is primarily driven by improved sales and gross margins rates from our Discount business. Refer to Note 18 - Operating Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME (LOSS)
--------------------------
During the 28 weeks ended September 12, 2009 and September 6, 2008, we recorded unfavorable fair value adjustments of $9.0 million and favorable fair value adjustments of $91.5 million, respectively, relating to

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


our Series B warrants acquired in connection with our purchase of Pathmark, the conversion features related to our 5.125% convertible senior notes and our 6.750% convertible senior notes, and our financing warrants issued in connection with our convertible senior notes.

INTEREST EXPENSE
----------------
Interest expense of $102.8 million for the 28 weeks ended September 12, 2009 increased from the prior year expense of $81.6 million, primarily due to $15.4 million of interest expense recorded during the 28 weeks ended September 12, 2009, to reflect the impact of the lower discount rate used to revalue our GHI contractual obligation at September 12, 2009, which is derived each period from published zero-coupon AA corporate bond yields, as well as interest accretion relating to this obligation. During the 28 weeks ended September 12, 2009, we also recorded $3.7 million of interest expense relating to our $260 million offering of 11.375% senior secured notes due 2015 that were issued in August 2009. In addition, during the 28 weeks ended September 12, 2009, we recorded $1.2 million of interest expense relating to dividends and issuance cost amortization on the portion of our preferred stock issued in August 2009 that was classified as a liability due to the fact that it cannot be converted to common stock without shareholder approval.

During the 28 weeks ended September 12, 2009 and September 6, 2008, we recorded additional non-cash interest expense of $2.3 million and $1.7 million, respectively, relating to our $255 million aggregate principle amount of the 6.750% Convertible Senior Notes that were issued in December 2007, as a result of our adoption of FSP APB Opinion No. 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" during the first quarter of fiscal 2009.

INCOME TAXES
------------
The benefit from income taxes from continuing operations for the 28 weeks ended September 12, 2009 was $1.6 million, compared to the provision for income taxes of $2.4 million for 28 weeks ended September 6, 2008. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rates on continuing operations of 1.3% and 263.0% for the 28 weeks ended September 12, 2009 and September 6, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 12, 2009 of $25.0 million decreased from a loss from operations of discontinued businesses, net of tax, of $18.2 million for the 28 weeks ended September 6, 2008, primarily due to higher occupancy related expenses recorded during the 28 weeks ended September 12, 2009. The gain on disposal of discontinued operations of $2.8 million, net of tax, recorded during the 28 weeks ended September 6, 2008, primarily related to the sale of our Eight O'Clock Coffee business in fiscal 2003. This gain was a result of the settlement of a contingent note and the value and payment was based upon certain elements of the future performance of the Eight O'Clock Coffee business and was not originally recorded in the gain during fiscal 2003.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS
----------
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

                                                                                            28 weeks ended
                                                                                -------------------------------------
                                                                                Sept. 12, 2009          Sept. 6, 2008
                                                                                --------------          -------------
Net cash provided by (used in) operating activities                             $       20,537          $     (30,824)
                                                                                --------------          -------------

Net cash used in investing activities                                           $      (38,334)         $     (45,225)
                                                                                --------------          -------------

Net cash provided by financing activities                                       $      190,216          $     106,385
                                                                                --------------          -------------

Net cash provided by operating activities of $20.5 million for the 28 weeks ended September 12, 2009 primarily reflected our net loss of $145.5 million, adjusted for net non-cash net charges of $208.1 million. In addition, cash provided by operating activities reflected (i) an increase in accounts payable of $60.1 million and (ii) a decrease in accounts receivable of $21.5 million, partially offset by (iii) a decrease in other non-current liabilities of $46.3 million, (iv) an increase in prepaid expense and other current assets of $19.4 million, (v) an increase in inventories of $17.2 million, (vi) a decrease in accrued salaries, wages, benefits and taxes of $14.3 million and (vii) an increase in other assets of $15.6 million. Refer to Working Capital below for discussion of changes in working capital items. Net cash used in operating activities of $30.8 million for the 28 weeks ended September 6, 2008 primarily reflected our net loss of $16.8 million, adjusted for non-cash charges of $83.8 million. Further, cash was provided by an increase in accounts payable of $50.3 million mainly due to the timing of payments partially offset by an increase in inventories of $22.7 million, an increase in prepaid expenses and other current assets of $18.8 million, an increase in other assets of $13.7 million, a decrease in accrued salaries, wages and benefits, and taxes of $22.2 million, a decrease in other non-current liabilities of $51.0 million primarily due to payments on closed locations.

Net cash used in investing activities of $38.3 million for the 28 weeks ended September 12, 2009 primarily reflected property expenditures totaling $50.0 million, which included 4 additions, 5 remodels and 4 conversions, partially offset by proceeds from the sale of our joint venture of $5.9 million, proceeds from disposal of property of $3.3 million and proceeds from maturities of restricted marketable securities of $2.2 million. For the remainder of fiscal 2009, we plan to focus our capital expenditures on enlarging and remodeling supermarkets and converting supermarkets to more optimal formats. Net cash used in investing activities of $45.2 million for the 28 weeks ended September 6, 2008 primarily reflected property expenditures totaling $59.4 million, which included 2 new liquor stores, 3 major remodels, 1 major enlargement, 4 Pathmark Price Impact remodels and 3 Starbucks remodels partially offset by proceeds from disposal of property of $6.1 million and proceeds from maturities of restricted marketable securities of $7.1 million.

Net cash provided by financing activities of $190.2 million for the 28 weeks ended September 12, 2009 primarily reflected proceeds from issuance of long-term debt of $253.2 million, proceeds from issuance of preferred stock of $175.0 million, partially offset by net principal payments on our revolving lines of credit of $198.9 million and deferred financing fees of $22.6 million. Net cash provided by financing activities of $106.4 million for the 28 weeks ended September 6, 2008 primarily reflected net proceeds under our revolving lines of credit of $108.0 million, proceeds from a promissory note of $10.0 million, an increase in book overdrafts of $35.1 million, partially offset by the settlement of Series A warrants of $45.7 million.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


We operate under an annual operating plan which is reviewed and approved by our Board of Directors and incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. Our plan for fiscal 2009 has been approved and we believe that our present cash resources, including additional liquidity provided by the proceeds from the August 2009 preferred stock investment and the Senior Secured Notes Financing, available borrowings from our Credit Agreement and other sources, are sufficient to meet our needs for the next twelve months.

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

WORKING CAPITAL
---------------
We had working capital of $324.1 million at September 12, 2009, compared to working capital of $172.0 million at February 28, 2009. We had cash and cash equivalents aggregating $347.8 million at September 12, 2009, compared to $175.4 million at February 28, 2009. The increase in working capital was primarily attributable to the following:

   o An increase in cash and cash equivalents, as detailed in our Consolidated Statements of Cash Flows, primarily attributable to our August 4, 2009 issuance of Redeemable Preferred Stock and Senior Secured Notes, which are described below, partially offset by repayments of a portion of our variable debt
   o  An increase in inventories due to seasonality
   o An increase in prepaid expenses and other current assets, primarily due to an increase in prepaid rent due to the timing of payments

Partially offset by the following:

   o An increase in accounts payable, net of book overdrafts due to an increase in inventories and the timing of payments
   o  A decrease in accounts receivable, primarily related to timing

REDEEMABLE PREFERRED STOCK
--------------------------
On August 4, 2009, our Company consummated the issuance and sale of 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC ("Yucaipa"), together referred to as the "Preferred Stock," for approximately $162.2 million, after deducting approximately $12.8 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock is convertible into shares of our Company's common stock, par value $1.00 per share (the "Common Stock"), at an initial conversion price of $5.00 per share of Common Stock. The Preferred Stock is convertible upon the one-year anniversary of the issuance of Preferred Stock provided that prior to

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


receiving shareholder approval, the Preferred Stock will not be exercisable into greater than 19.99% of the Common Stock outstanding prior to the issuance of the Preferred Stock. The currently convertible shares are recorded within temporary stockholders' equity since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company. The shares requiring shareholder approval to become convertible are classified as a "Preferred stock liability".

Our Company is required to redeem all of the outstanding Preferred Stock on August 1, 2016 (the "Maturity Date"), at 100.0% of the liquidation preference, plus all accrued and unpaid dividends. Subject to the repurchase rights of the investors, the Preferred Stock is not redeemable prior to the Maturity Date.

The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or additional shares of Preferred Stock, if our Company is not able to pay the dividends fully in cash. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 12 weeks ended September 12, 2009, we accrued Preferred Stock dividends of $1.6 million, $1.1 million of which has been recorded within "Interest expense" and $0.5 million recorded within "Additional paid-in capital". In addition, during the 12 weeks ended September 12, 2009, we recorded $0.2 million of deferred financing fees amortization, $0.1 million of which was recorded within "Interest expense" and $0.1 million recorded within "Additional paid-in capital".

The shares classified within temporary equity contained an embedded beneficial conversion feature as the fair value of the Company's common stock on the date of issuance, $5.67 per share, was in excess of the effective conversion price of $4.74 per share, which represents the $5.00 per share conversion price reduced for fees paid to the investors. This embedded beneficial conversion feature resulted in a discount of $10.8 million, which has been recorded within "Additional paid-in capital" and will be amortized over a seven-year period from the date of issuance until the stated redemption date. During the 12 weeks ended September 12, 2009, we accreted $0.2 million relating to the beneficial conversion feature through "Additional paid-in capital".

LINE OF CREDIT
--------------
On January 16, 2008, we entered into a secured line of credit agreement with Blue Ridge Investments, L.L.C. This agreement enables us to borrow funds on a revolving basis of up to $32.7 million, or up to the value of the investment in the Columbia Fund. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. Our weighted-average interest rates on this line of credit were 0.4% and 2.6% during the second quarter of fiscal 2009 and 2008, respectively. At September 12, 2009 and February 28, 2009, we had borrowings outstanding under this line of credit agreement of $3.2 million and $5.0 million, respectively. This agreement had an original expiration of December 31, 2008. However, on November 26, 2008, this agreement was extended to expire on December 31, 2009. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. Refer to Note 3 to our Consolidated Financial Statements - Cash, Cash Equivalents, Restricted Cash and Restricted Marketable Securities, for further discussion on the Columbia Fund.

CREDIT AGREEMENT
----------------
On December 3, 2007, we entered into a new $675.0 million Credit Agreement with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger. On December 27, 2007, in order to facilitate the syndication of the Credit Agreement under current market conditions, we entered into an Amended and Restated Credit Agreement, whereby a portion of the revolving commitments was converted

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


into a $50.0 million term loan tranche, which was collaterized by certain real estate assets at an increased margin rate. On July 23, 2009, our Company amended the Amended and Restated Credit Agreement in connection with the private offering of senior secured notes and the sale of preferred stock. The amended agreement increases the applicable margins on credit advances, reduces commitments by $20.0 million, reduces the collateral advance and provides for certain other amendments. Subject to borrowing base requirements, the amended Credit Agreement provides for a five-year term loan of $82.9 million, the previously issued five year term loan of $50.0 million and a five-year revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement includes a $100.0 million accordion feature, which provides us with the ability to increase commitments from $655.0 million to $755.0 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. The Pathmark leaseholds are removed as eligible collateral throughout fiscal 2009, which resulted in a reduction in borrowing availability of $25.0 million on March 1, 2009 and $25.0 million on June 1, 2009 and will result in reductions of an additional $23.0 million on December 1, 2009, for a total reduced borrowing availability of approximately $73.0 million. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares, as well as make bond repurchases. This agreement expires in December 2012.

As of September 12, 2009, there were $132.9 million of loans and $199.6 million in letters of credit outstanding under this agreement. As of September 12, 2009, after reducing availability for borrowing base requirements, we had $231.5 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $251.2 million as of September 12, 2009.

Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

RELATED PARTY PROMISSORY NOTE
-----------------------------
On September 2, 2008, our Company issued a three year, unsecured promissory note in the amount of $10 million to Erivan Karl Haub. Erivan Haub is the father of Christian W. E. Haub, our Executive Chairman, and is a limited partner of Tengelmann which owns an interest in our Company's stock. The principal is due in a lump sum payment on August 18, 2011 and bears interest at a rate of 6% per year, payable in twelve equal quarterly payments of $0.15 million over the term of the note. During the 12 and 28 weeks ended September 12, 2009 we paid $0.2 million and $0.5 million, respectively, of interest on this note and we recorded interest expense of $0.1 million and $0.3 million, respectively.

PUBLIC DEBT OBLIGATIONS
-----------------------
As of September 12, 2009, we had outstanding notes of $584.3 million, which consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011, $151.8 million of 5.125% Convertible Senior Notes due June 15, 2011, $219.7 million of 6.750% Convertible Senior Notes due December 15, 2012 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 6.750% and 5.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Senior Notes are now callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinated to the Credit Agreement and do not contain cross default provisions. All covenants and restrictions for the 9.125% Senior Notes were eliminated in connection with the cash tender offer in fiscal 2005. Our notes are not guaranteed by any of our subsidiaries.

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

As of December 18, 2007, our Company did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, our Company accounted for the conversion features as freestanding instruments. The convertible senior notes were recorded with a discount equal to the value of the conversion features at the transaction date and will be accreted to the par value of the notes over the life of the notes. The value of the conversion features were determined utilizing the Black-Scholes option pricing model and recorded as a long-term liability. The portion of the conversion features for which there was not shares available for settlement of conversions were marked to market each balance sheet date. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000, based on a majority vote by our stockholders. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $1.7 million and a gain of $9.4 million, respectively, in "Nonoperating income" on our Consolidated Statements of Operations for the conversion features of the 5.125% convertible senior notes. During the 12 and 28 weeks ended September 6, 2008, the gain that was recorded in "Nonoperating income" in our Consolidated Statement of Operations for the conversion features of the 6.750% convertible senior notes was nil and $5.1 million, respectively. Based on an increase in available shares primarily due to the settlement of our Series A warrants during the first quarter of fiscal 2008 and the increase in authorized shares during the second quarter of fiscal 2008, the fair value of the conversion features of the 5.125% and 6.750% convertible senior notes of $13.8 million and $14.7 million, respectively, was reclassified to "Additional paid-in-capital" on our Consolidated Statements of Stockholder's Equity and Comprehensive (Loss) Income as of June 26, 2008.

The $255.0 million aggregate principal amount of the 6.750% Convertible Senior Notes due 2012 is subject to the provisions of FASB Staff Position ("FSP") Accounting Principles Board ("APB") Opinion No. 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion." ("FSP APB 14-1"), which we adopted during our first quarter ended June 20, 2009. We estimate that our effective interest rate for similar debt without the conversion feature is approximately 12%. During the 12 weeks ended September 12, 2009 and September 6, 2008, we recognized additional non-cash interest expense of $1.0 million and $0.7 million, respectively, relating to our adoption of FSP APB 14-1. During the 28 weeks ended September 12, 2009 and September 6, 2008, we recognized additional non-cash interest expense of $2.2 million and $1.7 million, respectively, relating to our adoption of FSP APB 14-1. The net carrying value of outstanding debt as of September 12, 2009 and February 28, 2009 was $219.7 million and $215.1 million, respectively, net of unamortized discount of $35.3 million and

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


$39.9 million, respectively. As of September 12, 2009, our remaining unamortized discount will be recognized as follows (in thousands):

                           Remainder of 2009                $       4,187
                           2010                                     9,884
                           2011                                    11,139
                           2012                                    10,140
                                                            -------------
                                                            $      35,350
                                                            =============

SENIOR SECURED NOTES
--------------------
On August 4, 2009, we completed a $260.0 million offering of 11.375% senior secured notes due 2015 (the "Notes") at a price equal to 97.385% of their face value. The Notes represent second lien secured obligations, guaranteed by all of our Company's domestic subsidiaries. The Notes bear interest at a fixed rate of 11.375% payable semi-annually in cash. The proceeds from this offering and our preferred stock offering on August 4, 2009, which is discussed above, were used to repay a portion of our existing variable debt.

The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States, only to non-U.S. investors pursuant to Regulation
S. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes contain the usual and customary covenants found in secured notes, including, among other things, restrictions on the incurrence of additional indebtedness, asset sales, liens and restricted payments.

CALL OPTION AND FINANCING WARRANTS
----------------------------------
Concurrent with the issuance of the convertible senior notes, our Company issued financing warrants in conjunction with the call options recorded as equity in the Consolidated Balance Sheet to effectively increase the conversion price of these notes and reduce the potential dilution upon future conversion. The financing warrants allow holders to purchase common shares at $46.20 with respect to the 5.125% Notes and $49.00 with respect to the 6.750% Notes. The financing warrants were valued at $36.8 million at the issuance date. At the issuance date, we did not have sufficient authorized shares to provide for all potential issuances of common stock. Therefore, the financing warrants were accounted for as freestanding derivatives, required to be settled in cash until sufficient shares are available and are recorded as a long-term liability in the Consolidated Balance Sheet. On June 26, 2008, at a special meeting of stockholders, the number of shares of common stock we have the authority to issue was increased to 160,000,000 based on a majority vote by our stockholders. Thus, the financing warrants were marked to market through June 26, 2008 utilizing the Black-Scholes option pricing model. These financing warrants are no longer classified as a liability as of June 26, 2008. During the 12 and 28 weeks ended September 6, 2008, we recorded a loss of $4.2 million and a gain of $2.3 million, respectively, relating to these warrants, which was included in "Nonoperating income" on our Consolidated Statements of Operations.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


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

SERIES A AND SERIES B WARRANTS
------------------------------
As part of the acquisition of Pathmark on December 3, 2007, we issued 4,657,378 and 6,965,858 roll-over stock warrants in exchange for Pathmark's 2005 Series A and Series B warrants, respectively. The Series A warrants were exercised on May 7, 2008 at a price of $18.36; the Series B warrants are exercisable at $32.40 and expire on June 9, 2015. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require A&P to purchase A&P stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, A&P does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of A&P shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on A&P's current stock price.

On May 7, 2008, the 4,657,378 Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. We opted to settle the Series A warrants in cash totaling $45.7 million rather than issuing additional common shares. Included in "Nonoperating income" on our Consolidated Statements of Operations for the 12 and 28 weeks ended September 6, 2008, is a loss of nil and $1.2 million, respectively, for the Series A warrants through the settlement date of May 7, 2008 and a gain of $48.8 million and $76.0 million, respectively, for Series B warrants market value adjustments. "Nonoperating income" for the 12 and 28 weeks ended September 12, 2009 includes a loss of $7.1 million and $9.0 million, respectively, relating to market value adjustments for Series B warrants. The value of the Series B warrants as of September 12, 2009 and February 28, 2009 was $13.7 million and $4.8 million, respectively, and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model for the Series B warrants:

                                        Sept. 12, 2009     February 28, 2009
                                        --------------     -----------------
         Expected life                    5.74 years           6.28 years
         Volatility                         65.6%                61.3%
         Dividend yield range                 0%                   0%
         Risk-free interest rate            2.29%                2.69%

SHARE LENDING AGREEMENTS
------------------------
We entered into share lending agreements, dated December 12, 2007, with certain financial institutions, under which we agreed to loan up to 11,278,988 shares of our common stock (subject to certain adjustments set forth in the share lending agreements). These borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the share lending agreement and a legal obstacle exists that prevents the borrower from returning the shares, the borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation. On June 26, 2008, our stockholders approved a loan of up to an additional 1,577,569 shares of our Company's common stock pursuant to the share lending agreement.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


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

OTHER
-----
In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of September 12, 2009, 196 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $608.7 million, which could be partially or totally offset by reassigning or subletting these leases.

Our existing corporate rating with Moody's Investors Service ("Moody's") is B3 with a negative outlook. Our senior unsecured debt is rated Caa1, our senior secured notes are rated B3 and our liquidity rating is SGL-3.

Our corporate credit rating with Standard & Poor's Ratings Group ("S&P") is B-with a stable outlook. Our senior unsecured debt is rated CCC, and our recovery rating is 6, indicating that lenders can expect a negligible (0%-10%) recovery in the event of a payment default. Our senior secured notes are rated B-, with a recovery rating of 4, indicating that lenders can expect an average recovery (30%-50%) in the event of a payment default. Our preferred stock rating is CCC-.

Future rating changes could affect the availability and cost of financing to our Company.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


CRITICAL ACCOUNTING ESTIMATES
-----------------------------
Critical accounting estimates are those accounting estimates that we believe are important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 28, 2009. There have been no significant changes in these policies during the 28 weeks ended September 12, 2009.

CAUTIONARY NOTE
---------------
This Form 10-Q may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers. Refer to PART II. ITEM 1A - Risk Factors included in this quarterly report on Form 10-Q.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of September 12, 2009, we do not have cash flow exposure due to rate changes on any of our debt securities with an aggregate book value of $849.7 million, because they are at fixed interest rates ranging from 2.0% to 11.375%. However, we do have cash flow exposure on our committed and uncommitted lines of credit of $136.1 million due to our variable floating rate pricing. Accordingly, during the 12 weeks and 28 weeks ended September 12, 2009, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.5 million and $1.5 million, respectively. A presumed 1% change in the variable floating rate during the 12 and 28 weeks ended September 6, 2008 would have impacted interest expense by $0.7 million and $1.3 million, respectively.

Foreign Exchange Risk
---------------------
As of September 12, 2009, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

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

There have been no changes during our Company's fiscal quarter ended September 12, 2009 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 20 - Commitments and Contingencies - Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

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

Tengelmann, our Company's former majority stockholder, owns beneficially and of record a substantial percentage of our common stock on a fully diluted basis, which further increased upon issuance of convertible preferred stock. As a result of this equity ownership and our stockholder agreement with Tengelmann, Tengelmann has the power to significantly influence the results of stockholder votes and the election of our board of directors, as well as transactions involving a potential change of control of our Company. Tengelmann may support strategies and directions for our Company which are in its best interests but which are opposed to other stakeholders. So long as Tengelmann retains sufficient ownership of our Company's voting power, Tengelmann has rights to board representation, as well as consent rights in connection with certain major Company actions including changes to Company policies and organizational documents, dispositions and financing activity.

Upon completion of the convertible preferred stock issuance, Yucaipa became a significant holder of our common stock on a fully diluted basis. According to the stockholder's agreement with Yucaipa, as long as Yucaipa retains sufficient ownership of our Company's voting power, Yucaipa has rights to board representation, as well as consent rights in connection with certain major Company actions including changes to Company policies and organizational documents, dispositions and financing activity. Yucaipa may support strategies and directions for our Company which are in its best interests but which are opposed to other stakeholders.

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

We have approximately 46,200 employees, of which approximately 69% are employed on a part-time basis. Over the last few years, increased benefit costs have caused our Company's labor costs to increase. We cannot assure you that our labor costs will not continue to increase, or that such increases can be recovered through increased prices charged to customers. Any significant failure to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on our results of operations.

As of February 28, 2009, approximately 92% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although we believe that we will successfully negotiate new collective bargaining agreements when our agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor or may result in the disruption of our operations.

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

We are the primary obligor for a significant number of long-term leases related to closed stores and warehouses. When possible, we have assigned these leases to third parties (the "Assigned Leases"). However, our ability to sublease or assign these leases depends on the economic conditions in the real estate markets in which these leases are located. When the Assigned Leases were assigned, we generally remained secondarily liable with respect to these lease obligations. As such, if any of the assignees were to become unable to continue making payments under our Assigned Leases, we could be required to assume the lease obligation. As of September 12, 2009, 196 of our Assigned Leases remained in place. Assuming that each respective assignee became unable to continue to make payments under an Assigned Lease, an event we believe to be unlikely, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $608.7 million as of September 12, 2009, an amount which could be partially or totally offset by reassigning or subletting such leases. In the event the assignees do not make payments under any or all of the Assigned Leases, we could be required to assume any or all of the lease obligations, which could materially adversely affect our financial condition or results of operations.

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

In addition, at September 12, 2009, we had $136.1 million of variable rate debt. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

An unregistered sale of 8.0% Cumulative Convertible Preferred Stock was made on August 4, 2009 to Tengelmann and Yucaipa, as more fully disclosed in a Current Report on Form 8-K filed on August 5, 2009. The net proceeds from this sale were used to repay a portion of the Company's variable debt and are further anticipated to be used for working capital and other general corporate purposes.

ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

None


ITEM 5 - Other Information

None

ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

    EXHIBIT NO.           DESCRIPTION
    -----------           -----------

      3.1 By-Laws of The Great Atlantic & Pacific Tea Company, Inc. as Amended and Restated on August 4, 2009 (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      4.1 Articles Supplementary of 8% Cumulative Convertible Preferred Stock Series A-T, A-Y, B-T and B-Y of The Great Atlantic & Pacific Tea Company, Inc. (incorporated by reference to Item
                          9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      4.2 Form of 8% Cumulative Convertible Preferred Stock Certificate (included in Exhibit 4.1)
                          (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      4.3 Indenture, dated as of August 4, 2009, among The Great Atlantic & Pacific Tea Company, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      4.4 Form of 11 3/8% Senior Secured Notes due 2015 (included in Exhibit 4.3) (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      10.1 Amended and Restated Tengelmann Stockholder Agreement, dated as of August 4, 2009, by and among The Great Atlantic & Pacific Tea Company, Inc. and Tengelmann Warenhandelsgesellschaft KG (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No.
                          1-4141)

      10.2 Amended and Restated Yucaipa Stockholder Agreement, dated as of August 4, 2009, by and among The Great Atlantic & Pacific Tea Company, Inc., Yucaipa American Alliance Fund II, LP, Yucaipa American Alliance (Parallel) Fund II, LP, Yucaipa Corporate Initiatives Fund I, LP, Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP (collectively, the "Stockholders") and Yucaipa American Alliance Fund II, LLC, as Stockholder Representative (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No.
                          1-4141)

      10.3 Registration Rights Agreement, dated as of August 4, 2009, among The Great Atlantic & Pacific Tea Company, Inc., the guarantors named therein and Banc of America Securities LLC (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      10.4 Intercreditor Agreement, dated as of August 4, 2009, among Bank of America, N.A., as First Lien Agent, Wilmington Trust Company, as Second Lien Agent, The Great Atlantic & Pacific Tea Company, Inc. and the subsidiaries of The Great Atlantic & Pacific Tea Company, Inc. party thereto (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      10.5 Form of Director Indemnification Agreement (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No. 1-4141)

      10.6 Security Agreement, dated as of August 4, 2009, among The Great Atlantic & Pacific Tea Company, Inc., the subsidiaries from time to time party thereto, and Wilmington Trust Company, as collateral agent (incorporated by reference to Item 9.01 of Form 8-K filed on August 5, 2009) (File No.
                          1-4141)

      10.7 Investment Agreement, dated as of July 23, 2009, by and among the Company, Erivan Karl Haub, Christian Wilhelm Erich Haub, Karl-Erivan Warder Haub, Georg Rudolf Otto Haub and Emil Capital Partners, LLC, as investor representative and other signatories thereto (incorporated by reference to Item 9.01 of Form 8-K filed on July 24, 2009) (File No. 1-4141).

      10.8 Investment Agreement, dated as of July 23, 2009, by and among the Company, Yucaipa American Alliance Fund II, LP and Yucaipa American Alliance (Parallel) Fund II, LP and, solely with respect to Section 3.02 and 3.05, Yucaipa Corporate Initiatives Fund I, LP, Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP, and, solely with respect to Section 5.05, Yucaipa American Alliance Fund II, LLC as investors' representative (incorporated by reference to Item 9.01 of Form 8-K filed on July 24, 2009) (File No. 1-4141).

      10.9 Second Amendment to the Amended and Restated Credit Agreement, dated July 23, 2009, by and among the Company and the other Borrowers party thereto, as Borrowers, and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent. (incorporated by reference to Item 9.01 of Form 8-K filed on July 24, 2009) (File No. 1-4141).

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




THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date:  October 20, 2009      By:            /s/ Melissa E. Sungela
                                ------------------------------------------------------
                                          Melissa E. Sungela, Vice President,
                                                 Corporate Controller
                                (Chief Accounting Officer and Duly Authorized Officer)