Form 10-Q/A
period 2009-09-12
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2009-10-20
CIK 43300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
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

Explanatory Note

This amended Form 10-Q/A is being filed to replace the exhibits containing certifications to the Form 10-Q filed on October 20, 2009, which were signed by Mr. Eric Claus, who was separated from the Company effective October 19, 2009.  As indicated in our Form 8-K filed on October 20, 2009, Mr. Eric Claus, President and Chief Executie Officer of the
Company, was separated from the Company effective October 19, 2009.  Therefore, the exhibits containing certifications to the Form 10-Q signed by Mr. Eric Claus on
October 20, 2009 have been replaced with exhibits containing certifications signed by the interim Chief Executive Officer, Mr. Christian Haub.

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


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


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


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


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

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

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

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
                                                                Report          Report on          Report on         Report on
                                                            On Form 10-Q/A      Form 10-Q         Form 10-Q/A         Form 10-Q
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
                                                          Report             Report on                Report            Report on
                                                       On Form 10-Q/A        Form 10-K            on Form 10-Q/A       Form 10-K
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

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

                                                                As adjusted in             As reported this
                                                               Quarterly Report          in Quarterly Report
                                                                on Form 10-Q/A               on Form 10-Q
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

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

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


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

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


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


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

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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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


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

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


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


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


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

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

21.  Subsequent Events

Our Company concluded that there were no subsequent events that have occurred from September 12, 2009 through October 20, 2009, the date of filing of this
Quarterly Report on Form 10-Q/A.


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

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

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
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
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
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

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

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

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

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
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
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
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
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

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

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

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

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

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

Our corporate credit rating with Standard & Poor's Ratings Group ("S&P") is B-
with a stable outlook. Our senior unsecured debt is rated CCC, and our recovery rating is 6, indicating that lenders can expect a negligible (0%-10%) recovery in the event of a payment default. Our senior secured notes are rated B-, with a recovery rating of 4, indicating that lenders can expect an average recovery
(30%-50%) in the event of a payment default. Our preferred stock rating is CCC-.

Future rating changes could affect the availability and cost of financing to our
Company.
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

CAUTIONARY NOTE
---------------
This Form 10-Q/A may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers. Refer to PART II. ITEM 1A - Risk
Factors included in this quarterly report on Form 10-Q/A.


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

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

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

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


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


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


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

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


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


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

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

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

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

      *                   Filed with this 10-Q/A

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