Form 10-Q
period 2009-12-05
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2010-01-12
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 5, 2009

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

            Maryland                                   13-1890974
    ------------------------------             --------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 573-9700
                       ----------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer    Accelerated filer   X    Non-accelerated filer    Smaller reporting company
                       ---                    ---                        ---                          ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of January 8, 2010, the Registrant had a total of 55,859,351 shares of common stock - $1 par value outstanding.

                 The Great Atlantic & Pacific Tea Company, Inc.
                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                        12 Weeks Ended                 40 Weeks Ended
                                                -----------------------------   ----------------------------
                                                Dec. 5, 2009    Nov. 29, 2008   Dec. 5, 2009    Nov. 29, 2008
                                                ------------    ------------    ------------    ------------
Sales                                           $  1,962,692    $  2,120,954    $  6,817,996    $  7,226,255
Cost of merchandise sold                          (1,372,108)     (1,460,569)     (4,759,185)     (5,030,741)
                                                ------------    ------------    ------------    ------------
Gross margin                                         590,584         660,385       2,058,811       2,195,514
Store operating, general and administrative
    expense                                         (631,175)       (648,476)     (2,109,804)     (2,193,037)
Goodwill, trademark and long-lived
    asset impairment                                (412,560)             --        (412,560)             --
                                                ------------    ------------    ------------    ------------
(Loss) income from operations                       (453,151)         11,909        (463,553)          2,477
Nonoperating (loss) income                           (15,944)         22,777         (24,898)        114,269
Interest expense                                     (45,769)        (37,511)       (148,576)       (119,117)
Interest income                                           51              86             143             553
                                                ------------    ------------    ------------    ------------
Loss from continuing operations
    before income taxes                             (514,813)         (2,739)       (636,884)         (1,818)
Benefit from (provision for) income taxes             12,375          (1,038)         13,983          (3,460)
                                                ------------    ------------    ------------    ------------
Loss from continuing operations                     (502,438)         (3,777)       (622,901)         (5,278)
Discontinued operations:
    Loss from operations of discontinued
       businesses, net of tax provision of $0
       for the 12 and 40 weeks ended 12/5/09
       and 11/29/08, respectively                    (57,148)        (12,466)        (82,154)        (30,624)
    Gain on disposal of discontinued
       businesses, net of tax provision of $0
       for the 12 and 40 weeks ended 12/5/09
       and 11/29/08, respectively                         --           1,831              --           4,653
                                                ------------    ------------    ------------    ------------
    Loss from discontinued operations                (57,148)        (10,635)        (82,154)        (25,971)
                                                ------------    ------------    ------------    ------------
Net loss                                        $   (559,586)   $    (14,412)   $   (705,055)   $    (31,249)
                                                ============    ============    ============    ============

Net loss per share -- basic:
    Continuing operations                       $      (9.43)   $      (0.07)   $     (11.76)   $      (0.10)
    Discontinued operations                            (1.07)          (0.20)          (1.55)          (0.52)
                                                ------------    ------------    ------------    ------------
Net loss per share -- basic                     $     (10.50)   $      (0.27)   $     (13.31)   $      (0.62)
                                                ============    ============    ============    ============

Net loss per share -- diluted:
    Continuing operations                       $     (12.85)   $      (1.62)   $     (22.36)   $      (2.69)
    Discontinued operations                            (1.50)          (0.28)          (3.06)          (0.49)
                                                ------------    ------------    ------------    ------------
Net loss per share - diluted                    $     (14.35)   $      (1.90)   $     (25.42)   $      (3.18)
                                                ============    ============    ============    ============

Weighted average number of common
   shares outstanding
        Basic                                     53,420,248      52,391,948      53,139,840      50,362,875
                                                ============    ============    ============    ============
        Diluted                                   37,993,212      37,908,889      26,844,195      52,636,853
                                                ============    ============    ============    ============

                  See Notes to Consolidated Financial Statement

                 The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                (Accumulated
                                           Common Stock           Additional       Deficit)/   Accumulated Other       Total
                                   ---------------------------      Paid-in        Retained      Comprehensive      Stockholders'
                                     Shares          Amount         Capital        Earnings      (Loss) Income     Equity (Deficit)
                                   ------------    -----------    -----------     ----------     --------------    ---------------
40 Weeks Ended December 5, 2009
-------------------------------
Balance as of 2/28/2009, as
   previously reported               57,674,799    $    57,675    $   438,300     $ (123,458)     $  (105,147)       $   267,370
Impact of the adoption of
  FSP APB 14-1                                                         26,379         (3,856)                             22,523
Balance as of 2/28/2009, as
  adjusted                         ------------    -----------    -----------     ----------      -----------        -----------
                                     57,674,799         57,675        464,679       (127,314)        (105,147)       $   289,893
Net loss                                                                            (705,055)                           (705,055)
Other comprehensive loss                                                                                 (188)              (188)
Beneficial conversion feature
  related to preferred stock                                           10,246                                             10,246
Dividends on preferred stock                                           (1,599)                                            (1,599)
Preferred stock financing fees
   amortization                                                          (209)                                              (209)
Returned shares under Share
   Lending agreement                 (1,000,000)        (1,000)         1,000                                                  -
Stock options exercised                  10,380             10             33                                                 43
Other share based awards                673,934            674          4,009                                              4,683
  adjusted                         ------------    -----------    -----------     ----------      -----------        -----------
Balance at end of period             57,359,113    $    57,359    $   478,159     $ (832,369)     $  (105,335)       $  (402,186)
                                   ============    ===========    ===========     ===========     ============       ===========

40 Weeks Ended November 29, 2008
--------------------------------
Balance as of 2/23/2008, as
   previously reported               57,100,955    $    57,101    $   373,594     $   16,423      $   (28,975)       $   418,143
Impact of the adoption of
  FSP APB 14-1                                                         26,379           (402)                             25,977
Balance as of 2/23/2008, as
  adjusted                         ------------    -----------    -----------     ----------      -----------        -----------
                                     57,100,955         57,101        399,973         16,021          (28,975)           444,120
Net loss                                                                             (31,249)                            (31,249)
Other comprehensive loss                                                                                 (744)              (744)
Conversion features related to
     convertible debt                                                  57,422                                             57,422
Stock options exercised                 106,626            107          2,096                                              2,203
Other share based awards                455,953            456          3,186                                              3,642
  adjusted                         ------------    -----------    -----------     ----------      -----------        -----------
Balance at end of period             57,663,534    $    57,664    $   462,677        (15,228)     $   (29,719)       $   475,394
                                   ============    ===========    ===========     ===========     ============       ===========

Comprehensive Loss
------------------

                                                                 12 Weeks Ended                        40 Weeks Ended
                                                         -------------------------------    ------------------------------------
                                                           Dec. 5, 2009   Nov. 29, 2008       Dec. 5, 2009        Nov. 29, 2008
                                                         --------------  ---------------    ----------------    ----------------
Net loss                                                 $    (559,586)  $      (14,412)    $     (705,055)     $       (31,249)
                                                         --------------  ---------------    ----------------    ----------------
Net unrealized (loss) gain on marketable securities,
   net of tax                                                      (95)              --                543                   --
Pension and other post-retirement benefits, net of tax          (1,643)            (154)              (731)                (744)
                                                         --------------  ---------------    ----------------    ----------------

Other comprehensive loss, net of tax                            (1,738)            (154)              (188)                (744)
                                                         --------------  ---------------    ----------------    ----------------

Total comprehensive loss                                 $    (561,324)  $      (14,566)    $     (705,243)     $       (31,993)
                                                         ==============  ===============    ================    ================

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
                   (Dollars in thousands except share amounts)
                                   (Unaudited)

ASSETS                                                                       December 5, 2009    February 28, 2009
                                                                            -----------------    -----------------
Current assets:
      Cash and cash equivalents                                                   $   281,842          $   175,375
      Restricted cash                                                                   1,992                2,214
      Restricted marketable securities                                                    923                2,929
      Accounts receivable, net of allowance for doubtful accounts of
         $8,331 and $8,463 at December 5, 2009 and
         February 28, 2009, respectively                                              179,035              196,537
      Inventories, net                                                                492,674              474,002
      Prepaid expenses and other current assets                                        60,314               67,465
                                                                                  -----------          -----------
             Total current assets                                                   1,016,780              918,522
                                                                                  -----------          -----------
Non-current assets:
      Property:
         Property owned, net                                                        1,450,599            1,591,250
         Property leased under capital leases, net                                    119,022              132,960
                                                                                  -----------          -----------
      Property, net                                                                 1,569,621            1,724,210
      Goodwill                                                                        138,901              483,560
      Intangible assets, net                                                          166,688              224,838
      Other assets                                                                    133,439              193,954
                                                                                  -----------          -----------
Total assets                                                                      $ 3,025,429          $ 3,545,084
                                                                                  ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $     1,373          $     5,283
      Current portion of obligations under capital leases                              17,659               12,290
      Accounts payable                                                                241,481              221,073
      Book overdrafts                                                                  85,527               60,835
      Accrued salaries, wages and benefits                                            128,511              161,054
      Accrued taxes                                                                    30,307               39,404
      Other accruals                                                                  263,241              246,596
                                                                                  -----------          -----------
    Total current liabilities                                                         768,099              746,535
                                                                                  -----------          -----------
Non-current liabilities:
      Long-term debt                                                                  986,331              919,364
      Long-term obligations under capital leases                                      140,048              147,921
      Long-term real estate liabilities                                               329,505              330,196
      Deferred real estate income                                                      88,665               95,000
      Other financial liabilities                                                      29,664                4,766
      Preferred stock liability                                                       117,250                   --
      Other non-current liabilities                                                   924,338            1,011,409
                                                                                  -----------          -----------
         Total liabilities                                                          3,383,900            3,255,191
                                                                                  -----------          -----------

Series A redeemable preferred stock--no par value, $1,000 redemption value;
      authorized -- 700,000 shares and none; issued -- 57,750 and none at         -----------          -----------
      Dec. 5, 2009 and Feb. 28, 2009, respectively                                     43,715                   --
                                                                                  -----------          -----------

      Commitments and contingencies (Note 19)

Stockholders' (deficit) equity:
      Common stock--$1 par value; authorized -- 160,000,000 shares; issued and outstanding -- 57,359,113 and 57,674,799 shares
         at Dec. 5, 2009 and Feb. 28, 2009, respectively                               57,359               57,675
      Additional paid-in capital                                                      478,159              464,679
      Accumulated other comprehensive loss                                           (105,335)            (105,147)
      Accumulated deficit                                                            (832,369)            (127,314)
                                                                                  -----------          -----------
Total stockholders' (deficit) equity                                                 (402,186)             289,893
                                                                                  -----------          -----------
Total liabilities and stockholders' (deficit) equity                              $ 3,025,429          $ 3,545,084
                                                                                  ===========          ===========


                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                      40 Weeks Ended
                                                                                              ------------------------------
                                                                                              Dec. 5, 2009     Nov. 29, 2008
                                                                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $  (705,055)     $   (31,249)
   Adjustments to reconcile net loss to net cash used in operating activities (see next page)     760,536          129,099
   Other changes in assets and liabilities:
       Decrease (increase) in receivables                                                          17,946           (2,634)
       Increase in inventories                                                                    (19,857)         (53,347)
       Increase in prepaid expenses and other current assets                                      (32,943)          (9,851)
       Increase in other assets                                                                    (5,512)         (10,161)
       Increase in accounts payable                                                                23,771           21,710
       Decrease in accrued salaries, wages and benefits, and taxes                                (41,703)         (27,939)
       Increase (decrease) in other accruals                                                       16,145          (13,760)
       Decrease in other non-current liabilities                                                  (61,092)         (48,895)
       Other operating activities, net                                                             (4,132)          (1,187)
                                                                                              -----------      -----------
Net cash used in operating activities                                                             (51,896)         (48,214)
                                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                                      (71,919)         (85,659)
   Proceeds from disposal of property                                                               3,275           17,702
   Proceeds from sale of joint venture                                                              5,914               --
   Decrease in restricted cash                                                                        222            1,051
   Proceeds from maturities of marketable securities                                                4,212            9,907
                                                                                              -----------      -----------
Net cash used in investing activities                                                             (58,296)         (56,999)
                                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                       253,201               --
   Principal payments on long-term debt                                                              (234)            (206)
   Proceeds under revolving lines of credit                                                        39,450        1,683,823
   Principal payments on revolving lines of credit                                               (238,333)      (1,491,940)
   Proceeds under line of credit                                                                      378           54,936
   Principal payments on line of credit                                                            (4,211)         (58,607)
   Proceeds from issuance of preferred stock                                                      175,000               --
   Proceeds from promissory note                                                                       --           10,000
   Settlement of Series A warrants                                                                     --          (45,735)
   Proceeds from long-term real estate liabilities                                                    170               25
   Proceeds from sale-leaseback transaction                                                         3,000               --
   Principal payments on capital leases                                                            (8,388)          (5,567)
   Increase in book overdrafts                                                                     24,692           14,534
   Deferred financing fees                                                                        (26,515)           1,961
   Dividends paid                                                                                  (1,594)              --
   Proceeds from stock options exercised                                                               43            2,203
                                                                                              -----------      -----------
Net cash provided by financing activities                                                         216,659          165,427
   Effect of exchange rate changes on cash and cash equivalents                                        --              (84)
                                                                                              -----------      -----------
Net increase in cash and cash equivalents                                                         106,467           60,130
Cash and cash equivalents at beginning of period                                                  175,375          100,733
                                                                                              -----------      -----------
Cash and cash equivalents at end of period                                                    $   281,842      $   160,863
                                                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                Consolidated Statements of Cash Flows - Continued
                             (Dollars in thousands)
                                   (Unaudited)


ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
---------------------------------------------------------------------------

                                                                                           40 Weeks Ended
                                                                                    -----------------------------
                                                                                    Dec. 5, 2009    Nov. 29, 2008
                                                                                    ------------    -------------
Depreciation and amortization                                                       $  191,385      $ 201,362
Impairment of goodwill and trademark                                                   371,740             --
Impairment of long-lived assets                                                         45,986          2,667
Nonoperating loss (income)                                                              24,898       (114,269)
Non-cash interest expense                                                               35,101         20,120
Stock compensation expense                                                               4,683          3,642
Provision for deferred income taxes                                                    (12,013)            --
Asset disposition initiatives in the normal course of business                          (2,167)         8,547
Asset disposition initiatives relating to discontinued operations                       59,932          1,277
Non-cash occupancy charges for stores closed in the normal course of business           38,589          6,537
Gain on disposal of owned property and write-down of property, net                      (1,228)          (362)
Gain on disposal of discontinued operations                                                 --         (4,653)
Pension withdrawal costs                                                                 2,445             --
LIFO reserve                                                                             1,185          4,231
                                                                                    ------------    -------------
Total non-cash adjustments to net loss                                              $  760,536      $ 129,099
                                                                                    ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
                                                                                           40 Weeks Ended
                                                                                    -----------------------------
                                                                                    Dec. 5, 2009    Nov. 29, 2008
                                                                                    ------------    -------------
Cash paid during the year for interest                                              $   92,736      $  92,223
                                                                                    ============    =============
Cash paid during the year for income taxes, net of refunds                          $    3,342      $   3,147
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

1.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
---------------------------------------
The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 5, 2009 and November 29, 2008, and the Consolidated Balance Sheets at December 5, 2009 and February 28, 2009 of The Great Atlantic & Pacific Tea Company, Inc. ("we," "our," "us" or "our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year presentation. Refer to Note 11 - Indebtedness and Other Financial Liabilities for reclassifications made upon our retroactive adoption of the new accounting guidance for convertible debt with cash settlement features.

Significant Accounting Policies
-------------------------------
A summary of our significant accounting policies are found in our Annual Report on Form 10-K for the year ended February 28, 2009. There have been no significant changes in these policies during the 40 weeks ended December 5, 2009, except as described below.

Redeemable Preferred Stock. The initial carrying amount of our preferred stock issued in August 2009 was valued at fair value on the date of issuance, net of closing and issuance costs. Based on the terms of the preferred stock agreement, our preferred stock cannot be converted into more than 19.99% of the common stock outstanding prior to its issuance without shareholder approval. The shares that are convertible without shareholder approval are recorded within temporary stockholders' equity, and the shares requiring shareholder approval to become convertible are classified as a liability. Refer to Note 10 - Redeemable Preferred Stock for additional information relating to our preferred stock issuance.

Our preferred stock recorded within temporary stockholders' equity contains an embedded beneficial conversion feature since the fair value of our Company's common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to Additional paid-in-capital. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the shares recorded within temporary stockholders' equity convert. The resulting discount will be amortized over the period from the date of issuance to the stated redemption date into "Additional paid-in capital" in absence of retained earnings. We will record a beneficial conversion feature on the portion of the issuance currently classified within "Preferred stock liability" upon receiving

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


shareholder approval for conversion of those shares. See Note 20 - Subsequent Events for additional information relating to the accounting treatment upon shareholder approval.

Our "Preferred stock liability" was initially recorded at its fair value, with the related issuance cost amortization recorded within "Interest expense" over its life. Dividends relating to preferred stock classified as a liability are also recorded within "Interest expense". The portion of the issuance classified within temporary stockholders' equity is recorded at liquidation value, net of transaction costs and the embedded beneficial conversion feature. The discount for shares classified within temporary stockholders' equity is accreted through "Additional paid-in capital", in absence of retained earnings, over the period from the date of issuance to the earliest redemption date. Dividends relating to preferred stock recorded within temporary stockholders' equity are recorded within "Additional paid-in capital" in absence of retained earnings.

Recently Adopted Accounting Guidance
------------------------------------

Convertible Debt. During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which requires separate recognition of the liability and equity components of convertible debt instruments with cash settlement features in a manner that reflects an issuer's nonconvertible debt borrowing rate and accretion of the resulting debt discount over the expected life of the convertible debt. Financial statements for prior periods have been adjusted to reflect the retroactive application of this guidance. Refer to Note 11 - Indebtedness and Other Financial Liabilities for related disclosures and tables.

Other than Temporary Impairments. During the 16 weeks ended June 20, 2009, we adopted the amended accounting guidance for determining whether impairment in debt securities should be considered other-than-temporary and the related accounting and disclosure requirements. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Fair Value Measurement. During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance relating to fair value measurements of our nonrecurring nonfinancial assets and nonfinancial liabilities, which include goodwill, long lived assets and store exit costs, and are measured at fair value to test for and measure impairment, when necessary. Refer to Note 3 - Goodwill and Other Intangible Assets and Note 5 - Valuation of Long-Lived Assets for a summary of impairment charges recorded during the 12 and 40 weeks ended December 5, 2009.

During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance for interim and annual disclosures of the fair value of financial instruments, and the methods and significant assumptions used to estimate fair value. Refer to Note 4 - Fair Value Measurements for related disclosures.

During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance for determining fair value when the volume level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly, as well as the expanded fair value disclosure requirements for all equity and debt securities by major security type. Refer to Note 4 - Fair Value Measurements for related disclosures.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


During the 12 weeks ended December 5, 2009, we adopted the new accounting guidance for estimating the fair value of a liability when a quoted price in an active market for the identical liability is not available. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Intangible Assets. During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance relating to determining the useful life of intangible assets. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Business Combinations. During the 16 weeks ended June 20, 2009, we adopted the new accounting guidance for business combinations for recognizing and measuring in the acquirer's financial statements of any noncontrolling interest in the acquiree, the identifiable assets and goodwill acquired and the liabilities assumed, including those that arose from contingencies. Our acquisition of Pathmark was not impacted by this guidance as it applies to transactions with acquisition dates during or after our fiscal 2009.


2.   Recently Issued Accounting Pronouncements

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance to allow net asset value to be used in estimating the fair value of alternative investments without readily determinable fair values. It also requires additional disclosures of redemption restrictions, unfunded commitments and investment strategies. This guidance is effective beginning with the 12 weeks ended February 27, 2010, with early adoption permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Variable Interest Entities. In June 2009, the FASB issued new accounting guidance relating to consolidation of variable interest entities ("VIEs"), with additional disclosure requirements relating to involvement in VIEs. The new guidance is effective beginning in our fiscal 2010. We are currently assessing the impact of this guidance on our consolidated financial statements.

Share Lending Arrangements. In June 2009, the FASB issued new guidance on accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing, which requires share lending arrangements to be measured at fair value and recognized as a debt issuance cost, amortized using the effective interest method over the life of the financing arrangement as interest cost. The loaned shares are excluded from basic and diluted earnings per share, unless a default occurs. In case default becomes probable, expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized. This guidance is effective beginning with our fiscal 2010, with retrospective application required. We are currently assessing the impact of this guidance on our financial statements.

Postretirement Plans. In December 2008, the FASB issued new accounting guidance to expand employer's disclosures about plan assets of a defined benefit pension or other postretirement plan to include: (i) investment policies and strategies,
(ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets. These disclosures are effective for our fiscal year ended February 27, 2010.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


3.   Goodwill and Other Intangible Assets

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2008 and is scheduled to be performed again in the fourth quarter of fiscal 2009.

Goodwill
As disclosed in our Form 10-Q for the second quarter of fiscal 2009, we continue to monitor our results and projections for the necessity of a possible impairment charge. During the third quarter of fiscal 2009, we concluded that an interim triggering event had occurred for purposes of testing goodwill for impairment within our Price Impact reporting unit due to:

     o The severity and duration of operating losses within the Price Impact reporting unit;

     o Changes in our management's long-term forecasts relating to the Price Impact reporting unit;

     o The significant impairment of long-lived assets within the Price Impact reporting unit (Refer to Note 5 -- Valuation of Long-Lived Assets ); and

As a result, we performed an interim evaluation to determine whether any portion of the $321.8 million goodwill balance attributable to our Price Impact segment has been impaired. We performed the first step of goodwill impairment testing by estimating the fair value of the Price Impact reporting unit using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates. Assumptions included reduced shorter term internal revenue and profitability forecasts based on recent trends, partially offset by an estimate for improvement for remodeling certain stores that were underperforming against our expectations and a perpetual growth rate for cash flow in the terminal year, subsequent to all planned remodels, of 1.5%. We assumed a market-based weighted average cost of capital of 11.0% to discount cash flows and a blended tax rate of 42.0%. We determined that our carrying value exceeded our fair value indicating that goodwill was potentially impaired.

As a result, we performed the second step of the goodwill impairment test by calculating the implied fair value of goodwill. We allocated the fair value to the assets and liabilities of the Price Impact reporting unit other than goodwill. The remaining difference between the fair value of the Price Impact reporting unit and the sum of the allocated fair value of the assets and liabilities was considered the implied fair value of goodwill. The carrying value of goodwill exceeded the implied fair value by $321.8 million, which was recorded as impairment during the third quarter of fiscal 2009. Subsequent to the impairment, no goodwill remains at the Price Impact reporting unit.

We determined that a triggering event did not occur in our third quarter for the remaining reporting units. We will perform our annual goodwill impairment testing of the remaining reporting units (other than the

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Price Impact reporting unit) during the fourth quarter of fiscal 2009. We can provide no assurances that we will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These events could include a decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates. Recognition of additional impairment of a significant portion of our goodwill would negatively affect our Company's reported results of operations and total capitalization.

Changes in the carrying amount of goodwill by reportable segment during the 40 weeks ended December 5, 2009 are as follows:

                                       Fresh       Price Impact     Gourmet         Other          Total
                                     ---------     -----------     ---------      ---------      ---------
Balance as of February 28, 2009:
--------------------------------
   Goodwill                          $ 126,609      $ 338,048      $  12,720      $   6,183      $ 483,560
   Accumulated impairment losses            --             --             --             --             --
                                     ---------      ---------      ---------      ---------      ---------
                                       126,609        338,048         12,720          6,183        483,560

Adjustment to goodwill*                 (5,792)       (16,208)          (610)          (209)       (22,819)
Impairment losses                           --       (321,840)            --             --       (321,840)

Balance as of December 5, 2009:
-------------------------------
   Goodwill                            120,817        321,840         12,110          5,974        460,741
   Accumulated impairment losses            --       (321,840)            --             --       (321,840)
                                     ---------      ---------      ---------      ---------      ---------
                                     $ 120,817      $      --      $  12,110      $   5,974      $ 138,901
                                     =========      =========      =========      =========      =========

*During the second quarter of fiscal 2009, the amount of Goodwill related to the Pathmark acquisition was reduced by $22.8 million as a result of an adjustment to the deferred tax valuation allowance that should have been released in connection with the original purchase price allocation.

Intangible Assets, net

Intangible assets, net were acquired upon our acquisition of Pathmark in December 2007 and consisted of the following:

                                         Weighted Avg.          Gross             Accumulated          Accumulated
                                         Amortization         Carrying         Amortization at        Amortization at
                                        Period (years)         Amount            Dec. 5, 2009         Feb. 28, 2009
                                        --------------        --------         ---------------        ---------------
Loyalty card customer relationships               5          $ 19,200                $   6,622             $  3,376
In-store advertiser relationships                20            14,720                    1,472                  906
Pharmacy payor relationships                     13            75,000                   11,538                7,100
Pathmark trademark                       Indefinite            77,400                       --                   --
                                                             --------                ---------             --------
Total                                                        $186,320                $  19,632             $ 11,382
                                                             ========                =========             ========

Based on the lower revenues within our Price Impact reporting unit, as well as the impairment trigger of goodwill during the third quarter of fiscal 2009, we evaluated the fair value of the Pathmark Trademark using the relief-from-royalty method with assumptions consistent with those used to fair value goodwill. Further assumptions include lower estimated market royalty rate expectations due to current general economic conditions, as well as our near term profitability projections.

The carrying value exceeded the indicated fair value of the Pathmark Trademark, resulting in an impairment charge of $49.9 million which we recorded this quarter. We believe that our estimates are

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


appropriate based upon the current assumptions. However, we may be required to record impairment charges in future periods if our revenues differ from our current projections. We will perform our annual trademark impairment testing during the fourth quarter of fiscal 2009. We currently estimate that the fair value of our trademark decreases by approximately $20.0 million for each 5 basis point decrease in the market royalty rate and by approximately $8.0 million for each 10% decline in sales from our current projections.

During the third quarter of fiscal 2009, we also determined that we had a triggering event requiring us to evaluate the recoverability of our amortizable intangible assets for possible impairment, due to lower revenues within our Price Impact reporting unit and the impairment trigger of goodwill. We evaluated the expected undiscounted cash flows of the Pathmark reporting unit compared to the book value of all long-lived assets, including intangible assets other than goodwill, noting no impairment of our amortizable intangible assets. We believe that our estimates are appropriate based upon the current assumptions. However, future impairment charges could be required if our revenues in future periods differ from our current projections. Amortization expense relating to our finite-lived intangible assets for the 12 and 40 weeks ended December 5, 2009 was $2.5 million and $8.3 million, respectively. Amortization expense for the 12 and 40 weeks ended November 29, 2008 was $2.1 million and $7.1 million, respectively.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

                   2009                      $     2,475
                   2010                           10,725
                   2011                           10,725
                   2012                            9,670
                   2013                            6,505
                   Thereafter                     49,188

4.   Fair Value Measurements

The accounting guidance for fair value measurement defines and establishes a framework for measuring fair value. Inputs used to measure fair value are classified based on the following three-tier fair value hierarchy:

Level 1 -- Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets include cash equivalents that are traded in an active exchange market.

Level 2 -- Directly or indirectly observable inputs other than Level 1 quoted prices in active markets. Our Level 2 liabilities include warrants, which are valued using the Black Scholes pricing model with inputs that are observable or can be derived from or corroborated by observable market data.

Level 3 -- Unobservable inputs that are supported by little or no market activity whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Company's Level 3 assets include our restricted marketable securities for which there is limited market activity.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 5, 2009 and February 28, 2009:

                                                                       Fair Value Measurements at Dec. 5, 2009 Using
                                                                       ---------------------------------------------
                                                                      Quoted Prices    Significant Other   Significant
                                                   Total Carrying       in Active          Observable      Unobservable
                                                      Value at            Markets           Inputs           Inputs
                                                    Dec. 5, 2009         (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     -------------
Assets:
-------
Cash equivalents                                 $       186,893       $   186,893      $          --     $          --
Restricted marketable securities                             923                --                 --               923
                                                 ---------------       -----------      -------------     -------------
Total                                            $       187,816       $   186,893      $          --     $         923
                                                 ===============       ===========      =============     =============

Liabilities:
------------
Series B Warrant                                 $        29,663       $        --      $      29,663     $          --
                                                 ===============       ===========      =============     =============

                                                                       Fair Value Measurements at Feb. 28, 2009 Using
                                                                       ----------------------------------------------
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
-------
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
------------
Series B Warrant                                 $         4,766       $        --      $       4,766     $          --
                                                 ===============       ===========      =============     =============

Level 3 Financial Assets:
-------------------------
Our Level 3 financial assets include our restricted marketable securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. These securities were valued with the assistance of broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, and assumptions about liquidity. As of December 5, 2009 and February 28, 2009, we had restricted marketable securities of $0.9 million and $4.9 million, respectively, which were held by Bank of America in the Columbia Fund. These securities are classified as available-for-sale. On December 6, 2007, Bank of America froze the Columbia Fund as a result of the increased risk in subprime asset backed securities. As a result of this restriction on cash redemptions, we did not consider the Columbia Fund to be traded in an active market with observable pricing and these amounts were categorized as Level 3.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period February 28, 2009 to December 5, 2009:

                                                                           Fair Value Measurements Using
                                                                           Significant Unobservable Inputs
                                                                                    (Level 3)
                                                                           -------------------------------
                                                                                Restricted Marketable
                                                                                     Securities
                                                                                     ----------
Beginning Balance                                                                    $   4,857
     Issuances                                                                              --
     Total realized and unrealized (losses) and gains included in:
         Realized losses (1)                                                              (261)
         Other comprehensive income (2)                                                    543
Settlements                                                                             (4,216)
                                                                                     ---------
Ending Balance                                                                       $     923
                                                                                     =========

-------------
(1) Amounts are recorded in "Store operating, general and administrative expense" in the Consolidated Statements of Operations.

(2) Represents unrealized gains relating to Level 3 assets still held at December 5, 2009, based on the net asset value of the Columbia Fund at December 5, 2009, primarily as a result of the improved pricing of certain underlying securities included in the fund. As of February 28, 2009, there were no investments with unrealized gains or losses.

During the 12 and 40 weeks ended December 5, 2009, we received distributions from the Columbia Fund in the amount of $2.0 million and $4.2 million, respectively, at an amount less than 100% of the net asset value of the fund, resulting in realized losses of nil and $0.3 million, respectively. During the 12 and 40 weeks ended November 29, 2008, we received distributions from the Columbia Fund in the amount of $2.8 million and $9.9 million, respectively, at an amount less than 100% of the net asset value of the fund, resulting in realized losses of $0.2 million and $0.4 million, respectively.

For the 12 and 40 weeks ended November 29, 2008, we realized losses of $0.7 million and $0.8 million, respectively, based on the ending net asset value of the Columbia Fund as the decline in net asset value is considered other than temporary at November 29, 2008 and will not be recovered in future distributions from the fund.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis
--------------------------------------------------------------------
Fair value measurements of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis using Level 3 inputs are primarily used in the impairment analyses of our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed store occupancy costs. We perform our annual review of goodwill and other intangible assets for impairment in the fourth quarter of each fiscal year unless an interim triggering event has occurred indicating the possibility of an impairment. Refer to Note 3 - Goodwill and Other Intangible Assets for further information relating to the carrying value of our goodwill and other intangible assets and the goodwill impairment charge recorded during the 12 weeks ended December 5, 2009. Long-lived assets and closed store occupancy costs were measured at fair value on a nonrecurring basis using Level 3 inputs, as unobservable inputs were used to measure their fair value. Refer to Note 5 - Valuation of Long-Lived Assets, Note 6 - Discontinued Operations and Note 7 - Asset

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Disposition Initiatives for more information relating to the valuation of these assets and liabilities and the impairment of our long-lived assets. During the 12 weeks ended December 5, 2009, long-lived assets with a carrying amount of $230.7 million were written down to their fair value of $189.9 million, resulting in an impairment charge of $40.8 million.

Long-Term Debt and Preferred Stock Liability:
---------------------------------------------

The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments as of December 5, 2009 and February 28, 2009:

                                                       As of December 5, 2009                As of February 28, 2009
                                                 ---------------------------------      -------------------------------
                                                      Carrying             Fair            Carrying           Fair
                                                       Amount              Value            Amount            Value
                                                 -----------------     -------------    -------------     -------------
Current portion of long-term debt                $         1,373       $     1,373      $     5,283       $     5,283
Long-term debt, net of related discount (1)              986,331         1,001,994          919,364           675,902
Preferred stock liability                                117,250           272,255               --                --

(1) The balance our Long-term debt decreased by $23.1 million from the amount reported in our 2008 Annual Report on Form 10-K as a result of the retrospective application of the new accounting guidance for convertible debt, which we adopted during the first quarter of fiscal 2009. Refer to Note 11 - Indebtedness and Other Financial Liabilities for additional information.

Our long-term debt includes borrowings under our line of credit, credit agreement, related party promissory note and our debt securities. The fair value of our debt securities are determined based on quoted market prices for such notes in non-active markets.

Our Preferred stock liability was recorded in connection with our preferred stock issuance in August 2009. Due to the high likelihood of these shares becoming convertible, the fair value of our Preferred stock liability was determined by valuing the related common share equivalents based on the closing market price of our Company's common stock on December 4, 2009.


5.   Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Impairments due to closure or conversion in the normal course of business

We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 and 40 weeks ended December 5, 2009, we recorded impairment losses on long-lived assets of $1.5 million and $5.2 million, respectively, related to stores that were closed or converted in the normal course of business, as compared to $0.9 million and $2.7 million in impairment losses on property related to stores that were closed or converted in the normal course of business during the 12 and 40 weeks ended November 29, 2008, respectively. These amounts were recorded within "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Impairments due to unrecoverable assets

During the 12 weeks ended December 5, 2009, as a result of experiencing increasingly severe operating losses for the past two years within our Price Impact reporting unit and also within one asset group within our Fresh reporting unit, we determined that a triggering event occurred for testing the related asset groups' long-lived assets for potential impairment. We estimated the future cash flows for these asset groups based on an internal analysis performed by management. The carrying value of the asset group within our Fresh reporting unit was determined to be recoverable from its expected undiscounted future cash flows. For three asset groups within our Price Impact reporting unit, the carrying value was not recoverable from their undiscounted future cash flows. We determined the fair value of these assets and as a result, we recorded an impairment charge for these asset groups' long-lived assets, primarily consisting of favorable leases and other owned property of $40.8 million, within "Goodwill, trademark and long-lived asset impairment" in our Consolidated Statements of Operations for the 12 weeks ended December 5, 2009.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. We will continue to monitor our operating results in future periods to determine whether additional impairment testing is warranted for any of our asset groups experiencing operating losses. If current operating levels do not improve, we may have to record impairments of long-lived assets in the future.


6.   Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations. These events are described based on the year the transaction was initiated.

The operating results for these discontinued businesses are included in our Consolidated Statements of Operations, under the captions "Loss from operations of discontinued businesses, net of tax" and "Gain on disposal of discontinued businesses, net of tax" for the 12 and 40 weeks ended December 5, 2009 and November 29, 2008, respectively.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

                                         For the 40 Weeks Ended December 5, 2009
                         ---------------------------------------------------------------------------
                         Balance at      Interest                                         Balance at
                         2/28/2009      Accretion (1)  Adjustments(2)   Utilization(3)    12/5/2009
                         ---------      -------------  --------------   --------------    ---------
2007 Events
-----------
Occupancy                 $ 70,583        $  6,883        $ 48,802        $(21,810)        $104,458
Severance                   59,239           2,834              37          (4,036)          58,074
                          --------        --------        --------        --------         --------
2007 events total          129,822           9,717          48,839         (25,846)         162,532

2005 Event
----------
Occupancy                   60,327           2,497           5,279          (7,703)          60,400

2003 Events
-----------
Occupancy                   18,712             873           5,814          (2,440)          22,959
                          --------        --------        --------        --------         --------
   Total                  $208,861        $ 13,087        $ 59,932        $(35,989)        $245,891
                          ========        ========        ========        ========         ========

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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

 (2) At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded as a component of "Loss from operations of discontinued businesses" on our Consolidated Statements of Operations. During the 40 weeks ended December 5, 2009, we recorded adjustments for the 2007, 2005 and 2003 events for additional occupancy related costs of $48.8 million, $5.3 million and $5.8 million, respectively, due to changes in our estimation of such future costs due to the continuing deteriorating economic conditions in the Midwest real estate market including the recent bankruptcies in the auto industry. We now expect our occupancy costs to be higher as the current economic conditions affecting the Midwest real estate market are expected to persist for some time and subleased properties in the area have been occurring at heavily discounted rates as compared to the related contractual agreements.

 (3) Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes. Severance utilization represents payments made to terminated employees during the period.

Summarized below are the payments made from the time of the original charge through December 5, 2009 and expected future payments related to these events:

                                                                  2007          2005         2003
                                                                 Events         Event        Events        Total
                                                                --------      --------      --------      --------
Total severance payments made to date                           $ 32,188      $  2,650      $ 22,528      $ 57,366
Expected future severance payments                                58,074            --            --        58,074
                                                                --------      --------      --------      --------
   Total severance payments expected to be incurred               90,262         2,650        22,528       115,440
                                                                --------      --------      --------      --------

Total occupancy payments made to date                             73,667        54,354        31,961       159,982
Expected future occupancy payments,
  excluding interest accretion                                   104,458        60,400        22,959       187,817
                                                                --------      --------      --------      --------
   Total occupancy payments expected to be incurred,
     excluding interest accretion                                178,125       114,754        54,920       347,799
                                                                --------      --------      --------      --------

Total severance and occupancy payments made to date              105,855        57,004        54,489       217,348
Expected future severance and occupancy payments,
  excluding interest accretion                                   162,532        60,400        22,959       245,891
                                                                --------      --------      --------      --------
   Total severance and occupancy payments
     expected to be incurred, excluding interest accretion      $268,387      $117,404      $ 77,448      $463,239
                                                                ========      ========      ========      ========

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

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                 December 5, 2009
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $            9   $            --   $          --    $             9
Other accruals                                            $       29,753   $        10,755   $       3,458    $        43,966
Other non-current liabilities                             $      132,770   $        49,645   $      19,501    $       201,916

                                                                                   February 28, 2009
                                                          -----------------------------------------------------------------
                                                               2007              2005             2003
                                                              Events             Event           Events             Total
                                                          ---------------  ---------------   ---------------  ---------------
Accrued salaries, wages and benefits                      $           43   $            --   $          --    $            43
Other accruals                                            $       31,890   $        11,016   $       3,249    $        46,155
Other non-current liabilities                             $       97,889   $        49,311   $      15,463    $       162,663

We evaluated the reserve balances as of December 5, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

7.   Asset Disposition Initiatives

In addition to the events described in Note 6 - Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated.

Summarized below is a reconciliation of liabilities relating to restructuring obligations from these activities:

                                                               For the 40 Weeks Ended December 5, 2009
                                        -----------------------------------------------------------------------------------
                                           Balance at      Interest                                               Balance at
2005 Event                                 2/28/2009     Accretion (1)    Adjustments(2)    Utilization(3)        12/5/2009
----------                                 ---------     -------------    --------------    --------------        ---------
Occupancy - Continuing Operations            $ 1,114          $    11          $(1,120)          $    (5)          $    --
Severance - Continuing Operations                904               --               63              (229)              738
                                             -------          -------          -------           -------           -------
   2005 event total                            2,018               11           (1,057)             (234)              738

2001 Event
----------
Occupancy - Continuing Operations              7,080              353              284              (680)            7,037
Occupancy - Discontinued Operations           11,307              482                4            (1,492)           10,301
                                             -------          -------          -------           -------           -------
   2001 event total                           18,387              835              288            (2,172)           17,338

1998 Event
----------
Occupancy - Continuing Operations              8,696              195           (1,398)           (2,816)            4,677
Severance - Continuing Operations                824               --               --              (120)              704

Occupancy - Discontinued Operations              543               16               --              (465)               94
                                             -------          -------          -------           -------           -------
   1998 event total                           10,063              211           (1,398)           (3,401)            5,475
                                             -------          -------          -------           -------           -------
Total                                        $30,468          $ 1,057          $(2,167)          $(5,807)          $23,551
                                             =======          =======          =======           =======           =======

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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

     During the 40 weeks ended December 5, 2009, we recorded a $1.1 million adjustment to eliminate occupancy related costs due to the termination of the lease on the one remaining property included in the 2005 event. We increased occupancy related costs for the 2001 event by $0.3 million due to changes in our estimation of such future costs. Occupancy related costs for the 1998 event were reduced by $1.4 million primarily due to entering into new sublease agreements that were more favorable than our original estimates.

 (3) Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                   2005              2001             1998
                                                   Event             Event            Event             Total
                                                 --------          --------          --------          --------
Total severance payments made to date            $ 48,944          $ 28,205          $ 30,760          $107,909
Expected future severance payments                    738                --               704             1,442
                                                 --------          --------          --------          --------
Total severance payments expected
   to be incurred                                  49,682            28,205            31,464           109,351
                                                 --------          --------          --------          --------

Total occupancy payments made to date              13,856            64,542           118,506           196,904
Expected future occupancy payments,
     excluding interest accretion                      --            17,338             4,771            22,109
                                                 --------          --------          --------          --------
Total occupancy payments expected
     to be incurred, excluding interest
   accretion                                       13,856            81,880           123,277           219,013
                                                 --------          --------          --------          --------

Total severance and occupancy
   payments made to date                           62,800            92,747           149,266           304,813
Expected future severance and
   occupancy payments, excluding
   interest accretion                                 738            17,338             5,475            23,551
                                                 --------          --------          --------          --------
Total severance and occupancy payments
   expected to be incurred, excluding
   interest accretion                            $ 63,538          $110,085          $154,741          $328,364
                                                 ========          ========          ========          ========

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits. The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


employer union pension plans. The expected completion dates for the 2005, 2001 and 1998 events are 2015, 2022 and 2020, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                   December 5, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           268   $        2,982   $         2,617   $       5,867
Other non-current liabilities           $           470   $       14,356   $         2,858   $      17,684

                                                                February 28, 2009
                                        ---------------------------------------------------------------------
                                              2005             2001              1998
                                              Event            Event             Event            Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           384   $        2,965   $         4,142   $       7,491
Other non-current liabilities           $         1,634   $       15,422   $         5,921   $      22,977

We evaluated the reserve balances as of December 5, 2009 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.


8.   Other Accruals

Other accruals are comprised of the following:

                                                                 Dec. 5, 2009     Feb. 28, 2009
                                                                 ------------     -------------
Self-insurance reserves                                          $    77,249       $    77,560
Closed store and warehouse reserves                                   63,085            64,508
Pension withdrawal liabilities                                        10,461             5,393
GHI contract liability                                                 6,168             5,742
Accrued occupancy related costs for open stores                       25,384            27,439
Deferred income                                                       28,919            33,558
Deferred real estate income                                            2,782             2,558
Accrued audit, legal and other                                         9,718            11,719
Accrued interest                                                      27,095             9,000
Other postretirement and postemployment benefits                       4,153             4,153
Accrued advertising                                                    2,069             1,493
Dividends payable on preferred stock                                   3,252                 -
Other                                                                  2,906             3,473
                                                                 -----------       -----------
Total                                                            $   263,241       $   246,596
                                                                 ===========       ===========

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


9.   Other Non-Current Liabilities

Other non-current liabilities are comprised of the following:

                                                                 Dec. 5, 2009     Feb. 28, 2009
                                                                 ------------     -------------
Unrecognized Tax Benefits                                        $     2,426       $   156,267
Deferred taxes                                                        22,402                 -
Self-insurance Reserves                                              149,632           153,870
Closed Store and Warehouse Reserves                                  197,998           140,593
Pension Withdrawal Liabilities                                        90,452           109,714
GHI Contractual Liability for Employee Benefits                       89,982            85,690
Pension Plan Benefits                                                112,243            89,842
Other Postretirement and Postemployment Benefits                      34,761            34,295
Corporate Owned Life Insurance Liability                              60,436            59,529
Deferred Rent Liabilities                                             55,698            54,047
Deferred Income                                                       71,461            83,128
Unfavorable Lease Liabilities                                         22,425            30,708
Other                                                                 14,422            13,726
                                                                 -----------       -----------
Total                                                            $   924,338       $ 1,011,409
                                                                 ===========       ===========


10.  Redeemable Preferred Stock

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

The Preferred Stock is convertible into shares of our Company's common stock, par value $1.00 per share (the "Common Stock"), at an initial conversion price of $5.00 per share of Common Stock. The Preferred Stock is convertible upon the one-year anniversary of the issuance of Preferred Stock provided that prior to receiving shareholder approval, the Preferred Stock will not be exercisable into greater than 19.99% of the Common Stock outstanding prior to the issuance of the Preferred Stock. The 57,750 shares that are convertible without shareholder approval are classified as temporary stockholders' equity since the shares are
(i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company. The 117,250 shares that require shareholder approval in order to become convertible are classified as a "Preferred stock liability". (Refer to Note 20 - Subsequent Events for additional information relating to shareholder approval).

Prior to shareholder approval, the holders of Series A Convertible Preferred Stock have the right to vote on an as-converted basis provided that the aggregate number of votes entitled to be cast by the Series A Convertible Preferred Stock does not exceed 19.99% and the Series A-T Convertible Preferred Stock does not exceed 1% of the voting power of the Common Stock outstanding immediately prior to the issuance of the Series A Convertible Preferred Stock. (Refer to Note 20 - Subsequent Events for accounting treatment upon receiving shareholder approval).

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Our Company is required to redeem all of the outstanding Preferred Stock on August 1, 2016 (the "Maturity Date"), at 100.0% of the liquidation preference, plus all accrued and unpaid dividends. Subject to the repurchase rights of the investors, the Preferred Stock is not redeemable prior to the Maturity Date. At any time after December 3, 2012, in the event of any fundamental change, the investors may elect to require our Company to repurchase the Preferred Stock in cash at 101.0% of the liquidation preference amount plus any accrued and unpaid dividends.

The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company is not able to pay the dividends fully in cash. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 12 and 40 weeks ended December 5, 2009, we recorded Preferred Stock dividends of $3.2 million and $4.8 million, respectively, of which $2.1 million and $3.2 million, respectively, has been recorded within "Interest expense" and the remaining $1.1 million and $1.6 million, respectively, has been recorded within "Additional paid-in capital". In addition, during the 12 and 40 weeks ended December 5, 2009, we recorded $0.4 million and $0.6 million, respectively, of deferred financing fees amortization, of which $0.3 million and $0.4 million, respectively, has been recorded within "Interest expense" and the remaining $0.1 million and $0.2 million, respectively, has been recorded within "Additional paid-in capital".

The portion of the issuance recorded within "Preferred stock liability" is recorded at fair value, with the related issuance cost amortization recorded within "Interest expense".

The shares classified within temporary equity contained an embedded beneficial conversion feature as the fair value of the Company's common stock on the date of issuance, $5.67 per share, was in excess of the effective conversion price of $4.74 per share, which represents the $5.00 per share conversion price reduced for fees paid to the investors. This embedded beneficial conversion feature resulted in a discount of $10.8 million, which has been recorded within "Additional paid-in capital" and will be amortized over a seven-year period from the date of issuance until the stated redemption date. During the 12 and 40 weeks ended December 5, 2009, we accreted $0.3 million and $0.5 million, respectively, relating to this beneficial conversion feature through "Additional paid-in capital".

Certain features of the Preferred Stock constitute derivatives separate from the Preferred Stock; however, at issuance and the current balance sheet date, those features had little or no value and are not expected to have significant value for the foreseeable future.

11.  Indebtedness and Other Financial Liabilities

Senior Secured Notes
--------------------
On August 4, 2009, we issued $260.0 million of 11.375% senior secured notes due 2015 (the "Notes") at a price equal to 97.385% of their face value. The Notes represent second lien secured obligations, guaranteed by all of our Company's domestic subsidiaries. The Notes bear interest at a fixed rate of 11.375% payable semi-annually in cash. As of December 5, 2009, the carrying value of the notes was $253.5 million. The proceeds from this offering and our preferred stock offering on August 4, 2009 (Refer to Note 10 - Redeemable Preferred Stock) were used to repay a portion of our existing variable debt.

The Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States, only to non-U.S. investors

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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

Convertible Senior Notes
------------------------
Our $255.0 million 6.750% Convertible Senior Notes that were issued in December 2007 are subject to the new accounting guidance, which we adopted during the 16 weeks ended June 20, 2009 (Refer to Note 1 - Summary of Significant Accounting Policies) relating to convertible debt instruments with cash settlement features, as our estimated nonconvertible debt borrowing rate is higher than the current contractual rate on these notes. We estimate that our effective interest rate for similar debt without the conversion feature is approximately 12.000%. As a result, we retrospectively recognized cumulative additional non-cash interest expense of $3.9 million from the date of issuance of these Convertible Senior Notes through February 28, 2009. During the 12 weeks ended December 5, 2009 and November 29, 2008, we recognized additional non-cash interest expense of $1.0 million and $0.8 million, respectively, and during the 40 weeks ended December 5, 2009 and November 29, 2008, we recognized additional non-cash interest expense of $3.2 million and $2.5 million, respectively, as a result of our adoption of this new accounting guidance. Our non-cash interest expense for fiscal 2009 is expected to increase by approximately $4.2 million and will increase by approximately $18.3 million in total in subsequent periods during which our convertible notes remain outstanding. Upon adoption, we also reclassified $26.4 million of debt and deferred financing costs to "Additional paid-in capital", net of deferred taxes.

Due to the retrospective application of the new accounting guidance relating to certain convertible debt instruments, our prior period consolidated financial statements have been adjusted as follows:

Consolidated Statements of Operations                  12 Weeks Ended Nov. 29, 2008              40 Weeks Ended Nov. 29, 2008
                                                    -----------------------------------       ------------------------------------
                                                    As adjusted in       As reported in       As adjusted in        As reported in
                                                    this Quarterly         Quarterly          this Quarterly          Quarterly
                                                      Report on            Report on            Report on             Report on
                                                      Form 10-Q            Form 10-Q            Form 10-Q             Form 10-Q
                                                    --------------       --------------       --------------        --------------
Interest expense                                    $   (37,511)         $   (36,727)         $  (119,117)          $  (116,621)
Loss from continuing operations                          (3,777)              (2,993)              (5,278)               (2,782)
Net loss                                                (14,412)             (13,628)             (31,249)              (28,753)

Per share data
--------------
Net loss per share -- basic:
    Continuing operations                           $     (0.07)         $     (0.06)         $     (0.10)          $     (0.05)
    Discontinued operations                               (0.20)               (0.20)               (0.52)                (0.52)
                                                    -----------          -----------          -----------           -----------
Net loss per share -- basic                         $     (0.27)         $     (0.26)         $     (0.62)          $     (0.57)
                                                    ===========          ===========          ===========           ===========

Net loss per share -- diluted:
    Continuing operations                           $     (1.62)         $     (1.35)         $     (2.69)          $     (2.33)
    Discontinued operations                               (0.28)               (0.26)               (0.49)                (0.46)
                                                    -----------          -----------          -----------           -----------
Net loss per share - diluted                        $     (1.90)         $     (1.61)         $     (3.18)          $     (2.79)
                                                    ===========          ===========          ===========           ===========

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Consolidated Balance Sheets                              As of February 28, 2009                    As of February 23, 2008
                                                    -----------------------------------       ------------------------------------
                                                    As adjusted in      As reported in        As adjusted in       As reported in
                                                    this Quarterly      the 2008 Annual       this Quarterly       the 2008 Annual
                                                      Report on            Report on            Report on             Report on
                                                      Form 10-Q            Form 10-K            Form 10-Q             Form 10-K
                                                    --------------       --------------       --------------        --------------
Assets:
   Prepaid expenses and other current assets        $    67,465          $    66,190          $    96,788           $    94,969
   Current assets                                       918,522              917,247              886,245               884,426
   Other assets                                         193,954              195,856              234,439               236,995
   Total assets                                       3,545,084            3,545,711            3,643,119             3,643,856
Liabilities:
   Long-term debt                                       919,364              942,514              732,172               758,886
   Total liabilities                                  3,255,191            3,278,341            3,198,999             3,225,713
Stockholders' equity:
   Additional paid-in capital                           464,679              438,300              399,973               373,594
   (Accumulated deficit)/Retained earnings             (127,314)            (123,458)              16,021                16,423
   Total stockholders' equity                           289,893              267,370              444,120               418,143

Total liabilities and stockholders' equity          $ 3,545,084          $ 3,545,711          $ 3,643,119           $ 3,643,856


Consolidated Statement of Cash Flows                                            40 Weeks Ended Nov. 29, 2008
                                                                      -----------------------------------------------
                                                                             As adjusted in             As reported
                                                                         this Quarterly Report    in Quarterly Report
                                                                            on Form 10-Q             on Form 10-Q
                                                                      ------------------------    -------------------
Cash flows from operating activities:
    Net loss                                                          $          (31,249)         $         (28,753)
    Non-cash interest expense                                                     20,120                     17,624
Net cash used in operating activities                                            (48,214)                   (48,214)

The net carrying value of the 6.750% Convertible Senior Notes as of December 5, 2009 and February 28, 2009 was $221.7 million and $215.1 million, respectively, net of unamortized discount of $33.3 million and $39.9 million, respectively. As of December 5, 2009, our remaining unamortized discount will be recognized as follows:

         Remainder of 2009          $     2,113
         2010                             9,884
         2011                            11,139
         2012                            10,140
                                    -----------
                                    $    33,276
                                    ===========

Credit Agreement
----------------
On July 23, 2009, our Company amended the Amended and Restated Credit Agreement with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger, in connection with the private offering of senior secured notes and the sale of preferred stock, which expires in December 2012. The amended agreement increases the applicable margins on credit advances, reduces commitments by $20.0 million, reduces the collateral advance and provides for certain other amendments. Subject to borrowing base requirements, the amended $655.0 million Credit Agreement provides for a five-year term loan of $82.9 million, a five-year term loan of $50.0 million and a five-year revolving credit facility of $522.1

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement also provides for an increase in commitments of up to an additional $100.0 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned real estate and certain Pathmark leaseholds. The Pathmark leaseholds were removed as eligible collateral throughout fiscal 2009, which resulted in the total reduction in the borrowing availability under the revolving credit facility of approximately $73.0 million as of December 5, 2009. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares, as well as make bond repurchases.

As of December 5, 2009, there were $132.9 million of loans and $203.8 million in letters of credit outstanding under this agreement. As of December 5, 2009, after reducing availability for borrowing base requirements, we had $218.0 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $187.2 million as of December 5, 2009.

Warrants
--------
Our Series B warrants issued as part of the acquisition of Pathmark on December 3, 2007, are exercisable at $32.40 and expire on June 9, 2015. The Tengelmann stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann's outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement). In addition, Tengelmann has the ability to exercise a "Put Right" whereby it has the ability to require our Company to purchase our common stock held by Tengelmann to settle these warrants. Based on the rights provided to Tengelmann, our Company does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of our shares. Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on our Company's current stock price.

The value of the Series B warrants as of December 5, 2009 and February 28, 2009 was $29.7 million and $4.8 million, respectively, and is included in "Other financial liabilities" on our Consolidated Balance Sheets. The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

                                       December 5, 2009    February 28, 2009
                                       ----------------    -----------------
      Expected life                       5.51 years            6.28 years
      Volatility                             66.7%                 61.3%
      Dividend yield                          0%                    0%
      Risk-free interest rate                2.24%                 2.69%

Call Option and Financing
-------------------------
Warrants On or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC," who accounts for 50% of our call option and financing warrant transactions, filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


In the event we terminate these transactions, or they are canceled in bankruptcy, or LBOTC otherwise fails to perform its obligations under such transactions, we would have the right to monetary damages in the form of an unsecured claim against LBOTC in an amount equal to the present value of our cost to replace these transactions with another party for the same period and on the same terms.

Our "Nonoperating (loss) income" for the 12 and 40 weeks ended December 5, 2009 and November 29, 2008 was comprised of (losses) gains relating to market value adjustments on the following:

                                                              12 Weeks Ended                      40 Weeks Ended
                                                     --------------------------------       --------------------------------
                                                     Dec. 5, 2009       Nov. 29, 2008       Dec. 5, 2009       Nov. 29, 2008
                                                     ------------       -------------       ------------       -------------
Series A warrants (1)                                   $      --           $      --          $      --           $  (1,197)
Series B warrants                                         (15,944)             22,777            (24,898)
                                                                                                                      98,742
5.125% convertible senior notes (2)                            --                  --                 --               9,342
6.750% convertible senior notes (2)                            --                  --                 --               5,129
Financing warrants on convertible senior notes (3)             --                  --                 --               2,253
                                                        ---------           ---------          ---------           ---------
Total                                                   $ (15,944)          $  22,777          $ (24,898)          $ 114,269
                                                        =========           =========          =========           =========

(1) Series A warrants were exercised by Yucaipa Corporate Initiatives Fund I, L.P., Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. on May 7, 2008.

(2) The portion of the conversion features relating to our 5.125% and 6.750% convertible senior notes for which our Company did not have sufficient authorized shares to provide for all potential issuances of common stock was recorded as a long-term liability and marked to market until stockholder approval authorizing the issuance of more shares was obtained on June 26, 2008.

(3) Our Company did not have sufficient authorized shares to provide for all potential issuances of common stock relating to our financing warrants issued in conjunction with our convertible senior notes. As such, these financing warrants were recorded as a liability and marked to market until stockholder approval authorizing the issuance of more shares was obtained on June 26, 2008.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


12.  Interest Expense

Interest expense is comprised of the following:

                                                            For the 12 weeks ended              For the 40 weeks ended
                                                      ---------------------------------   ----------------------------------
                                                      Dec. 5, 2009     Nov. 29, 2008(1)   Dec. 5, 2009      Nov. 29, 2008(1)
                                                      ------------     ----------------   ------------      ----------------
$675 million Credit Agreement                             $  3,028          $  5,854          $ 12,406          $ 16,155
Related Party Promissory Note, due Aug. 18, 2011               147               140               467               148
11.375% Senior Secured Notes, due Aug. 1, 2015               6,835                --            10,400                --
9.125% Senior Notes, due December 15, 2011                     270               270               900               900
5.125% Convertible Senior Notes,
     due June 15, 2011                                       1,952             1,946             6,505             6,487
6.750% Convertible Senior Notes,
     due December 15, 2012                                   3,972             3,961            13,240            13,204
9.375% Notes, due August 1, 2039                             4,280             4,315            14,404            14,383
Capital Lease Obligations and
     Real Estate Liabilities                                12,019            12,699            40,066            40,753
Dividends on Preferred Stock Liability                       2,165                --             3,247                --
Self Insurance and GHI Interest                              3,292             1,913            11,420             6,377
GHI Discount Rate Adjustment and
     COLI Non-cash Interest                                    943               941            15,030             2,753
Amortization of Deferred Financing Fees
      and Discounts                                          6,765             5,226            20,071            17,367
Other                                                          101               246               420               590
                                                          --------          --------          --------          --------
     Total                                                $ 45,769          $ 37,511          $148,576          $119,117
                                                          ========          ========          ========          ========

 (1) The interest expense associated with the 6.750% convertible senior notes increased by $0.8 million and $2.5 million, respectively, from the amounts reported in our Form 10-Q for the 12 and 40 weeks ended November 29, 2008 as a result of the retrospective application of the new accounting guidance relating to convertible debt, which we adopted during the first quarter of fiscal 2009. Refer to Note 11 - Indebtedness and Other Financial Liabilities for additional information.


13.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average shares outstanding for the reporting period. Diluted earnings (loss) per share reflects all potential dilution, using either the treasury stock method or the "if-converted" method, and assumes that the convertible debt, stock options, restricted stock, performance restricted stock, warrants, preferred stock, and other potentially dilutive financial instruments were converted into common stock on the first day of the period. If the conversion of a potentially dilutive security yields an antidilutive result, such potential dilutive security is excluded from the diluted earnings per share calculation.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

The following table contains common share equivalents, which were not included in the loss per share calculations as their effect would be antidilutive:

                                                   12 Weeks Ended                       40 Weeks Ended
                                          --------------------------------        --------------------------------
                                          Dec. 5, 2009       Nov. 29, 2008        Dec. 5, 2009       Nov. 29, 2008
                                          ------------       -------------        ------------       -------------
   Stock options                             2,416,848           1,749,675           2,480,445           1,738,053
   Warrants                                    686,277             686,277             686,277             686,277
   Performance restricted stock units          295,213             524,843             548,608
                                                                                                           524,843
   Restricted stock units                    1,315,132                  --           1,132,044                  --
   Financing warrant                        11,278,988          11,278,988          11,278,988          11,278,988
   Preferred stock                          11,590,600                  --          11,590,600                  --
   Convertible debt                         11,278,988           3,553,806          11,278,988           3,553,806

The portion of our August 2009 preferred stock issuance recorded within "Preferred stock liability" is not included in our Company's earnings (loss) per share calculation or the above table due to the fact that the related shares are not legally convertible without prior shareholder approval.

The following table sets forth the calculation of basic and diluted earnings per share:

                                                           12 Weeks Ended                             40 Weeks Ended
                                                 -----------------------------------           -----------------------------------
                                                 Dec. 5, 2009          Nov. 29, 2008           Dec. 5, 2009          Nov. 29, 2008
                                                 ------------          -------------           ------------          -------------
Loss from continuing operations                  $   (502,438)         $     (3,777)           $   (622,901)         $     (5,278)
Preferred stock dividends                              (1,066)                   --                  (1,599)                   --
Beneficial conversion feature amortization               (355)                   --                    (533)                   --
                                                 ------------          ------------            ------------          ------------
Loss from continuing operations -- basic             (503,859)               (3,777)               (625,033)               (5,278)

Adjustments for convertible debt (1)                       --               (34,951)                     --               (37,504)
Adjustments on Other financial liabilities (2)         15,943               (22,777)                 24,898               (98,741)
                                                 ------------          ------------            ------------          ------------
Loss from continuing operations -- diluted       $   (487,916)         $    (61,505)           $   (600,135)         $   (141,523)
                                                 ============          ============            ============          ============

Weighted average common shares outstanding         58,193,430            57,663,398              58,021,355            57,638,111
Share lending agreement (3)                        (4,773,182)           (5,271,450)             (4,881,515)           (7,275,236)
                                                 ------------          ------------            ------------          ------------
Common shares outstanding -- basic                 53,420,248            52,391,948              53,139,840            50,362,875

Effect of dilutive securities:
Convertible debt (1)                                       --             7,725,182                      --             7,725,182
Convertible financial liabilities (2)             (15,427,036)          (22,208,241)            (26,295,645)           (5,451,204)
                                                 ------------          ------------            ------------          ------------
Common shares outstanding -- diluted               37,993,212            37,908,889              26,844,195            52,636,853
                                                 ============          ============            ============          ============

 (1) We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount. (Refer to Note 11 - Indebtedness and Other Financial Liabilities). For purposes of determining if an application of the "if-converted method" to these convertible instruments produces a dilutive result, we consider the combined impact of the numerator and denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.

 (2) Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement. (Refer to Note 11 - Indebtedness and Other Financial Liabilities). These warrants are marked-to-market on our income statement. For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased. For purposes of determining if an application of the treasury stock method produces a dilutive result, we assume proceeds are used to repurchase common stock and we adjust the numerator similar to the adjustments required under the "if-converted" method. We consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, even when the average market price of our common stock for the period is below the warrant's strike price.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


 (3) As of December 5, 2009 and February 28, 2009, we had 7,134,002 and 8,134,002, respectively, of loaned shares under our share lending agreements, which were considered issued and outstanding. The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares. On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the "Lehman Bankruptcy"). As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and
     (loss) income per share. On November 23, 2009, Bank of America, N.A., who is a party to our share lending agreement, returned 1,000,000 shares, eliminating our obligation to lend additional shares to them in the future. The returned shares were immediately retired, reducing our issued and outstanding shares. For the 12 and 40 weeks ended December 5, 2009, weighted average common shares relating to share lending agreement of 4,773,182 and 4,881,515, respectively, were excluded from the computation of earnings per share. For the 12 and 40 weeks ended November 29, 2008, weighted average common shares of 5,271,450 and 7,275,236, respectively, were excluded from the computation of earnings per share. Refer to Note 20
     - Subsequent Events.


14.  Retirement Plans and Benefits

Defined Benefit Plans
On June 30, 2007, the UFCW Local 174 Retail Pension Fund ("UFCW") experienced a mass withdrawal termination, which caused our Company to incur a mass withdrawal liability. On July 14, 2009, our Company signed a Transfer Agreement, pursuant to which our Company agreed to pay UFCW $0.7 million, representing the amount of the mass withdrawal liability owed to UFCW, including benefit payments from July 2007 through July 2009, which were already accrued in our Consolidated Financial Statements. The remainder of our mass withdrawal liability was settled by transferring the existing pension benefit liabilities relating to our employees and retirees from UFCW to the A&P Pension Plan. On July 29, 2009, the A&P Pension Plan has been amended for the transfer of the UFCW pension benefit obligation effective July 1, 2009.

During the 12 weeks ended December 5, 2009, we recorded a $2.0 million loss based on the terms of an expected settlement agreement with one of the participants in our non-qualified pension plan. In addition, during the 12 weeks ended December 5, 2009, we recognized a $0.1 million curtailment loss to immediately recognize the unrecognized prior service cost for years of service no longer expected to be rendered by former employees covered by our non-qualified Supplemental Executive Retirement Plan.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

The components of net pension cost were as follows:

                                           For the 12 Weeks Ended               For the 40 Weeks Ended
                                        ----------------------------          ---------------------------
                                         Dec. 5,            Nov. 29,           Dec. 5,           Nov. 29,
                                          2009                2008              2009               2008
                                        --------           --------           --------           --------
Service cost                            $  1,572           $  1,861           $  5,140           $  5,355
Interest cost                              6,837              5,944             22,475             19,813
Expected return on plan assets            (5,708)            (7,097)           (19,027)           (23,659)
Curtailment loss                              72                 --                 72                 --
Amortization of:
   Net prior service cost                     68                 65                227                202
   Actuarial loss                          1,092                 27              3,617                 90
Pension asset loss                         2,034                 --              2,034                 --
Special termination benefits                 300                300                950                300
                                        --------           --------           --------           --------
   Net pension cost                     $  6,267           $  1,100           $ 15,488           $  2,101
                                        ========           ========           ========           ========

Contributions
As of December 5, 2009, we contributed approximately $5.2 million to our defined benefit plans. We plan to contribute approximately $1.8 million to our plans during the remainder of fiscal 2009.

Postretirement Plans
The components of net postretirement benefits cost (income) were as follows:

                                           For the 12 Weeks Ended               For the 40 Weeks Ended
                                        ----------------------------          ---------------------------
                                         Dec. 5,            Nov. 29,           Dec. 5,           Nov. 29,
                                          2009                2008              2009               2008
                                        --------           --------           --------           --------
Service cost                            $   117            $   234            $   390            $   780
Interest cost                               449                529              1,497              1,763
Amortization of:
   Prior service credit                    (311)              (311)            (1,036)            (1,036)
   Actuarial gain                          (189)                --               (630)                --
                                        -------            -------            -------            -------
Net postretirement benefits cost        $    66            $   452            $   221            $ 1,507
                                        =======            =======            =======            =======

GHI Contractual Obligation
As of December 5, 2009 and February 28, 2009, the fair value of our contractual obligation to Grocery Hauler Inc.'s (GHI's) employees was $96.2 million and $91.4 million, respectively, using discount rates of 5.750% and 7.000%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relates to pension benefits for GHI's employees and is included within "Other accruals" and "Other non-current liabilities" in our Consolidated Balance Sheets. Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within "Cost of merchandise sold" in our Consolidated Statements of Operations at their current value. Accretion of the obligation to present value is recorded within "Interest expense" in our Consolidated Statements of Operations. During the 12 and 40 weeks ended December 5, 2009, we recognized service costs of $0.2 million and $0.6 million, respectively, and interest expense of $1.2 million and $16.6 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rate used to value this obligation, resulting from a decline in the published zero-coupon AA corporate bond yields for the year-to-date period. During the 40 weeks ended December 5, 2009, benefit payments of $12.5 million were made by the Pathmark Pension Plan.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


15.  Stock-Based Compensation

At December 5, 2009, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2008 Annual Report on Form 10-K.

The components of our compensation expense related to stock-based incentive plans were as follows:

                                           For the 12 Weeks Ended               For the 40 Weeks Ended
                                        ----------------------------          ---------------------------
                                         Dec. 5,            Nov. 29,           Dec. 5,           Nov. 29,
                                          2009                2008              2009               2008
                                        --------           --------           --------           --------
Stock options                           $   441            $   232            $ 1,256            $ 1,051
Restricted stock units                      340                 --                791                 --
Performance restricted stock units         (328)            (3,679)             2,082              2,106
Common stock granted to Directors           187                145                554                485
                                        -------            -------            -------            -------
Total stock-based compensation          $   640            $(3,302)           $ 4,683            $ 3,642
                                        =======            =======            =======            =======

A summary of stock-based compensation related grants for the 12 and 40 weeks ended December 5, 2009 is as follows:

                                             For the 12 Weeks Ended           For the 40 Weeks Ended
                                        -------------------------------  -------------------------------
                                                         Weighted-Avg.                    Weighted-Avg.
                                         Underlying       Grant Date      Underlying       Grant Date
                                           Shares         Fair Value        Shares         Fair Value
                                        -------------   ---------------  -------------   ---------------
Stock options                                    --         $     --       1,010,319         $   4.01
Restricted stock units                        4,676             6.35       1,445,715             4.02
Performance restricted stock units            2,158             6.35       1,440,968             4.01

During the 40 weeks ended December 5, 2009, we also granted common stock to each member of our Board of Directors valued at $90 thousand. The price of $4.33 was based upon the closing price of stock on the day of the grant following the Annual Meeting of Stockholders.

Stock Options
-------------
Options granted during fiscal 2009 vest 33% during each of the fiscal years 2009, 2010 and 2011. As of December 5, 2009, approximately $3.3 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.23 years.


The following weighted-average assumptions were used in the Black-Scholes pricing model for option grants that occurred during the 40 weeks ended December 5, 2009 and November 29, 2008:

                                       40 Weeks              40 Weeks
                                        Ended                 Ended
                                     Dec. 5, 2009         Nov. 29, 2008
                                     ------------         -------------
       Expected life                      7 years             7 years
       Volatility                            126%                 52%
       Risk-free interest rate              0.05%               2.96%

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Restricted Stock
----------------
For restricted stock units granted in 2009, one-fourth of the awards will vest at the end of fiscal 2009 and three-fourths will vest at the end of fiscal 2011, subject to the recipients of such restricted stock units meeting the appropriate eligibility and service conditions. As of December 5, 2009, approximately $3.7 million, net of tax, of total unrecognized compensation expense relating to these restricted stock units is expected to be recognized through fiscal 2012.

Performance Restricted Stock
----------------------------
The performance restricted stock units issued during fiscal 2009 are earned based on our Company achieving certain operating targets in fiscal 2009. One-third of these awards are scheduled to vest at the end of fiscal 2009 and two-thirds at the end of fiscal 2010, subject to meeting the appropriate eligibility and service conditions. During the second quarter of fiscal 2009, we determined that the related performance conditions will not be achieved based on the changes in our forecast for fiscal 2009. Once this determination was made, our Company reversed the associated stock compensation expense recorded during the first quarter of fiscal 2009 and will no longer record future compensation expense for the 2009 grant. During the third quarter of fiscal 2009, increased forfeitures associated with the departure of certain high level employees resulted in a reversal of a portion of the previously recognized stock compensation expense.

On May 21, 2009, our Board of Directors modified the terms of the performance restricted stock units granted in fiscal 2007 under our executive and non-executive Closing & Integration Incentive Plan ("CLIIP"), by removing the achievement of specific stock price targets as a precondition to the vesting of earned units. The Board also approved a modification of the vesting schedule for non-executives such that earned units will vest as follows: one-third in July 2009, one-third in July 2010 and one-third in July 2011. Vesting of earned units for executives will occur on December 3, 2010. All vesting remains subject to the other terms and conditions of the CLIIP. Additionally, on July 16, 2009, the Board determined that 100% of the restricted stock units had been earned under the CLIIP. In connection with this decision, we reversed $0.4 million of previously recognized expense for the ancillary shares. As a result of the foregoing modification and Board determination, our Company will incur an additional incremental compensation cost of $1.5 million, of which $0.1 million and $0.6 million has been recorded during the 12 and 40 weeks ended December 5, 2009, respectively, and is being recognized over the remainder of the new vesting period.

Performance restricted stock units granted during fiscal 2006, 2007 and 2008 were based on our Company achieving certain operating targets in fiscal 2008, 2009 and 2010, respectively. During fiscal 2008, based on changes in the fiscal 2008 forecast and the three year strategic plan, our Company determined that the targets described under the terms of the 2006, 2007 and 2008 would probably not be met. As a result, during the 12 and 40 weeks ended November 29, 2008, we recorded a reversal of $5.2 million included in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for compensation expense related to performance restricted stock that had been previously recognized. Of this amount, approximately $4.0 million should have been recorded in fiscal 2007 as our performance targets were no longer probable due to dispositions in advance of our acquisition of Pathmark. Had our Company recorded this reversal during fiscal 2007, the reversal for not meeting performance targets during the 12 weeks ended November 29, 2008 would have been approximately $3.0 million.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


The total fair value of performance restricted stock units that vested during the 40 weeks ended December 5, 2009 and 40 weeks ended November 29, 2008 was $3.0 million and $12.1 million, respectively.

As of December 5, 2009, approximately $3.2 million of unrecognized fair value compensation expense relating to performance restricted stock units is expected to be recognized through fiscal 2011, based on estimates of attaining vesting criteria.


16.  Income Taxes

For the 12 and 40 weeks ended December 5, 2009, our valuation allowance increased by $236.5 million and $258.2 million, respectively, to reflect generation of additional operating losses, remeasurement of our uncertain tax positions and impairment of indefinite lived intangible assets, partially offset by an adjustment to the valuation allowance that was released in connection with the original purchase price allocation for Pathmark. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of December 5, 2009, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008. At December 5, 2009 and February 28, 2009, we had unrecognized tax benefits of $8.9 million and $162.8 million, respectively. The remeasurement of our uncertain tax positions resulted in an increase in the valuation allowance on our net deferred tax asset and did not impact our effective tax rate. We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months. For the 12 and 40 weeks ended December 5, 2009 and November 29, 2008, we did not record any interest or penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

On July 30, 2008, The Housing Assistance Act of 2008 ("the Act") was signed into law. The Act contained a provision allowing corporate taxpayers to make an election to treat certain unused research and Alternative Minimum Tax (AMT) credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for "eligible qualified property" placed in service through the end of fiscal 2008. The American Reinvestment and Recovery Tax Act, which was enacted on February 17, 2009, extended this election through 2009. We expect the refund to be approximately $1.7 million for the 40 weeks ended December 5, 2009, for a total refund of $4.7 million to date.

The effective tax rate on continuing operations of 2.4% and 37.9% for the 12 weeks ended December 5, 2009 and November 29, 2008, respectively, and 2.2% and 190.3% for the 40 weeks ended December 5, 2009 and November 29, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the recording of additional valuation allowance and the impact of the Pathmark financing.

As of December 5, 2009, we had $591.4 million in federal Net Operating Loss ("NOL") carryforwards that expire between 2023 and 2029, some of which are subject to an annual limitation. The federal NOL

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


carryforwards include $7.4 million related to the excess tax deductions relating to stock option plans that have yet to reduce income taxes payable. Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in "Additional paid-in capital". In addition, our Company had state loss carryforwards of $5.6 million that expire during fiscal 2009 and approximately $1.0 billion that will expire between fiscal 2010 and fiscal 2029. Our Company's general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2029, some of which are subject to an annual limitation.

At December 5, 2009 and February 28, 2009, we had a net current deferred tax asset that is included in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets of $6.2 million and $36.9 million, respectively, a net non-current deferred tax asset which is included in "Other Assets" on our Consolidated Balance Sheets of nil and $65.9 million, respectively, a net non-current deferred tax liability which is included in "Other non-current liabilities" of $22.4 million and nil, respectively, and a non-current tax liability for uncertain tax positions which is included in "Other noncurrent liabilities" of $8.9 million and $162.8 million as of December 5, 2009 and February 28, 2009, respectively.


17.  Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Executive Chairman and Chief Executive Officer.

During the second quarter of fiscal 2008, our chief operating decision maker changed the manner by which our results are evaluated; therefore, our reportable segments have been revised to be consistent with the way we currently manage our business. Accordingly, we have revised our segment reporting to report in four reportable segments: Fresh, Price Impact, Gourmet and Other. The Other segment includes our Food Basics and Liquor businesses. The criteria necessary to classify the Midwest and Greater New Orleans areas as discontinued were satisfied in fiscal 2007 and these operations have been presented as such in our Consolidated Statements of Operations for all periods presented. Refer to Note 6
- Discontinued Operations for further discussion. Prior year information has been restated to conform to current year presentation.

The accounting policies for these segments are the same as those described in our Fiscal 2008 Annual Report on Form 10-K.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


Interim information on segments is as follows:

                                             Sales by Category
                   -------------------------------------------------------------------------
                        For the 12 weeks ended                  For the 40 weeks ended
                   ---------------------------------       ---------------------------------
                   Dec. 5, 2009       Nov. 29, 2008        Dec. 5, 2009       Nov. 29, 2008
                   ------------       -------------        ------------       -------------
Grocery (1)          $1,386,701          $1,506,284          $4,755,462          $5,045,012
Meat (2)                362,779             388,577           1,281,427           1,357,820
Produce (3)             213,212             226,093             781,107             823,423
                     ----------          ----------          ----------          ----------
Total                $1,962,692          $2,120,954          $6,817,996          $7,226,255
                     ==========          ==========          ==========          ==========

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, liquor and pharmacy.
(2)  The meat category includes meat, deli, bakery and seafood.
(3)  The produce category includes produce and floral.

                                                       For the 12 weeks ended                      For the 40 weeks ended
                                                 ----------------------------------          ----------------------------------
                                                 Dec. 5, 2009         Nov. 29, 2008          Dec. 5, 2009         Nov. 29, 2008
                                                 ------------         -------------          ------------         -------------
Sales
   Fresh                                          $   973,556           $ 1,068,736           $ 3,403,009           $ 3,649,363
   Price Impact*                                      857,316               927,005             2,995,194             3,176,986
   Gourmet                                             65,484                67,145               206,875               208,890
   Other                                               66,336                58,068               212,918               191,016
                                                  -----------           -----------           -----------           -----------
Total sales                                       $ 1,962,692           $ 2,120,954           $ 6,817,996           $ 7,226,255
                                                  ===========           ===========           ===========           ===========

Segment income (loss)
   Fresh                                               13,313                36,389                87,322               101,211
   Price Impact*                                      (16,501)               (2,236)              (33,589)               14,978
   Gourmet                                              6,804                 6,735                18,234                16,610
   Other                                                 (116)                  548                 1,541                 1,825
                                                  -----------           -----------           -----------           -----------
Total segment income                                    3,500                41,436                73,508               134,624
   Corporate                                          (23,573)              (24,013)              (85,324)              (94,741)
   Reconciling items**                               (433,078)               (5,514)             (451,737)              (37,406)
                                                  -----------           -----------           -----------           -----------
(Loss) income from continuing operations             (453,151)               11,909              (463,553)                2,477
   Nonoperating (loss) income                         (15,944)               22,777               (24,898)              114,269
   Interest expense ***                               (45,769)              (37,511)             (148,576)             (119,117)
   Interest and dividend income                            51                    86                   143                   553
                                                  -----------           -----------           -----------           -----------
Loss from continuing operations
   before income taxes                            $  (514,813)          $    (2,739)          $  (636,884)          $    (1,818)
                                                  ===========           ===========           ===========           ===========

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

The following table presents our segment depreciation and amortization:

                                                  For the 12 weeks ended              For the 40 weeks ended
                                              ------------------------------      ------------------------------
                                              Dec. 5, 2009     Nov. 29, 2008      Dec. 5, 2009     Nov. 29, 2008
                                              ------------     -------------      ------------     -------------
Segment depreciation and amortization
   Fresh                                          $ 18,997          $ 20,912          $ 64,443          $ 70,681
   Price Impact*                                    21,279            23,047            74,762            76,615
   Gourmet                                           2,160             2,303             7,209             7,873
   Other                                             1,126               866             3,361             2,847
                                                  --------          --------          --------          --------
Total segment depreciation and
    amortization - continuing operations            43,562            47,128           149,775           158,016
    Corporate                                       12,251            13,410            41,610            43,346
Total company depreciation and
                                                  --------          --------          --------          --------
   amortization                                   $ 55,813          $ 60,538          $191,385          $201,362
                                                  ========          ========          ========          ========

* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

** Reconciling items for the 12 and 40 weeks ended December 5, 2009, which are not included in segment income include: (i) goodwill, trademark and other long-lived asset impairment charges of ($412.6) million in both periods,
     (ii) losses on real estate activity of ($20.6) million and ($29.8) million, respectively, (iii) net restructuring and other of $(0.9) million and ($5.7) million, respectively, (iv) pension withdrawal costs of nil and ($2.4) million, respectively, and (v) LIFO reserve adjustments of $1.0 million and ($1.2) million, respectively. Reconciling items for the 12 and 40 weeks ended November 29, 2008 include: (i) Pathmark integration and other restructuring costs of ($2.5) million and ($25.1) million, respectively, (ii) LIFO reserve adjustments of ($1.3) million and ($4.2) million, respectively and (iii) real estate related activity of ($1.7) million and ($8.1) million, respectively.

*** The interest expense associated with the 6.750% Convertible Senior Notes increased by $0.8 million and $2.5 million, respectively, from the amounts reported in our Form 10-Q for the 12 and 40 weeks ended November 29, 2008 as a result of the retrospective application of the new accounting guidance relating to convertible debt, which we adopted during the first quarter of fiscal 2009. Refer to Note 11 - Indebtedness and Other Financial Liabilities for additional information.


18.  Related Party Transactions

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

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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


19.  Commitments and Contingencies

Supply Agreement

On March 7, 2008, we entered into a definitive agreement with C&S Wholesale Grocers, Inc. ("C&S") whereby C&S will provide warehousing, logistics, procurement and purchasing services (the "Services") in support of our Company's entire supply chain. This agreement expires on September 29, 2018. The agreement defines the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale at our Company's stores, as well as the parties' respective remuneration for warehousing and procurement/purchasing activities. In consideration for the services it provides under the agreement, C&S will be paid an annual fee and will have incentive income opportunities based upon our cost savings and increases in retail sales volume. The contract provides that we will purchase virtually all of our warehoused inventory from C&S.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


CPS's December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007. CPS's breach, if proven, would entitle us to keep the escrow. Both parties have taken legal action to obtain the $6.0 million deposit held in escrow.

Other
-----
In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of December 5, 2009, 187 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $586.8 million, which could be partially or totally offset by reassigning or subletting these leases.

Legal Proceedings

Antitrust Class Action Litigation
---------------------------------
In connection with a settlement reached in the VISA/MasterCard antitrust class action litigation, our Company is entitled to a portion of the settlement fund that will be distributed to class members. Pursuant to our review of our historical records as well as estimates provided by the Claims Administrator, we recorded a pre-tax recovery of $2.2 million as a credit to "Store operating, general and administrative expense" in our Statements of Consolidated Operations during fiscal 2008. During the third quarter of fiscal 2009, we recorded an additional pre-tax recovery of $2.1 million as a credit to "Store operating, general and administrative expense." We are continuing to work with the Claims Administrator to ensure that any additional monies owed to our Company in connection with this litigation are received. This process may result in additional recoveries being recorded in future periods.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


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


20.  Subsequent Events

Our Company has evaluated and disclosed any significant subsequent events below that have occurred from December 5, 2009 through January 12, 2009. We were not required to recognize in our financial statements the effect of our subsequent event, which is described below, as it arose after our balance sheet date.

On December 15, 2009, we obtained shareholder approval authorizing the convertibility of 117,250 shares of our Series A Convertible Preferred Stock that was classified as a "Preferred stock liability" as of December 5, 2009 into common stock. Upon receiving shareholder approval, we will reclassify $109.1 million in the fourth quarter of fiscal 2009, representing the book value of the liability at the date of the shareholder approval net of the related debt issuance costs, to temporary stockholders' equity. The shares that will be reclassified to temporary stockholders' equity contain an embedded beneficial conversion feature as the fair value of the Company's common stock on August 4, 2009, $5.67 per share, was in excess of the effective conversion price of $4.74 per share, which represents the $5.00 per share conversion price reduced for fees paid to the investors. This embedded beneficial conversion feature will result in a discount of $21.8 million, which will be recorded within "Additional paid-in capital" and will be amortized from December 15, 2009 through the stated redemption date.

On January 6, 2010, Bank of America, N.A. returned 1,500,000 common shares that were previously borrowed under our December 2007 share lending agreement. The returned shares were immediately retired, reducing the number of shares issued and outstanding. The return of these shares will have no impact on the computations of our basic and diluted earnings per share, since the shares underlying the share lending agreement are removed from these computations, unless the borrower defaults on returning them.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. It should be read in conjunction with our consolidated financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o    Overview - a general description of our business and segment structure.
o Operating Results - a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2009 to assist in understanding the business.
o Results of Operations and Liquidity and Capital Resources - a discussion of results for the 12 weeks ended December 5, 2009 compared to the 12 weeks ended November 29, 2008; results for the 40 weeks ended December 5, 2009 compared to the 40 weeks ended November 29, 2008; current and expected future liquidity; and the impact of various market risks on our Company.
o Critical Accounting Estimates - a discussion of significant accounting estimates made by Management.

OVERVIEW
--------
The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 433 stores as of December 5, 2009.

During the 40 weeks ended December 5, 2009, we operated in four reportable segments: Fresh, Price Impact, Gourmet and Other. The Other segment includes our Food Basics and Liquor businesses. The Midwest and Greater New Orleans area operations have been classified as discontinued in our Consolidated Statements of Operations for all periods presented.

OPERATING RESULTS
-----------------

This quarter has been especially challenging for our Company due to the difficult economic environment. Unemployment, deflation and the resulting price competition combined with consumers' drastic change in spending behavior has severely impacted our business. Further, the grocery retail industry has been affected by the heavy entrance of wholesale clubs and supercenters which has significantly reduced overall market share of conventional supermarkets. As a result, our comparable store sales, which include stores that have been in operation for at least one full fiscal year and replacement stores, declined by 5.8% this quarter.

Our operating results for the four formats in which our business operates to enable us to service customers in every market we serve were as follows:

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


Fresh
(A&P, Waldbaum's and SuperFresh)

This quarter, our Fresh format was negatively affected by the poor economic environment. Deflation has accelerated more in the third quarter than we have experienced in prior quarters resulting in an industry-wide decrease in sales. Rising deflation caused sales dollars to decline across our industry resulting in high promotional spending given the volatile price competition. We are developing strategies to address the challenging economic environment and to improve performance in the future, primarily focused on pricing and promotional initiatives to meet the needs of our consumers.

Price Impact
(Pathmark and Pathmark Sav-A-Center)

Our original Price Impact format stores experienced a significant year-over-year decline primarily resulting from continued higher promotional spending and reduction in prices to stay competitive. Our stores that have been converted from legacy A&P banners continue to perform well, benefiting from their more favorable A&P legacy cost structure combined with the higher sales per square foot generated by our Pathmark locations. As with our Fresh format, we are currently implementing a number of performance initiatives.

This quarter, as a result of the continued and dramatic decline in the results of this business, we impaired our long-lived assets by $40.8 million, our Pathmark Trademark by $49.9 million and goodwill by $321.8 million. Continued declining operational results may lead to additional impairments in the future.

Gourmet
(The Food Emporium)

Our Gourmet stores located in Manhattan continue to generate segment income growth despite the economic crisis, primarily due to an increased gross margin rate. We attribute this growth to the premium locations of our Gourmet stores and product offering selective to the neighborhood.

Other
(Food Basics, Best Cellars and A&P Liquors)

Our Best Cellars and Liquor businesses continued to perform well with a year-over-year increase in segment income due to positive comparable store sales and improved gross margin rate. Our Best Cellars business has been recently recognized by the Wine Enthusiasts Magazine as the "Wine Retailer of the Year".

Our Food Basics format has experienced negative segment income this quarter as the increase in sales and gross margin was more than offset by the year-over-year increase in operating costs, primarily relating to labor and occupancy.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


OUTLOOK
-------

Many of the top analysts predict that the economic environment will continue to be difficult, especially as it pertains to our industry. The decline in consumer credit availability, combined with the increase in the rate of savings and the high rate of unemployment, which is expected to continue through 2011, make for a challenging economic environment. These factors are having an increasingly negative impact on our operations.

In October 2009, we announced that Mr. Eric Claus, our former President and Chief Executive Officer has left the Company effective immediately. We have commenced our search for the new CEO and hope to have the new CEO in place by the beginning of our new fiscal year. In the interim our Executive Chairman, Mr. Christian Haub, has assumed the CEO responsibilities, a position he previously held from 1998 until 2005. In the meanwhile, we are engaged with Yucaipa, one of our significant investors, who has been working with our senior management team to develop strategies to drive sustainable success in the future by developing a number of activities and initiatives to combat these influences and improve the performance of the Company. While these initiatives have been designed to improve the performance of our operations, they are based on our management's assumptions in light of the currently available information and cannot guarantee future performance. Our future performance is subject to uncertainties and other risk factors that could have a negative impact on our business and cause actual results to differ materially from our expectations. Refer to Part II. - Item 1A for a description of our Risk Factors.

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focuses on continuing operations. Unless otherwise indicated, all amounts are in millions, except share and per share amounts.

12 WEEKS ENDED DECEMBER 5, 2009 COMPARED TO THE 12 WEEKS ENDED NOVEMBER 29, 2008
--------------------------------------------------------------------------------

The following table summarizes our results of operations for the 12 weeks ended December 5, 2009 compared to the 12 weeks ended November 29, 2008:

                                          12 Weeks Ended      12 Weeks Ended        Favorable
                                           Dec. 5, 2009       Nov. 29, 2008        (Unfavorable)      % Change
                                          --------------      --------------       -------------      ---------
                                                 (in millions, except percentages and per share data)
Sales                                      $   1,962.7          $   2,121.0          $  (158.3)         (7.5%)
(Decrease) increase in comparable
   store sales                                    (5.8)%                1.9%                NA            NA
Loss from continuing operations            $    (502.4)         $      (3.8)         $  (498.6)        >(100%)
Loss from discontinued operations          $     (57.2)         $     (10.6)         $   (46.6)        >(100%)
Net loss                                   $    (559.6)         $     (14.4)         $  (545.2)        >(100%)
Net loss per share - basic                 $    (10.50)         $     (0.27)         $  (10.23)        >(100%)
Net loss per share - diluted               $    (14.35)         $     (1.90)         $  (12.45)        >(100%)

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


Average weekly sales per supermarket were approximately $398,400 for the third quarter of fiscal 2009 versus $417,800 for the corresponding period of the prior year, a decrease of 4.6%, primarily due to the overall decline in our sales resulting from the current economic environment and its negative effect on consumer spending, as well as a lower rate of inflation.

SALES
-----

                              For the 12 weeks ended
                        ---------------------------------
                        Dec. 5, 2009        Nov. 29, 2008
                        ------------        -------------
                                  (in thousands)
   Fresh                  $  973,556          $1,068,736
   Price Impact*             857,316             927,005
   Gourmet                    65,484              67,145
   Other                      66,336              58,068
                          ----------          ----------
Total sales               $1,962,692          $2,120,954
                          ==========          ==========

-----------
* Includes sales from Fresh stores that have been subsequently converted to Price Impact stores.

Sales decreased from $2,121.0 million for the 12 weeks ended November 29, 2008 to $1,962.7 million for the 12 weeks ended December 5, 2009, primarily due to a decrease in comparable stores sales, reflecting the impact of accelerated cost deflation and retail price deflation resulting from increased promotional spending. Sales also decreased due to the absence of sales resulting from store closures, partially offset by sales from new stores. The decrease in sales in our Fresh segment of $95.2 million was primarily related to the decline in the comparable store sales of $74.5 million and the absence of sales resulting from store closures of $20.7 million. The decrease in sales in our Price Impact segment of $69.7 million was primarily due to a decline in comparable store sales of $56.1 million and the absence of sales resulting from store closures of $27.0 million, partially offset by an increase in sales from new stores of $13.4 million. Sales generated by our Gourmet segment decreased by $1.7 million, primarily due to a decline in comparable store sales. The sales increase of $8.3 million, or 14.2%, in our Other segment, representing Discount and Liquor, was primarily driven by sales generated by three new Discount stores of $7.4 million.

GROSS MARGIN
------------
Gross margin of $590.6 million decreased 105 basis points as a percentage of sales to 30.09% for the 12 weeks ended December 5, 2009 from gross margin of $660.4 million or 31.14% for the 12 weeks ended November 29, 2008, primarily due to lower margins from our Price Impact and Fresh segments, reflecting the impact of accelerated deflation and increased promotions during the 12 weeks ended December 5, 2009. Partially offsetting the overall gross margin decline were improved margins from our Gourmet segment.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 (in millions):

                      Sales Volume         Gross Margin Rate         Total
                      ------------         -----------------      ------------
Total Company          $  (48.8)              $  (21.0)            $  (69.8)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Our Store operating, general and administrative ("SG&A") expense was $631.2 million or 32.16% as a percentage of sales for the third quarter of fiscal 2009, as compared to $648.5 million or 30.57% as a percentage of sales for the third quarter of fiscal 2008.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


Included in SG&A for the 12 weeks ended December 5, 2009 were the following costs: (i) net real estate related costs of $20.6 million, or 105 basis points, and (ii) net restructuring and other charges of $0.9 million, or 5 basis points.

SG&A for the third quarter of fiscal 2008 included (i) Pathmark integration and other restructuring related costs of $2.0 million, or 10 basis points, (ii) costs relating to a voluntary labor buyout program of $3.0 million, or 14 basis points, (iii) costs relating to our withdrawal of the Grocery Haulers, Inc. employees servicing Pathmark Stores from the Local 863 Union Multiemployer Pension Plan to our Company of $2.7 million, or 13 basis points, and (iv) net losses on real estate activity of $1.7 million, or 8 basis points. These costs were partially offset by a reversal of $5.2 million, or 25 basis points, for compensation expense related to restricted stock that had been previously recognized for performance targets that are no longer probable of being met, as discussed in Note 15 to our Consolidated Financial Statements - Stock Based Compensation.

Excluding the items listed above, SG&A as a percentage of sales increased by 69 basis points during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, primarily due to lower sales leverage on fixed costs, including increased labor costs of 71 basis points, advertising related costs of 22 basis points and occupancy related costs of 11 basis points, partially offset by a decrease in corporate and banner administrative expenses of 36 basis points.

During the 12 weeks ended December 5, 2009 and November 29, 2008, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $1.3 million and $0.9 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GOODWILL, TRADEMARK AND LONG-LIVED ASSET IMPAIRMENT
---------------------------------------------------

During the 12 weeks ended December 5, 2009, we performed interim impairment testing of our long-lived asset groupings that have experienced increasingly severe operating losses during the last two years. As a result, we recorded an impairment charge of $40.8 million for three asset groups' long-lived assets within our Price Impact reporting unit, primarily relating to favorable leases and other long-lived assets. Refer to Note 5 to our Consolidated Financial Statements - Valuation of Long-Lived Assets for additional information.

Due to the severity and duration of operating losses within the Price Impact reporting unit, changes in our management's long-term forecasts relating to the Price Impact reporting unit, and the significant impairment of long-lived assets within the Price Impact reporting unit, we concluded that an interim triggering event had occurred for purposes of determining whether any portion of the $321.8 million goodwill balance and $127.3 million trademark recorded within our Price Impact segment has been impaired. As a result of our impairment testing, we impaired the entire $321.8 million goodwill balance and $49.9 million of the trademark balance within our Price Impact reporting unit. Refer to Note 3 to our Consolidated Financial Statements - Goodwill and Other Intangible Assets for additional information.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


We believe our estimates used to perform the interim impairment analysis of our goodwill, trademark and long-lived assets are appropriate given the current market conditions; however, future impairment charges could be required due to changes in the market conditions or other factors relating to our performance.

SEGMENT INCOME (LOSS)
---------------------

                              For the 12 weeks ended
                          -------------------------------
                          Dec. 5, 2009       Nov. 29, 2008
                          ------------       -------------
                                   (in thousands)
   Fresh                      $ 13,313           $ 36,389
   Price Impact*               (16,501)            (2,236)
   Gourmet                       6,804              6,735
   Other                          (116)               548
                              --------           --------
Total segment income          $  3,500           $ 41,436
                              ========           ========

-----------------
* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

Segment income decreased $37.9 million from $41.4 million for the 12 weeks ended November 29, 2008 to $3.5 million for the 12 weeks ended December 5, 2009. The decrease in segment income of $23.1 million from our Fresh segment was primarily driven by the decline in sales and the reduced gross margin, partially offset by negotiated cost reductions and reduced labor and occupancy costs. Our Price Impact segment experienced a decline in segment income of $14.3 million, which was attributable to lower sales and gross margins, primarily resulting from reductions in everyday prices to stay competitive and higher promotional spending for this segment, partially offset by reduced productive labor, transportation costs and occupancy expenses. Segment income from our Gourmet business increased by $0.1 million, primarily as a result of an improved gross margin rate, partially offset by a reduction in sales. The decrease in segment income of $0.7 million from our Other segment, representing Discount and Liquor, was primarily driven by increased productive labor and occupancy expenses, partially offset by increased sales. Refer to Note 17 - Operating Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME (LOSS)
--------------------------
During the third quarter of fiscal 2009 and 2008, we recorded unfavorable fair value adjustments of $15.9 million and favorable fair value adjustments of $22.8 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark. These adjustments are a function of fluctuations in the market price of our Company's common stock.

INTEREST EXPENSE
----------------
Interest expense of $45.8 million for the third quarter of fiscal 2009 increased from the prior year expense of $37.5 million, primarily due to (i) $7.0 million of interest expense relating to our $260 million offering of 11.375% senior secured notes due 2015 that were issued in August 2009, (ii) $2.4 million of interest expense relating to dividends and issuance cost amortization on the portion of our preferred stock issued in August 2009 that was classified as a liability, and (iii) $1.2 million of interest expense recorded during the third quarter of fiscal 2009, to reflect interest accretion relating to our GHI contractual obligation, partially offset by $3.1 million of reduced interest expense relating to our bank borrowings resulting from our repayments of a portion of our variable debt using proceeds from our senior notes and preferred stock offerings.

During the third quarter of fiscal 2009 and 2008, we recorded additional non-cash interest expense of $1.0 million and $0.8 million, respectively, relating to our $255.0 million aggregate principal amount of the

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


6.750% Convertible Senior Notes that were issued in December 2007, as a result of our adoption of FSP APB Opinion No. 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion" during the first quarter of fiscal 2009.

INCOME TAXES
------------
The benefit from income taxes from continuing operations for the third quarter of fiscal 2009 was $12.4 million, compared to the provision for income taxes of $1.0 million for the third quarter of fiscal 2008. Consistent with prior fiscal year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rates on continuing operations of 2.4% and 37.9% for the 12 weeks ended December 5, 2009 and November 29, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2009 of $57.2 million increased from a loss from operations of discontinued businesses, net of tax, of $12.5 million for the third quarter of fiscal 2008, primarily due to higher occupancy related expenses recorded during the third quarter of fiscal 2009 due to changes in our estimation of such future costs due to the continuing deteriorating economic conditions in the Midwest real estate market, including the recent bankruptcies in the auto industry. We now expect our occupancy costs to be higher as the current economic conditions affecting the Midwest real estate market are expected to persist for some time and subleased properties in the area have been occurring at heavily discounted rates as compared to the related contractual agreements. The gain on disposal of discontinued operations of $1.8 million for the third quarter of fiscal 2008 related to the sale of land in the Greater New Orleans area.

40 WEEKS ENDED DECEMBER 5, 2009 COMPARED TO THE 40 WEEKS ENDED NOVEMBER 29, 2008
--------------------------------------------------------------------------------

The following table summarizes our results of operations for the 40 weeks ended December 5, 2009 compared to the 40 weeks ended November 29, 2008:

                                        40 Weeks  Ended       40 Weeks Ended         Favorable
                                          Dec. 5, 2009         Nov. 29 2008         (Unfavorable)     % Change
                                          --------------       ------------         -------------     --------
                                                   (in millions, except percentages and per share data)
Sales                                      $   6,818.0          $   7,226.3          $  (408.3)         (5.7)%
(Decrease) increase in comparable
   store sales                                    (4.2)%                2.7%                NA             NA
Loss from continuing operations            $    (622.9)         $      (5.3)         $  (617.6)        >(100%)
Loss from discontinued operations          $     (82.2)         $     (26.0)         $   (56.2)        >(100%)
Net loss                                   $    (705.1)         $     (31.3)         $  (673.8)        >(100%)
Net loss per share - basic                 $    (13.31)         $     (0.62)         $  (12.69)        >(100%)
Net loss per share - diluted               $    (25.42)         $     (3.18)         $  (22.24)        >(100%)

Average weekly sales per supermarket were approximately $412,900 for the 40 weeks ended December 5, 2009 versus $425,700 for the corresponding period of the prior year, a decrease of 3.0%, primarily due to the overall decline in our sales resulting from the current economic environment and its negative effect on consumer spending, as well as a lower rate of inflation.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


SALES
-----

                              For the 40 weeks ended
                        ---------------------------------
                        Dec. 5, 2009        Nov. 29, 2008
                        ------------        -------------
                                  (in thousands)
   Fresh                  $3,403,009          $3,649,363
   Price Impact*           2,995,194           3,176,986
   Gourmet                   206,875             208,890
   Other                     212,918             191,016
                          ----------          ----------
Total sales               $6,817,996          $7,226,255
                          ==========          ==========

* Includes sales from Fresh stores that have been subsequently converted to Price Impact stores.

Sales decreased from $7,226.3 million for the 40 weeks ended November 29, 2008 to $6,818.0 million for the 40 weeks ended December 5, 2009, primarily due to a decrease in comparable store sales and the absence of sales resulting from store closures, partially offset by sales from new stores. The decrease in sales in our Fresh segment of $246.4 million was primarily related to a decline in the comparable store sales of $174.7 million and the absence of sales resulting from store closures of $71.7 million. The decrease in sales in our Price Impact segment of $181.8 million was primarily due to a decline in comparable store sales of $135.0 million and the absence of sales resulting from store closures of $77.0 million, partially offset by an increase in sales from new stores of $30.2 million. Sales generated by our Gourmet segment decreased by $2.0 million, primarily due to a decline in comparable store sales. The sales increase of $21.9 million, or 11.5%, in our Other segment, representing Discount and Liquor, was primarily driven by increased sales generated by our Discount business, primarily due to sales from three new stores of $15.3 million and increased comparable store sales of $6.3 million.

GROSS MARGIN
------------
Gross margin of $2,058.8 million decreased 18 basis points as a percentage of sales to 30.20% for the 40 weeks ended December 5, 2009 from gross margin of $2,195.5 million or 30.38% for the 40 weeks ended November 29, 2008, reflecting lower margins from our Price Impact segment, partially offset by improved margins from our Fresh and Gourmet segments.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the 40 weeks ended November 29, 2008 to the 40 weeks ended December 5, 2009 (in millions):

                      Sales Volume    Gross Margin Rate      Total
                      ------------    -----------------    ---------
Total Company          $ (124.0)         $ (12.7)          $ (136.7)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Our SG&A expense was $2,109.8 million or 30.94% as a percentage of sales for the 40 weeks ended December 5, 2009, as compared to $2,193.0 million or 30.35% as a percentage of sales for the 40 weeks ended November 29, 2008.

Included in SG&A for the 40 weeks ended December 5, 2009 are: (i) net real estate related costs of $29.8 million, or 44 basis points, (ii) net restructuring and other costs of $5.7 million, or 8 basis points, and (iii) pension withdrawal costs of $2.4 million, or 4 basis points.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


SG&A for the 40 weeks ended November 29, 2008 included (i) Pathmark integration and other restructuring related costs of $27.1 million, or 38 basis points, (ii) net losses on real estate activity of $8.1 million, or 11 basis points, (iii) costs relating to a voluntary labor buyout program of $3.0 million, or 4 basis points and (iv) costs relating to our withdrawal of the Grocery Haulers, Inc. employees servicing Pathmark Stores from the Local 863 Union Multiemployer Pension Plan to our Company of $2.7 million, or 4 basis points. These costs were partially offset by a reversal of $5.2 million, or 7 basis points, for compensation expense related to restricted stock that had been previously recognized for performance targets that are no longer probable of being met, as discussed in Note 15 - Stock Based Compensation.

Excluding the items listed above, SG&A as a percentage of sales increased by 53 basis points during the 40 weeks ended December 5, 2009 as compared to the 40 weeks ended November 29, 2008, primarily due to lower sales leverage on fixed costs, including increased labor costs of 54 basis points and increased advertising related costs of 11 basis points, partially offset by a decrease in corporate and banner administrative expenses of 20 basis points.

During the 40 weeks ended December 5, 2009 and November 29, 2008, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $5.0 million and $2.7 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

GOODWILL, TRADEMARK AND LONG-LIVED ASSET IMPAIRMENT
---------------------------------------------------

During the 40 weeks ended December 5, 2009, we impaired the entire $321.8 million balance of goodwill and $49.9 million of the $127.3 million trademark balance recorded within our Price Impact reporting unit. We also recorded a long-lived asset impairment charge of $40.8 million primarily relating to certain favorable leases and other long-lived assets within our Price Impact reporting unit. Refer to Goodwill and Long-Lived Asset Impairment within Results of Operations for the 12 Weeks ended December 5, 2009 compared to the 12 Weeks ended November 29, 2008 above for additional information relating to these charges.

SEGMENT INCOME (LOSS)
---------------------

                              For the 40 weeks ended
                          -------------------------------
                          Dec. 5, 2009      Nov. 29, 2008
                          ------------      -------------
                                    (in thousands)
Fresh                         $ 87,322           $101,211
Price Impact*                  (33,589)            14,978
Gourmet                         18,234             16,610
Other                            1,541              1,825
                              --------           --------
Total segment income          $ 73,508           $134,624
                              ========           ========

* Includes results from Fresh stores that have been subsequently converted to Price Impact stores.

Segment income decreased $61.1 million from $134.6 million for the 40 weeks ended November 29, 2008 to $73.5 million for the 40 weeks ended December 5, 2009. The decrease in segment income of $13.9 million from our Fresh segment was primarily driven by the decline in sales and the reduced gross margin,

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


partially offset by negotiated cost reductions and reduced labor and occupancy costs. Our Price Impact segment experienced a decline in segment income of $48.6 million, which was attributable to lower sales and gross margins, primarily resulting from higher promotional spending and reductions in everyday prices for this segment, partially offset by reduced productive labor, supply and logistics, and occupancy costs. Segment income from our Gourmet business improved by $1.6 million, primarily as a result of an improved gross margin rate, partially offset by a reduction in sales. The decrease in segment income of $0.3 million in our Other segment, representing Discount and Liquor, was primarily driven by increased productive labor and occupancy expenses, partially offset by increased sales. Refer to Note 17 - Operating Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME (LOSS)
--------------------------
During the 40 weeks ended December 5, 2009 and November 29, 2008, we recorded unfavorable fair value adjustments of $24.9 million and favorable fair value adjustments of $114.3 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark, the conversion features related to our 5.125% convertible senior notes and our 6.750% convertible senior notes, and our financing warrants issued in connection with our convertible senior notes. These adjustments are a function of fluctuations in the market price of our Company's common stock.

INTEREST EXPENSE
----------------
Interest expense of $148.6 million for the 40 weeks ended December 5, 2009 increased from the prior year expense of $119.1 million, primarily due to $16.6 million of interest expense recorded during the 40 weeks ended December 5, 2009, to reflect the impact of the lower discount rate used to revalue our GHI contractual obligation at December 5, 2009 than at February 28, 2009, which is derived each period from published zero-coupon AA corporate bond yields, as well as interest accretion relating to this obligation. During the 40 weeks ended December 5, 2009, we also recorded $10.7 million of interest expense relating to our $260 million 11.375% senior secured notes due 2015 that were issued in August 2009 and $3.6 million of interest expense relating to dividends and issuance cost amortization on the portion of our preferred stock issued in August 2009 that was classified as a liability due to the fact that it cannot be converted to common stock without shareholder approval. These increases in interest expense were partially offset by $4.5 million of reduced interest expense relating to bank borrowings resulting from our repayments of a portion of our variable debt using proceeds from the August 2009 offerings of senior notes and preferred stock.

During the 40 weeks ended December 5, 2009 and November 29, 2008, we recorded additional non-cash interest expense of $3.2 million and $2.5 million, respectively, relating to our $255 million aggregate principle amount of the 6.750% Convertible Senior Notes that were issued in December 2007, as a result of our adoption of the new accounting guidance relating to convertible debt instruments with cash settlement features during the first quarter of fiscal 2009.


INCOME TAXES
------------
The benefit from income taxes from continuing operations for the 40 weeks ended December 5, 2009 was $14.0 million, compared to the provision for income taxes of $3.5 million for 40 weeks ended November 29, 2008. Consistent with prior fiscal year, we continue to record a valuation allowance against our net deferred tax assets.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


The effective tax rates on continuing operations of 2.2% and 190.3% for the 40 weeks ended December 5, 2009 and November 29, 2008, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the 40 weeks ended December 5, 2009 of $82.2 million increased from a loss from operations of discontinued businesses, net of tax, of $30.6 million for the 40 weeks ended November 29, 2008, primarily due to higher occupancy related expenses recorded during the 40 weeks ended December 5, 2009 due to changes in our estimation of such costs due to continuing deteriorating conditions in the Midwest real estate market. The gain on disposal of discontinued operations of $4.7 million, net of tax, recorded during the 40 weeks ended November 29, 2008, primarily related to the sale of our Eight O'Clock Coffee business in fiscal 2003 due to the settlement of a contingent note whose value and payment was based upon certain elements of the future performance of the Eight O'Clock Coffee business and was not originally recorded in the gain during fiscal 2003, as well as a $1.8 million gain on sale of land in the Greater New Orleans area.

CASH FLOWS
----------
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

                                                       40 weeks ended
                                                -------------------------------
                                                Dec. 5, 2009      Nov. 29, 2008
                                                -------------     -------------
Net cash used in operating activities           $     (51,896)    $    (48,214)
                                                -------------     ------------

Net cash used in investing activities           $     (58,296)    $    (56,999)
                                                -------------     ------------

Net cash provided by financing activities       $     216,659     $    165,427
                                                -------------     ------------

Net cash used in operating activities increased by $3.7 million for the 40 weeks ended December 5, 2009 as compared to 40 weeks ended November 29, 2008, which primarily reflected our net loss adjusted by our net non-cash charges and changes in our operating working capital. Refer to Working Capital below for a discussion of changes in working capital items for the 40 weeks ended December 5, 2009.

Net cash used in investing activities increased by $1.3 million for the 40 weeks ended December 5, 2009 as compared to the 40 weeks ended November 29, 2008, primarily due to a decline of $14.4 million in proceeds received from disposals of property, partially offset by reduced property expenditures of $13.8 million. Property expenditures totaled $71.9 million for the 40 weeks ended December 5, 2009, reflecting 5 additions, 6 remodels and 4 conversions, as compared to $85.7 million for same prior year period, which included 4 new stores, 10 remodels, 13 major remodels, 1 major enlargement and 2 conversions. For the remainder of 2009, we plan to focus our capital expenditures on building a new store and one store enlargement that are expected to be completed in 2010.

Net cash provided by financing activities increased by $51.2 million for the 40 weeks ended December 5, 2009 as compared to the 40 weeks ended November 29, 2008, primarily due to $253.2 million in proceeds from issuance of long-term debt and $175.0 million from issuance of preferred stock during the 40 weeks ended December 5, 2009, as well the absence of the prior year payment of $45.7 million upon our

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


settlement of the Series A warrants. These increases in cash provided by financing activities were partially offset by an increase of $390.8 million in the net principal payments on our revolving lines of credit and increased deferred financing fees of $28.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
As of December 5, 2009, we had cash and cash equivalents of approximately $281.8 million and working capital of $248.7 million, as compared to cash equivalents of 175.4 million and working capital of $172.0 million as of February 28, 2009. The increase in our working capital was primarily attributable to the following:
     o An increase in cash and cash equivalents primarily due to our issuances of Redeemable Preferred Stock and Senior Secured Notes in August 2009, partially offset by repayments of a portion of our variable debt;
     o A decline in accrued salaries, wages and benefits, primarily attributable to a reduction in the incentive compensation accrued for our executive and non-executive employees for fiscal 2009, based on our operating results; and
     o    An increase in inventories primarily due to seasonality.

Partially offset by the following:
     o An increase in accounts payable, net of book overdrafts due to an increase in inventories and the timing of payments; and
     o    A decline in accounts receivable, primarily related to timing.


Redeemable Preferred Stock
On August 4, 2009, we issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC ("Yucaipa"), together referred to as the "Preferred Stock," for approximately $162.2 million, after deducting approximately $12.8 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


The Preferred Stock is convertible into shares of our Company's common stock, par value $1.00 per share (the "Common Stock"), at an initial conversion price of $5.00 per share of Common Stock. The Preferred Stock is convertible upon the one-year anniversary of the issuance of Preferred Stock provided that prior to receiving shareholder approval, the Preferred Stock will not be exercisable into greater than 19.99% of the Common Stock outstanding prior to the issuance of the Preferred Stock. The 57,750 shares that are convertible without shareholder approval are classified as temporary stockholders' equity since the shares are
(i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within the control of the Company. The shares requiring shareholder approval to become convertible are classified as a "Preferred stock liability".

Our Company is required to redeem all of the outstanding Preferred Stock on August 1, 2016 (the "Maturity Date"), at 100.0% of the liquidation preference, plus all accrued and unpaid dividends. Subject to the repurchase rights of the investors, the Preferred Stock is not redeemable prior to the Maturity Date.

The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company is not able to pay the dividends fully in cash. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 12 and 40 weeks ended December 5, 2009, we accrued Preferred Stock dividends of $3.2 million and $4.8 million, respectively, of which $2.1 million and $3.2 million, respectively, has been recorded within "Interest expense" and the remaining $1.1 million and $1.6 million, respectively, has been recorded within "Additional paid-in capital".

Line of Credit
Our Company has a secured line of credit agreement with Blue Ridge Investments, L.L.C, which expires on December 31, 2009. This agreement enables us to borrow funds on a revolving basis of up to $32.7 million, or up to the value of the investment in the Columbia Fund. Each borrowing bears interest at a rate per annum equal to the BBA Libor Daily Floating Rate plus 0.10%. Our weighted-average interest rates on this line of credit were 0.3% and 3.0% during the third quarter of fiscal 2009 and 2008, respectively. At December 5, 2009 and February 28, 2009, we had borrowings outstanding under this line of credit agreement of $1.2 million and $5.0 million, respectively. These loans are collateralized by a first priority perfected security interest in our ownership interest in the Columbia Fund. Refer to Note 4 to our Consolidated Financial Statements - Fair Value Measurements, for further discussion of the Columbia Fund.

Credit Agreement
On July 23, 2009, our Company amended the Amended and Restated Credit Agreement with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger, in connection with the private offering of senior secured notes and the sale of preferred stock, which expires in December 2012. The amended agreement increases the applicable margins on credit advances, reduces commitments by $20.0 million, reduces the collateral advance and provides for certain other amendments. Subject to borrowing base requirements, the amended $655.0 million Credit Agreement provides for a five-year term loan of $82.9 million, a five-year term loan of $50.0 million and a five-year revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement also provides for an increase in commitments of up to an additional $100.0 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts, owned

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


real estate and certain Pathmark leaseholds. The Pathmark leaseholds were removed as eligible collateral throughout fiscal 2009, which resulted in total reduced borrowing availability of approximately $73.0 million as of December 5, 2009. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. Subject to certain conditions, we are permitted to pay cumulative cash dividends on common shares, as well as make bond repurchases.

As of December 5, 2009, there were $132.9 million of loans and $203.8 million in letters of credit outstanding under this agreement. As of December 5, 2009, after reducing availability for borrowing base requirements, we had $218.0 million available under the Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $187.2 million as of December 5, 2009.

Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

Related Party Promissory Note
We have a $10 million three-year 6% unsecured promissory note due on August 18, 2011 that was issued to Erivan Karl Haub, who is the father of Christian W. E. Haub, our Executive Chairman and Chief Executive Officer, and is a limited partner of Tengelmann which owns an interest in our Company's stock. The interest is payable in twelve equal quarterly payments of $0.15 million over the term of the note.

Public Debt Obligations
As of December 5, 2009, we had outstanding notes of $588.1 million, which consisted of $12.8 million of 9.125% Senior Notes due December 15, 2011, $153.6 million of 5.125% Convertible Senior Notes due June 15, 2011, $221.7 million of 6.750% Convertible Senior Notes due December 15, 2012 and $200.0 million of 9.375% Notes due August 1, 2039. Interest is payable quarterly on the 9.375% Notes and semi-annually on the 9.125%, 6.750% and 5.125% Notes. The 9.375% Notes are now callable at par ($25 per bond) and the 9.125% Senior Notes are now callable at a premium to par (103.042%). The 9.375% Notes are unsecured obligations and were issued under the terms of our senior debt securities indenture, which contains among other provisions, covenants restricting the incurrence of secured debt. The 9.375% Notes are effectively subordinated to the Credit Agreement and do not contain cross default provisions. Our notes are not guaranteed by any of our subsidiaries.

The 5.125% Convertible Senior Notes are not redeemable at our option at any time. The 6.750% Convertible Senior Notes are redeemable at our option on or after December 15, 2010, at a redemption price of 102.70% and on or after December 15, 2011, at a redemption price of 101.35%. The initial conversion price of the 5.125% Notes is $36.40, representing a 30.0% premium to the offering price of $28.00 and the initial conversion price of the 6.750% Notes is $37.80, representing a 35.0% premium to the offering price of $28.00 at maturity, and at our option, the notes are convertible into shares of our stock, cash, or a combination of stock and cash. Refer to Note 11 to our Consolidated Financial Statements - Indebtedness and Other Financial Liabilities, for additional information relating to these notes.

Senior Secured Notes
On August 4, 2009, we issued $260.0 million of 11.375% senior secured notes due 2015 (the "Notes") at a price equal to 97.385% of their face value. The Notes represent second lien secured obligations, guaranteed by all of our Company's domestic subsidiaries. The Notes bear interest at a fixed rate of 11.375% payable

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


semi-annually in cash. The proceeds from this offering and our preferred stock offering on August 4, 2009, which is discussed above, were used to repay a portion of our existing variable debt.

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

Share Lending Agreements
We have share lending agreements with certain financial institutions, under which we agreed to loan shares of our common stock (subject to certain adjustments set forth in the share lending agreements). Pursuant to these agreements, we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. We did not receive any proceeds from the sale of the borrowed shares. We received a nominal lending fee from the financial institutions pursuant to the share lending agreements. Any shares we loan are considered issued and outstanding. Investors that purchase borrowed shares are entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions do not have rights pursuant to the share lending agreements.

The borrowed shares must be returned to us no later than December 15, 2012 or sooner if certain conditions are met. If an event of default should occur under the share lending agreement and a legal obstacle exists that prevents the borrower from returning the shares, the borrower shall, upon written request of our Company, pay our Company, using available funds, in lieu of the delivery of loaned shares, to settle its obligation.

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

On November 23, 2009, Bank of America, N.A., who is a party to our share lending agreement, returned 1,000,000 shares, eliminating our obligation to lend additional shares to them in the future. On January 6, 2010, Bank of America, N.A. returned additional 1,500,000 shares. All of the returned shares were immediately retired, reducing the number of our common shares issued and outstanding. The return of these shares has no impact on the computations of our basic and diluted earnings per share, as the shares underlying the share lending agreement are removed from these computations unless the borrower defaults on returning them. We currently have 5,634,002 of loaned shares outstanding under the share lending agreements.

Other
In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of December 5, 2009, 187 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned

                 The Great Atlantic & Pacific Tea Company, Inc.
              Management's Discussion and Analysis - Continued


Leases to be approximately $586.8 million, which could be partially or totally offset by reassigning or subletting these leases.

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

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 28, 2009. There have been no significant changes in these policies during the 40 weeks ended December 5, 2009.

We have noted that assumptions of our revenue and cash flow projections for the Price Impact reporting unit have significantly declined resulting in an impairment triggering event that resulted in the impairment of $40.8 million of our long-lived assets and the entire amount of goodwill of $321.8 million allocated to the Price Impact reporting unit. In addition we changed our assumed market royalty rates that could be payable if we did not own our trademarks due to current general economic conditions as well as our near term profitability projections, which combined with the decline in projected revenues and cash flows resulted in impairment of the Pathmark Trademark of $49.9 million during the third quarter.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of December 5, 2009, we do not have cash flow exposure due to rate changes on any of our debt securities with an aggregate book value of $853.6 million, because they are at fixed interest rates ranging from 2.0% to 11.375%. However, we do have cash flow exposure on our committed and uncommitted lines of credit of $134.1 million due to our variable floating rate pricing. Accordingly, during the 12 weeks and 40 weeks ended December 5, 2009, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.3 million and $1.8 million, respectively. A presumed 1% change in the variable floating rate during the 12 and 40 weeks ended November 29, 2008 would have impacted interest expense by $0.8 million and $2.1 million, respectively.

Foreign Exchange Risk
---------------------
As of December 5, 2009, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

ITEM 4 - Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our Executive Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's Executive Chairman and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, our Company's Executive Chairman and Chief Executive Officer along with our Company's Senior Vice President, Chief Financial Officer, concluded that our Company's disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes during our Company's fiscal quarter ended December 5, 2009 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 19 - Commitments and Contingencies - Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A - Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2009, except for the following:

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

Our renovation and expansion plans may not be successful, and though we plan to convert the remaining conventional stores to one of our other three formats, we may not have the funds to do so.

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

We are currently negotiating or will negotiate three labor agreements covering approximately 1,200 employees in fiscal 2009. In each of these negotiations, rising health care and pension costs will be important issues, as will the nature and structure of work rules. The actual terms of the renegotiated collective bargaining agreements and/or a prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on our results. We cannot assure you that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. We expect that we will incur additional costs and face increased competition for customers during any work stoppages or labor disturbances, which would adversely affect operating results.

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

With approval of our lenders, we may make acquisitions and consequently face integration, management diversion and other risks.

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

In addition, at December 5, 2009, we had $134.1 million of variable rate debt. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.


ITEM 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 -- Defaults Upon Senior Securities

None

ITEM 4 -- Submission of Matters to a Vote of Security Holders

None

ITEM 5 -- Other Information

None

ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.  DESCRIPTION
-----------  -----------
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


THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.



Date:  January 12, 2010   By:          /s/ Melissa E. Sungela
                                ------------------------------------------------
                                Melissa E. Sungela, Vice President,
                                         Corporate Controller
                          (Chief Accounting Officer and Duly Authorized Officer)