Form 10-Q
period 2010-06-19
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2010-07-29
CIK 43300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 19, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-4141

                 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

                  Maryland                                13-1890974
    -------------------------------------          ------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

                                 2 Paragon Drive
                           Montvale, New Jersey 07645
                           --------------------------
                    (Address of principal executive offices)

                                 (201) 573-9700
                                 --------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer ____                   Accelerated filer   X
Non-accelerated filer ____                     Smaller reporting company____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of July 26, 2010, the Registrant had a total of 56,168,776 shares of common stock - $1 par value outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                            16 Weeks Ended
                                                                                -------------------------------------
                                                                                 June 19, 2010         June 20, 2009
                                                                                ---------------      ----------------

Sales                                                                           $     2,564,930      $      2,790,243
Cost of merchandise sold                                                             (1,801,118)           (1,945,374)
                                                                                ---------------      ----------------
Gross margin                                                                            763,812               844,869
Store operating, general and administrative expense                                    (821,016)             (846,705)
Long-lived asset impairment                                                              (5,398)                    -
                                                                                ---------------      ----------------
Loss from operations                                                                    (62,602)               (1,836)
Nonoperating income (loss)                                                                8,277                (1,875)
Interest expense, net                                                                   (61,142)              (54,207)
                                                                                ---------------      ----------------
Loss from continuing operations before income taxes                                    (115,467)              (57,918)
Provision for income taxes                                                                 (140)                 (386)
                                                                                ---------------      ----------------
Loss from continuing operations                                                        (115,607)              (58,304)
Discontinued operations:
    Loss from operations of discontinued businesses, net of tax of $0                    (7,115)               (6,856)
    Gain on disposal of discontinued operations, net of tax of $0                            79                     -
                                                                                ---------------      ----------------
Loss from discontinued operations                                                        (7,036)               (6,856)
                                                                                ---------------      ----------------
Net loss                                                                        $      (122,643)     $        (65,160)
                                                                                ===============      ================
Net loss per share - basic:
    Continuing operations                                                       $         (2.27)     $          (1.10)
    Discontinued operations                                                               (0.13)                (0.13)
                                                                                ---------------      ----------------
Net loss per share - basic                                                      $         (2.40)     $          (1.23)
                                                                                ===============      ================

Net loss per share - diluted:
    Continuing operations                                                       $         (4.60)     $          (3.36)
    Discontinued operations                                                               (0.23)                (0.28)
                                                                                ---------------      ----------------
Net loss per share - diluted                                                    $         (4.83)     $          (3.64)
                                                                                ===============      ================

Weighted average number of common shares outstanding
   Basic                                                                             53,498,121            52,886,956
                                                                                ===============      ================
   Diluted                                                                           30,524,651            24,782,040
                                                                                ===============      ================


                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
     Consolidated Statements of Stockholders' Deficit and Comprehensive Loss
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Additional                 Accumulated Other       Total
                                          Common Stock              Paid-in      Accumulated    Comprehensive      Stockholders'
                                   --------------------------
                                     Shares           Amount        Capital        Deficit           Loss             Deficit
                                   ------------    -----------    -----------   ------------    -------------     --------------
16 Weeks Ended June 19, 2010
----------------------------
Balance as of 2/27/2010, as
   previously reported               55,868,129    $    55,868    $   498,144    $(1,003,812)   $     (79,403)    $     (529,203)
Retrospective adoption of new
  accounting guidance for own
  share-lending arrangements                  -              -         28,277        (28,277)               -                  -
Balance as of 2/27/2010, as
  adjusted                         ------------    -----------    -----------    -----------    -------------     --------------
                                     55,868,129         55,868        526,421     (1,032,089)         (79,403)          (529,203)
Net loss                                      -              -              -       (122,643)               -           (122,643)
Beneficial conversion feature
  accretion on preferred stock                -              -         (1,481)             -                -             (1,481)
Dividends on preferred stock                                           (4,308)             -                -             (4,308)
Preferred stock financing fees
  amortization                                -              -           (534)             -                -               (534)
Other comprehensive income                    -              -              -              -              252                252
Stock options exercised                   4,834              5             23              -                -                 28
Other share based awards                250,245            250         (1,111)             -                -               (861)
                                   ------------    -----------    ------------   -----------    -------------     --------------
Balance at end of period             56,123,208    $    56,123    $   519,010    $(1,154,732)   $     (79,151)    $     (658,750)
                                   ============    ===========    ===========    ===========    =============     ==============

16 Weeks Ended June 20, 2009
----------------------------
Balance as of 2/28/2009, as
  previously reported                57,674,799    $    57,675    $   464,679    $  (127,314)   $    (105,147)    $      289,893
Retrospective adoption of new
  accounting guidance for own
  share-lending arrangements                  -              -         28,277        (28,277)               -                  -
Balance as of 2/28/2009, as
  adjusted                         ------------    -----------    -----------    -----------    -------------     --------------
                                     57,674,799         57,675        492,956       (155,591)        (105,147)           289,893
Net loss                                      -              -              -        (65,160)               -            (65,160)
Other comprehensive income                    -              -              -              -            1,378              1,378
Stock options exercised                     397              -              1              -                -                  1
Other share based awards                224,122            224          2,629              -                -              2,853
                                   ------------    -----------    -----------    -----------    -------------        -----------
Balance at end of period             57,899,318    $    57,899    $   495,586    $  (220,751)   $    (103,769)    $      228,965
                                   ============    ===========    ===========    ===========    =============     ==============

Comprehensive Loss
------------------

                                                                           16 Weeks Ended
                                                                ----------------------------------
                                                                   June 19, 2010    June 20, 2009
                                                                ----------------    -------------
Net loss                                                        $       (122,643)   $      (65,160)
                                                                ----------------    --------------
Net unrealized gain on marketable securities, net of tax of $0                 -               519
Pension and other post-retirement benefits, net of tax of $0                 252               859
                                                                ----------------    --------------
Other comprehensive income, net of tax of $0                                 252             1,378
                                                                ----------------    --------------
Total comprehensive loss                                        $       (122,391)   $      (63,782)
                                                                ================    ==============


                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                   June 19, 2010             February 27, 2010
                                                                                  --------------             -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $     170,762                 $      252,426
      Restricted cash                                                                     1,691                          1,993
      Accounts receivable, net of allowance for doubtful accounts of $6,731 and
         $8,728 at June 19, 2010 and February 27, 2010, respectively                    165,117                        166,143
      Inventories, net                                                                  470,772                        467,227
      Prepaid expenses and other current assets                                          37,271                         43,374
                                                                                  -------------                 --------------
             Total current assets                                                       845,613                        931,163
                                                                                  -------------                 --------------
Non-current assets:
      Property:
         Property owned, net                                                          1,351,899                      1,397,971
         Property leased under capital leases, net                                       80,960                         89,599
                                                                                  -------------                 --------------
      Property, net                                                                   1,432,859                      1,487,570
      Goodwill                                                                          115,197                        115,197
      Intangible assets, net                                                            144,413                        147,713
      Other assets                                                                      138,989                        145,574
                                                                                  -------------                 --------------
Total assets                                                                      $   2,677,071                 $    2,827,217
                                                                                  =============                 ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                           $     157,944                 $          191
      Current portion of obligations under capital leases                                13,487                         13,702
      Current portion of real estate liabilities                                          4,250                          4,220
      Accounts payable                                                                  229,828                        227,779
      Book overdrafts                                                                    65,175                         60,465
      Accrued salaries, wages and benefits                                              137,635                        145,170
      Accrued taxes                                                                      43,361                         31,802
      Other accruals                                                                    244,923                        246,516
                                                                                  -------------                 --------------
    Total current liabilities                                                           896,603                        729,845
                                                                                  -------------                 --------------
Non-current liabilities:
      Long-term debt                                                                    838,844                        990,359
      Long-term obligations under capital leases                                        130,368                        136,880
      Long-term real estate liabilities                                                 329,064                        329,363
      Deferred real estate income                                                        85,598                         87,061
      Other financial liabilities                                                         5,669                         13,946
      Other non-current liabilities                                                     914,907                        936,209
                                                                                  -------------                 --------------
         Total liabilities                                                            3,201,053                      3,223,663
                                                                                  -------------                 --------------

Series A redeemable preferred stock - no par value, $1,000 redemption value;
                                                                                  -------------                 --------------
             authorized - 700,000 shares; issued - 175,000 shares                       134,768                        132,757
                                                                                  -------------                 --------------

Commitments and contingencies (Refer to Note 17)

Stockholders' equity (deficit):
      Common stock - $1 par value; authorized - 160,000,000 shares; issued and outstanding - 56,123,208 and 55,868,129 shares at June 19, 2010
         and February 27, 2010, respectively                                             56,123                         55,868
      Additional paid-in capital                                                        519,010                        526,421
      Accumulated other comprehensive loss                                              (79,151)                       (79,403)
      Accumulated deficit                                                            (1,154,732)                    (1,032,089)
                                                                                  --------------                --------------
Total stockholders' deficit                                                            (658,750)                      (529,203)
                                                                                  --------------                --------------
Total liabilities and stockholders' deficit                                       $    2,677,071                $    2,827,217
                                                                                  ==============                ==============

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  16 Weeks Ended
                                                                                      ---------------------------------------
                                                                                      June 19, 2010             June 20, 2009
                                                                                      -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (122,643)              $   (65,160)
   Adjustments to reconcile net loss to net cash used in
       operating activities (see next page)                                                82,782                    95,620
   Other changes in assets and liabilities:
       Decrease in receivables                                                              4,139                    19,948
       (Increase) decrease in inventories                                                  (4,401)                    4,063
       Decrease (increase) in prepaid expenses and other current assets                     1,209                    (8,579)
       Decrease (increase) in other assets                                                 (1,224)                   (2,213)
       Increase in accounts payable                                                         1,584                     6,307
       Increase (decrease) in accrued salaries, wages and benefits, and taxes               2,059                   (12,326)
       Decrease in other accruals                                                            (652)                  (20,803)
       Decrease in other non-current liabilities                                          (21,089)                  (21,029)
       Other operating activities, net                                                        (29)                    1,214
                                                                                      -----------               -----------
Net cash used in operating activities                                                     (58,265)                   (2,958)
                                                                                      -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property                                                              (19,668)                  (27,009)
   Proceeds from disposal of property                                                       1,677                     2,219
   Proceeds from sale of joint venture                                                          -                     5,914
   Decrease in restricted cash                                                                302                        78
   Proceeds from maturities of marketable securities                                            -                     1,373
                                                                                      -----------               -----------
Net cash used in investing activities                                                     (17,689)                  (17,425)
                                                                                      -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                   800                         -
   Principal payments on long-term borrowings                                                 (69)                      (93)
   Proceeds under revolving lines of credit                                                     -                    33,150
   Principal payments on revolving lines of credit                                              -                   (63,150)
   Proceeds under line of credit                                                                -                       308
   Principal payments on line of credit                                                         -                    (1,373)
   Proceeds from long-term real estate liabilities                                              -                       170
   Principal payments on long-term real estate liabilities                                   (383)                     (351)
   Proceeds from sale-leaseback transaction                                                     -                     3,000
   Principal payments on capital leases                                                    (3,775)                   (3,374)
   Increase (decrease) in book overdrafts                                                   4,710                    (3,719)
   Deferred financing fees                                                                    (21)                      (64)
   Dividends paid on preferred stock                                                       (7,000)                        -
   Proceeds from stock options exercised                                                       28                         1
                                                                                      -----------               -----------
Net cash used in financing activities                                                      (5,710)                  (35,495)
                                                                                      -----------               -----------

Net decrease in cash and cash equivalents                                                 (81,664)                  (55,878)
Cash and cash equivalents at beginning of period                                          252,426                   175,375
                                                                                      -----------               -----------
Cash and cash equivalents at end of period                                            $   170,762               $   119,497
                                                                                      ===========               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                                $    42,680               $    44,354
                                                                                      ===========               ===========
Cash paid during the year for income taxes                                            $       117               $     4,292
                                                                                      ===========               ===========

                 See Notes to Consolidated Financial Statements

                 The Great Atlantic & Pacific Tea Company, Inc.
                Consolidated Statements of Cash Flows - Continued
                             (Dollars in thousands)
                                   (Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
---------------------------------------------------------------------------

                                                                                                   16 Weeks Ended
                                                                                      ---------------------------------------
                                                                                      June 19, 2010             June 20, 2009
                                                                                      -------------             -------------
   Depreciation and amortization                                                      $    70,379               $    77,788
   Impairment of long-lived assets                                                          5,890                     1,056
   Nonoperating (income) loss                                                              (8,277)                    1,875
   Non-cash interest expense                                                               12,785                    12,877
   Stock compensation (income) expense                                                       (861)                    2,853
   Pension withdrawal costs                                                                     -                     2,445
   Employee benefit related costs                                                           1,965                         -
   LIFO adjustment                                                                            856                     1,238
   Asset disposition initiatives in the normal course of business                               -                      (809)
   Asset disposition initiatives relating to discontinued operations                            4                      (203)
   Non-cash occupancy charges for stores closed in the normal course of business              466                     1,260
   Loss (gain) on disposal of owned property and write-down of property, net                1,025                    (3,256)
   Gain on disposal of discontinued operations                                                (79)                        -
   Amortization of deferred real estate income                                             (1,371)                   (1,504)
                                                                                      ------------              -----------
Total non-cash adjustments to net loss                                                $    82,782               $    95,620
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

1.   Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders' Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 16 weeks ended June 19, 2010 and June 20, 2009, and the Consolidated Balance Sheets at June 19, 2010 and February 27, 2010 of The Great Atlantic & Pacific Tea Company, Inc. ("we," "our," "us" or "our Company") are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year presentation. Refer to Note 2 - Impact of New Accounting Pronouncements below for prior period reclassifications made upon our retrospective adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") relating to accounting for share lending agreements entered into in contemplation of a convertible debt issuance.

During the first quarter of fiscal 2010, our operating results were significantly below those for the prior year and our expectations. Therefore, to improve our performance and to meet our liquidity needs over the next twelve months, including the debt maturity of $165.0 million on June 15, 2011, our Company announced a comprehensive operational and revenue-driven turnaround strategy and is pursuing several new financing initiatives. Financing initiatives include incremental financing through our bank facility, sale-leaseback transactions and the sale of certain non-core assets. However, the completion of all or a portion of these efforts cannot be assured nor can we be assured that such efforts will be sufficient to meet our liquidity needs. In addition, the availability and cost of financing to our Company could be adversely affected if our results of operations do not improve, by future changes in our credit ratings, or by a decline in capital market conditions.

Significant Accounting Policies
-------------------------------
A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 27, 2010. There have been no significant changes in these policies during the 16 weeks ended June 19, 2010.



2.   Impact of New Accounting Pronouncements

Newly Adopted Accounting Pronouncements
---------------------------------------

Share Lending Arrangements. In June 2009, the FASB issued new guidance on accounting for one's own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing, which requires share lending arrangements to be measured at fair value and recognized as a debt issuance cost, and amortized using the effective interest method over the life of the financing arrangement as interest cost. The loaned shares are excluded from basic and diluted earnings per share, unless a default occurs. When a default becomes probable, expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized. This guidance is effective beginning with our fiscal 2010,

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

with retrospective application required. The fair values of our share lending agreements with the Bank of America and Lehman Europe were immaterial at inception. Our share lending arrangement with Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company, is subject to this default provision guidance as a result of their September 15, 2008 bankruptcy filing. In connection with Lehman Europe's default, during the first quarter of fiscal 2010, we recorded a retrospective adjustment of $28.3 million to our third quarter of fiscal 2008 financial statements by charging "Store operating, general and administrative expense" and crediting "Additional paid-in-capital", which represents the fair value of the unreturned shares at September 15, 2008. This expense is reflected in our Consolidated Balance Sheets as of February 27, 2010 and June 19, 2010 as an adjustment to opening "Accumulated deficit" and "Additional paid-in capital". We have been including the loaned shares in our Company's basic and diluted earnings per share since September 15, 2008.

Variable Interest Entities. In June 2009, the FASB issued new accounting guidance relating to consolidation of variable interest entities ("VIEs"), which amends the current accounting guidance for determining whether an entity is a VIE and defining the primary beneficiary. This guidance also requires additional disclosures relating to involvement with a VIE. We adopted this guidance during the first quarter of our fiscal 2010. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements and disclosures.

Fair Value Measurements. In January 2010, the FASB issued new accounting guidance requiring additional disclosures about the different classes of assets and liabilities measured at fair value, valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1 and 2. It also clarified guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The current guidance is effective beginning with the first quarter of our fiscal 2010, except for the new disclosures relating to the Level 3 reconciliation, which are effective for the first quarter of our fiscal 2011. Refer to Note 4 - Fair Value Measurements for our Company's fair value measurements and disclosures.

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

Goodwill

During the first quarter of fiscal 2010, our operating results for our Fresh and Pathmark segments were significantly below those for the prior year and our expectations. These declines led to revised short-term and long-term operating forecasts that were significantly lower than previously expected as of the end of fiscal 2009. All of this resulted in substantially decreased fair values from the fair values we used in conjunction with our annual test conducted during the fourth quarter of fiscal 2009. Accordingly, during the first quarter of fiscal 2010, we concluded that an interim triggering event had occurred requiring us to test the goodwill of the A&P and Waldbaum's reporting units, representing the remaining goodwill balance within our Fresh reportable segment, for impairment. (The Pathmark reporting unit does not have goodwill.) We determined that a triggering event did not occur for the reporting units comprising our Gourmet and Other reportable segments, as the operating results of these reporting units have been largely consistent with our expectations.

As a result, we performed an evaluation to determine whether any portion of the remaining $65.6 million and $31.5 million goodwill balance attributable to the A&P and Waldbaum's reporting units, respectively, had been impaired. We performed the first step of the goodwill impairment testing by estimating the fair value of the A&P and Waldbaum's reporting units using a net present value methodology, which included assumptions for reduced short-term revenue and cash flow from operations based on recent trends, partially offset by an estimate for improvements expected to be delivered by fiscal 2011, and a perpetual growth rate for cash flow in the terminal year of approximately 1.5%. We assumed a market-based weighted average cost of capital of 11.0% to discount the cash flows and a blended tax rate of 42.0%. Our analysis showed that goodwill was not impaired. The fair value of the A&P reporting unit exceeded its carrying value by approximately 50%; whereas, the Waldbaum's reporting unit exceeded its carrying value by approximately 10%. We may need to perform an impairment test in future quarters for our Waldbaum's reporting units if long-term projected cash flows from operations decrease by 20 basis points or if other key assumptions used in our fair value calculation change.

We believe that our estimates are appropriate based on our current trends. However, we can provide no assurance that we will not be required to make adjustments to goodwill in the future due to market conditions or other factors related to our performance, including a decline in our forecasted results resulting from changes in projected on-going profitability, our capital investment budgets or changes in our interest rates.

The carrying amount of our goodwill was $115.2 million at June 19, 2010 and February 27, 2010. Our goodwill allocation by segment at June 19, 2010 and February 27, 2010 was as follows:
                                 Fresh   Pathmark   Gourmet   Other     Total
                               --------- --------   -------   ------  ---------
Goodwill                       $120,817  $321,840   $12,110   $5,974  $460,741
Accumulated impairment losses   (23,704) (321,840)        -        -  (345,544)
                               --------  --------   -------   ------  --------
                               $ 97,113  $      -   $12,110   $5,974  $115,197


Intangible Assets, net
Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

                                           Weighted
                                            Average            Gross              Accumulated          Accumulated
                                         Amortization         Carrying          Amortization at      Amortization at
                                        Period (years)         Amount            June 19, 2010        Feb. 27, 2010
                                        --------------         ------         ------------------     ----------------
Pathmark trademark                         Indefinite     $    60,900             $         -        $            -
Loyalty card customer relationships                 5          19,200                   8,894                 7,595
In-store advertiser relationships                  20          14,720                   1,868                 1,642
Pharmacy payor relationships                       13          75,000                  14,645                12,870
                                                          -----------            ------------        --------------
Total                                                     $   169,820            $     25,407        $       22,107
                                                          ===========            ============        ==============

During the first quarter of fiscal 2010, based on the magnitude of unexpected operating losses and changes in management's forecasts for our Pathmark reporting unit, we determined that there was an interim triggering event requiring us to evaluate the intangible assets of the Pathmark reporting unit for possible impairment.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

We evaluated the fair value of the Pathmark trademark using the relief-from-royalty method. The fair value of the Pathmark trademark exceeded its carrying value, resulting in no impairment. We believe that our estimates are appropriate based on our current trends. However, we can provide no assurance that we will not be required to make adjustments to the carrying value of the Pathmark trademark in future periods if revenues differ from our current projections. We will perform our annual trademark impairment testing during the fourth quarter of fiscal 2010. We currently estimate that the fair value of our trademark would decrease by approximately $20 million for each 100 basis point increase in the discount rate and by approximately $6 million for each 10% decline in revenue from our current projections.

We also evaluated the expected undiscounted cash flows of the Pathmark reporting unit compared to the net book value of the reporting unit, noting no impairment of our amortizable intangible assets. We believe that our estimates are appropriate based on our current assumptions. However, we may be required to record future impairment charges if our results in future periods differ materially from our current projections.

Amortization expense relating to our intangible assets for the first quarter of fiscal 2010 and 2009 was $3.3 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

                   2010                       $ 7,425
                   2011                        10,725
                   2012                         9,670
                   2013                         6,505
                   2014                         6,505
                   Thereafter                  42,683

4.   Fair Value Measurements

The accounting guidance for fair value measurement defines and establishes a framework for measuring fair value. Inputs used to measure fair value are classified based on the following three-tier fair value hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Directly or indirectly observable inputs other than Level 1 quoted prices in active markets. Our Level 2 liabilities include warrants, which are valued using the Black Scholes pricing model with inputs that are observable or can be derived from or corroborated by observable market data. In addition, our investments in money market funds, which are considered cash equivalents, are classified as Level 2, as they are valued based on their reported Net Asset Value (NAV).

Level 3 - Unobservable inputs that are supported by little or no market activity whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 19, 2010 and February 27, 2010:

                                                                       Fair Value Measurements at June 19, 2010 Using
                                                                       -----------------------------------------------
                                                                       Quoted Prices Significant Other    Significant
                                                   Total Carrying        in Active        Observable      Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                    June 19, 2010        (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     ------------
Assets:
-------
Cash equivalents                                 $          71,855     $           -    $      71,855     $          -
                                                 =================     =============    =============     ============

Liabilities:
------------
Series B Warrant                                 $           5,669     $           -    $       5,669     $          -
                                                 =================     =============    =============     ============


                                                                       Fair Value Measurements at Feb. 27, 2010 Using
                                                                      ------------------------------------------------
                                                                      Quoted Prices   Significant Other   Significant
                                                   Total Carrying       in Active         Observable      Unobservable
                                                      Value at           Markets            Inputs           Inputs
                                                    Feb. 27, 2010        (Level 1)         (Level 2)        (Level 3)
                                                 -----------------     -------------    -------------     ------------
Assets:
-------
Cash equivalents                                 $         158,695     $           -    $     158,695     $          -
                                                 =================     =============    =============     ============

Liabilities:
------------
Series B Warrant                                 $          13,946     $           -    $      13,946     $          -
                                                 =================     =============    =============     ============

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 16 weeks ended June 19, 2010.

Level 3 Valuations
------------------
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy as of June 19, 2010 and February 27, 2010.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis. Fair value measurements of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis using Level 3 inputs are primarily used in the impairment analyses of our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed store occupancy costs. Refer to Note 3 - Goodwill and Other Intangible Assets for further information relating to the carrying value of our goodwill and other intangible assets. Long-lived assets and closed store occupancy costs were measured at fair value on a nonrecurring basis using Level 3 inputs, as unobservable inputs were used to measure their fair value. Refer to Note 5 - Valuation of Long-Lived Assets, Note 14 - Discontinued Operations and Note 15 - Asset Disposition Initiatives for more information relating to the valuation of these assets and liabilities.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Long-Term Debt
--------------
The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments as of June 19, 2010 and February 27, 2010:

                                                          At June 19, 2010                    At February 27, 2010
                                                 ---------------------------------      -------------------------------
                                                      Carrying             Fair            Carrying           Fair
                                                       Amount              Value            Amount            Value
                                                 -----------------     -------------    -------------     -------------
Current portion of long-term debt                $       157,944       $   157,018      $       191       $       191
Long-term debt, net of related discount                  838,844           756,915          990,359           962,040

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

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 16 weeks ended June 19, 2010 and June 20, 2009, we recorded impairment losses on long-lived assets of $0.5 million and $1.1 million, respectively, related to stores that were closed or converted in the normal course of business. These amounts were recorded within "Store operating, general and administrative expense" in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
During the 16 weeks ended June 19, 2010, as a result of experiencing cash flow losses within certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment. The carrying value was not recoverable from their undiscounted future cash flows. As a result, we recorded an impairment charge of $5.4 million to partially write down these stores' long-lived assets, which primarily consist of favorable leases and capital leases, with a carrying amount of $40.5 million to their fair value of $35.1 million. These impairment charges, $4.5 million of which related to Pathmark and $0.9 million of which related to SuperFresh, were recorded within "Long-lived asset impairment" in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. We will continue to monitor our operating results in future periods to determine whether additional impairment testing is warranted for any of our stores experiencing operating losses. We may have to record additional impairments of long-lived assets in the future.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

6.  Other Accruals

Other accruals at June 19, 2010 and February 27, 2010 were comprised of the following:

                                                                                           At               At
                                                                                      June 19, 2010    Feb. 27, 2010
                                                                                      -------------    -------------
Self-insurance reserves                                                               $    72,605       $    74,221
Deferred taxes                                                                              5,058             3,295
Closed store and warehouse reserves                                                        58,897            62,189
Pension withdrawal liabilities                                                             10,461            10,461
GHI Contractual Liability                                                                   8,087             8,066
Accrued occupancy related costs for open stores                                            24,734            26,952
Deferred income                                                                            26,585            26,534
Deferred real estate income                                                                 2,684             2,775
Accrued audit, legal and other                                                              9,576             8,758
Accrued interest                                                                           19,628            12,509
Other postretirement and postemployment benefits                                            2,674             2,674
Accrued advertising                                                                         1,043             1,911
Dividends payable on preferred stock                                                          290             2,982
Other                                                                                       2,601             3,189
                                                                                      -----------       -----------
Total                                                                                 $   244,923       $   246,516
                                                                                      ===========       ===========

7.  Other Non-Current Liabilities

Other non-current liabilities at June 19, 2010 and February 27, 2010 were comprised of the following:

                                                                                           At                 At
                                                                                      June 19, 2010     Feb. 27, 2010
                                                                                    -----------------   -------------
Deferred taxes                                                                        $     9,603       $    11,367
Self-insurance Reserves                                                                   205,304           208,419
Closed Store and Warehouse Reserves                                                       178,131           187,911
Pension Withdrawal Liabilities                                                             88,012            89,495
GHI Contractual Liability for Employee Benefits                                            87,771            87,703
Pension Plan Benefits                                                                     111,194           109,549
Other Postretirement and Postemployment Benefits                                           36,286            36,091
Corporate Owned Life Insurance Liability                                                   59,342            60,436
Deferred Rent Liabilities                                                                  58,454            57,963
Deferred Income                                                                            63,446            68,250
Unfavorable Lease Liabilities                                                               5,101             5,391
Other                                                                                      12,263            13,634
                                                                                      -----------       -----------
Total                                                                                 $   914,907       $   936,209
                                                                                      ===========       ===========

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

8.   Indebtedness and Other Financial Liabilities

Our debt obligations at June 19, 2010 and February 27, 2010 consisted of the following:

                                                                                           At               At
                                                                                      June 19, 2010    Feb. 27, 2010
                                                                                      -------------    -------------
5.125% Convertible Senior Notes, due June 15, 2011                                    $   157,677       $   155,333
Related Party Promissory Note, due August 18, 2011                                         10,000            10,000
9.125% Senior Notes, due December 15, 2011                                                 12,840            12,840
6.750% Convertible Senior Notes, due December 15, 2012                                    226,741           223,838
11.375% Senior Secured Notes, due August 4, 2015                                          253,928           253,668
9.375% Notes, due August 1, 2039                                                          200,000           200,000
Borrowings under Credit Agreement                                                         132,900           132,900
Other                                                                                       2,702             1,971
                                                                                      -----------       -----------
                                                                                          996,788           990,550
Less current portion of long-term debt                                                   (157,944)*            (191)
                                                                                      -----------       ------------
Long-term debt                                                                        $   838,844       $   990,359
                                                                                      ===========       ===========

* Primarily represents our obligation relating to the $165.0 million 5.125% Convertible Senior Notes, due June 15, 2011, which is recorded at a discount.

Credit Agreement
----------------
On July 23, 2009, we entered into an amended $655.0 million Credit Agreement ("Credit Agreement") with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger ("Credit Agreement") in connection with our private offering of senior secured notes and the sale of preferred stock. The Credit Agreement expires in December 2012. Subject to borrowing base requirements, the Credit Agreement provides for a term loan of $82.9 million, a term loan of $50.0 million and a revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis. The Credit Agreement also provides for an increase in commitments of up to an additional $100.0 million, subject to agreement of new and existing lenders. Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts and certain owned real estate. Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing. The terms of this agreement restrict our ability to pay cash dividends on common shares. Subject to certain conditions, we are permitted to make bond repurchases and may do so from time to time in the future.

At June 19, 2010, there were $132.9 million of loans and $200.8 million in letters of credit outstanding under the Credit Agreement. At June 19, 2010, after reducing availability for borrowing base requirements, we had $183.0 million available under the Amended Credit Agreement. In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $70.3 million as of June 19, 2010. The remainder of our cash is in-transit or is used in our stores for operations.

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

The value of the Series B warrants as of June 19, 2010 and February 27, 2010 was $5.7 million and $13.9 million, respectively, and is included in "Other financial liabilities" on our Consolidated Balance Sheets. Our "Nonoperating income (loss)" for the 16 weeks ended June 19, 2010 and June 20, 2009 was comprised of gains of $8.3 million and losses of $1.9 million, respectively, relating to the market value adjustment for the Series B warrants. The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

                                            June 19, 2010     February 27, 2010
                                            -------------     -----------------
         Expected life                       4.97 years            5.28 years
         Volatility                             69.6%                 68.6%
         Dividend yield range                    0%                    0%
         Risk-free interest rate                2.04%                 2.30%

Call Option and Financing Warrants
----------------------------------
On or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or "LBOTC," which accounts for 50% of our call option and financing warrant transactions, filed for bankruptcy protection, which is an event of default under such transactions. We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes. In the event we terminate these transactions, or they are canceled in bankruptcy, or LBOTC otherwise fails to perform its obligations under such transactions, we would have the right to monetary damages in the form of an unsecured claim against LBOTC in an amount equal to the present value of our cost to replace these transactions with another party for the same period and on the same terms.

9.    Redeemable Preferred Stock

On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC ("Yucaipa"), together referred to as the "Preferred Stock," for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock issuance was classified within temporary stockholders equity in our Consolidated Balance Sheets as of June 19, 2010 and February 27, 2010. Holders of Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Company does not meet the liquidity levels required to pay the dividends. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 16 weeks ended June 19, 2010, we accrued Preferred Stock dividends of $4.3 million and paid Preferred Stock cash dividends of $7.0 million. In addition, during the 16 weeks ended June 19, 2010, we recorded deferred financing fees amortization of $0.5 million and accreted $1.5 million relating to the embedded beneficial conversion features within "Additional paid-in capital".

In connection with our Preferred Stock issuance, we were required to register all of the shares of common stock beneficially owned by Tengelmann and Yucaipa, including the shares issuable upon conversion of the convertible preferred stock, no later than February 6, 2010. Such filing was not made by the required date. According to our shareholder agreements with Tengelmann and Yucaipa, we are required to pay liquidated damages for each day we are in default, at a rate equivalent to 1% of the value of the related shares per year. This default was cured upon filing the required registration statement on May 6, 2010. Tengelmann and Yucaipa have agreed to waive the liquidated damages due to them for failure to timely file the registration statement, the amount of which was not material.

10.   Stock Based Compensation

At June 19, 2010, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan. The general terms of each plan are reported in our Fiscal 2009 Annual Report on Form 10-K.

The components of our compensation (income) expense related to stock-based incentive plans were as follows:

                                                                    For the 16 Weeks Ended
                                                               ------------------------------
                                                               June 19, 2010    June 20, 2009
                                                               -------------    -------------
Stock options                                                           (368)             373
Restricted stock units                                                   231              115
Performance restricted stock units                                      (973)           2,171
Common stock granted to Directors                                        249              194
                                                              --------------    -------------
Total stock-based compensation (income) expense *             $         (861)   $       2,853
                                                              ==============    =============

-------------------------------
* The stock compensation income recorded during the 16 weeks ended June 19, 2010 primarily relates to increased forfeitures.

There were no stock-based grants during the 16 weeks ended June 19, 2010.

Stock options. As of June 19, 2010, approximately $2.6 million, after tax, of total unrecognized compensation expense related to unvested stock option awards, will be recognized over a weighted average period of 2.0 years.

Restricted Stock. The total fair value of restricted stock units that vested during the 16 weeks ended June 19, 2010 was $1.3 million. As of June 19, 2010, approximately $3.2 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2009, is expected to be recognized through fiscal 2013.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Performance Restricted Stock Units. None of the previously granted performance restricted stock units vested during the 16 weeks ended June 19, 2010, since the related performance conditions have not been achieved. We are currently not recognizing stock compensation expense for any of our non-integration related grants due to our determination that the related performance conditions will not be achieved. As of June 19, 2010, we expect to recognize approximately $1.6 million of unrecognized fair value compensation expense for performance restricted stock units granted under our fiscal 2007 executive and non-executive Integration Programs, through fiscal 2011, based on estimates of attaining vesting criteria.

11.  Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows:

                                                                            For the 16 Weeks Ended
                                                                        --------------------------------
                                                                         June 19, 2010     June 20, 2009
                                                                        --------------     -------------
Service cost                                                            $    2,158          $   2,023
Interest cost                                                                8,929              8,819
Expected return on plan assets                                              (8,853)            (7,611)
Amortization of:
     Net prior service cost                                                     81                 91
     Actuarial loss                                                            585              1,435
Special Termination benefits                                                    50                400
                                                                       -----------          ---------
     Net pension cost                                                  $     2,950          $   5,157
                                                                       ===========          =========

As of June 19, 2010, we contributed approximately $2.2 million to our defined benefit plans. We plan to contribute approximately $4.8 million to our plans during the remainder of fiscal 2010.

Postretirement Plans
The components of our net postretirement benefits cost were as follows:

                                                                             For the 16 Weeks Ended
                                                                       -------------------------------
                                                                       June 19, 2010     June 20, 2009
                                                                       -------------     -------------
Service cost                                                           $       201          $     156
Interest cost                                                                  571                599
Amortization of:
     Prior service credit                                                     (264)              (415)
     Actuarial gain                                                           (150)              (252)
                                                                       -----------          ---------
Net postretirement benefits cost                                       $       358          $      88
                                                                       ===========          =========

In March 2010, the Patient Protection and Affordable Care and the Health Care and Education Affordability Reconciliation Acts (the "Healthcare Reform") were signed into law. The Healthcare Reform legislation made a number of significant changes that are expected to increase our healthcare related postretirement benefit costs in the future, which include the elimination of lifetime maximums on healthcare benefits, a requirement to provide healthcare coverage for children up to the age of 26, and the imposition of an exercise tax on high cost healthcare plans. In June 2010, we performed a preliminary analysis to quantify the potential impact of the major provisions of the Healthcare Reform using census data and other assumptions consistent with the calculation of our postretirement obligation as of February 27, 2010. Based on this analysis, we determined that the impact of the healthcare legislation is expected to be below

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

5% of our Accumulated Postretirement Benefit Obligation, which was not deemed significant enough to require remeasurement during the first quarter of our fiscal 2010. Our current estimates are subject to change due to changes in actuarial assumptions and further clarifications provided by additional regulatory guidance expected to be released later this year and in future years. We will perform a comprehensive valuation and will reflect the impact of the Healthcare Reform on our postretirement benefits obligation during the fourth quarter of our fiscal 2010.

GHI Contractual Obligation
As of June 19, 2010 and February 27, 2010, the fair value of our contractual obligation to Grocery Hauler Inc.'s (GHI's) employees was $95.9 million and $95.8 million, respectively, using discount rates of 5.500% and 5.750%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relates to pension benefits for GHI's employees and is included within "Other accruals" and "Other non-current liabilities" in our Consolidated Balance Sheets. Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within "Cost of merchandise sold" in our Consolidated Statements of Operations at their current value. Accretion of the obligation to present value is recorded within "Interest expense" in our Consolidated Statements of Operations. During the 16 weeks ended June 19, 2010 and June 20, 2009, we recognized service costs of $0.2 million during each period, and interest expense of $4.4 million and $6.4 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period. During the 16 weeks ended June 19, 2010, benefit payments of $4.6 million were made by the Pathmark Pension Plan.

Multi-employer Union Pension Plans
We participate in various multi-employer pension plans which are administered jointly by management and union representatives. During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million. During the first quarter of fiscal 2010, we received preliminary information indicating that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal. Formal notification has not been received. Based on the preliminary information, we may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future. This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

12.  Interest Expense, net

Interest expense is comprised of the following:

                                                                                           For the 16 Weeks Ended
                                                                                      ------------------------------
                                                                                      June 19, 2010    June 20, 2009
                                                                                      -------------    -------------
$655.0 million Credit Agreement                                                       $     4,005       $     6,170
Related Party Promissory Note, due August 2, 2011                                             187               183
11.375% Senior Secured Notes, due August 1, 2015                                            9,150                 -
9.125% Senior Notes, due December 15, 2011                                                    360               360
5.125% Convertible Senior Notes, due June 15, 2011                                          2,601             2,602
6.750% Convertible Senior Notes, due December 15, 2012                                      5,295             5,296
9.375% Notes, due August 1, 2039                                                            5,815             5,844
Capital Lease Obligations and Real Estate Liabilities                                      15,442            16,083
Self Insurance and GHI Interest                                                             5,119             4,682
GHI discount rate adjustment and COLI non-cash interest                                     3,889             5,645
Amortization of Deferred Financing Fees and Discounts                                       8,734             7,233
Other                                                                                         575               150
                                                                                      -----------       -----------
Total Interest Expense                                                                     61,172            54,248
Interest income                                                                               (30)              (41)
                                                                                      -----------       ------------
Interest expense, net                                                                 $    61,142       $    54,207
                                                                                      ===========       ===========

13.  Income Taxes

During the 16 weeks ended June 19, 2010 and June 20, 2009, our valuation allowance increased by $48.6 million and $23.9 million, respectively, to reflect generation of additional operating losses. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of June 19, 2010, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008. With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2003 and prior. At June 19, 2010 and February 27, 2010, we had unrecognized tax benefits of $1.4 million, which were recorded within deferred tax liabilities in "Other accruals". We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months. Any future decrease in our Company's gross unrecognized tax positions would require a reevaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate. Our Company classifies interest and penalty expense related to unrecognized tax benefits within "Benefit from (provision for) income taxes" in our Consolidated Statements of Operations. For the 16 weeks ended June 19, 2010 and June 20, 2009, no amounts were recorded for interest and penalties within "Provision for income taxes" in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of 0.1% and 0.7%, respectively, for the 16 weeks ended June 19, 2010 and June 20, 2009, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, the increase in our valuation allowance and the impact of the Pathmark financing.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

At June 19, 2010, we had federal Net Operating Loss ("NOL") carryforwards of $773.8 million, which will expire between fiscal 2023 and 2030, some of which are subject to an annual limitation. The federal NOL carryforwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable. Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in "Additional paid-in capital". In addition, we had state loss carryforwards of $1.0 billion that will expire between fiscal 2010 and fiscal 2030. Our Company's general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2030, some of which are subject to an annual limitation.

At June 19, 2010 and February 27, 2010, we had net current deferred tax liabilities of $5.1 million and $3.3 million, respectively, which were included in "Other Accruals" in our Consolidated Balance Sheets and non-current deferred tax liabilities of $9.6 million and $11.4 million, respectively, which were recorded in "Other non-current liabilities" in our Consolidated Balance Sheets.


14.      Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations. These events are described based on the year the transaction was initiated.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities.

                                                               For the 16 Weeks Ended June 19, 2010
                                        -------------------------------------------------------------------------------------
                                           Balance at        Interest                                            Balance at
                                            2/27/2010      Accretion (1)    Adjustments(2)   Utilization(3)       6/19/2010
                                        ---------------   ---------------  ---------------   --------------   ---------------
2007 Events
-----------
Occupancy                               $        96,909   $        2,334   $             -   $       (6,518)  $        92,725
Pension withdrawal                               58,015            1,107                 -           (1,779)           57,343
                                        ---------------   --------------   ---------------   --------------   ---------------
   2007 events total                            154,924            3,441                 -           (8,297)          150,068

2005 Event
----------
Occupancy                                        58,974              983                 -           (3,009)           56,948

2003 Events
-----------
Occupancy                                        22,494              420                 -           (1,127)           21,787
                                        ---------------   --------------   ---------------   --------------   ---------------
   Total                                $       236,392   $        4,844   $             -   $      (12,433)  $       228,803
                                        ===============   ==============   ===============   ===============  ===============

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

     (3) Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes. Pension withdrawal utilization represents payments made to the union pension fund during the period.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                                                2007 Events       2005 Event       2003 Events          Total
                                                              ---------------  ---------------   --------------   ----------------
Total severance payments made to date                         $       34,866   $         2,650   $      22,528    $        60,044
Expected future pension withdrawal payments                           57,343                 -               -             57,343
                                                              --------------   ---------------   -------------    ---------------
Total severance and pension withdrawal payments
     expected to be incurred                                          92,209             2,650   $      22,528            117,387
                                                              --------------   ---------------   -------------    ---------------

Total occupancy payments made to date                                 87,098            60,220          33,874            181,192
Expected future occupancy payments,
    excluding interest accretion                                      92,725            56,948          21,787            171,460
                                                              --------------   ---------------   -------------    ---------------
Total occupancy payments expected to be incurred,
     excluding interest accretion                                    179,823           117,168          55,661            352,652
                                                              --------------   ---------------   --------------   ---------------

Total severance and occupancy payments made to date                  121,964            62,870          56,402            241,236
Expected future pension withdrawal and occupancy payments,
    excluding interest accretion                                     150,068            56,948          21,787            228,803
                                                              --------------   ---------------   -------------    ---------------
Total severance, pension withdrawal and occupancy payments
     expected to be incurred, excluding interest accretion    $      272,032   $       119,818   $      78,189    $       470,039
                                                              ==============   ===============   =============    ===============

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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                                     June 19, 2010
                                                          -----------------------------------------------------------------
                                                            2007 Events       2005 Event       2003 Events          Total
                                                          ---------------  ---------------   ---------------  ---------------
Other accruals                                            $       26,142   $        10,280   $       3,396    $        39,818
Other non-current liabilities                             $      123,926   $        46,668   $      18,391    $       188,985

                                                                                   February 27, 2010
                                                          -----------------------------------------------------------------
                                                            2007 Events       2005 Event       2003 Events          Total
                                                          ---------------  ---------------   ---------------  ---------------
Other accruals                                            $       28,528   $        10,773   $       3,490    $        42,791
Other non-current liabilities                             $      126,396   $        48,201   $      19,004    $       193,601

We evaluated the reserve balances as of June 19, 2010 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

15.  Asset Disposition Initiatives

In addition to the events described in Note 14 - Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

                                                               For the 16 Weeks Ended June 19, 2010
                                        -------------------------------------------------------------------------------------
                                           Balance at        Interest                                           Balance at
2005 Event                                  2/27/2010      Accretion (1)    Adjustments(2)    Utilization(3)    6/19/2010
----------                              ---------------   ---------------  ---------------   --------------   ---------------
Continuing Operations
Health benefits                         $           687   $            -   $             -   $         (91)   $           596
                                        ---------------   --------------   ---------------   --------------   ---------------
   2005 event total                                 687                -                 -             (91)               596

2001 Event
----------
Continuing Operations
Occupancy                                         6,324              127               593            (366)             6,678

Discontinued Operations
Occupancy                                        10,009              177                 -            (426)             9,760
                                        ---------------   --------------   ---------------   --------------   ---------------
   2001 event total                              16,333              304               593            (792)            16,438

1998 Event
----------
Continuing Operations
Occupancy                                         4,098               27                 -            (397)             3,728
Pension withdrawals and health benefits             666                -                 -             (41)               625

Discontinued Operations
Occupancy                                            13                -                 -               -                 13
                                        ---------------   --------------   ---------------   --------------   ---------------
   1998 event total                               4,777               27                 -            (438)             4,366
                                        ---------------   --------------   ---------------   --------------   ---------------
Total                                   $        21,797   $          331   $           593   $      (1,321)   $        21,400
                                        ===============   ==============   ===============   ==============   ===============


     (1) The additions to occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued businesses" for discontinued operations on our Consolidated Statements of Operations.

     (2) At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates. These adjustments are recorded to "Store operating, general and administrative expense" for continuing operations and "Loss from operations of discontinued businesses" for discontinued operations on our Consolidated Statements of Operations.

          For the 16 Weeks Ended June 19, 2010
          ------------------------------------
          For the 16 weeks ended June 19, 2010, we recorded an adjustment for additional occupancy related costs of $0.6 million for the 2001 event due to the timing of real estate tax income received from subtenants of two properties.

     (3) Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

                                           2005 Event       2001 Event        1998 Event          Total
                                        ---------------   ---------------  ---------------   --------------
Total severance payments made to date   $        49,086   $       28,205   $        30,839   $     108,130
Expected future severance payments                  596                -               625           1,221
                                        ---------------   --------------   ---------------   -------------
Total severance payments expected
   to be incurred                                49,682           28,205            31,464         109,351
                                        ---------------   --------------   ---------------   -------------

Total occupancy payments made to date            13,856           66,574           119,589         200,019
Expected future occupancy payments,
   excluding interest accretion                       -           16,438             3,741          20,179
                                        ---------------   --------------   ---------------   -------------
Total occupancy payments expected
   to be incurred, excluding interest
   accretion                                     13,856           83,012           123,330         220,198
                                        ---------------   --------------   ---------------   -------------

Total severance and occupancy
   payments made to date                $        62,942   $       94,779   $       150,428   $     308,149
Expected future severance and
   occupancy payments, excluding
   interest accretion                               596           16,438             4,366          21,400
                                        ---------------   --------------   ---------------   -------------
Total severance and occupancy payments
   expected to be incurred, excluding
   interest accretion                   $        63,538   $      111,217   $       154,794   $     329,549
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

Summarized below are the amounts included in our balance sheet captions on our Company's Consolidated Balance Sheets related to these events:

                                                                June 19, 2010
                                        ---------------------------------------------------------------------
                                           2005 Event       2001 Event        1998 Event          Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           319   $        2,897   $         2,470   $       5,686
Other non-current liabilities           $           277   $       13,541   $         1,896   $      15,714

                                                                February 27, 2010
                                        ---------------------------------------------------------------------
                                           2005 Event       2001 Event        1998 Event          Total
                                        ---------------   ---------------  ---------------   ----------------
Other accruals                          $           336   $        2,992   $         2,235   $       5,563
Other non-current liabilities           $           351   $       13,341   $         2,542   $      16,234

We evaluated the reserve balances as of June 19, 2010 based on current information and have concluded that they are adequate to cover future costs. We will continue to monitor the status of the vacant and

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.


16.  Earnings (Loss) Per Share

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

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

                                          16 Weeks Ended       16 Weeks Ended
                                            June 19, 2010      June 20, 2009
                                            -------------       -------------
Stock options                                  1,988,469         1,853,239
Warrants                                         686,277           686,277
Performance restricted stock units               218,294           757,888
Restricted stock units                         1,080,710           342,377
Financing warrant                             11,278,988        11,278,988
Convertible debt                               8,086,769         3,553,806
Preferred stock                               35,000,000                 -

The following table sets forth the calculation of basic and diluted earnings per share:

                                                                           16 Weeks Ended           16 Weeks Ended
                                                                           June 19, 2010             June 20, 2009
                                                                          --------------            ---------------
Loss from continuing operations                                           $     (115,607)           $       (58,304)
Preferred stock dividends                                                         (4,308)                         -
Beneficial conversion feature amortization                                        (1,481)                         -
                                                                          --------------            ---------------
Loss from continuing operations - basic                                         (121,396)                   (58,304)

Adjustments for convertible debt (1)                                             (10,655)                   (26,840)
Adjustments on Other financial liabilities (2)                                    (8,277)                     1,875
                                                                          --------------            ---------------
Loss from continuing operations-diluted                                   $     (140,328)           $       (83,269)
                                                                          ==============            ===============

Weighted average common shares outstanding                                    55,926,065                 57,814,900
Share lending agreement (3)                                                   (2,427,944)                (4,927,944)
                                                                          --------------            ---------------
Common shares outstanding-basic                                               53,498,121                 52,886,956

Effect of dilutive securities:
Convertible debt (1)                                                           3,192,219                  7,725,182
Convertible financial liabilities (2)                                        (26,165,689)               (35,830,098)
                                                                          --------------            ---------------
Common shares outstanding-diluted                                             30,524,651                 24,782,040
                                                                          ==============            ===============

(1) We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount. (Refer to Note 8 - Indebtedness and Other Financial Liabilities). For purposes of determining if an application of the "if-converted method" to these convertible instruments produces a dilutive result, we consider the combined impact of the numerator and denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.

(2) Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement. (Refer to Note 8
     - Indebtedness and Other Financial Liabilities). These warrants are marked-to-market on our Consolidated Statements of Operations. For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased. For purposes of determining if an application of the treasury stock method produces a dilutive result, we assume proceeds are used to repurchase common stock and we adjust the numerator similar to the adjustments required under the "if-converted" method. We consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, even when the average market price of our common stock for the period is below the warrant's strike price.

(3)  As of June 19, 2010 and June 20, 2009, we had 5,634,002 and 8,134,002,
     respectively, of loaned shares under our share lending agreements, which were considered issued and outstanding. The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares. On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the "Lehman Bankruptcy"). As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share. This treatment is consistent with the new accounting guidance relating to accounting for own share lending arrangements in contemplation of convertible debt issuance, which we adopted during the 16 weeks ended June 19, 2010 (Refer to Note 2 - Impact of New Accounting Pronouncements). For the 16 weeks ended June 19, 2010 and June 20, 2009, weighted average common shares relating to share lending agreements of 2,427,944 and 4,927,944, respectively, were excluded from the computation of earnings per share.

17.  Commitments and Contingencies

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

Lease Related

Lease Assignment. On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS"). Pursuant to the terms of the agreement, Pathmark was to receive $87.0 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease. CPS deposited $6.0 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement. The assignment of the lease was scheduled to close on December 28, 2007. On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS's notice of termination as we believe CPS's position is without merit. Because we are challenging the validity of CPS's December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007. CPS's breach, if proven, would entitle us to keep the escrow. Both parties have taken legal action to obtain the $6.0 million deposit held in escrow. On June 1, 2010, the Appellate Division reversed the trial court's denial of Pathmark's motion for summary judgment and entered judgment in favor of Pathmark with respect to the $6 million escrow, and CPS has appealed this judgment.

Other. In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 19, 2010, 181 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $561.9 million, which could be partially or totally offset by reassigning or subletting these leases.

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

The parties have completed discovery and our Company is proceeding with motions for summary judgment and to decertify the class. If our Company fails to prevail on these motions, the matter will likely be scheduled for trial in early 2011. Our Company at this time does not believe that Plaintiffs have established in discovery a proper basis for class certification, nor does our Company believe on the basis of discovery that Plaintiffs damages are material.

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

18.  Reportable Segments

Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

We have four reportable segments: Fresh, Pathmark, Gourmet and Other. The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2009 Annual Report. Assets and capital expenditures are not allocated to segments for internal reporting presentations.

Interim information on segments is as follows:

                                                     Sales by Category
                                            --------------------------------
                                                  For the 16 weeks ended
                                            --------------------------------
                                             June 19, 2010     June 20, 2009
                                            ---------------   --------------
Grocery (1)                                 $     1,758,844   $    1,939,600
Meat (2)                                            491,482          526,771
Produce (3)                                         314,604          323,872
                                            ---------------   ---------------
Total                                       $     2,564,930   $    2,790,243
                                            ===============   ==============

(1) The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.

(2)  The meat category includes meat, deli, bakery and seafood.

(3)  The produce category includes produce and floral.

                                                                              For the 16 Weeks Ended
                                                                  ----------------------------------------------
                                                                       June 19, 2010            June 20, 2009
                                                                  --------------------       -------------------
Sales
    Fresh                                                         $          1,278,569       $         1,386,740
    Pathmark (1)                                                             1,111,401                 1,239,223
    Gourmet                                                                     82,872                    85,381
    Other                                                                       92,088                    78,899
                                                                  --------------------       -------------------
Total sales                                                       $          2,564,930       $         2,790,243
                                                                  ====================       ===================
Segment income (loss)
    Fresh                                                         $             13,472       $            41,241
    Pathmark (1)                                                               (24,808)                   (1,775)
    Gourmet                                                                      6,511                     8,119
    Other                                                                          737                       923
                                                                  --------------------       -------------------
Total segment (loss) income                                                     (4,088)                   48,508
    Corporate (2)                                                              (47,242)                  (44,897)
    Reconciling items (3)                                                      (11,272)                   (5,447)
                                                                  --------------------       -------------------
Loss from operations                                                           (62,602)                   (1,836)
    Nonoperating income (loss)                                                   8,277                    (1,875)
    Interest expense, net                                                      (61,142)                  (54,207)
                                                                  --------------------       -------------------
Loss from continuing operations before income taxes               $           (115,467)      $           (57,918)
                                                                  ====================       ===================

                                                                               For the 16 Weeks Ended
                                                                  ----------------------------------------------
                                                                       June 19, 2010            June 20, 2009
                                                                  --------------------       -------------------
Segment depreciation and amortization
    Fresh                                                         $             23,392       $            26,294
    Pathmark (1)                                                                26,771                    30,558
    Gourmet                                                                      2,751                     2,901
    Other                                                                        1,663                     1,220
                                                                  --------------------       -------------------
Total segment depreciation and amortization                                     54,577                    60,973
    Corporate                                                                   15,802                    16,815
                                                                  --------------------       -------------------
Total depreciation and amortization                               $             70,379       $            77,788
                                                                  ====================       ===================

                 The Great Atlantic & Pacific Tea Company, Inc.
             Notes to Consolidated Financial Statements - Continued
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

(1) Includes results from Fresh stores that have been subsequently converted to Pathmark stores.
(2) Represents a $5.1 million decline in corporate and administrative costs, which was more than offset by a $7.5 million increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments.
(3) Reconciling items, which are not included in segment income, consist of the following:

                                                                               For the 16 Weeks Ended
                                                                  ----------------------------------------------
                                                                       June 19, 2010              June 20, 2009
                                                                  --------------------       -------------------
Long-lived asset impairment                                       $              5,398       $                 -
Net restructuring and other                                                      3,932                     1,144
Real estate related activity                                                     1,947                    (2,233)
Stock-based compensation                                                          (861)                    2,853
Pension withdrawal costs                                                             -                     2,445
LIFO adjustment                                                                    856                     1,238
                                                                  --------------------       -------------------
    Total reconciling items                                       $             11,272       $             5,447
                                                                  ====================       ===================

19.       Subsequent Events

At our Annual Meeting of Stockholders held on July 15, 2010, our stockholders approved an amendment to our Company's charter to increase the number of shares of common stock that our Company has the authority to issue from 160,000,000 to 260,000,000 shares.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. It should be read in conjunction with our consolidated financial statements and the accompanying notes ("Notes"). It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company's liquidity and capital resources. These items are presented as follows:

o    Overview - a general description of our business and segment structure
o Operating Results - a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
o Outlook - a discussion of certain trends or business initiatives for the remainder of fiscal 2010 to assist in understanding the business.
o Results of Operations and Liquidity and Capital Resources - a discussion of results for the 16 weeks ended June 19, 2010 compared to the 16 weeks ended June 20, 2009 and current and expected future liquidity.
o Critical Accounting Estimates - a discussion of significant estimates made by Management.
o Market Risk - a discussion of the impact of market changes on our consolidated financial statements.

OVERVIEW
--------

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia. Our Company's business consists strictly of our retail operations, which totaled 429 stores as of June 19, 2010.

We operate in four reportable segments: Fresh, Pathmark, Gourmet and Other. The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

OPERATING RESULTS
-----------------

During the first quarter of fiscal 2010, there was a significant shift in consumer spending behavior towards our existing competitors, as well as non-traditional competitors who have increased their food offerings. Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 7.2% this quarter. As a result, our operating results were significantly below those of the prior year and our expectations.

Highlights of our operating results for the four formats in which our business operates, were as follows:

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued

Fresh

(A&P, Waldbaum's and SuperFresh)

In our Fresh format, we experienced a decline in sales due to decreasing customer count. This decline is attributable to increased competition, particularly in alternative channels due to the expansion of food offerings in wholesale clubs, supercenters, and drug stores. Customers' negative value perception combined with negative in-store experiences contributed to a shift in market share to our competitors.

In response, we launched the New Lower Price Project in April with robust radio, television, and signage programs to address the decline in sales resulting from decreased customer count. The initial phase of this Project enhanced our offerings and prices within the center store. The second phase of this Project is currently underway, which includes a comprehensive overhaul of our perishable food departments' pricing.

Pathmark

In our Pathmark and Pathmark Sav-A-Center stores, where we continued to experience declining sales attributable to declining customer count, we launched Project MMX, a redesign of the customer experience that includes updating the stores, improving customer service and updating our merchandising mix and prices. This initiative is intended to combat external forces such as new competition and enhanced offers from multiple channels, including non-traditional competitors in New York City's urban trading areas, which have had a significant effect on our stores.

Gourmet
(The Food Emporium)

Our Gourmet stores located in Manhattan continued to deliver industry-leading results despite a decline in comparable store sales, scheduled cash rent increases and increased utility costs, which contributed to a reduced segment income over prior year.

Other
(Food Basics, Best Cellars and A&P Liquors)

Our Food Basics format experienced an increase in comparable store sales and related gross margin, which was offset by year-over-year increase in operating costs, primarily relating to labor and occupancy costs attributable to scheduled rent increases.

Our Wine, Beer and Spirits businesses continued to perform well with a year-over-year increase in segment income attributable primarily to positive comparable stores sales.

OUTLOOK
-------

On July 23, 2010, our Company announced an operational and revenue-driven turnaround strategy designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term.

The four key elements of the turnaround are:

     o Improve our Company's customer value proposition through merchandising;
     o Enhance the customer experience and drive clear brand identity;
     o Lower structural and operating costs; and
     o Implement new financing initiatives to augment our first quarter liquidity of $253 million.

In addition to revenue-generation and cost reduction initiatives, we are pursuing capital raising opportunities, including incremental financing through our current bank facility. We are also pursuing sale-leaseback transactions and the sale of certain non-core assets.

While reversing negative consumer trends is a very difficult process and the timing and success of these measures cannot be assured, we anticipate that our initiatives to lower retail prices and improve our customers' shopping experience will reverse the decreasing customer count and related sales decline that we have been experiencing.

We continue to pursue collaborative improvements under our existing contracts with our business partners, such as C&S Wholesale Grocers, Inc. ("C&S"). We are partnering with C&S to rationalize our supply chain to ensure that the structure of the distribution network is more closely aligned with the needs of our business. We anticipate that this will result in significant cost savings and will provide the foundation for continued discussions with C&S, but there can be no assurance that these efforts will be successful or will result in any savings or improvements.

We believe that we have good relationships with our labor union partners and continue to engage them in discussions about working collaboratively to address contract issues impacting our Company through our turnaround strategy. We have no open labor union contracts and four labor union contracts that cover approximately 1,600 employees that are scheduled to expire in fiscal 2010 and, therefore, are subject to negotiation. We cannot assure our stakeholders that our labor negotiations will conclude successfully or that work stoppage or labor disturbances will not occur.

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

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations. The discussion and analysis that follows focuses on continuing operations. All amounts are in millions, except share, per share amounts and where noted.

16 WEEKS ENDED JUNE 19, 2010 COMPARED TO THE 16 WEEKS ENDED JUNE 20, 2009
-------------------------------------------------------------------------

OVERALL
-------
The following table summarizes our results of operations for the 16 weeks ended June 19, 2010 compared to the 16 weeks ended June 20, 2009:

                                         16 Weeks Ended     16 Weeks Ended        Favorable
                                         June 19, 2010       June 20, 2009      (Unfavorable)      % Change
                                        ---------------     ---------------     -------------     ---------
                                                       (in millions, except percentages)
Sales                                   $     2,564.9       $     2,790.2       $      (225.3)     (8.1)%
Decrease in comparable store sales               (7.2)%              (3.3)%                NA        NA
Loss from continuing operations         $      (115.6)      $       (58.3)      $       (57.3)    (98.3)%

Loss from discontinued operations       $        (7.0)      $        (6.9)      $        (0.1)     (2.6)%
Net loss                                $      (122.6)      $       (65.2)      $       (57.4)    (88.2)%
Net loss per share - basic              $       (2.40)      $       (1.23)      $       (1.17)    (95.1)%
Net loss per share - diluted            $       (4.83)      $       (3.64)      $       (1.19)    (32.7)%

Non-GAAP Financial Data:
------------------------
Adjusted EBITDA (1)                     $        19.0        $       81.4       $       (62.4)     (76.6)%

-------------------------------------------------------
(1) For an explanation of Adjusted EBITDA, refer to the Non-GAAP Financial Measures - Adjusted EBITDA discussion that follows.

Average weekly sales per supermarket were approximately $393,000 for the first quarter of fiscal 2010 versus $420,700 for the corresponding period of the prior year, a decrease of 6.6%, primarily due to the overall decline in our sales resulting from decreased customer counts due to increased competition and negative

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


value perception of our stores.

SALES
------

                                                       For the 16 weeks ended
                                                --------------------------------
                                                 June 19, 2010    June 20, 2009
                                                --------------    -------------
                                                          (in thousands)
   Fresh                                        $   1,278,569     $   1,386,740
   Pathmark                                         1,111,401         1,239,223
   Gourmet                                             82,872            85,381
   Other                                               92,088            78,899
                                                -------------     -------------
Total sales                                     $   2,564,930     $   2,790,243
                                                =============     =============

Sales decreased from $2,790.2 million for the 16 weeks ended June 20, 2009 to $2,564.9 million for the 16 weeks ended June 19, 2010, primarily due to a decrease in comparable stores sales and the absence of sales due to store closures, partially offset by sales from new stores. The overall decline in sales was primarily caused by a decrease in customer count. The decrease in sales in our Fresh segment of $108.2 million was primarily related to a decline in the comparable store sales of $93.0 million and the absence of sales due to store closures of $15.2 million. The decrease in sales in our Pathmark segment of $127.8 million was primarily due to a decline in comparable store sales of $114.0 million and the absence of sales due to store closures of $25.1 million, partially offset by an increase in sales from new stores of $11.3 million. Sales generated by our Gourmet segment declined by $2.5 million, primarily due to a decline in comparable store sales. The sales increase of $13.2 million, or 16.7%, in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily driven by increased sales generated by our Discount business, and was primarily attributable to increased new store sales of $15.0 million, partially offset by a decline in comparable store sales of $1.6 million.

GROSS MARGIN
------------
Gross margin of $763.8 million decreased 50 basis points as a percentage of sales to 29.78% for the first quarter of fiscal 2010 from gross margin of $844.9 million or 30.28% for the first quarter of fiscal 2009, reflecting lower margins from our Fresh, Pathmark and Gourmet segments, partially offset by improved margin rate from our Other Segment driven by our Discount business.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 (in millions):

                                Sales Volume         Gross Margin Rate            Total
                              ----------------       -----------------         -----------
Total Company                    $  (68.2)             $  (12.9)                $  (81.1)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
---------------------------------------------------
Our Store operating, general and administrative ("SG&A") expense was $821.0 million or 32.01% as a percentage of sales for the first quarter of fiscal 2010, as compared to $846.7 million or 30.34% as a percentage of sales for the first quarter of fiscal 2009.

SG&A expenses for the first quarter of fiscal 2010 included (i) net restructuring and other costs of $3.9 million, or 15 basis points and (ii) real estate related costs of $1.9 million, or 8 basis points. These costs were partially offset by net stock-based compensation related income of $0.9 million, or 3 basis points, primarily due to forfeitures.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


SG&A expenses for the first quarter of fiscal 2009 included (i) stock-based compensation costs of $2.9 million, or 10 basis points, (ii) pension withdrawal costs of $2.4 million, or 9 basis points, and (iii) restructuring and other costs of $1.1 million, or 4 basis points. These charges were partially offset by net real estate income of $2.2 million, or 8 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 162 basis points during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, primarily due to lower sales leverage on fixed costs, including increased labor costs of 88 basis points, increased occupancy related costs of 41 basis points, and increased advertising costs of 14 basis points. In addition, corporate and banner administrative expenses increased by $2.3 million, or 24 basis points, as the decline in corporate and administrative costs was more than offset by an increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs.

During the 16 weeks ended June 19, 2010 and June 20, 2009, we recorded impairment losses on long-lived assets for impairments due to closure or conversion of stores in the normal course of business of $0.5 million and $1.1 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
---------------------------
As a result of increasing cash flow losses within certain stores, we determined that a triggering event had occurred during the first quarter of fiscal 2010 for testing the related long-lived assets for potential impairment. As a result of our testing, we recorded impairment charges aggregating $5.4 million, primarily attributable to favorable leases and capital leases. Refer to Note 5 to our Consolidated Financial Statements - Valuation of Long-Lived Assets for additional information.

During the first quarter of fiscal 2010, our operating results were significantly below those of the prior year and our expectations. These declines led to revised short-term and long-term operating forecasts that were significantly lower than previously expected as of the end of fiscal 2009. All of this resulted in substantially decreased fair values from the values we used in conjunction with our annual impairment test conducted during the fourth quarter of fiscal 2009. Accordingly, during the first quarter of fiscal 2010, we concluded that an interim triggering event had occurred requiring us to test the goodwill of the reporting units comprising our Fresh segment for impairment. (The Pathmark reporting unit does not have goodwill). We determined that a triggering event did not occur for our Gourmet and Other reportable segments, since the operating results of these reporting units have been largely consistent with our expectations. As a result of our testing, we concluded that no goodwill impairment was required. We also performed interim impairment testing of our intangible assets recorded within our Pathmark reporting unit and concluded that no impairment was required. Refer to Note 3 to our Consolidated Financial Statements - Goodwill and Other Intangible Assets for additional information.

We believe our estimates used to perform the impairment analysis of our goodwill, trademark, and other intangible assets are appropriate given the current market conditions; however, future impairment charges could be required due to changes in the market conditions or other factors relating to our performance.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


SEGMENT (LOSS) INCOME
---------------------

                                                                                For the 16 weeks ended
                                                                           June 19, 2010       June 20, 2009
                                                                           -------------       -------------
                                                                                     (in thousands)
   Fresh                                                                   $     13,472        $     41,241
   Pathmark                                                                     (24,808)             (1,775)
   Gourmet                                                                        6,511               8,119
   Other                                                                            737                 923
                                                                           -------------       -------------
Total segment (loss) income                                                $     (4,088)       $     48,508
                                                                           =============       =============

Segment income decreased $52.6 million from income of $48.5 million for the 16 weeks ended June 20, 2009 to a loss of $4.1 million for the 16 weeks ended June 19, 2010. Our Fresh and Pathmark segments experienced segment income declines of $27.8 million and $23.0 million, respectively, primarily attributable to declines in sales and lower gross margins, partially due to higher promotional spending and reductions in everyday prices for these segments, partially offset by reduced labor, operating and occupancy expenses. Segment income from our Gourmet business declined by $1.6 million, primarily due to a decline in sales and gross margins. Segment income for our Other segment, representing Discount and Wine, Beer and Spirits, declined by $0.2 million, as the improved sales and gross margin from our Discount business were more than offset by increased labor and occupancy expenses. Refer to Note 18 - Reportable Segments for further discussion of our reportable operating segments.

ADJUSTED EBITDA
---------------
Adjusted EBITDA declined $62.4 million from $81.4 million for the 16 weeks ended June 20, 2009 to $19.0 million for the 16 weeks ended June 19, 2010, primarily due to the $52.6 million decline in our segment income (refer to the above Segment (Loss) Income discussion).

Our management uses Adjusted EBITDA as a supplemental non-GAAP financial measure. Refer to Non-GAAP Financial Measures-Adjusted EBITDA discussion that follows for further description and reconciliations to the appropriate GAAP financial measures.

NONOPERATING INCOME
-------------------
During the first quarter of fiscal 2010 and 2009, we recorded a favorable adjustment of $8.3 million and an unfavorable adjustment of $1.9 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark. These adjustments are primarily a function of fluctuations in the market price of our Company's common stock.

INTEREST EXPENSE, NET
---------------------
Interest expense, net of $61.1 million for the first quarter of fiscal 2010 increased from the prior year expense of $54.2 million, primarily due to $10.0 million of interest expense and bond issuance cost amortization recorded during the first quarter of fiscal 2010 relating to our $260 million 11.375% senior secured notes due 2015 that were issued in August 2009. This increase in interest expense was partially offset by a $1.6 million of reduced interest expense relating to bank borrowings, as a result of our repayment of a portion of our variable debt using proceeds from the August 2009 offerings of senior notes and preferred stock. In addition, during first quarter of fiscal 2010, interest expense attributable to our GHI contractual obligation was $1.5 million lower than in the first quarter of fiscal 2009, primarily due to a smaller discount rate adjustment used to revalue this obligation during the quarter, which is derived each period from published zero-coupon AA corporate bond yields.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


INCOME TAXES
------------
The provision for income taxes from continuing operations for the first quarter of fiscal 2010 was $0.1 million, compared to $0.4 million for the first quarter of fiscal 2009. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 0.1% and 0.7%, respectively, for the 16 weeks ended June 19, 2010 and June 20, 2009, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, the increase in our valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
-----------------------
The loss from operations of discontinued businesses, net of tax, for the first quarter of fiscal 2010 of $7.1 million remained relatively flat, compared to the loss of $6.9 million for the first quarter of fiscal 2009, primarily relating to interest accretion.

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA
---------------------------------------------
We present the non-GAAP financial measure of "Adjusted EBITDA" as a supplemental measure in the financial information made available, as it is among the primary measures used by our management to monitor and evaluate our liquidity and the performance of our business, as well as for the planning and forecasting of future periods. In addition, we have performance targets based on our Adjusted EBITDA for determining our incentive compensation and performance-based stock-based compensation. We believe that the presentation of this measure is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by our management and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Adjusted EBITDA is defined as EBITDA adjusted to exclude the following, if applicable: (i) goodwill, long-lived asset and intangible asset impairment, (ii) net restructuring and other charges, (iii) real estate related activity, (iv) stock based compensation, (v) pension withdrawal costs, (vi) LIFO provision adjustments, (vii) nonoperating loss/income, and (viii) other items that management considers nonoperating in nature and excludes when evaluating the results of the ongoing business.

The following tables reconcile our non-GAAP measure of "Adjusted EBITDA" to "Net loss" per our Consolidated Statements of Operations and to "Net cash used in operating activities" per our Consolidated Statements of Cash Flows prepared in accordance with GAAP (in thousands):

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued

                                                                        For the 16 Weeks Ended
                                                                  ----------------------------------
                                                                  June 19, 2010       June 20, 2009
                                                                  --------------      --------------
Net Loss                                                          $    (122,643)      $     (65,160)
    Loss from discontinued operations                                     7,036               6,856
    Provision for income taxes                                              140                 386
    Interest Expense, net                                                61,142              54,207
    Depreciation and amortization                                        70,379              77,788
                                                                  --------------      --------------
EBITDA                                                                   16,054              74,077
Adjustments:
    Long-lived asset impairment                                           5,398                   -
    Net restructuring and other                                           3,932               1,144
    Real estate related activity                                          1,947              (2,233)
    Stock-based compensation                                               (861)              2,853
    Pension withdrawal costs                                                  -               2,445
    LIFO adjustment                                                         856               1,238
    Nonoperating (income) loss                                           (8,277)              1,875
                                                                  --------------      --------------
Total adjustments to EBITDA                                               2,995               7,322
                                                                  --------------      --------------
Adjusted EBITDA                                                   $      19,049       $      81,399
                                                                  ==============      ==============

                                                                        For the 16 Weeks Ended
                                                                  ----------------------------------
                                                                  June 19, 2010       June 20, 2009
                                                                  --------------      --------------

Net cash used in operating activities                             $     (58,265)      $      (2,958)
    Long-lived asset impairment                                          (5,890)             (1,056)
    Nonoperating income (loss)                                            8,277              (1,875)
    Net interest expense                                                 61,142              54,207
    Non-cash interest expense                                           (12,785)            (12,877)
    Asset disposition initiatives                                            (4)              1,012
    Occupancy charges for normal store closures                            (466)             (1,260)
    (Loss) gain on disposal of owned property                            (1,025)              3,256
    Amortization of deferred real estate income                           1,371               1,504
    Loss from operations of discontinued operations                       7,115               6,856
    Provision for income taxes                                              140                 386
    Pension withdrawal costs                                                  -              (2,445)
    Employee benefit related costs                                       (1,965)                  -
    LIFO adjustment                                                        (856)             (1,238)
    Stock compensation expense income (expense)                             861              (2,853)
    Changes in working capital                                           (3,938)             11,390
    Other assets                                                          1,224               2,213
    Other non-current liabilities                                        21,089              21,029
    Other, net                                                               29              (1,214)
                                                                  ---------------     --------------
EBITDA                                                                   16,054              74,077
Adjustments:
    Long-lived asset impairment                                           5,398                   -
    Net restructuring and other                                           3,932               1,144
    Real estate related activity                                          1,947              (2,233)
    Stock-based compensation                                               (861)              2,853
    Pension withdrawal costs                                                  -               2,445
    LIFO adjustment                                                         856               1,238
    Nonoperating (income) loss                                           (8,277)              1,875
                                                                  ---------------     -------------
Total adjustments to EBITDA                                               2,995               7,322
                                                                  ---------------     -------------
Adjusted EBITDA                                                   $      19,049       $      81,399
                                                                  ===============     =============

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows
----------

The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued

                                                                          For the 16 Weeks Ended
                                                                  -----------------------------------
                                                                   June 19, 2010       June 20, 2009
                                                                  ---------------     ---------------
Net cash used in operating activities                             $     (58,265)      $       (2,958)
                                                                  ---------------     ---------------

Net cash used in investing activities                             $     (17,689)      $      (17,425)
                                                                  ---------------     ---------------

Net cash used in financing activities                             $      (5,710)      $      (35,495)
                                                                  ---------------     ---------------

Net cash used in operating activities increased by $55.3 million during the 16 weeks ended June 19, 2010 as compared to 16 weeks ended June 20, 2009, primarily due to lower sales and the related margin income, as reflected in our $70.3 million increase in net loss adjusted by non-cash charges, partially offset by an increase in working capital of $15.3 million.

Net cash used in investing activities increased by $0.3 million during the 16 weeks ended June 19, 2010 as compared to 16 weeks ended June 20, 2009, primarily due to the absence of $5.9 million in proceeds from the sale of a joint venture and $1.4 million in proceeds from maturities of marketable securities that were received during the first quarter of fiscal 2009, and a $0.5 million reduction in proceeds from disposal of property. These increases in cash used in investing activities were partially offset by a $7.3 million decrease in property expenditures during the first quarter of fiscal 2010. Property expenditures during the 16 weeks ended June 19, 2010 totaled $19.7 million, reflecting one in-progress store addition and expenditures relating to equipment and leasehold improvements for existing stores, as compared to $27.0 million during the 16 weeks ended June 20, 2009, which related to two additions, four remodels and two conversions.

Net cash used in financing activities decreased $29.8 million during the 16 weeks ended June 19, 2010 as compared to 16 weeks ended June 20, 2009, primarily due to the absence of $30.0 million in net principal payments on revolving lines of credit made during the first quarter of fiscal 2009 and increased book overdrafts of $8.4 million. These increases in cash from financing activities were partially offset by $7.0 million in dividend payments on preferred stock made during the first quarter of fiscal 2010.

Working Capital
---------------
We had working capital of $(51.0) million at June 19, 2010, compared to working capital of $201.3 million at February 27, 2010. We had cash and cash equivalents aggregating $170.8 million at June 19, 2010 (which includes cash in-transit and cash used in our stores), compared to $252.4 million at February 27, 2010. The decrease in working capital was primarily attributable to the following:

     o A decrease in cash and cash equivalents, as detailed in our Consolidated Statements of Cash Flows and

     o An increase in the current portion of our long-term debt, representing our obligation relating to our 5.125% Convertible Senior Notes, due June 15, 2011.

Debt Obligations
----------------
Our total long-term debt was $990.6 million and $996.8 million at February 27, 2010 and June 19, 2010, respectively. The current portion of our long-term debt increased from $0.2 million at February 27, 2010 to $157.9 million at June 19, 2010, primarily due to the current classification of our $165.0 million 5.125% Convertible Senior Notes due June 15, 2011, that have a carrying value of $157.7 million at June 19, 2010.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


At June 19, 2010, we had the following availability under our amended $655.0 million Credit Agreement and other resources, available to reduce our obligations or use in our future operations:

                                                                                            Amount         Expiration Date
                                                                                        --------------     ---------------
       Amended $655.0 million Credit Agreement                                          $     655,000       December 2012

           Borrowing base collateral adjustment                                              (138,312)
                                                                                        -------------
           Available for borrowing                                                            516,688(1)
       Loans outstanding                                                                     (132,900)
       Letters of Credit Outstanding                                                         (200,780)
                                                                                        --------------
       Net available borrowings as of June 19, 2010                                     $     183,008
                                                                                        ==============

       Invested cash                                                                    $      70,282(2)
                                                                                        ==============

       -------------------------------
       (1) The availability under the credit agreement is limited to the value assigned to the collateral supporting the credit agreement.
       (2) The remainder of our cash is in-transit or is used in our stores for operations.

Based on information available to us, as of our filing date, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

As previously stated, our Company announced a comprehensive operational and revenue-driven turnaround strategy. The turnaround strategy is designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term. As part of this effort, we are pursuing several new financing initiatives to augment our Company's liquidity, including incremental financing through our bank facility, sale-leaseback transactions and the sale of certain non-core assets in order to meet our liquidity needs for the next twelve months, including the debt maturity of $165.0 million on June 15, 2011. However, the availability and cost of financing to our Company could be adversely affected if our results of operations do not improve, by future changes in our credit ratings, and by a decline in capital market conditions. We believe that by executing on this turnaround, we will be able to meet all our financial obligations; nevertheless, there can be no assurances that we will complete these efforts or that such efforts will be sufficient to meet our liquidity needs.

We operate under an annual operating plan which incorporates the specific operating initiatives we expect to pursue and the anticipated financial results of our Company. We implemented a number of labor rationalization initiatives designed to reduce the number of our store and administrative personnel, including a program during the first quarter of the year designed to reduce our administrative labor expenses in excess of 15%, or approximately $20 million per year. During the first quarter of fiscal 2010, we have launched additional initiatives to drive increased sales, profitability and liquidity; primarily the New Lower Price Project in our Fresh format stores and Project MMX in our Pathmark stores. We expect to use the resulting savings to support store and performance initiatives designed to improve our business and increase future sales.

Our existing corporate rating with Moody's Investors Service ("Moody's") is Caa2 with a negative outlook. Our senior unsecured debt is rated Caa3, our senior secured notes are rated Caa1 and our liquidity rating is SGL-3. Our corporate credit rating with Standard & Poor's Ratings Group ("S&P") is CCC with a negative outlook. Our senior unsecured debt is rated
CC, and our recovery rating is 6, indicating that unsecured bond holders can expect a negligible (0%-10%) recovery in the event of a payment default. Our senior secured notes are rated CCC, with a recovery rating of 4, indicating that lenders can expect an average recovery (30%-50%) in the event of a payment default. Our convertible preferred stock is rated CC. Given these current ratings, the availability and cost of financing to our Company could be adversely affected.

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


Redeemable Preferred Stock
--------------------------
On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG ("Tengelmann") and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC ("Yucaipa"), together referred to as the "Preferred Stock," for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock issuance was classified within temporary stockholders equity in our Consolidated Balance Sheets as of June 19, 2010 and February 27, 2010. The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends. If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%. During the 16 weeks ended June 19, 2010, we paid cash Preferred Stock dividends of $7.0 million.

In connection with our Preferred Stock issuance, we were required to register all of the shares of common stock beneficially owned by Tengelmann and Yucaipa, including the shares issuable upon conversion of the convertible preferred stock, no later than February 6, 2010. Such filing was not made by the required date. According to our shareholder agreements with Tengelmann and Yucaipa, we are required to pay liquidated damages for each day we are in default, at a rate equivalent to 1% of the value of the related shares per year. This default was cured upon filing the required registration statement on May 6, 2010. Tengelmann and Yucaipa have agreed to waive the liquidated damages due to them for failure to timely file the registration statement, the amount of which was not material.

Share Lending Agreements
------------------------
We currently have 5,634,002 of loaned share outstanding under our share lending agreements with financial institutions, which were sold to investors on December 18, 2007 to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. Any shares we loan are considered issued and outstanding. The obligation of the financial institutions to return the borrowed shares has been accounted for as a prepaid forward contract and, accordingly, shares underlying this contract, except as described below, are removed from the computation of basic and dilutive earnings per share.

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

During the first quarter of fiscal 2010, we adopted the new accounting guidance for accounting for one's own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing, which requires share lending arrangements to be measured at fair value and recognized as a debt issuance cost, and amortized using the effective interest method over the life of the financing arrangement

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


as interest cost. The loaned shares are excluded from basic and diluted earnings per share, unless a default occurs. When a default becomes probable, expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized. This guidance is effective beginning with our fiscal 2010, with retrospective application required. The fair values of our share lending agreements with the Bank of America and Lehman Europe were immaterial at inception. Our share lending arrangement with Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company, is subject to this default provision guidance as a result of their September 15, 2008 bankruptcy filing. In connection with Lehman Europe's default, during the first quarter of fiscal 2010, we recorded a retrospective adjustment of $28.3 million to our third quarter of fiscal 2008 financial statements by charging "Store operating, general and administrative expense" and crediting "Additional paid-in-capital", which represents the fair value of the unreturned shares at September 15, 2008. This expense is reflected in our Consolidated Balance Sheets as of February 27, 2010 and June 19, 2010 as an adjustment to the opening "Accumulated deficit" and "Additional paid-in capital". We have been including the loaned shares in our Company's basic and diluted earnings per share since September 15, 2008.

Other
-----
We participate in various multi-employer pension plans which are administered jointly by management and union representatives. During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million. During the first quarter of fiscal 2010, we received preliminary information indicating that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal. Formal notification has not been received. Based on the preliminary information, we may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future. This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the "Assigned Leases") for which we generally remained secondarily liable. As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation. As of June 19, 2010, 181 Assigned Leases remain in place. Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $561.9 million, which could be partially or totally offset by reassigning or subletting these leases.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended

                 The Great Atlantic & Pacific Tea Company, Inc.
                Management's Discussion and Analysis - Continued


February 27, 2010. There have been no significant changes in these policies during the 16 weeks ended June 19, 2010.

Our operating results and assumptions of our revenue and cash flow projections for the Fresh and Pathmark segments have significantly declined from the prior quarter and expectations, which resulted in an interim triggering event for purposes of testing for both long-lived tangible assets and intangible assets within the reporting units comprising these segments. As discussed above, we noted no impairment after testing for goodwill impairment within our A&P and Waldbaum's reporting units. We also noted no impairment after testing for other intangible asset impairment within our Pathmark reporting unit.

During the 16 weeks ended June 19, 2010, we recorded impairment of $5.4 million of our long-lived assets, $4.5 million of which related to Pathmark and $0.9 million of which related to our SuperFresh reporting unit, primarily attributable to favorable leases and other owned property.


CAUTIONARY NOTE
---------------
This Form 10-Q may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available. We assume no obligation to update this information. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers. Refer to PART II. ITEM 1A - Risk Factors included in this quarterly report on Form 10-Q and our Company's
Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

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

Interest Rates
--------------
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of June 19, 2010, we do not have cash flow exposure due to rate changes on any of our debt securities with an aggregate book value of $863.9 million, because they are at fixed interest rates ranging from 2.25% to 11.375%. However, we did have cash flow exposure on our committed and uncommitted lines of credit of $132.9 million due to our variable floating rate pricing. Accordingly, during the first quarters of fiscal 2010 and fiscal 2009, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.4 million and $1.0 million, respectively.

Foreign Exchange Risk
---------------------
As of June 19, 2010, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.


ITEM 4 - Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Company's management, including our Executive Chairman and Principal Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company's management, including our Company's Executive Chairman and Principal Executive Officer along with our Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, our Company's Executive Chairman and Principal Executive Officer along with our Company's Senior Vice President, Chief Financial Officer and Treasurer, concluded that our Company's disclosure controls and procedures were effective as of the period covered by this report.

There have been no changes during our Company's fiscal quarter ended June 19, 2010 in our Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings

Refer to Note 17 - Commitments and Contingencies - Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.


ITEM 1A - Risk Factors

Various risk factors could have a negative effect on our Company's business, financial position, cash flows and results of operations. These risk factors include those listed in our Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2010, and should be considered in conjunction with the risks and uncertainties that are discussed below.

Risks Relating to Our Business

     o Failure to execute on our turnaround strategy could adversely affect our Company's liquidity, financial condition and results of operations.

          As stated above, our Company announced a comprehensive operational and revenue-driven turnaround strategy. The turnaround strategy is designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term, but there can be no assurance that it will achieve any of these objectives. As part of this effort, we are pursuing several new financing initiatives to augment our Company's liquidity, including incremental financing through our bank facility, sale-leaseback transactions and the sale of certain non-core assets, in order to meet our liquidity needs for the next twelve months, including the debt maturity of $165.0 million on June 15, 2011. However, the availability and cost of financing to our Company could be adversely affected if our results of operations do not improve, by future changes in our credit ratings, or by a decline in capital market conditions. Although we believe that by executing on this turnaround, we will be able to meet all our financial obligations, there can be no assurances that we will have the liquidity necessary to operate our business.

     o Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations, including our obligations under the notes.

          We have substantial indebtedness. As of June 19, 2010, we had total indebtedness of $1,140.6 million, consisting of approximately $132.9 million outstanding under our credit facility, $253.9 million of senior secured notes (net of original issue discount), $610.0 million of other outstanding notes and approximately $143.8 million outstanding under capital lease obligations. Our indebtedness could have important consequences to our stakeholders. For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, which could in turn result in an event of default on the notes or such other indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

          If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain such financing or sell assets on satisfactory terms, or at all.

          In addition, at June 19, 2010, we had $132.9 million of variable rate debt. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

     o We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

          Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

          As of June 19, 2010, we had approximately 46,200 employees, of which approximately 70% are employed on a part-time basis. Over the last few years, increased benefit costs have caused our Company's labor costs to increase. We cannot assure our stakeholders that our labor costs will not continue to increase, or that such increases can be recovered through increased prices charged to customers.

          As of June 19, 2010, approximately 92% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. We believe that we have good relationships with our labor union partners, and we continue to engage them in discussions about working collaboratively to address contract issues impacting our Company through our turnaround strategy. However, there are no assurances that these discussions will be successful.

          We are currently negotiating or will negotiate four labor agreements covering approximately 1,600 employees in fiscal 2010. In each of these negotiations, rising health care and pension costs will be important issues, as will the nature and structure of work rules.
          We cannot assure our stakeholders that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. We expect that we would incur additional costs and face increased competition for customers if we experience any work stoppages or labor disturbances, which would adversely affect operating results.


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None


ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - (Removed and Reserved)


ITEM 5 - Other Information

None

ITEM 6 - Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

 EXHIBIT NO.           DESCRIPTION
 -----------           -----------



   10.52*              Confidential Settlement and Release Agreement made and entered into as of the 20th day of April, 2010 between The Great Atlantic & Pacific Tea Company, Inc. and Paul Wiseman

   10.53*              Confidential Employment Separation and Release Agreement made and entered into as of the 16th day of March,
                       2010 between The Great Atlantic & Pacific Tea Company, Inc. and Jennifer MacLeod

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




THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.


Date:  July 29, 2010                                By:               /s/ Melissa E. Sungela
                                                       ----------------------------------------------------
                                                                Melissa E. Sungela, Vice President,
                                                                       Corporate Controller
                                                      (Chief Accounting Officer and Duly Authorized Officer)