Form 10-Q
period 2010-09-11
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2010-10-21
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐    NO ☒

As of October 20, 2010, the Registrant had a total of 56,280,414 shares of common stock - $1 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Sales	$1,918,279	$2,065,061	$4,483,209	$4,855,304
Cost of merchandise sold	(1,355,572)	(1,441,703)	(3,156,690)	(3,387,077)
Gross margin	562,707	623,358	1,326,519	1,468,227
Store operating, general and administrative expense	(631,224)	(631,924)	(1,452,240)	(1,478,629)
Long-lived asset impairment	(30,250)	-	(35,648)	-
Loss from operations	(98,767)	(8,566)	(161,369)	(10,402)
Nonoperating income (loss)	2,177	(7,079)	10,454	(8,954)
Interest expense, net	(46,126)	(48,508)	(107,268)	(102,715)
Loss from continuing operations before income taxes	(142,716)	(64,153)	(258,183)	(122,071)
(Provision for) benefit from income taxes	(105)	1,994	(245)	1,608
Loss from continuing operations	(142,821)	(62,159)	(258,428)	(120,463)
Discontinued operations:
Loss from operations of discontinued businesses, net of tax of $0	(10,853)	(18,150)	(17,968)	(25,006)
Gain on disposal of discontinued businesses, net of tax of $0	-	-	79	-
Loss from discontinued operations	(10,853)	(18,150)	(17,889)	(25,006)
Net loss	$(153,674)	$(80,309)	$(276,317)	$(145,469)
Net loss per share – basic:
Continuing operations	$(2.73)	$(1.18)	$(5.01)	$(2.29)
Discontinued operations	(0.21)	(0.34)	(0.33)	(0.47)
Net loss per share – basic	$(2.94)	$(1.52)	$(5.34)	$(2.76)
Net loss per share – diluted:
Continuing operations	$(2.76)	$(3.06)	(14.72)	$(5.90)
Discontinued operations	(0.19)	(0.68)	(0.94)	(1.19)
Net loss per share – diluted	$(2.95)	$(3.74)	$(15.66)	$(7.09)

Weighted average number of common shares outstanding
Basic	53,778,502	53,196,728	53,618,284	53,019,715
Diluted	56,970,721	26,614,466	18,949,997	21,044,730

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
28 Weeks Ended September 11, 2010
Balance as of 2/27/2010, as previously reported	55,868,129	$55,868	$498,144	$(1,003,812)	$(79,403)	$(529,203)
Retrospective adoption of new accounting guidance for own share-lending arrangements	-	-	28,277	(28,277)	-	-
Balance as of 2/27/2010, as adjusted	55,868,129	55,868	526,421	(1,032,089)	(79,403)	(529,203)
Net loss	-	-	-	(276,317)	-	(276,317)
Beneficial conversion feature accretion on preferred stock	-	-	(2,591)	-	-	(2,591)
Dividends on preferred stock			(7,400)	-	-	(7,400)
Preferred stock financing fees amortization	-	-	(936)	-	-	(936)
Other comprehensive income	-	-	-	-	380	380
Stock options exercised	4,834	5	23	-	-	28
Other share based awards	407,451	407	(581)	-	-	(174)
Balance at end of period	56,280,414	$56,280	$514,936	$(1,308,406)	$(79,023)	$(816,213)

28 Weeks Ended September 12, 2009
Balance as of 2/28/2009, as previously reported	57,674,799	$57,675	$464,679	$(127,314)	$(105,147)	$289,893
Retrospective adoption of new accounting guidance for own share-lending arrangements	-	-	28,277	(28,277)	-	-
Balance as of 2/28/2009, as adjusted	57,674,799	57,675	492,956	(155,591)	(105,147)	289,893
Net loss	-	-	-	(145,469)	-	(145,469)
Other comprehensive income	-	-	-	-	1,550	1,550
Beneficial conversion feature related to preferred stock	-	-	10,601	-	-	10,601
Dividends on preferred stock	-	-	(533)	-	-	(533)
Preferred stock financing fees amortization	-	-	(70)	-	-	(70)
Stock options exercised	477	-	1	-	-	1
Other share based awards	668,934	669	3,374	-	-	4,043
Balance at end of period	58,344,210	$58,344	$506,329	$(301,060)	$(103,597)	$160,016

Comprehensive (Loss) Income

	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net loss	$(153,674)	$(80,309)	$(276,317)	$(145,469)
Net unrealized gain on marketable securities, net of tax	-	119	-	638
Pension and other post-retirement benefits, net of tax	128	53	380	912
Other comprehensive income, net of tax	128	172	380	1,550
Total comprehensive loss	$(153,546)	$(80,137)	$(275,937)	$(143,919)

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	Sept. 11, 2010	Feb. 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,343	$252,426
Restricted cash	1,691	1,993
Accounts receivable, net of allowance for doubtful accounts of $6,102 and $8,812 at 9/11/2010 and 2/27/2010, respectively	150,523	166,143
Inventories, net	472,939	467,227
Prepaid expenses and other current assets	43,224	43,374
Assets held for sale	16,466	-
Total current assets	779,186	931,163
Non-current assets:
Property:
Property owned, net	1,286,576	1,397,971
Property leased under capital leases, net	78,032	89,599
Property, net	1,364,608	1,487,570
Goodwill	110,412	115,197
Intangible assets, net	141,938	147,713
Other assets	134,888	145,574
Total assets	$2,531,032	$2,827,217

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$169,706	$191
Current portion of obligations under capital leases	13,624	13,702
Current portion of real estate liabilities	4,293	4,220
Accounts payable	241,122	227,779
Book overdrafts	38,661	60,465
Accrued salaries, wages and benefits	144,700	145,170
Accrued taxes	41,293	31,802
Other accruals	267,302	246,516
Total current liabilities	920,701	729,845
Non-current liabilities:
Long-term debt	832,145	990,359
Long-term obligations under capital leases	127,635	136,880
Long-term real estate liabilities	328,868	329,363
Deferred real estate income	84,487	87,061
Other financial liabilities	3,493	13,946
Other non-current liabilities	913,636	936,209
Total liabilities	3,210,965	3,223,663

Series A redeemable preferred stock – no par value, $1,000 redemption value; authorized – 700,000 shares;
issued – 175,000 shares	136,280	132,757

Commitments and contingencies (Refer to Note 18)

Stockholders' deficit:
Common stock – $1 par value; authorized – 260,000,000 shares; issued and outstanding – 56,280,414 and 55,868,129 shares at 9/11/2010 and 2/27/2010, respectively	56,280	55,868
Additional paid-in capital	514,936	526,421
Accumulated other comprehensive loss	(79,023)	(79,403)
Accumulated deficit	(1,308,406)	(1,032,089)
Total stockholders’ deficit	(816,213)	(529,203)
Total liabilities and stockholders’ deficit	$2,531,032	$2,827,217
See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,317)	$(145,469)
Adjustments to reconcile net loss to net cash used in operating activities (see next page)	197,435	206,882
Other changes in assets and liabilities:
Decrease in receivables	17,534	21,454
Increase in inventories	(7,209)	(17,236)
Increase in prepaid expenses and other current assets	(7,560)	(25,054)
Increase in other assets	(2,799)	(9,928)
Increase in accounts payable	13,319	60,147
Increase (decrease) in accrued salaries, wages and benefits, and taxes	2,308	(14,282)
Increase (decrease) in other accruals	7,893	(8,712)
Decrease in other non-current liabilities	(38,928)	(47,916)
Other operating activities, net	(99)	1,340
Net cash (used in) provided by operating activities	(94,423)	21,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property	(43,447)	(50,005)
Proceeds from disposal of property	8,739	3,311
Proceeds from flood insurance	4,910	-
Proceeds from sale of joint venture	-	5,914
Decrease in restricted cash	302	222
Proceeds from maturities of marketable securities	-	2,224
Net cash used in investing activities	(29,496)	(38,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	800	253,201
Principal payments on long-term borrowings	(134)	(163)
Proceeds under revolving lines of credit	201,600	39,450
Principal payments on revolving lines of credit	(200,700)	(238,333)
Proceeds under line of credit	-	378
Principal payments on line of credit	-	(2,224)
Proceeds from issuance of preferred stock	-	175,000
Proceeds from long-term real estate liabilities	-	170
Principal payments on long-term real estate liabilities	(631)	(620)
Proceeds from sale-leaseback transaction	-	3,000
Principal payments on capital leases	(6,317)	(5,772)
Decrease in book overdrafts	(21,804)	(11,913)
Deferred financing fees	(6)	(22,648)
Dividends paid on preferred stock	(7,000)	-
Proceeds from stock options exercised	28	1
Net cash (used in) provided by financing activities	(34,164)	189,527

Net (decrease) increase in cash and cash equivalents	(158,083)	172,419
Cash and cash equivalents at beginning of period	252,426	175,375
Cash and cash equivalents at end of period	$94,343	$347,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$80,730	$67,971
Cash paid during the year for income taxes	$178	$6,480
See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)
(Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

	28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009
Depreciation and amortization	$121,897	$135,572
Impairment of long-lived assets	36,792	3,739
Self insurance reserve	21,661	1,613
Nonoperating (income) loss	(10,454)	8,954
Non-cash interest expense	23,258	27,393
Stock compensation (income) expense	(101)	4,043
Pension withdrawal costs	-	2,445
Employee benefit related costs	6,713	-
LIFO adjustment	1,497	2,166
Asset disposition initiatives in the normal course of business	-	(2,470)
Asset disposition initiatives relating to discontinued operations	4	11,468
Non-cash occupancy charges for stores closed in the normal course of business	466	18,374
Gain on disposal of owned property, net	(1,807)	(3,580)
Gain on disposal of discontinued operations	(79)	-
Amortization of deferred real estate income	(2,412)	(2,835)
Total non-cash adjustments to net loss	$197,435	$206,882

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 11, 2010 and September 12, 2009, and the Consolidated Balance Sheets at September 11, 2010 and February 27, 2010 of The Great Atlantic & Pacific Tea Company, Inc. (“we,” “our,” “us” or “our Company”) are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2009 Annual Report on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.  All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.  Refer to Note 2 – Impact of New Accounting Pronouncements below for prior period reclassifications made upon our retrospective adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) relating to accounting for share lending agreements entered into in contemplation of a convertible debt issuance.

During the first half of fiscal 2010, our operating results were significantly below those for the prior year and our expectations.  Therefore, to improve our performance and to meet our liquidity needs over the next twelve months, including the debt maturity of $165.0 million on June 15, 2011, our Company has completed the initial steps of a comprehensive turnaround plan designed to strengthen liquidity and improve operations.  As part of our liquidity initiatives, we signed an agreement on September 3, 2010 for the sale of seven non-core stores in Connecticut for $22.8 million expected to close in early November.  We are also pursuing additional financing through a new term loan, sale-leaseback transactions and sales of additional non-core assets, as well as reviewing our store portfolio for additional opportunities.  However, there is uncertainty regarding whether our Company can complete all or a portion of these efforts and, if these do not occur, there is substantial doubt about our Company’s ability to continue as a going concern.

Significant Accounting Policies

A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 27, 2010.  There have been no significant changes in these policies during the 28 weeks ended September 11, 2010.

Self insurance Reserves
During the 12 weeks ended September 11, 2010, our worker’s compensation and general liability reserves increased by $23.2 million ($17.7 million for continuing operations and $5.5 million for discontinued operations), primarily due to a change in estimate of approximately $21.6 million related to the negative development of prior year claims of approximately $17.7 million and the related state assessments for such claims of approximately $3.9 million. These estimates are determined by actuarial projections of losses.

2.	Impact of New Accounting Pronouncements

Newly Adopted Accounting Pronouncements

Share Lending Arrangements.  In June 2009, the FASB issued new guidance on accounting for one’s own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing, which requires share lending arrangements to be measured at fair value and recognized as a debt issuance cost, and amortized using the effective interest method over the life of the financing arrangement as interest cost.  The loaned shares are excluded from basic and diluted earnings per share, unless a default occurs.  When a default becomes probable, an expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized.  This guidance was effective beginning with our fiscal 2010, with retrospective application required.  The fair values of our share lending agreements with the Bank of America and Lehman Brothers International Europe (“Lehman Europe”) were immaterial at inception.  Our share lending arrangement with Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company, is subject to this default provision guidance as a result of their September 15, 2008 bankruptcy filing.  In connection with Lehman Europe’s default, during the first quarter of fiscal 2010, we recorded a retrospective adjustment of $28.3 million to our third quarter of fiscal 2008 financial statements by charging “Store operating, general and administrative expense” and crediting “Additional paid-in-capital”, which represents the fair value of the unreturned shares at September 15, 2008.  This expense is reflected in our Consolidated Balance Sheets as of February 27, 2010 and September 11, 2010 as an adjustment to opening “Accumulated deficit” and “Additional paid-in capital”.  We have been including the loaned shares in our Company’s basic and diluted earnings per share since September 15, 2008.

Variable Interest Entities.  In June 2009, the FASB issued new accounting guidance relating to consolidation of variable interest entities (“VIEs”), which amends the current accounting guidance for determining whether an entity is a VIE and defining the primary beneficiary.  This guidance also requires additional disclosures relating to involvement with a VIE. We adopted this guidance during the first quarter of our fiscal 2010.  The adoption of this guidance did not have a material effect on our Consolidated Financial Statements and disclosures.

Fair Value Measurements.  In January 2010, the FASB issued new accounting guidance requiring additional disclosures about the different classes of assets and liabilities measured at fair value, valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1 and 2.  It also clarified guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements.  The current guidance is effective beginning with the first quarter of our fiscal 2010, except for the new disclosures relating to the Level 3 reconciliation, which are effective for the first quarter of our fiscal 2011.  Refer to Note 4 – Fair Value Measurements for our Company’s fair value measurements and disclosures.

3.	Goodwill and Other Intangible Assets

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.   Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.  The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2009 for the reporting units within our Gourmet and Other reportable segments and in the first quarter of fiscal 2010 for the reportable units in our Fresh and Pathmark reportable segments. These assessments concluded that there was no impairment as of June 19, 2010.

Goodwill

We considered whether there have been any triggering events requiring an interim impairment test in the second quarter and concluded that an impairment analysis was not required; however, we will continue to monitor actual results and projections, and if we experience a continued decline in operations, an impairment charge may be required in the future.

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

The carrying amount of our goodwill was $110.4 million and $115.2 million at September 11, 2010 and February 27, 2010, respectively.  Goodwill for our Fresh segment was reduced by $4.8 million to reflect a transfer to Assets held for sale for the portion of goodwill associated with the 7 stores to be sold in Connecticut which are expected to close in early November.  Our goodwill allocation by segment at September 11, 2010 and February 27, 2010 was as follows:

	Fresh	Pathmark	Gourmet	Other	Total
Goodwill	$120,817	$321,840	$12,110	$5,974	$460,741
Accumulated impairment losses	(23,704)	(321,840)	-	-	(345,544)
Goodwill at February 27, 2010	$97,113	$-	$12,110	$5,974	$115,197
Transfer to Assets held for sale*	(4,785)	-	-	-	(4,785)
Goodwill at September 11, 2010	$92,328	$-	$12,110	$5,974	$110,412
*  Relates to the sale of seven stores in Connecticut. Refer to Note 16 – Assets Held for Sale

Intangible Assets, net

Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization at Sept. 11, 2010	Accumulated Amortization at Feb. 27, 2010
Pathmark trademark	Indefinite	$60,900	$-	$-
Loyalty card customer relationships	5	19,200	9,868	7,595
In-store advertiser relationships	20	14,720	2,038	1,642
Pharmacy payor relationships	13	75,000	15,976	12,870
Total		$169,820	$27,882	$22,107

Amortization expense relating to our intangible assets for the 12 weeks ended September 11, 2010 and September 12, 2009 was $2.5 million during each period.  Amortization expense for the 28 weeks ended September 11, 2010 and September 12, 2009 was $5.8 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:
2010	$4,950
2011	10,725
2012	9,670
2013	6,505
2014	6,505
Thereafter	42,683

4.	Fair Value Measurements

The accounting guidance for fair value measurement defines and establishes a framework for measuring fair value.  Inputs used to measure fair value are classified based on the following three-tier fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Directly or indirectly observable inputs other than Level 1 quoted prices in active markets. Our Level 2 liabilities include warrants, which are valued using the Black Scholes pricing model with inputs that are observable or can be derived from or corroborated by observable market data.  In addition, our investments in money market funds, which are considered cash equivalents, are classified as Level 2, as they are valued based on their reported Net Asset Value (NAV).

Level 3 – Unobservable inputs that are supported by little or no market activity whose value is determined using pricing models, discounted cash flows, or similar methodologies, as well as instruments for which the determination of fair value requires significant judgment or estimation.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 11, 2010 and February 27, 2010:

		Fair Value Measurements at September 11, 2010 Using
	Total Carrying Value at Sept. 11, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,601	$-	$1,601	$-

Liabilities:
Series B Warrant	$3,493	$-	$3,493	$-

		Fair Value Measurements at February 27, 2010 Using
	Total Carrying Value at Feb. 27, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$158,695	$-	$158,695	$-

Liabilities:
Series B Warrant	$13,946	$-	$13,946	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 28 weeks ended September 11, 2010.

Level 3 Valuations
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy at September 11, 2010 and February 27, 2010.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis.  Fair value measurements of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis using Level 3 inputs are primarily used in the impairment analyses of our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed store occupancy costs.  Refer to Note 3 – Goodwill and Other Intangible Assets for further information relating to the carrying value of our goodwill and other intangible assets.  Long-lived assets and closed store occupancy costs were measured at fair value on a nonrecurring basis using Level 3 inputs, as unobservable inputs were used to measure their fair value.  Refer to Note 5 – Valuation of Long-Lived Assets, Note 14 – Discontinued Operations and Note 15 – Asset Disposition Initiatives for more information relating to the valuation of these assets and liabilities.

Long-Term Debt
The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments at September 11, 2010 and February 27, 2010:

	At September 11, 2010		At February 27, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$169,706	$126,184	$191	$191
Long-term debt, net of related discount	832,145	624,152	990,359	962,040

Our long-term debt includes borrowings under our line of credit, credit agreement, related party promissory note and our other notes.  The fair value of our debt securities is determined based on quoted market prices for such notes in non-active markets.

5.	Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 12 and 28 weeks ended September 11, 2010, we recorded impairment losses on long-lived assets of $0.6 million and $1.1 million, respectively, related to stores that were closed or converted in the normal course of business, as compared to $2.6 million and $3.7 million in impairment losses recorded during the 12 and 28 weeks ended September 12, 2009.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. The store closures are expected to be completed in the Company’s fiscal third quarter. As a result, we recorded an impairment charge of $23.7 million during the 12 weeks ended September 11, 2010. This amount was recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations. There were no such closures during the 12 and 28 weeks ended September 12, 2009.

Impairments due to unrecoverable assets
As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  We recorded an impairment charge of $6.6 million and $12.0 million during the 12 and 28 weeks ended September 11, 2010, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $22.0 million to their fair value of $15.4 million for the 12 weeks ended September 11, 2010.  The impairment charge of $6.6 million during the 12 weeks ended September 11, 2010 all related to Pathmark. The impairment charge of $12.0 million recorded during the 28 weeks ended September 11, 2010 all related to Pathmark with the exception of $0.9 million which related to SuperFresh. These amounts were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

6.	Other Accruals

Other accruals at September 11, 2010 and February 27, 2010 were comprised of the following:

	At Sept. 11, 2010	At Feb. 27, 2010
Self-insurance reserves	$74,955	$74,221
Deferred taxes	10,825	3,295
Closed store and warehouse reserves	65,726	62,189
Pension withdrawal liabilities	10,461	10,461
GHI Contractual Liability	8,229	8,066
Accrued occupancy related costs for open stores	28,439	26,952
Deferred income	28,988	26,534
Deferred real estate income	2,612	2,775
Accrued audit, legal and other	8,724	8,758
Accrued interest	18,049	12,509
Other postretirement and postemployment benefits	2,674	2,674
Accrued advertising	931	1,911
Dividends payable on preferred stock	3,383	2,982
Other share-based awards	74	-
Other	3,232	3,189
Total	$267,302	$246,516

7.	Other Non-Current Liabilities

Other non-current liabilities at September 11, 2010 and February 27, 2010 were comprised of the following:

	At Sept. 11, 2010	At Feb. 27, 2010
Deferred taxes	$3,836	$11,367
Self-insurance Reserves	224,262	208,419
Closed Store and Warehouse Reserves	166,566	187,911
Pension Withdrawal Liabilities	86,612	89,495
GHI Contractual Liability for Employee Benefits	88,809	87,703
Pension Plan Benefits	112,673	109,549
Other Postretirement and Postemployment Benefits	36,431	36,091
Corporate Owned Life Insurance Liability	59,352	60,436
Deferred Rent Liabilities	58,468	57,963
Deferred Income	59,767	68,250
Unfavorable Lease Liabilities	4,883	5,391
Other	11,977	13,634
Total	$913,636	$936,209

8.	Indebtedness and Other Financial Liabilities

Our debt obligations at September 11, 2010 and February 27, 2010 consisted of the following:

	At Sept. 11, 2010		At Feb. 27, 2010
5.125% Convertible Senior Notes, due June 15, 2011	$159,434		$155,333
Related Party Promissory Note, due August 18, 2011	10,000		10,000
9.125% Senior Notes, due December 15, 2011	12,840		12,840
6.750% Convertible Senior Notes, due December 15, 2012	229,010		223,838
11.375% Senior Secured Notes, due August 4, 2015	254,130		253,668
9.375% Notes, due August 1, 2039	200,000		200,000
Borrowings under Credit Agreement	133,800		132,900
Other	2,637		1,971
	1,001,851		990,550
Less current portion of long-term debt	(169,706	)*	(191)
Long-term debt	$832,145		$990,359

* Primarily represents our obligation relating to the $165.0 million 5.125% Convertible Senior Notes, due June 15, 2011, which is recorded at a discount.

Credit Agreement
On July 23, 2009, we entered into an amended $655.0 million Credit Agreement (“Credit Agreement”) with Banc of America Securities LLC and Bank of America, N.A., as the co-lead arranger (“Credit Agreement”) in connection with our private offering of senior secured notes and the sale of preferred stock.  The Credit Agreement expires in December 2012.  Subject to borrowing base requirements, the Credit Agreement provides for a term loan of $82.9 million, a term loan of $50.0 million and a revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis.  The Credit Agreement also provides for an increase in commitments of up to an additional $100.0 million, subject to agreement of new and existing lenders.  Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts and certain owned real estate.  Borrowings under the Credit Agreement bear interest based on LIBOR or Prime interest rate pricing.  The terms of this agreement restrict our ability to pay cash dividends on common shares.  Subject to certain conditions, we are permitted to make bond repurchases and may do so from time to time in the future.

At September 11, 2010, there were $133.8 million of loans and $197.7 million in letters of credit outstanding under the Credit Agreement.  At September 11, 2010, after reducing availability for borrowing base requirements, we had $181.3 million available under the Credit Agreement.  In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $0.1 million as of September 11, 2010.  The remainder of our cash is in-transit or is used in our stores for operations.

Warrants
Our Series B warrants issued as part of the acquisition of Pathmark on December 3, 2007, are exercisable at $32.40 and expire on June 9, 2015.  The Tengelmann Warenhandelsgesellschaft KG (“Tengelmann”)  stockholders have the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann’s outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement).  In addition, Tengelmann has the ability to exercise a “Put Right” whereby it has the ability to require our Company to purchase our common stock held by Tengelmann to settle these warrants.  Based on the rights provided to Tengelmann, our Company does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of our shares.  Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on our Company’s current stock price.

The value of the Series B warrants as of September 11, 2010 and February 27, 2010 was $3.5 million and $13.9 million, respectively, and is included in “Other financial liabilities” on our Consolidated Balance Sheets.  Our “Nonoperating income (loss)” for the 12 and 28 weeks ended September 11, 2010 was comprised of gains of $2.2 million and $10.5 million, respectively, relating to market value adjustments for Series B warrants.  Market value adjustments for Series B warrants recorded during the 12 and 28 weeks ended September 12, 2009, consisted of losses of $7.1 million and $9.0 million, respectively.  The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

	At Sept. 11, 2010	At Feb. 27, 2010
Expected life	4.74 years	5.28 years
Volatility	74.9%	68.6%
Dividend yield range	0%	0%
Risk-free interest rate	1.59%	2.30%

Call Option and Financing Warrants
On or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or “LBOTC,” which accounts for 50% of our call option and financing warrant transactions, filed for bankruptcy protection, which is an event of default under such transactions.  We are carefully monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes.

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

On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC (“Yucaipa”), together referred to as the “Preferred Stock,” for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

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

Upon issuance, the 57,750 shares that were convertible without shareholder approval were recorded within temporary equity and 117,250 shares that originally required shareholder approval in order to become convertible were recorded as a liability.  Dividends and deferred financing fees amortization were recorded within Interest Expense” for the portion of Preferred Stock that was classified as a liability prior to receiving shareholder approval, and within “Additional paid-in capital” for the portion of Preferred Stock that was classified within temporary equity.  At September 11, 2010 and February 27, 2010, the entire Preferred Stock issuance was classified within temporary stockholders equity, as a result of receiving the required share holder approval authorizing the convertibility of the shares originally classified as a liability on December 15, 2009.  During the 12 and 28 weeks ended September 11, 2010, we accrued Preferred Stock dividends of $3.1 million and $7.4 million, respectively, within “Additional paid-in capital,” and paid Preferred Stock cash dividends of nil and $7.0 million, respectively.  During the 12 weeks ended September 12, 2009, we accrued Preferred Stock cash dividends of $1.6 million, $1.1 million of which has been recorded within “Interest expense” and $0.5 million recorded within “Additional paid-in capital”. In addition, during the 12 and 28 weeks ended September 11, 2010, we recorded deferred financing fees amortization of $0.4 million and $0.9 million, respectively, and accreted $1.1 million and $2.6 million, respectively, relating to the embedded beneficial conversion features within “Additional paid-in capital”.  During the 12 weeks ended September 12, 2009, we recorded $0.2 million of deferred financing fees amortization, $0.1 million of which was recorded within “Interest expense” and $0.1 million recorded within “Additional paid-in capital”, and we accreted $0.2 million relating to the beneficial conversion feature through “Additional paid-in capital”.

10.	Stock Based Compensation

At September 11, 2010, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan.  The general terms of each plan are reported in our Fiscal 2009 Annual Report on Form 10-K.

The components of our compensation expense (income) related to stock-based incentive plans were as follows:

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 11,	Sept. 12,	Sept. 11,	Sept. 12,
	2010	2009	2010	2009
Stock options	$122	$443	$(246)	$815
Restricted stock units	424	336	655	450
Performance restricted stock units	27	237	(946)	2,411
Common stock granted to Directors	187	174	436	367
Total stock-based compensation expense (income)*	$760	$1,190	$(101)	$4,043
___________________________
* The stock compensation income recorded during the 28 weeks ended September 11, 2010 primarily related to increased forfeitures.

A summary of stock-based compensation related grants for the 12 weeks ended September 11, 2010 is as follows:

	Underlying Shares	Weighted-Avg. Grant Date Fair Value
Stock options	6,423,047	$1.98
Restricted stock units	390,000	3.35

During the 12 weeks ended September 11, 2010, we also granted common stock to each non-employee member of our Board of Directors valued at $90 thousand.  The price of $3.95 was based upon the closing price of stock on the day of the grant following the Annual Meeting of Stockholders.

Stock options.
Stock options granted in fiscal 2010 vest 33% during each of the fiscal years 2011, 2012 and 2013.  As of September 11, 2010, approximately $11.0 million, after tax, of total unrecognized compensation expense related to unvested stock option awards, will be recognized over a weighted average period of  2.9 years.

The following weighted-average assumptions were used in the Black-Scholes pricing model for option grants that occurred during the 28 weeks ended September 11, 2010 and September 12, 2009:

	28 Weeks Ended Sept. 11, 2010	28 Weeks Ended Sept. 12, 2009
Expected life	6 years	7 years
Volatility	70.1% - 70.6%	126%
Risk-free interest rate	1.67% - 2.05%	0.05%

During the second quarter of fiscal 2010, the Company issued stock options for 1,846,542 shares of the Company’s common stock in excess of the number of shares available for issuance under the 2008 Plan. Shareholder approval is required to authorize an increase in the number of shares available for issuance under the 2008 Plan. We anticipate receiving such approval during the third quarter of fiscal 2010. Accordingly, the quarterly stock-based compensation relating to these options has been classified in other accruals. Once shareholder approval is obtained, this amount will be reclassified as equity.

Restricted Stock.
For restricted stock units granted in 2010, one-fourth of the awards will vest at the end of fiscal 2011 and three-fourths will vest at the end of fiscal 2013, subject to the recipients of such restricted stock units meeting the appropriate eligibility and service conditions.  The total fair value of restricted stock units that vested during the 28 weeks ended September 11, 2010 was $1.3 million.  As of September 11, 2010, approximately $3.3 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2009 and 2010, is expected to be recognized through fiscal 2013.

Performance Restricted Stock Units.
We are currently not recognizing stock compensation expense for any of our non-integration related grants due to our determination that the related performance conditions will not be achieved. The total fair value of integration related performance restricted stock units that vested during the 28 weeks ended September 11, 2010 was $0.2 million.

As of September 11, 2010, we expect to recognize approximately $1.0 million of unrecognized fair value compensation expense for performance restricted stock units granted under our fiscal 2007 executive and non-executive Integration Programs, through fiscal 2011, based on estimates of attaining vesting criteria.

11.	Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows:

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 11,	Sept. 12,	Sept. 11,	Sept. 12,
	2010	2009	2010	2009
Service cost	$1,407	$1,545	$3,565	$3,568
Interest cost	6,662	6,819	15,591	15,638
Expected return on plan assets	(6,640)	(5,708)	(15,493)	(13,319)
Amortization of:
Net prior service cost	-	68	81	159
Actuarial loss	439	1,090	1,024	2,525
Special termination benefits	350	250	400	650
Net pension cost	$2,218	$4,064	$5,168	$9,221

Effective June 30, 2010, a portion of our cash-balance pension plan has been frozen to new participants.

As of September 11, 2010, we contributed approximately $3.6 million to our defined benefit plans.  We plan to contribute approximately $3.4 million to our plans during the remainder of fiscal 2010.

Postretirement Plans
The components of our net postretirement benefits cost were as follows:

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 11,	Sept. 12,	Sept. 11,	Sept. 12,
	2010	2009	2010	2009
Service cost	$151	$117	$352	$273
Interest cost	428	449	999	1,048
Amortization of:
Prior service credit	(198)	(310)	(462)	(725)
Actuarial gain	(112)	(189)	(262)	(441)
Net postretirement benefits cost	$269	$67	$627	$155

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

GHI Contractual Obligation
As of September 11, 2010 and February 27, 2010, the fair value of our contractual obligation to Grocery Hauler Inc.’s (GHI’s) employees was $97.0 million and $95.8 million, respectively, using discount rates of 5.25% and 5.75%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relates to pension benefits for GHI’s employees and is included within “Other accruals” and “Other non-current liabilities” in our Consolidated Balance Sheets.  Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within “Cost of merchandise sold” in our Consolidated Statements of Operations at their current value.  Accretion of the obligation to present value is recorded within “Interest expense” in our Consolidated Statements of Operations.   During the 12 and 28 weeks ended September 11, 2010, we recognized service costs of $0.2 million and $0.4 million, respectively, and interest expense of $4.1 million and $8.5 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.   During the 12 and 28 weeks ended September 12, 2009, we recognized service costs of $0.2 million and $0.4 million, respectively, and interest expense of $9.0 million and $15.4 million, respectively. During the 28 weeks ended September 11, 2010 and September 12, 2009, benefit payments of $7.7 million and $8.1 million, respectively, were made by the Pathmark Pension Plan.

Multi-employer Union Pension Plans
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million.  During the second quarter of fiscal 2010, we received notification that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal.  The impact of the mass withdrawal to our Company is not currently estimable, therefore no adjustment has been recorded in our consolidated financial statements. We may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future.  This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.

12.	Interest Expense, net

Interest expense is comprised of the following:

	For the 12 weeks ended		For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
$655 million Credit Agreement	$3,104	$3,208	$7,109	$9,378
Related Party Promissory Note, due Aug. 18, 2011	138	137	325	320
11.375% Senior Secured Notes, due Aug. 1, 2015	6,808	3,565	15,958	3,565
9.125% Senior Notes, due December 15, 2011	269	270	629	630
5.125% Convertible Senior Notes, due June 15, 2011	1,941	1,951	4,542	4,553
6.750% Convertible Senior Notes, due December 15, 2012	3,950	3,972	9,245	9,268
9.375% Notes, due August 1, 2039	4,280	4,280	10,095	10,124
Capital Lease Obligations and Real Estate Liabilities	11,293	11,964	26,735	28,047
Dividends on Preferred Stock Liability	-	1,082	-	1,082
Self Insurance and GHI Interest	3,752	3,446	8,871	8,128
GHI Discount Rate Adjustment and COLI Non-cash Interest	3,759	8,443	7,648	14,087
Amortization of Deferred Financing Fees and Discounts	6,647	6,073	15,381	13,306
Other	194	168	769	319
Total interest expense	46,135	48,559	107,307	102,807
Interest income	(9)	(51)	(39)	(92)
Total	$46,126	$48,508	$107,268	$102,715

13.	Income Taxes

During the 12 and 28 weeks ended September 11, 2010, our valuation allowance increased by $60.0 million and $108.6 million, respectively, to reflect generation of additional operating losses.  During the 12 and 28 weeks ended September 12, 2009, our valuation allowance decreased by $2.1 million and increased by $21.8 million, respectively, to reflect generation of additional operating losses, offset by an adjustment to the valuation allowance that was released in connection with the original purchase price allocation for Pathmark.  In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of September 11, 2010, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008.  With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2003 and prior.  At September 11, 2010 and February 27, 2010, we had unrecognized tax benefits of $1.4 million, which were recorded within deferred tax liabilities in “Other accruals”.  We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months.  Any future decrease in our Company's gross unrecognized tax positions would require a reevaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate.  Our Company classifies interest and penalty expense related to unrecognized tax benefits within “Benefit from (provision for) income taxes” in our Consolidated Statements of Operations.  For the 12 and 28 weeks ended September 11, 2010 and September 12, 2009, no amounts were recorded for interest and penalties within “Provision for income taxes” in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of 0.07% and 0.09% for the 12 and 28 weeks ended September 11, 2010, respectively, and 3.1% and 1.3% for the 12 and 28 weeks ended September 12, 2009, varied from the statutory rate of 35%, primarily due to state and local income taxes, the increase in our valuation allowance and the impact of the Pathmark financing.

At September 11, 2010, we had federal Net Operating Loss (“NOL”) carryforwards of $866.0 million, which will expire between fiscal 2023 and 2030, some of which are subject to an annual limitation.  The federal NOL carryforwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable.  Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in “Additional paid-in capital”.  In addition, we had state loss carryforwards of $1.0 billion that will expire between fiscal 2010 and fiscal 2030. Our Company’s general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2030, some of which are subject to an annual limitation.

At September 11, 2010 and February 27, 2010, we had net current deferred tax liabilities of $10.8 million and $3.3 million, respectively, which were included in “Other Accruals” in our Consolidated Balance Sheets and non-current deferred tax liabilities of $3.8 million and $11.4 million, respectively, which were recorded in “Other non-current liabilities” in our Consolidated Balance Sheets.

14.	Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations.  These events are described based on the year the transaction was initiated.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities.
	For the 28 Weeks Ended September 11, 2010
	Balance at 2/27/2010	Interest Accretion (1)	Adjustments(2)	Utilization(3)	Balance at 9/11/2010
2007 Events
Occupancy	$96,909	$4,347	$-	$(11,279)	$89,977
Pension withdrawal	58,015	1,933	-	(3,113)	56,835
2007 events total	154,924	6,280	-	(14,392)	146,812

2005 Event
Occupancy	58,974	1,769	-	(3,349)	57,394

2003 Events
Occupancy	22,494	719	-	(1,201)	22,012
Total	$236,392	$8,768	$-	$(18,942)	$226,218

(1)
The additions to occupancy and severance represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge.   Interest accretion is recorded as a component of “Loss from operations of discontinued businesses” on our Consolidated Statements of Operations.

(2)
At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded as a component of “Loss from operations of discontinued business” on our Consolidated Statements of Operations.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Pension withdrawal utilization represents payments made to the union pension fund during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

	2007 Events	2005 Event	2003 Events	Total
Total severance payments made to date	$36,200	$2,650	$22,528	$61,378
Expected future pension withdrawal payments	56,835	-	-	56,835
Total severance and pension withdrawal payments expected to be incurred	93,035	2,650	22,528	$118,213

Total occupancy payments made to date	91,859	60,560	33,948	186,367
Expected future occupancy payments, excluding interest accretion	89,977	57,394	22,012	169,383
Total occupancy payments expected to be incurred, excluding interest accretion	181,836	117,954	55,960	355,750

Total severance and occupancy payments made to date	128,059	63,210	56,476	247,745
Expected future pension withdrawal and occupancy payments, excluding interest accretion	146,812	57,394	22,012	226,218
Total severance, pension withdrawal and occupancy payments expected to be incurred, excluding interest accretion	$274,871	$120,604	$78,488	$473,963

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

Summarized below are the amounts included in our balance sheet captions on our Company’s Consolidated Balance Sheets related to these events:

	At September 11, 2010
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$27,888	$12,651	$4,052	$44,591
Other non-current liabilities	$118,924	$44,743	$17,960	$181,627

	At February 27, 2010
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$28,528	$10,773	$3,490	$42,791
Other non-current liabilities	$126,396	$48,201	$19,004	$193,601

We evaluated the reserve balances as of September 11, 2010 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

15.	Asset Disposition Initiatives

In addition to the events described in Note 14 – Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses.  These events are referred to based on the year the transaction was initiated, as described below.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. The store closures are expected to be completed in the Company’s fiscal third quarter. As a result, we recorded a charge for severance and benefits of $1.3 million during the 12 weeks ended September 11, 2010 and impairment of $23.7 million.  Refer to Note 5 – Valuation of Long-Lived Assets.  The Company anticipates recording occupancy costs associated with vacant leases in the third quarter upon closure of these locations.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

	For the 28 Weeks Ended September 11, 2010
2005 Event	Balance at 2/27/2010	Interest Accretion (1)	Adjustments(2)	Utilization(3)	Balance at 9/11/2010
Continuing Operations
Health benefits	$687	$-	$-	$(133)	$554
2005 event total	687	-	-	(133)	554

2001 Event
Continuing Operations
Occupancy	6,324	219	-	(361)	6,182

Discontinued Operations
Occupancy	10,009	308	-	(690)	9,627
2001 event total	16,333	527	-	(1,051)	15,809

1998 Event
Continuing Operations
Occupancy	4,098	43	-	(541)	3,600
Pension withdrawals and health benefits	666	-	-	(76)	590

Discontinued Operations
Occupancy	13	-	-	-	13
1998 event total	4,777	43	-	(617)	4,203
Total	$21,797	$570	$-	$(1,801)	$20,566

(1)
The additions to occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.   These adjustments are recorded to “Store operating, general and administrative expense” for continuing operations and “Loss from operations of discontinued businesses” for discontinued operations on our Consolidated Statements of Operations.

(2)
At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded to “Store operating, general and administrative expense” for continuing operations and “Loss from operations of discontinued businesses” for discontinued operations on our Consolidated Statements of Operations.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

	2005 Event	2001 Event	1998 Event	Total
Total severance payments made to date	$49,128	$28,205	$30,874	$108,207
Expected future severance payments	554	-	590	1,144
Total severance payments expected to be incurred	49,682	28,205	31,464	109,351

Total occupancy payments made to date	13,856	66,833	119,733	200,422
Expected future occupancy payments, excluding interest accretion	-	15,809	3,613	19,422
Total occupancy payments expected to be incurred, excluding interest accretion	13,856	82,642	123,346	219,844

Total severance and occupancy payments made to date	$62,984	$95,038	$150,607	$308,629
Expected future severance and occupancy payments, excluding interest accretion	554	15,809	4,203	20,566
Total severance and occupancy payments expected to be incurred, excluding interest accretion	$63,538	$110,847	$154,810	$329,195

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

Summarized below are the amounts included in our balance sheet captions on our Company’s Consolidated Balance Sheets related to these events:

	September 11, 2010
	2005 Event	2001 Event	1998 Event	Total
Other accruals	$305	$3,134	$2,693	$6,132
Other non-current liabilities	$249	$12,675	$1,510	$14,434

	February 27, 2010
	2005 Event	2001 Event	1998 Event	Total
Other accruals	$336	$2,992	$2,235	$5,563
Other non-current liabilities	$351	$13,341	$2,542	$16,234

We evaluated the reserve balances as of September 11, 2010 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

16.	Assets Held for Sale

On September 3, 2010, the Company signed an Asset Purchase Agreement whereby we agreed to sell seven of our existing stores based in Connecticut which are a part of our Fresh reportable segment for approximately $22.8 million, expected to close in early November.  The balance of Assets held for sale include the following:

Property owned, net	$11,681
Goodwill	4,785
$16,466

17.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average shares outstanding for the reporting period.  Diluted earnings (loss) per share reflects all potential dilution, using either the treasury stock method or the “if-converted” method, and assumes that the convertible debt, stock options, restricted stock, performance restricted stock, warrants, preferred stock, and other potentially dilutive financial instruments were converted into common stock on the first day of the period.  If the conversion of a potentially dilutive security yields an antidilutive result, such potential dilutive security is excluded from the diluted earnings per share calculation.

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Stock options	3,123,723	2,608,718	2,475,006	2,174,533
Warrants	7,652,135	686,277	686,277	686,277
Performance restricted stock units	154,499	512,578	190,689	657,242
Restricted stock units	926,387	1,440,176	1,015,039	808,262
Financing warrant	11,278,988	11,278,988	11,278,988	11,278,988
Preferred stock	35,000,000	11,590,600	35,000,000	11,590,600
Convertible debt	8,086,769	3,553,806	11,278,988	8,086,769

The following table sets forth the calculation of basic and diluted earnings per share:

	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Loss from continuing operations	$(142,821)	$(62,159)	$(258,428)	$(120,463)
Preferred stock dividends	(3,093)	(533)	(7,400)	(533)
Beneficial conversion feature amortization	(1,110)	(178)	(2,591)	(178)
Loss from continuing operations – basic	(147,024)	(62,870)	(268,419)	(121,174)
Adjustments for convertible debt (1)	(10,270)	(25,573)	-	(11,971)
Adjustments on Other financial liabilities (2)	-	7,080	(10,454)	8,955
Loss from continuing operations–diluted	$(157,294)	$(81,363)	(278,873)	$(124,190)

Weighted average common shares outstanding	56,206,446	58,124,672	56,046,228	57,947,659
Share lending agreement (3)	(2,427,944)	(4,927,944)	(2,427,944)	(4,927,944)
Common shares outstanding–basic	53,778,502	53,196,728	53,618,284	53,019,715

Effect of dilutive securities:
Convertible debt (1)	3,192,219	7,725,182	-	3,192,219
Convertible financial liabilities (2)	-	(34,307,444)	(34,668,287)	(35,167,204)
Common shares outstanding–diluted	56,970,721	26,614,466	18,949,997	21,044,730

(1)
We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount.  (Refer to Note 8 – Indebtedness and Other Financial Liabilities).  For purposes of determining if an application of the “if-converted method” to these convertible instruments produces a dilutive result, we consider the combined impact of the numerator and denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.

(2)
Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement.    (Refer to Note 8 – Indebtedness and Other Financial Liabilities).  These warrants are marked-to-market on our Consolidated Statements of Operations.  For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased.   For purposes of determining if an application of the treasury stock method produces a dilutive result, we assume proceeds are used to repurchase common stock and we adjust the numerator similar to the adjustments required under the “if-converted” method.  We consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, even when the average market price of our common stock for the period is below the warrant’s strike price.

(3)
As of September 11, 2010 and September 12, 2009, we had 5,634,002 and 8,134,002, respectively, of loaned shares under our share lending agreements, which were considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares.  On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share.  This treatment is consistent with the new accounting guidance relating to accounting for own share lending arrangements in contemplation of convertible debt issuance, which we adopted during the first quarter of fiscal 2010 (Refer to Note 2 – Impact of New Accounting Pronouncements).   For the 12 and 28 weeks ended September 11, 2010, weighted average common shares relating to share lending agreements of 2,427,944 were excluded from the computation of earnings per share.  For the 12 and 28 weeks ended September 12, 2009, weighted average common shares relating to share lending agreement of 4,927,944 were excluded from the computation of earnings per share.

18.	Commitments and Contingencies

Supply Agreement
On March 7, 2008, we entered into a definitive agreement with C&S Wholesale Grocers, Inc. (“C&S”) whereby C&S will provide warehousing, logistics, procurement and purchasing services (the “Services”) in support of our Company's entire supply chain. This agreement expires on September 29, 2018.  The agreement defines the parties' respective responsibilities for the procurement and purchase of merchandise intended for use or resale at our Company's stores, as well as the parties' respective remuneration for warehousing and procurement/purchasing activities. In consideration for its services, C&S is paid an annual fee and has incentive income opportunities based upon our cost savings and increases in retail sales volume. The agreement also provides that we will purchase virtually our entire warehoused inventory from C&S.

Although there are a limited number of distributors that can supply our stores, we believe that other suppliers could provide similar product on comparable terms.  However, a change in suppliers could cause a delay in distribution and a possible loss of sales which would affect our results adversely.

Lease Related
Lease Assignment.  On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS").  Pursuant to the terms of the agreement, Pathmark was to receive $87.0 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease.  CPS deposited $6.0 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement.  The assignment of the lease was scheduled to close on December 28, 2007.   On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS’s notice of termination as we believe CPS's position is without merit.  Because we are challenging the validity of CPS’s December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007.  CPS’s breach, if proven, would entitle us to keep the escrow.  Both parties have taken legal action to obtain the $6.0 million deposit held in escrow. On June 1, 2010, the Appellate Division reversed the trial court’s denial of Pathmark’s motion for summary judgment and entered judgment in favor of Pathmark with respect to the $6 million escrow, and CPS has appealed this judgment.

Other.  In the normal course of business, we have assigned to third parties various leases related to former operating stores (the “Assigned Leases”) for which we generally remained secondarily liable.  As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation.  As of September 11, 2010, 179 Assigned Leases remain in place.  Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $547.0 million, which could be partially or totally offset by reassigning or subletting these leases.

Legal Proceedings
LaMarca et al v. The Great Atlantic & Pacific Tea Company, Inc et al. (“Defendants”)
On June 24, 2004, a class action complaint was filed in the Supreme Court of the State of New York against The Great Atlantic & Pacific Tea Company, Inc., d/b/a A&P, The Food Emporium, and Waldbaum’s alleging violations of the overtime provisions of the New York Labor Law.  Three named plaintiffs, Benedetto LaMarca, Dolores Guiddy, and Stephen Tedesco, alleged on behalf of a class that our Company failed to pay overtime wages to full-time hourly employees who were either required or permitted to work more than 40 hours per week.

In April 2006, the plaintiffs filed a motion for class certification.  In July 2007, the Court granted the plaintiffs’ motion and certified the class as follows:  All full-time hourly employees of Defendants who were employed in Defendants’ supermarket stores located in the State of New York, for any of the period from June 24, 1998 through the date of the commencement of the action, whom Defendants required or permitted to perform work in excess of 40 hours per week without being paid overtime wages.  In December 2008, the Court approved the Form of Notice, which included an “opt-out” provision and in January 2009, the Plaintiffs mailed the Notice to potential class members and the opt-out deadline expired in March 2009.

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

Interim information on segments is as follows:
	Sales by Category
	For the 12 weeks ended		For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Grocery (1)	$1,310,388	$1,429,161	$3,069,232	$3,368,761
Meat (2)	375,868	391,877	867,350	918,648
Produce (3)	232,023	244,023	546,627	567,895
Total	$1,918,279	$2,065,061	$4,483,209	$4,855,304
(1)	The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.
(2)	The meat category includes meat, deli, bakery and seafood.
(3)	The produce category includes produce and floral.

	For the 12 weeks ended		For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Sales
Fresh	$976,952	$1,042,713	$2,255,521	$2,429,453
Pathmark(1)	816,304	898,655	1,927,705	2,137,878
Gourmet	55,122	56,010	137,994	141,391
Other	69,901	67,683	161,989	146,582
Total sales	$1,918,279	$2,065,061	$4,483,209	$4,855,304

Segment income (loss)
Fresh	10,255	32,768	23,727	74,009
Pathmark(1)	(27,771)	(15,313)	(52,579)	(17,088)
Gourmet	2,371	3,311	8,882	11,430
Other	254	734	991	1,657
Total segment (loss) income	(14,891)	21,500	(18,979)	70,008
Corporate (2)	(28,955)	(14,731)	(76,197)	(59,628)
Reconciling items (3)	(54,921)	(15,335)	(66,193)	(20,782)
Loss from continuing operations	(98,767)	(8,566)	(161,369)	(10,402)
Nonoperating income (loss)	2,177	(7,079)	10,454	(8,954)
Interest expense	(46,135)	(48,559)	(107,307)	(102,807)
Interest and dividend income	9	51	39	92
Loss from continuing operations before income taxes	$(142,716)	$(64,153)	$(258,183)	$(122,071)
(1)	Includes results from Fresh stores that have been subsequently converted to Pathmark stores.
(2)
Represents a $6.0 million decline in corporate and administrative costs, which was more than offset by a $22.6 million increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments.

(3)	Reconciling items, which are not included in segment income, consist of the following:

	For the 12 weeks ended		For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Long-lived asset impairment	$(30,250)	$-	$(35,648)	$-
Net restructuring and other	(9,297)	(1,756)	(13,229)	(2,900)
Real estate related activity	2,179	(11,461)	232	(9,228)
Stock-based compensation	(760)	(1,190)	101	(4,043)
Pension withdrawal costs	-	-	-	(2,445)
Self insurance reserve	(16,152)	-	(16,152)	-
LIFO adjustment	(641)	(928)	(1,497)	(2,166)
Total reconciling items	$(54,921)	$(15,335)	$(66,193)	$(20,782)

The following table presents our segment depreciation and amortization:
	For the 12 weeks ended		For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Segment depreciation and amortization
Fresh	$17,329	$19,152	$40,721	$45,446
Pathmark (1)	19,761	22,925	46,532	53,483
Gourmet	1,951	2,148	4,702	5,049
Other	1,241	1,015	2,904	2,235
Total segment depreciation and amortization	40,282	45,240	94,859	106,213
Corporate	11,236	12,544	27,038	29,359
Total company depreciation and amortization	$51,518	$57,784	$121,897	$135,572

(1)	Includes results from Fresh stores that have been subsequently converted to Pathmark stores.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc.  It should be read in conjunction with our consolidated financial statements and the accompanying notes (“Notes”).  It discusses matters that management considers relevant to understanding the business environment, financial position, results of operations and our Company’s liquidity and capital resources.  These items are presented as follows:

·	Overview – a general description of our business and segment structure.
·	Operating Results – a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
·	Outlook – a discussion of certain trends or business initiatives for the remainder of fiscal 2010 to assist in understanding the business.
·
Results of Operations and Liquidity and Capital Resources – a discussion of results for the 12 weeks ended September 11, 2010 compared to the 12 weeks ended September 12, 2009; results for the 28 weeks ended September 11, 2010 compared to the 28 weeks ended September 12, 2009; and current and expected future liquidity.

·	Critical Accounting Estimates – a discussion of significant estimates made by our management.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia.  Our Company’s business consists strictly of our retail operations, which totaled 428 stores as of September 11, 2010.

We operate in four reportable segments:  Fresh, Pathmark, Gourmet and Other.  The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

OPERATING RESULTS

During the 12 weeks ended September 11, 2010, we continued to experience a shift in consumer spending behavior towards our existing competitors, as well as non-traditional competitors who have increased their food offerings.  Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 6.6% this quarter and 6.9% year-to-date.  As a result, our operating results were significantly below those of the prior year and our expectations.

Highlights of our operating results for our four reportable segments were as follows:

Fresh
(A&P, Waldbaum’s and SuperFresh)

In our Fresh segment, we continued to experience a decline in sales compared to the prior year due to decreasing customer count.  This decline is attributable to increased competition, particularly in alternative channels due to the expansion of food offerings in wholesale clubs, supercenters, and drug stores. We believe that customers’ negative value perception combined with negative in-store experiences contributed to a shift in market share to our competitors.

In response, we launched the New Lower Price Project in April with robust radio, television, and signage programs to address the decline in sales resulting from decreased customer count.  The initial phase of this project enhanced our offerings and prices within the center store.  The second phase of this project is currently underway, which includes a comprehensive overhaul of our perishable food departments’ pricing.

Pathmark

In our Pathmark and Pathmark Sav-A-Center stores, we continued to experience declining sales attributable to declining customer count versus the prior year. We launched Project MMX, a redesign of the customer experience that includes updating the stores, improving customer service and updating our merchandising mix and prices in the first quarter of fiscal 2010.  This initiative is intended to combat external forces such as new competition and enhanced offers from multiple channels, including non-traditional competitors in New York City’s urban trading areas, which have had a significant effect on our stores.

Gourmet
(The Food Emporium)

Our Gourmet stores located in Manhattan, New York continued to deliver industry-leading results despite a decline in comparable store sales, scheduled cash rent increases and increased utility costs, which contributed to a reduced segment income over prior year.

Other
(Food Basics, Best Cellars and A&P Liquors)

During our second quarter, our Food Basics segment experienced a decrease in comparable store sales and related gross margin, as well as year-over-year increases in operating costs, primarily relating to labor and occupancy costs attributable to scheduled rent increases.

Our Wine, Beer and Spirits businesses continued to perform well with a year-over-year increase in segment income attributable primarily to positive comparable stores sales.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to:  various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers.  Refer to PART II.  ITEM 1A – Risk Factors included in this quarterly report on Form 10-Q and our Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

OUTLOOK

On July 23, 2010, our Company announced an operational and revenue-driven turnaround strategy designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term.

The five key elements of our turnaround plan are:

·                     Install a strong management team;
·     Implement new financing initiatives to augment our second quarter liquidity of $181 million;
·                     Lower structural and operating costs;
·     Improve our Company’s customer value proposition through merchandising; and
·                     Enhance the customer experience and drive clear brand identity.

During our second quarter, we completed our senior-level management team, who are fully engaged in driving our turnaround.

As part of our plan, we have closed 25 non-productive stores.  We also signed an agreement on September 3, 2010 for the sale of seven non-core stores in Connecticut for $22.8 million expected to close in early November.  We continue to pursue additional financing initiatives including a new term loan, sale-leaseback transactions and sales of additional non-core assets, as well as reviewing our store portfolio for additional opportunities.  However, there is uncertainty regarding whether our Company can complete all or a portion of these efforts and, if these do not occur, there is substantial doubt about our Company’s ability to continue as a going concern.

We continue to pursue collaborative improvements under our existing contracts with our business partners, such as C&S Wholesale Grocers, Inc. (“C&S”).  We are partnering with C&S to rationalize our supply chain to ensure that the structure of the distribution network is more closely aligned with the needs of our business.  We anticipate that this will result in significant cost savings by fiscal 2011 and will provide the foundation for our continued discussions with C&S, but there can be no assurance that these efforts will be successful or will result in any savings or improvements.

We believe that we have good relationships with our labor union partners and continue to engage them in discussions about working collaboratively to address contract issues impacting our Company through our turnaround plan.  We have two open labor union contracts and four labor union contracts that cover approximately 1,780 employees that are scheduled to expire in fiscal 2010 and, therefore, are subject to negotiation.  We cannot assure our stakeholders that our labor negotiations will conclude successfully or that work stoppage or labor disturbances will not occur.

While reversing negative consumer trends is a very difficult process and the timing and success of these measures cannot be assured, we anticipate that our initiatives to lower retail prices and improve our customers’ shopping experience will reverse the decreasing customer count and related sales decline that we have been experiencing.

Our future performance is subject to uncertainties and other risk factors that could have a negative impact on our business and cause actual results to differ materially from our expectations.  Refer to Part II. - Item 1A and the section of our Form 10-K entitled “Risk Factors” for a description of our Risk Factors.

RESULTS OF CONTINUING OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial information presents the results related to our operations of discontinued businesses separate from the results of our continuing operations.  The discussion and analysis that follows focuses on continuing operations.  All amounts are in millions, except share, per share amounts and where otherwise noted.

12 WEEKS ENDED SEPTEMBER 11, 2010 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 12, 2009

OVERALL
The following table summarizes our results of operations for the 12 weeks ended September 11, 2010 compared to the 12 weeks ended September 12, 2009:

	12 Weeks Ended September 11, 2010	12 Weeks Ended September 12, 2009	Favorable (Unfavorable) Dollar Change	% Change
	(in millions, except percentages)

Sales	$1,918.3	$2,065.1	$(146.8)	(7.1)%
Decrease in comparable store sales	(6.6)%	(3.8)%	NA	NA
Loss from continuing operations	$(142.8)	$(62.2)	$(80.6)	>100%
Loss from discontinued operations	$(10.9)	$(18.1)	$7.2	39.8%
Net loss	$(153.7)	$(80.3)	$(73.4)	(91.4)%
Net loss per share – basic	$(2.94)	$(1.52)	$(1.42)	(93.4)%
Net loss per share – diluted	$(2.95)	$(3.74)	$0.79	21.1%

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$7.7	$64.6	$(56.9)	(88.1)%
_______________________________________________________
(1)                 For an explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA, refer to the discussion under “Non-GAAP Financial Measures - Adjusted EBITDA” that follows.

Average weekly sales per supermarket were approximately $391,500 for the second quarter of fiscal 2010 versus $416,700 for the corresponding period of the prior year, a decrease of 6%, primarily due to the overall decline in our sales resulting from decreased customer counts due to increased competition and negative value perception of our stores.

SALES

	For the 12 weeks ended
	Sept. 11, 2010	Sept. 12, 2009
	(in thousands)
Fresh	$976,952	$1,042,713
Pathmark	816,304	898,655
Gourmet	55,122	56,010
Other	69,901	67,683
Total sales	$1,918,279	$2,065,061

Sales decreased from $2,065.1 million for the 12 weeks ended September 12, 2009 to $1,918.3 million for the 12 weeks ended September 11, 2010, primarily due to a decrease in comparable stores sales and store closures, partially offset by sales from new stores.  The overall decline in comparable store sales was primarily caused by a decrease in customer count.  The decrease in sales in our Fresh segment of $65.8 million was primarily related to a decline in the comparable store sales of $56.4 million and store closures of $9.4 million.  The decrease in sales in our Pathmark segment of $82.4 million was primarily due to a decline in comparable store sales of $77.6 million and store closures of $6.2 million, partially offset by an increase in sales from new stores of $1.4 million.   Sales generated by our Gourmet segment declined by $0.9 million, primarily due to a decline in comparable store sales.  The sales increase of $2.2 million, or 3.3%, in our Other segment, representing Food Basics and Wine, Beer & Spirits, was primarily driven by increased sales generated by our Food Basics business, and was primarily attributable to increased new store sales of $4.6 million, partially offset by a decline in comparable store sales of $2.0 million and store closures of $0.3 million.

GROSS MARGIN
Gross margin of $562.7 million decreased 86 basis points as a percentage of sales to 29.33% for the second quarter of fiscal 2010 from gross margin of $623.4 million or 30.19% for the second quarter of fiscal 2009, reflecting lower margins from our Fresh, Pathmark and Gourmet segments, partially offset by improved margin rate from our Other Segment driven by our Food Basics business.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total Company	$(44.3)	$(16.4)	$(60.7)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $631.2 million or 32.91% as a percentage of sales for the second quarter of fiscal 2010, as compared to $631.9 million or 30.60% as a percentage of sales for the second quarter of fiscal 2009.

SG&A expenses for the second quarter of fiscal 2010 included (i) net restructuring and other costs of $9.3 million, or 49 basis points, (ii) self insurance reserve adjustments of $16.2 million, or 84 basis points, and (iii) stock-based compensation expense of $0.8 million, or 4 basis points. These costs were partially offset by net real estate gains of $2.2 million, or 11 basis points.

SG&A expenses for the second quarter of fiscal 2009 included (i) stock-based compensation costs of $1.2 million, or 6 basis points, (ii) net real estate related costs of $11.5 million, or 56 basis points, and (iii) net restructuring and other costs of $1.7 million, or 9 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 175 basis points during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, primarily due to lower sales leverage on fixed costs, including increased labor costs of 103 basis points, increased occupancy related costs of 52 basis points.  In addition, corporate and banner administrative expenses increased by $9.6 million, or 58 basis points, as the decline in corporate and administrative costs was more than offset by an increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs.  These increases were partially offset by decreased advertising costs of 18 basis points.

During the 12 weeks ended September 11, 2010 and September 12, 2009, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $0.6 million and $2.6 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred during the second quarter of fiscal 2010 that required us to test the related long-lived assets for potential impairment.  As a result of our testing, we recorded impairment charges relating to Pathmark aggregating $6.6 million, primarily attributable to land and buildings.  Refer to Note 5 to our Consolidated Financial Statements – Valuation of Long-Lived Assets for additional information.

In August 2010, we announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround.  The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores.  The store closures are expected to be completed in our Company’s fiscal third quarter.  As a result, we recorded an impairment charge of $23.7 million during the 12 weeks ended September 11, 2010.

We considered whether there have been any triggering events requiring an interim impairment test of our goodwill and other intangible assets in the second quarter and concluded that an impairment analysis was not required; however, we will continue to monitor actual results and projections, and if we experience a continued decline in operations, an impairment charge may be required in the future.

SEGMENT (LOSS) INCOME

	For the 12 weeks ended
	Sept. 11, 2010	Sept. 12, 2009
	(in thousands)
Fresh	$10,255	$32,768
Pathmark	(27,771)	(15,313)
Gourmet	2,371	3,311
Other	254	734
Total segment (loss) income	$(14,891)	$21,500

Segment income decreased $36.4 million from income of $21.5 million for the 12 weeks ended September 12, 2009 to a loss of $14.9 million for the 12 weeks ended September 11, 2010.  Our Fresh and Pathmark segments experienced segment income declines of $22.5 million and $12.5 million, respectively, primarily attributable to declines in sales and lower gross margins, partially due to higher promotional spending and reductions in everyday prices for these segments, partially offset by reduced labor, operating and occupancy expenses.  Segment income from our Gourmet business declined by $0.9 million, primarily due to a decline in sales and gross margins.  Segment income for our Other segment, representing Food Basics and Wine, Beer and Spirits, declined by $0.5 million, as the improved sales and gross margin from our Food Basics business were more than offset by increased labor and occupancy expenses.  Refer to Note 19 – Reportable Segments for further discussion of our reportable operating segments.

ADJUSTED EBITDA
Adjusted EBITDA declined $56.9 million from $64.6 million for the 12 weeks ended September 12, 2009 to $7.7 million for the 12 weeks ended September 11, 2010, primarily due to the $36.4 million decline in operations (refer to the above Segment (Loss) Income discussion).

Our management uses Adjusted EBITDA as a supplemental non-GAAP financial measure.  Refer to Non-GAAP Financial Measures-Adjusted EBITDA discussion that follows for further description and reconciliations to the appropriate GAAP financial measures.

NONOPERATING INCOME
During the second quarter of fiscal 2010 and 2009, we recorded a favorable adjustment of $2.2 million and an unfavorable adjustment of $7.1 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $46.1 million for the second quarter of fiscal 2010 decreased from the prior year expense of $48.5 million, primarily due to a smaller discount rate adjustment used to revalue our GHI contractual obligation resulting in a decrease in this expense of $4.7 million, and a decrease of $1.2 million relating to preferred stock issuance costs and interest expense. These net decreases were partially offset by a $3.4 million increase in interest expense and bond issuance cost amortization recorded during the second quarter of fiscal 2010 relating to our $260 million 11.375% senior secured notes due 2015 that were issued in August 2009.

INCOME TAXES
The provision for income taxes from continuing operations for the second quarter of fiscal 2010 was $0.1 million, compared to the benefit of $2.0 million for the second quarter of fiscal 2009.  Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 0.07% and 3.1%, for the 12 weeks ended September 11, 2010 and September 12, 2009, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, the increase in our valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
The loss from operations of discontinued businesses, net of tax, for the second quarter of fiscal 2010 of $10.9 million decreased from a loss of $18.1 million for the second quarter of fiscal 2009, primarily due to the fact that there were no occupancy charges recorded in the second quarter of fiscal 2010 as compared to last year’s second quarter, which was partially offset by self insurance reserve adjustments.

28 WEEKS ENDED SEPTEMBER 11, 2010 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 12, 2009

OVERALL
The following table summarizes our results of operations for the 28 weeks ended September 11, 2010 compared to the 28 weeks ended September 12, 2009:

	28 Weeks Ended September 11, 2010	28 Weeks Ended September 12, 2009	Favorable (Unfavorable) Dollar Change	% Change
	(in millions, except percentages)

Sales	$4,483.2	$4,855.3	$(372.1)	(7.7)%
Decrease in comparable store sales	(6.9)%	(3.6)%	NA	NA
Loss from continuing operations	$(258.4)	$(120.5)	$(137.9)	>100%
Loss from discontinued operations	$(17.9)	$(25.0)	$7.1	28.4%
Net loss	$(276.3)	$(145.5)	$(130.8)	(89.9)%
Net loss per share – basic	$(5.34)	$(2.76)	$(2.58)	(93.5)%
Net loss per share – diluted	$(15.66)	$(7.09)	$(8.57)	(120.9)%

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$26.7	$146.0	$(119.3)	(81.7)%
_______________________________________________________
(1)                   For an explanation of Adjusted EBITDA and a reconciliation of Net Loss to Adjusted EBITDA, refer to the discussion under “Non-GAAP Financial Measures - Adjusted EBITDA” that follows.

Average weekly sales per supermarket were approximately $392,400 for the 28 weeks ended September 11, 2010 versus $419,000 for the corresponding period of the prior year, a decrease of 6.3%, primarily due to the overall decline in our sales resulting from decreased customer counts due to increased competition and negative value perception of our stores.

SALES

	For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009
	(in thousands)
Fresh	$2,255,521	$2,429,453
Pathmark	1,927,705	2,137,878
Gourmet	137,994	141,391
Other	161,989	146,582
Total sales	$4,483,209	$4,855,304

Sales decreased from $4,855.3 million for the 28 weeks ended September 12, 2009 to $4,483.2 million for the 28 weeks ended September 11, 2010, primarily due to a decrease in comparable stores sales and store closures, partially offset by sales from new stores.  The overall decline in sales was primarily caused by a decrease in customer count.  The decrease in sales in our Fresh segment of $174.0 million was primarily related to a decline in the comparable store sales of $149.4 million and store closures of $24.6 million.  The decrease in sales in our Pathmark segment of $210.2 million was primarily due to a decline in comparable store sales of $190.7 million and store closures of $31.4 million, partially offset by an increase in sales from new stores of $11.9 million.   Sales generated by our Gourmet segment declined by $3.4 million, primarily due to a decline in comparable store sales.  The sales increase of $15.4 million, or 10.5%, in our Other segment, representing Food Basics and Wine, Beer & Spirits, was primarily driven by increased sales generated by our Food Basics business, and was primarily attributable to increased new store sales of $18.5 million, partially offset by a decline in comparable store sales of $2.5 million and store closures of $0.6 million.

GROSS MARGIN
Gross margin of $1,326.5 million decreased 65 basis points as a percentage of sales to 29.59% for the 28 weeks ended September 11, 2010, from gross margin of $1,468.2 million or 30.24% for the 28 weeks ended September 12, 2009, reflecting lower margins from our Fresh, Pathmark and Gourmet segments, partially offset by improved margin rate from our Other Segment driven by our Food Basics business.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the 28 weeks ended September 12, 2009 to the 28 weeks ended September 11, 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total Company	$(112.5)	$(29.2)	$(141.7)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $1,452.2 million or 32.39% as a percentage of sales for the 28 weeks ended September 11, 2010, as compared to $1,478.6 million or 30.45% as a percentage of sales for the 28 weeks ended September 12, 2009.

SG&A expenses for 28 weeks ended September 11, 2010 included (i) net restructuring and other costs of $13.2 million, or 30 basis points and (ii) self insurance reserve adjustments of $16.2 million, or 36 basis points.  These costs were partially offset by net stock-based compensation related income of $0.1 million, or 0.2 basis points, primarily due to forfeitures, and  net real estate related gains of $0.2 million, or 0.5 basis points.

SG&A expenses for the 28 weeks ended September 12, 2009 included (i) stock-based compensation costs of $4.0 million, or 8 basis points, (ii) net real estate related costs of $9.2 million, or 19 basis points, (iii) net restructuring and other costs of $2.9 million, or 6 basis points and (iv) pension withdrawal costs of $2.4 million, or 5 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 167 basis points during the 28 weeks ended September 11, 2010, as compared to the 28 weeks ended September 12, 2009, primarily due to lower sales leverage on fixed costs, including increased labor costs of 94 basis points, and increased occupancy related costs of 46 basis points.   In addition, corporate and banner administrative expenses increased by $13.9 million, or 42 basis points, as the decline in corporate and administrative costs was more than offset by an increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs.

During the 28 weeks ended September 11, 2010 and September 12, 2009, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $1.1 million and $3.7 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
As a result of experiencing cash flow losses within certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment during both our first and second quarters of fiscal 2010.  As a result, for the 28 weeks ended September 11, 2010, we recorded an impairment charge of $12.0 million to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $52.1 million to their fair value of $40.1 million.  These impairment charges, $11.1 million of which related to Pathmark and $0.9 million of which related to SuperFresh, were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations.  Refer to Note 5 to our Consolidated Financial Statements - Valuation of Long-Lived Assets for additional information.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. The store closures are expected to be completed in our Company’s fiscal third quarter. As a result, we recorded an impairment charge of $23.7 million during the 28 weeks ended September 11, 2010.

During the first quarter of fiscal 2010, we concluded that an interim triggering event had occurred requiring us to test the goodwill of the reporting units comprising our Fresh segment for impairment.  (The Pathmark reporting unit does not have goodwill).  We determined that a triggering event did not occur for our Gourmet and Other reportable segments, since the operating results of these reporting units have been largely consistent with our expectations.  As a result of our testing, we concluded that no goodwill impairment was required.   During the first quarter, we also performed interim impairment testing of our intangible assets recorded within our Pathmark reporting unit and concluded that no impairment was required.  We considered whether there have been any triggering events requiring an interim impairment test of our goodwill and other Intangible Assets in the second quarter and concluded that an impairment analysis was not required; however, we will continue to monitor actual results and projections, and if we experience a continued decline in operations, an impairment charge may be required in the future. Refer to Note 3 to our Consolidated Financial Statements – Goodwill and Other Intangible Assets for additional information.

SEGMENT (LOSS) INCOME

	For the 28 weeks ended
	Sept. 11, 2010	Sept. 12, 2009
	(in thousands)
Fresh	$23,727	$74,009
Pathmark	(52,579)	(17,088)
Gourmet	8,882	11,430
Other	991	1,657
Total segment (loss) income	$(18,979)	$70,008

Segment income decreased $89.0 million from income of $70.0 million for the 28 weeks ended September 12, 2009 to a loss of $19.0 million for the 28 weeks ended September 11, 2010.  Our Fresh and Pathmark segments experienced segment income declines of $50.3 million and $35.5 million, respectively, primarily attributable to declines in sales and lower gross margins, partially due to higher promotional spending and reductions in everyday prices for these segments, partially offset by reduced labor, operating and occupancy expenses.  Segment income from our Gourmet business declined by $2.5 million, primarily due to a decline in sales and gross margins.  Segment income for our Other segment, representing Food Basics and Wine, Beer and Spirits, declined by $0.7 million, as the improved sales and gross margin from our Food Basics business were more than offset by increased labor and occupancy expenses.  Refer to Note 19 – Reportable Segments for further discussion of our reportable operating segments.

ADJUSTED EBITDA
Adjusted EBITDA declined $119.3 million from $146.0 million for the 28 weeks ended September 12, 2009 to $26.7 million for the 28 weeks ended September 11, 2010, primarily due to the $89.0 million decline in operations (refer to the above Segment (Loss) Income discussion).

Our management uses Adjusted EBITDA as a supplemental non-GAAP financial measure.  Refer to Non-GAAP Financial Measures-Adjusted EBITDA discussion that follows for further description and reconciliations to the appropriate GAAP financial measures.

NONOPERATING INCOME
During the 28 weeks ended September 11, 2010 and 28 weeks ended September 12, 2009, we recorded a favorable adjustment of $10.4 million and an unfavorable adjustment of $9.0 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $107.3 million for the 28 weeks ended September 11, 2010 increased from the prior year expense of $102.7 million, primarily due to $13.3 million of incremental interest expense and bond issuance cost amortization recorded during the 28 weeks ended September 11, 2010 relating to our $260 million 11.375% senior secured notes due 2015 that were issued in August 2009.  This increase in interest expense was partially offset by a $2.0 million of reduced interest expense relating to bank borrowings, as a result of our repayment of a portion of our variable debt using proceeds from the August 2009 offerings of senior notes and preferred stock.  In addition, during the 28 weeks ended September 11, 2010, interest expense attributable to our GHI contractual obligation was $6.4 million lower than the 28 weeks ended September 12, 2009, primarily due to a smaller discount rate adjustment used to revalue this obligation during the quarter, which is derived each period from published zero-coupon AA corporate bond yields.

INCOME TAXES
The provision for income taxes from continuing operations for the 28 weeks ended September 11, 2010 was $0.2 million, compared to the benefit of $1.6 million for 28 weeks ended September 12, 2009.  Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 0.09% and 1.3%, for the 28 weeks ended September 11, 2010 and September 12, 2009, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, the increase in our valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
The loss from operations of discontinued businesses, net of tax, for the 28 weeks ended September 11, 2010 of $18.0 million decreased from a loss of $25.0 million for the 28 weeks ended September 12, 2009, primarily due to the fact that there were no occupancy charges recorded in the second quarter of fiscal 2010, which was partially offset by higher self insurance reserve charges.

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA
We present the non-GAAP financial measure of “Adjusted EBITDA” as a supplemental measure in the financial information made available, as it is among the primary measures used by our management to monitor and evaluate our liquidity and the performance of our business, as well as for the planning and forecasting of future periods.  In addition, we use performance targets based on our Adjusted EBITDA in determining our employees’ incentive compensation and performance-based stock-based compensation.  We believe that the presentation of this measure is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by our management.

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

The following tables reconcile “Net loss” as set forth in our Consolidated Statements of Operations and “Net cash (used in) provided by operating activities” as set forth in our Consolidated Statements of Cash Flows prepared in accordance with GAAP to the non-GAAP measure of “Adjusted EBITDA” (in thousands):

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net Loss	$(153,674)	$(80,309)	$(276,317)	$(145,469)
Loss from discontinued operations	10,853	18,150	17,889	25,006
Provision for income taxes	105	(1,994)	245	(1,608)
Interest expense, net	46,126	48,508	107,268	102,715
Depreciation and amortization	51,518	57,784	121,897	135,572
EBITDA	(45,072)	42,139	(29,018)	116,216
Adjustments:
Long-lived asset impairment	30,250	-	35,648	-
Net restructuring and other	9,297	1,756	13,229	2,900
Real estate related activity	(2,179)	11,461	(232)	9,228
Stock-based compensation	760	1,190	(101)	4,043
Pension withdrawal costs	-	-	-	2,445
LIFO adjustment	641	928	1,497	2,166
Self insurance reserve	16,152	-	16,152	-
Nonoperating (income) loss	(2,177)	7,079	(10,454)	8,954
Total adjustments to EBITDA	52,744	22,414	55,739	29,736
Adjusted EBITDA	$7,672	$64,553	$26,721	$145,952

Reconciliation of Net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA
	12 Weeks Ended		28 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net cash (used in) provided by operating activities	$(36,158)	$24,184	$(94,423)	$21,226
Long-lived asset impairment	(30,902)	(2,683)	(36,792)	(3,739)
Nonoperating income (loss)	2,177	(7,079)	10,454	(8,954)
Net interest expense	46,126	48,508	107,268	102,715
Non-cash interest expense	(10,473)	(14,516)	(23,258)	(27,393)
Asset disposition initiatives	-	(10,010)	(4)	(8,998)
Occupancy charges for normal store closures	-	(17,114)	(466)	(18,374)
Gain on disposal of owned property	2,832	324	1,807	3,580
Amortization of deferred real estate income	1,041	1,331	2,412	2,835
Loss from operations of discontinued operations	10,853	18,150	17,968	25,006
Benefit from (provision for) income taxes	105	(1,994)	245	(1,608)
Pension withdrawal costs	-	-	-	(2,445)
Self insurance reserve	(21,661)	(1,613)	(21,661)	(1,613)
Employee benefit related costs	(4,748)	-	(6,713)	-
LIFO adjustment	(641)	(928)	(1,497)	(2,166)
Stock compensation (expense) income	(760)	(1,190)	101	(4,043)
Changes in working capital	(22,347)	(27,707)	(26,285)	(16,317)
Other assets	1,575	7,715	2,799	9,928
Other non-current liabilities	17,839	26,887	38,928	47,916
Other, net	70	(126)	99	(1,340)
EBITDA	(45,072)	42,139	(29,018)	116,216
Adjustments:
Long-lived asset impairment	30,250	-	35,648	-
Net restructuring and other	9,297	1,756	13,229	2,900
Real estate related activity	(2,179)	11,461	(232)	9,228
Stock-based compensation	760	1,190	(101)	4,043
Pension withdrawal costs	-	-	-	2,445
LIFO adjustment	641	928	1,497	2,166
Self insurance reserve	16,152	-	16,152	-
Nonoperating (income) loss	(2,177)	7,079	(10,454)	8,954
Total adjustments to EBITDA	52,744	22,414	55,739	29,736
Adjusted EBITDA	$7,672	$64,553	$26,721	$145,952

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

	For the 28 Weeks Ended
	September 11, 2010	September 12, 2009
Net cash (used in) provided by operating activities	$(94,423)	$21,226
Net cash used in investing activities	$(29,496)	$(38,334)
Net cash (used in) provided by financing activities	$(34,164)	$189,527

Net cash used in operating activities increased by $115.6 million during the 28 weeks ended September 11, 2010 as compared to 28 weeks ended September 12, 2009, primarily due to lower sales and the related margin income, as reflected in our $140.3 million increase in net loss adjusted by non-cash charges, and our decrease in working capital of $10.0 million.

Net cash used in investing activities decreased by $8.8 million during the 28 weeks ended September 11, 2010 as compared to 28 weeks ended September 12, 2009, primarily due to the absence of $5.9 million in proceeds from the sale of a joint venture and $2.2 million in proceeds from maturities of marketable securities that were received during the 28 weeks ended September 12, 2009, which was offset by a $5.4 million increase in proceeds from disposal of property, $4.9 million in proceeds from flood insurance, and a $6.6 million decrease in expenditures for property.  Property expenditures during the 28 weeks ended September 11, 2010 totaled $43.4 million, which relates to one off-site replacement and one remodel, as compared to $50.0 million during the 28 weeks ended September 12, 2009, which included four additions, five remodels and four conversions.

Net cash used in financing activities increased $223.7 million during the 28 weeks ended September 11, 2010 as compared to 28 weeks ended September 12, 2009, primarily due to the absence of the proceeds from issuance of long-term debt of $253.2 million, proceeds from issuance of preferred stock of $175.0 million, increased book overdrafts of $9.9 million, and $7.0 million in dividend payments on preferred stock made during the first quarter of fiscal 2010. These amounts were partially offset by an increase in proceeds under our revolving lines of credit of $162.2 million, a $37.6 million decrease in net principal payments on revolving lines of credit during the 28 weeks ended September 12, 2009 and decreased amounts paid for deferred financing fees of $22.6 million.

Working Capital
We had negative working capital of $141.5 million at September 11, 2010, compared to positive working capital of $201.3 million at February 27, 2010.  We had cash and cash equivalents aggregating $94.3 million at September 11, 2010 (which includes cash in-transit and cash used in our stores), compared to $252.4 million at February 27, 2010.  The decrease in working capital was primarily attributable to the following:

·       A decrease in cash and cash equivalents, as detailed in our Consolidated Statements of Cash Flows and
·       An increase in the current portion of our long-term debt, representing our obligation relating to our 5.125% Convertible Senior Notes, due June 15, 2011.

Debt Obligations
Our total long-term debt was $1,001.9 million and $990.6 million at September 11, 2010 and February 27, 2010, respectively.  The current portion of our long-term debt increased from $0.2 million at February 27, 2010 to $169.7 million at September 11, 2010, primarily due to the current classification of our $165.0 million 5.125% Convertible Senior Notes due June 15, 2011, that have a carrying value of $159.4 million at September 11, 2010.

At September 11, 2010, we had the following availability under our amended $655.0 million Credit Agreement and other resources, available to reduce our obligations or use in our future operations:

	Amount	Expiration Date
Amended $655.0 million Credit Agreement	$655,000	December 2012
Borrowing base collateral adjustment	(142,138)
Available for borrowing	512,862 (1)
Loans outstanding	(133,800)
Letters of credit outstanding	(197,740)
Net available borrowings at September 11, 2010	$181,322

Invested cash	$137 (2)
_______________________________
(1)                 The availability under the Credit Agreement is limited to the value assigned to the collateral supporting the Credit Agreement.
(2)                 The remainder of our cash is in-transit or is used in our stores for operations.

Based on information available to us, as of the date of this report, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

As previously stated, our Company announced a comprehensive operational and revenue-driven turnaround plan designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term.  As part of this effort, we signed an agreement on September 3, 2010 for the sale of seven non-core stores in Connecticut for $22.8 million expected to close in early November.  We continue to pursue additional financing initiatives to augment our Company’s liquidity, including a new term loan, sale-leaseback transactions and sales of additional non-core assets, as well as reviewing our store portfolio for additional opportunities in order to meet our liquidity needs for the next twelve months, including the debt maturity of $165.0 million on June 15, 2011.  However, there is uncertainty regarding whether our Company can complete all or a portion of these efforts and, if these do not occur, there is substantial doubt about our Company’s ability to continue as a going concern.

Our existing corporate rating with Moody’s Investors Service (“Moody’s”) is Caa2 with a negative outlook.  Our senior unsecured debt is rated Caa3, our senior secured notes are rated Caa1 and our liquidity rating is SGL-4.  Our corporate credit rating with Standard & Poor’s Ratings Group (“S&P”) is CCC with a negative outlook.  Our senior unsecured debt is rated CC, and our recovery rating is 6, indicating that unsecured bond holders can expect a negligible (0%-10%) recovery in the event of a payment default.  Our senior secured notes are rated CCC, with a recovery rating of 4, indicating that lenders can expect an average recovery (30%-50%) in the event of a payment default. Our convertible preferred stock is rated CC.  Given these current ratings, the availability and cost of financing to our Company could be adversely affected.

Redeemable Preferred Stock
On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG (“Tengelmann”) and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC (“Yucaipa”), together referred to as the “Preferred Stock,” for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock issuance was classified within temporary stockholders equity in our Consolidated Balance Sheets as of September 11, 2010 and February 27, 2010.  The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.

If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%.  During the 12 and 28 weeks ended September 11, 2010, we paid cash Preferred Stock dividends of nil and $7.0 million, respectively.

Share Lending Agreements
We currently have 5,634,002 of loaned shares outstanding under our share lending agreements with financial institutions, which were sold to investors on December 18, 2007 to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes.  Any shares we loan are considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as a prepaid forward contract and, accordingly, shares underlying this contract, except as described below, are removed from the computation of basic and dilutive earnings per share.

On September 15, 2008, Lehman and certain of its subsidiaries, including, Lehman Europe filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  Lehman Europe is party to a 3,206,058 share lending agreement with our Company.  Due to the circumstances of the Lehman Bankruptcy, we have recorded these loaned shares as issued and outstanding effective September 15, 2008, for purposes of computing and reporting our Company’s basic and diluted weighted average shares and earnings per share.

During the first quarter of fiscal 2010, we adopted the new accounting guidance for accounting for one’s own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing, which requires share lending arrangements to be measured at fair value and recognized as a debt issuance cost, and amortized using the effective interest method over the life of the financing arrangement as interest cost.  The loaned shares are excluded from basic and diluted earnings per share, unless a default occurs.  When a default becomes probable, expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized.  This guidance is effective beginning with our fiscal 2010, with retrospective application required.  The fair values of our share lending agreements with the Bank of America and Lehman Europe were immaterial at inception.  Our share lending arrangement with Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company, is subject to this default provision guidance as a result of their September 15, 2008 bankruptcy filing.  In connection with Lehman Europe’s default, during the first quarter of fiscal 2010, we recorded a retrospective adjustment of $28.3 million to our third quarter of fiscal 2008 financial statements by charging “Store operating, general and administrative expense” and crediting “Additional paid-in-capital”, which represents the fair value of the unreturned shares at September 15, 2008.  This expense is reflected in our Consolidated Balance Sheets as of February 27, 2010 and September 11, 2010 as an adjustment to the opening “Accumulated deficit” and “Additional paid-in capital”.  We have been including the loaned shares in our Company’s basic and diluted earnings per share since September 15, 2008.

Other
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million.  During the second quarter of fiscal 2010, we received notification that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal. The impact of the mass withdrawal to our Company is not currently estimable, therefore no adjustment has been recorded in our consolidated financial statements. We may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future.  This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the “Assigned Leases”) for which we generally remained secondarily liable.  As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation.  As of September 11, 2010, 179 Assigned Leases remain in place.  Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $547.0 million, which could be partially or totally offset by reassigning or subletting these leases.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 27, 2010.  There have been no significant changes in these policies during the 28 weeks ended September 11, 2010.

As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment during both our first and second quarters of fiscal 2010.  As a result, for the 12 and 28 weeks ended September 11, 2010, we recorded impairment charges of $6.6 million and $12.0 million, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $22.0 million to their fair value of $15.4 million for the 12 weeks ended September 11, 2010.  The impairment charge of $6.6 million during the 12 weeks ended September 11, 2010 all related to Pathmark. The impairment charge of $12.0 million recorded during the 28 weeks ended September 11, 2010 all related to Pathmark with the exception of $0.9 million which related to SuperFresh. These amounts were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations.  Refer to Note 5 to our Consolidated Financial Statements - Valuation of Long-Lived Assets for additional information.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. The store closures are expected to be completed in the Company’s fiscal third quarter. As a result, we recorded an impairment charge of $23.7 million during the 12 weeks ended September 11, 2010.

During the 12 weeks ended September 11, 2010, our worker’s compensation and general liability reserves increased by $23.2 million ($17.7 million for continuing operations and $5.5 million for discontinued operations), primarily due to a change in estimate of approximately $21.6 million related to the negative development of prior year claims of approximately $17.7 million and the related state assessments for such claims of approximately $3.9 million. These estimates are determined by actuarial projections of losses. There have been no other significant adjustments to our estimate and while we expect the estimates may change in the future due to the reasons previously stated, we believe our current liability is adequate.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK
Market risk represents the risk of loss from adverse market changes that may impact our consolidated financial position, results of operations or cash flows.  Among other possible market risks, we are exposed to interest rate risk.  From time to time, we may enter hedging agreements in order to manage risks incurred in the normal course of business.

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations.  As of September 11, 2010, we do not have cash flow exposure due to rate changes on $868.1 million in aggregate book value of our debt securities because they are at fixed interest rates ranging from 2.25% to 11.375%.  However, we did have cash flow exposure on our committed and uncommitted lines of credit of $133.8 million due to variable interest rates on that debt. Accordingly, during the 12 and 28 weeks ended September 11, 2010,  a presumed 1% change in the variable rate would have impacted interest expense by $0.3 million and $0.7 million, respectively.  A presumed 1% change in the variable rate during the 12 and 28 weeks ended September 12, 2009 would have impacted interest expense by $0.5 million and $1.5 million, respectively.

Foreign Exchange Risk
As of September 11, 2010, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

ITEM 4 – Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of September 11, 2010 pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer and Treasurer, concluded that our Company’s disclosure controls and procedures were effective as of September 11, 2010.

There have been no changes during our Company’s fiscal quarter ended September 11, 2010 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – Legal Proceedings

Refer to Note 18 – Commitments and Contingencies – Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A – Risk Factors

Various risk factors could have a negative effect on our Company’s business, financial position, cash flows and results of operations.  These risk factors include those listed in our Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (the “2010 10-K”), and should be considered in conjunction with the risks and uncertainties that are discussed below. Except as set forth below, there have not been any material changes to the risk factors set forth in the section entitled “Risk Factors” in our 2010 10-K.

Risks Relating to Our Business

·	Failure to execute on our turnaround plan could adversely affect our Company’s liquidity, financial condition and results of operations.

As previously stated, our Company announced a comprehensive operational and revenue-driven turnaround plan designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term.  As part of this effort, we signed an agreement on September 3, 2010 for the sale of seven non-core stores in Connecticut for $22.8 million expected to close in early November.  We continue to pursue additional financing initiatives to augment our Company’s liquidity, including a new term loan, sale-leaseback transactions and sales of additional non-core assets, as well as reviewing our store portfolio for additional opportunities in order to meet our liquidity needs for the next twelve months, including the debt maturity of $165.0 million on June 15, 2011.  However, there is uncertainty regarding whether our Company can complete all or a portion of these efforts and, if these do not occur, there is substantial doubt about our Company’s ability to continue as a going concern.

·	Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

We have substantial indebtedness. As of September 11, 2010, we had total indebtedness of $1,143.1 million, consisting of approximately $133.8 million outstanding under our Credit Agreement, $254.1 million of senior secured notes (net of original issue discount), $613.9 million of other outstanding notes and approximately $141.3 million outstanding under capital lease obligations.  Our indebtedness could have important consequences to our stakeholders.   For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on our indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

If we are unable to meet our debt service obligations, including as a result of any failure to implement our turnaround plan, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain such financing or sell assets on satisfactory terms, or at all.

In addition, at September 11, 2010, we had $133.8 million of variable rate debt. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk and may increase our risk.

·	We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

As of September 11, 2010, we had approximately 43,729 employees, of which approximately 68% are employed on a part-time basis. Over the last few years, increased benefit costs have caused our Company’s labor costs to increase. We cannot assure our stakeholders that our labor costs will not continue to increase, or that such increases can be recovered through increased prices charged to customers.

As of September 11, 2010, approximately 92% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. We believe that we have good relationships with our labor union partners, and we continue to engage them in discussions about working collaboratively to address contract issues impacting our Company through our turnaround plan.  However, there are no assurances that these discussions will be successful.

We are currently negotiating, and expect to negotiate, four labor agreements which in the aggregate will cover approximately 1,780 employees. In each of these negotiations, we expect that rising health care and pension costs will be important issues, as will the nature and structure of work rules. We cannot assure our stakeholders that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. We expect that we would incur additional costs and face increased competition for customers if we experience any work stoppages or labor disturbances, which would adversely affect our financial condition and operating results.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

10.1
Executive Employment Agreement, made and entered into as of the 22nd day of July, 2010, by and between The Great Atlantic & Pacific Tea Company, Inc. and Mr. Sam Martin (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on July 23, 2010)

10.2*	Offer letter entered into as of the 4th day of August, 2010 by and between The Great Atlantic & Pacific Tea Company, Inc. and Thomas O’Boyle

10.3*	Offer letter entered into as of the 8th day of August, 2010 by and between The Great Atlantic & Pacific Tea Company, Inc. and Paul Hertz

10.4*	Offer letter entered into as of the 19th day of August, 2010 by and between The Great Atlantic & Pacific Tea Company, Inc. and Frederic Brace

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

The Great Atlantic & Pacific Tea Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: October 21, 2010	By:	/s/ Melissa E. Sungela
Melissa E. Sungela, Vice President,
Corporate Controller
(Chief Accounting Officer and Duly Authorized Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, Samuel Martin, certify that:

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

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 21, 2010

/s/ Samuel Martin
Samuel Martin
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

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 21, 2010

/s/ Brenda M. Galgano
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer and Treasurer

Exhibit 32

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. ss. 1350)

The undersigned, Samuel Martin, President and Chief Executive Officer of The Great Atlantic & Pacific Tea Company, Inc. (‘‘Company’’), and Brenda M. Galgano, Senior Vice President, Chief Financial Officer and Treasurer of the Company, each hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 11, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Dated: October 21, 2010	/s/ Samuel Martin
Samuel Martin
President and
Chief Executive Officer

Dated: October 21, 2010	/s/ Brenda M. Galgano
Brenda M. Galgano
Senior Vice President,
Chief Financial Officer and Treasurer