Form 10-Q
period 2010-12-04
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-01-13
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 4, 2010

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

As of January 7, 2011, the Registrant had a total of 53,852,470 shares of common stock - $1 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Sales	$1,793,805	$1,962,692	$6,277,014	$6,817,996
Cost of merchandise sold	(1,259,568)	(1,372,108)	(4,416,258)	(4,759,185)
Gross margin	534,237	590,584	1,860,756	2,058,811
Store operating, general and administrative expense	(635,586)	(631,175)	(2,087,826)	(2,109,804)
Goodwill, trademark and long-lived asset impairment	(42,036)	(412,560)	(77,684)	(412,560)
Loss from operations	(143,385)	(453,151)	(304,754)	(463,553)
Nonoperating (loss) income	(213)	(15,944)	10,241	(24,898)
Interest expense, net	(40,038)	(45,718)	(147,306)	(148,433)
Loss from continuing operations before income taxes	(183,636)	(514,813)	(441,819)	(636,884)
Benefit from income taxes	2,953	12,375	2,708	13,983
Loss from continuing operations	(180,683)	(502,438)	(439,111)	(622,901)
Discontinued operations:
Loss from operations of discontinued businesses, net of tax of $0	(18,687)	(57,148)	(36,655)	(82,154)
Gain on disposal of discontinued businesses, net of tax of $0	-	-	79	-
Loss from discontinued operations	(18,687)	(57,148)	(36,576)	(82,154)
Net loss	$(199,370)	$(559,586)	$(475,687)	$(705,055)
Net loss per share – basic:
Continuing operations	$(3.44)	$(9.43)	$(8.45)	$(11.76)
Discontinued operations	(0.34)	(1.07)	(0.68)	(1.55)
Net loss per share – basic	$(3.78)	$(10.50)	$(9.13)	$(13.31)
Net loss per share – diluted:
Continuing operations	$(3.44)	$(12.85)	(32.09)	$(22.36)
Discontinued operations	(0.34)	(1.50)	(2.53)	(3.06)
Net loss per share – diluted	$(3.78)	$(14.35)	$(34.62)	$(25.42)

Weighted average number of common shares outstanding
Basic	53,852,470	53,420,248	53,688,540	53,139,840
Diluted	53,852,470	37,993,212	14,448,398	26,844,195

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

40 Weeks Ended December 4, 2010
Balance as of 2/27/2010, as previously reported	55,868,129	$55,868	$498,144	$(1,003,812)	$(79,403)	$(529,203)
Retrospective adoption of new accounting guidance for own share-lending arrangements	-	-	28,277	(28,277)	-	-
Balance as of 2/27/2010, as adjusted	55,868,129	55,868	526,421	(1,032,089)	(79,403)	(529,203)
Net loss				(475,687)		(475,687)
Beneficial conversion feature accretion on preferred stock			(3,703)			(3,703)
Dividends on preferred stock			(10,631)			(10,631)
Preferred stock financing fees amortization			(1,338)			(1,338)
Other comprehensive income					543	543
Stock options exercised	4,834	5	23			28
Other share based awards	407,451	407	541			948
Balance at end of period	56,280,414	$56,280	$511,313	$(1,507,776)	$(78,860)	$(1,019,043)

40 Weeks Ended December 5, 2009
Balance as of 2/28/2009, as previously reported	57,674,799	$57,675	$464,679	$(127,314)	$(105,147)	$289,893
Retrospective adoption of new accounting guidance for own share-lending arrangements	-	-	28,277	(28,277)	-	-
Balance as of 2/28/2009, as adjusted	57,674,799	57,675	492,956	(155,591)	(105,147)	289,893
Net loss				(705,055)		(705,055)
Other comprehensive loss					(188)	(188)
Beneficial conversion feature related to preferred stock			10,246			10,246
Dividends on preferred stock			(1,599)			(1,599)
Preferred stock financing fees amortization			(209)			(209)
Returned shares under Share Lending Agreement	(1,000,000)	(1,000)	1,000			-
Stock options exercised	10,380	10	33			43
Other share based awards	673,934	674	4,009			4,683
Balance at end of period	57,359,113	$57,359	$506,436	$(860,646)	$(105,335)	$(402,186)

Comprehensive Loss

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Net loss	$(199,370)	$(559,586)	$(475,687)	$(705,055)
Net unrealized (loss) gain on marketable securities, net of tax	-	(95)	-	543
Pension and other post-retirement benefits, net of tax	163	(1,643)	543	(731)
Other comprehensive income (loss), net of tax	163	(1,738)	543	(188)
Total comprehensive loss	$(199,207)	$(561,324)	$(475,144)	$(705,243)

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	Dec. 4, 2010	Feb. 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,411	$252,426
Restricted cash	1,730	1,993
Accounts receivable, net of allowance for doubtful accounts of $5,759 and $8,812 at 12/4/2010 and 2/27/2010, respectively	148,340	166,143
Inventories, net	454,621	467,227
Prepaid expenses and other current assets	46,061	43,374
Total current assets	743,163	931,163
Non-current assets:
Property:
Property owned, net	1,238,831	1,397,971
Property leased under capital leases, net	65,948	89,599
Property, net	1,304,779	1,487,570
Goodwill	110,412	115,197
Intangible assets, net	126,763	147,713
Other assets	138,470	145,574
Total assets	$2,423,587	$2,827,217

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$171,467	$191
Current portion of obligations under capital leases	13,653	13,702
Current portion of real estate liabilities	1,238	4,220
Accounts payable	196,322	227,779
Book overdrafts	50,922	60,465
Accrued salaries, wages and benefits	126,104	145,170
Accrued taxes	35,619	31,802
Other accruals	305,192	246,516
Total current liabilities	900,517	729,845
Non-current liabilities:
Long-term debt	816,830	990,359
Long-term obligations under capital leases	124,714	136,880
Long-term real estate liabilities	418,372	329,363
Deferred real estate income	86,518	87,061
Other financial liabilities	3,705	13,946
Other non-current liabilities	954,182	936,209
Total liabilities	3,304,838	3,223,663

Series A redeemable preferred stock – no par value, $1,000 redemption value; authorized – 700,000 shares;
issued – 175,000 shares	137,792	132,757

Commitments and contingencies (Refer to Note 19)

Stockholders' deficit:
Common stock – $1 par value; authorized – 260,000,000 shares; issued and outstanding – 56,280,414 and 55,868,129 shares at 12/4/2010 and 2/27/2010, respectively	56,280	55,868
Additional paid-in capital	511,313	526,421
Accumulated other comprehensive loss	(78,860)	(79,403)
Accumulated deficit	(1,507,776)	(1,032,089)
Total stockholders’ deficit	(1,019,043)	(529,203)
Total liabilities and stockholders’ deficit	$2,423,587	$2,827,217

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,687)	$(705,055)
Adjustments to reconcile net loss to net cash used in operating activities (see next page)	304,094	762,501
Other changes in assets and liabilities:
Decrease in receivables	17,803	17,946
Decrease (increase) in inventories	10,467	(19,857)
Increase in prepaid expenses and other current assets	(12,968)	(32,943)
Increase in other assets	(10,203)	(7,546)
(Decrease) increase in accounts payable	(29,201)	23,771
Decrease in accrued salaries, wages and benefits, and taxes	(28,977)	(43,887)
Increase in other accruals	44,128	16,145
Increase (decrease) in other non-current liabilities	1,300	(62,777)
Other operating activities, net	(1,020)	693
Net cash used in operating activities	(180,264)	(51,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property	(62,854)	(71,919)
Proceeds from disposal of property	38,186	3,275
Proceeds from flood insurance	6,410	-
Proceeds from sale of joint venture	-	5,914
Decrease in restricted cash	303	222
Proceeds from maturities of marketable securities	-	4,212
Net cash used in investing activities	(17,955)	(58,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	800	253,201
Principal payments on long-term borrowings	(201)	(234)
Proceeds under revolving lines of credit	619,500	39,450
Principal payments on revolving lines of credit	(636,384)	(238,333)
Proceeds under line of credit	-	378
Principal payments on line of credit	-	(4,211)
Proceeds from issuance of preferred stock	-	175,000
Proceeds from long-term real estate liabilities	-	270
Principal payments on long-term real estate liabilities	(980)	(918)
Proceeds from sale-leaseback transaction	89,830	3,000
Principal payments on capital leases	(9,140)	(8,457)
(Decrease) increase in book overdrafts	(9,543)	24,692
Deferred financing fees	(5,206)	(26,515)
Dividends paid on preferred stock	(10,500)	(1,594)
Proceeds from stock options exercised	28	43
Net cash provided by financing activities	38,204	215,772

Net (decrease) increase in cash and cash equivalents	(160,015)	106,467
Cash and cash equivalents at beginning of period	252,426	175,375
Cash and cash equivalents at end of period	$92,411	$281,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$103,640	$92,736
Cash paid during the year for income taxes	$214	$3,342

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)
(Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

	40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009
Depreciation and amortization	$171,841	$191,385
Goodwill, trademark and long-lived asset impairment	78,828	417,726
Self insurance reserve	22,590	1,613
Nonoperating (income) loss	(10,241)	24,898
Non-cash interest expense	27,658	35,101
Stock compensation expense	1,246	4,683
Benefit from deferred income taxes	(3,058)	(12,013)
Pension withdrawal costs	-	2,445
Employee benefit related costs	13,728	4,290
LIFO adjustment	2,139	1,185
Asset disposition initiatives in the normal course of business	-	(2,167)
Asset disposition initiatives relating to discontinued operations	(117)	59,932
Non-cash occupancy charges for stores closed in the normal course of business	7,024	38,589
Gain on disposal of owned property, net	(4,031)	(1,228)
Gain on disposal of discontinued operations	(79)	-
Amortization of deferred real estate income	(3,434)	(3,938)
Total non-cash adjustments to net loss	$304,094	$762,501

See Notes to Consolidated Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 4, 2010 and December 5, 2009, and the Consolidated Balance Sheets at December 4, 2010 and February 27, 2010 of The Great Atlantic & Pacific Tea Company, Inc. (“we,” “our,” “us” or “our Company”) are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2009 Annual Report on Form 10-K.  The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally required in the United States of America. Interim results are not necessarily indicative of results for a full year.

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

Bankruptcy Filing
On December 12, 2010, subsequent to our balance sheet date, our Company and all of our U.S. subsidiaries (the “Filing Subsidiaries” and, together with our Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), case number 10-24549.   Management's decision to make the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management's conclusion in the third quarter that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement our previously announced turnaround strategy.  Our Company’s non-U.S. subsidiaries, which are immaterial on a consolidated basis, were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. See Note 21 - Subsequent Events.

The Debtors are currently operating pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 21 – Subsequent Events; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

Our Company was required to apply the FASB’s provisions of Reorganizations effective on December 12, 2010, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy Filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the year ending February 26, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities.  As discussed in Note 8 - Indebtedness and Other Financial Liabilities, currently both the Credit Facility and Secured Senior Notes totaling $370.3 million have priority over the unsecured creditors of our Company; however our Company continues to evaluate creditors' claims for other claims that may also have priority over unsecured creditors.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The accompanying consolidated financial statements do not reflect any adjustments relating to the classification of assets or liabilities as a result of adopting the requirements of bankruptcy accounting. In addition, these accompanying consolidated financial statements do not reflect any adjustments of the carrying value of assets and liabilities which may result from any plan of reorganization adopted by our Company.

Significant Accounting Policies
A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 27, 2010.  There have been no significant changes in these policies during the 40 weeks ended December 4, 2010.

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

When a default becomes probable, an expense equal to the fair value of the unreturned loaned shares, net of any probable recoveries, must be recognized.  This guidance was effective beginning with our fiscal 2010, with retrospective application required.  The fair values of our share lending agreements with the Bank of America and Lehman Brothers International Europe (“Lehman Europe”) were immaterial at inception.  Our share lending arrangement with Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company, is subject to this default provision guidance as a result of their September 15, 2008 bankruptcy filing.  In connection with Lehman Europe’s default, during the first quarter of fiscal 2010, we recorded a retrospective adjustment of $28.3 million to our third quarter of fiscal 2008 financial statements by charging “Store operating, general and administrative expense” and crediting “Additional paid-in-capital”, which represents the fair value of the unreturned shares at September 15, 2008.  This expense is reflected in our Consolidated Balance Sheets as of February 27, 2010 and December 4, 2010 as an adjustment to opening “Accumulated deficit” and “Additional paid-in capital”.  We have been including the loaned shares in our Company’s basic and diluted earnings per share since September 15, 2008. As of January 3, 2011, there were no shares outstanding under our share lending agreements.

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

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.  The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2009 for the reporting units within our Gourmet and Other reportable segments and in the first quarter of fiscal 2010 for the reportable units in our Fresh reportable segment.  These assessments concluded that there was no impairment.

As we worked through our turnaround plan, we experienced significant impediments to lowering our operating costs, leading to revised projections and triggering a requirement for an interim impairment analysis for our quarter ended December 4, 2010.

Goodwill
We performed the first step of goodwill impairment testing by estimating the fair value of the reporting units using a net present value methodology, which is dependent on significant assumptions related to estimated future discounted cash flows, discount rates and tax rates.  Assumptions included a decline in revenues of approximately 10% and 1% in fiscals 2011 and 2012, respectively, with revenues remaining flat for fiscal years thereafter.  We assumed that the costs of disruption to our business resulting from the Bankruptcy Filing will be offset in fiscal 2011 by expected improvements in supply, logistics and labor costs expected to be realized through ongoing negotiations with our strategic business partners.  We assumed costs for disruptions to our business resulting from the Bankruptcy Filing would cease toward the end of fiscal 2011 with a continuation of improved costs in fiscal 2012.  We assumed a perpetual growth rate for cash flow in the terminal year of 1.5%, a market-based weighted average cost of capital of 11.0% to discount cash flows and a blended tax rate of 42.0%.  Our analysis showed the goodwill was not impaired. As of December 4, 2010, Goodwill for our Fresh segment was $92.3 million, of which $64.5 million was attributed to A&P and $27.8 million was attributed to Waldbaum’s. The fair value of the A&P and The Food Emporium reporting units exceeded their carrying values by an excess of 50%.  The fair value of the Waldbaum’s, FoodBasics and Beer, Wine & Spirits reporting units exceeded their carrying values by an excess of 25%.

We believe that our estimates are appropriate based on our current trends and our expectations of negotiations resulting from the Bankruptcy Filing.  However, we can provide no assurance that we will not be required to make adjustments to goodwill in the future due to market conditions or other factors related to our performance, including a decline in our forecasted results resulting from changes in projected on-going profitability, our capital investment budgets, changes in our interest rates, or favorable contract re-negotiations or expectations assumed in projections due to the Bankruptcy Filing that may not occur.

The carrying amount of our goodwill was $110.4 million and $115.2 million at December 4, 2010 and February 27, 2010, respectively.  Our goodwill allocation by segment at December 4, 2010 and February 27, 2010 was as follows:

	Fresh	Pathmark	Gourmet	Other	Total
Goodwill	$120,817	$321,840	$12,110	$5,974	$460,741
Accumulated impairment losses	(23,704)	(321,840)	-	-	(345,544)
Goodwill at February 27, 2010	$97,113	$-	$12,110	$5,974	$115,197
Disposition of Assets*	(4,785)	-	-	-	(4,785)
Goodwill at December 4, 2010	$92,328	$-	$12,110	$5,974	$110,412
*  Relates to the sale of seven stores in Connecticut. Refer to Note 17 – Disposition of Assets

Intangible Assets, net
Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization at Dec. 4, 2010	Accumulated Amortization at Feb. 27, 2010
Pathmark trademark	Indefinite	$48,200	$-	$-
Loyalty card customer relationships	5	19,200	10,842	7,595
In-store advertiser relationships	20	14,720	2,208	1,642
Pharmacy payor relationships	13	75,000	17,307	12,870
Total		$157,120	$30,357	$22,107

As noted above, we determined that there was an interim triggering event requiring us to evaluate the intangible assets of the Pathmark reporting unit for possible impairment.

We evaluated the fair value of the Pathmark trademark using the relief-from-royalty method.  As a result of lowered revenue expectations, the carrying value exceeded the indicated fair value of the Pathmark trademark, resulting in an impairment of $12.7 million, which we recorded this quarter within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.  Our estimates assumed a decline in revenues of approximately 10% and 1% in fiscals 2011 and 2012, respectively, with revenues remaining flat for fiscal years thereafter, and an annual pre-tax royalty savings rate of 20 basis points. If revenues in the future decline in excess of our assumptions, we may be required to record impairment charges.  During our fourth quarter of fiscal 2010, we will perform our annual trademark impairment testing as required by the accounting standards.

During the third quarter of fiscal 2010, we also determined that we had a triggering event requiring us to evaluate the recoverability of our amortizable intangible assets for possible impairment.  We evaluated the expected undiscounted cash flows of the Pathmark reporting unit compared to the book value of all long-lived assets, including intangible assets other than goodwill, noting no impairment of our amortizable intangible assets.  Assumptions included a decline in revenues of approximately 10% and 1% in fiscals 2011 and 2012, respectively, with revenues remaining flat for fiscal years thereafter.  We assumed that the costs of disruption to our business resulting from our Bankruptcy Filing will be offset in fiscal 2011 by expected improvements with a continuation of improved costs in fiscal 2012 and thereafter. We assumed a growth rate for cash flow beginning in 2016 of 1.5%. Additionally, we assumed a terminal sale value for the Pathmark reporting unit at the end of the life of the primary asset. Future impairment charges could be required if our operating results in future periods differ from our current assumptions. The fair value of the Pathmark reporting unit exceeded its carrying values by an excess of 30%.

Amortization expense relating to our intangible assets for the 12 weeks ended December 4, 2010 and December 5, 2009 was $2.5 million during each period.  Amortization expense for the 40 weeks ended December 4, 2010 and December 5, 2009 was $8.3 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

2010	$2,475
2011	10,725
2012	9,670
2013	6,505
2014	6,505
Thereafter	42,683

4.	Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 4, 2010 and February 27, 2010:

		Fair Value Measurements at December 4, 2010 Using
	Total Carrying Value at Dec. 4, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,592	$-	$1,592	$-

Liabilities:
Series B Warrant	$3,705	$-	$3,705	$-

		Fair Value Measurements at February 27, 2010 Using
	Total Carrying Value at Feb. 27, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$158,695	$-	$158,695	$-

Liabilities:
Series B Warrant	$13,946	$-	$13,946	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 40 weeks ended December 4, 2010.

Level 3 Valuations
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy at December 4, 2010 and February 27, 2010.

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

Long-Term Debt
The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments at December 4, 2010 and February 27, 2010:

	At December 4, 2010		At February 27, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt	$171,467	$146,194	$191	$191
Long-term debt, net of related discount	816,830	619,152	990,359	962,040

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

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 12 and 40 weeks ended December 4, 2010, we recorded impairment losses on long-lived assets of nil and $1.1 million, respectively, related to stores that were closed or converted in the normal course of business, as compared to $1.5 million and $5.2 million in impairment losses recorded during the 12 and 40 weeks ended December 5, 2009.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. As a result, we recorded an impairment charge of $23.7 million during the prior quarter. The store closures were completed in our Company’s third fiscal quarter. During the 12 weeks ended December 4, 2010, we recorded an additional impairment charge of $1.1 million. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. There were no such closures during the 12 and 40 weeks ended December 5, 2009.

Impairments due to unrecoverable assets
As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  We recorded an impairment charge of $28.2 million and $40.2 million during the 12 and 40 weeks ended December 4, 2010, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $63.0 million to their fair value of $34.8 million for the 12 weeks ended December 4, 2010.  The impairment charge of $28.2 million during the 12 weeks ended December 4, 2010 all related to Pathmark. The impairment charge of $40.2 million recorded during the 40 weeks ended December 4, 2010 all related to Pathmark with the exception of $0.9 million which related to SuperFresh. During the 12 weeks ended December 5, 2009, we recorded an impairment charge of $40.8 million related to Pathmark. These amounts were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

6.	Other Accruals

Other accruals at December 4, 2010 and February 27, 2010 were comprised of the following:

	At Dec. 4, 2010	At Feb. 27, 2010
Self-insurance reserves	$73,902	$74,221
Deferred taxes	11,078	3,295
Closed store and warehouse reserves	96,663	62,189
Pension withdrawal liabilities	10,461	10,461
GHI Contractual Liability	8,104	8,066
Accrued occupancy related costs for open stores	26,713	26,952
Deferred income	28,066	26,534
Deferred real estate income	2,539	2,775
Accrued audit, legal and other	10,118	8,758
Accrued interest	26,727	12,509
Other postretirement and postemployment benefits	2,674	2,674
Accrued advertising	861	1,911
Dividends payable on preferred stock	3,113	2,982
Other share-based awards	298	-
Other	3,875	3,189
Total	$305,192	$246,516

7.	Other Non-Current Liabilities

Other non-current liabilities at December 4, 2010 and February 27, 2010 were comprised of the following:

	At Dec. 4, 2010	At Feb. 27, 2010
Deferred taxes	$526	$11,367
Self-insurance Reserves	227,051	208,419
Closed Store and Warehouse Reserves	213,525	187,911
Pension Withdrawal Liabilities	85,153	89,495
GHI Contractual Liability for Employee Benefits	85,923	87,703
Pension Plan Benefits	113,620	109,549
Other Postretirement and Postemployment Benefits	36,577	36,091
Corporate Owned Life Insurance Liability	63,078	60,436
Deferred Rent Liabilities	56,719	57,963
Deferred Income	56,051	68,250
Unfavorable Lease Liabilities	4,411	5,391
Other	11,548	13,634
Total	$954,182	$936,209

8.	Indebtedness and Other Financial Liabilities

Our debt obligations at December 4, 2010 and February 27, 2010 consisted of the following:

	At Dec. 4, 2010		At Feb. 27, 2010
5.125% Convertible Senior Notes, due June 15, 2011	$161,192		$155,333
Related Party Promissory Note, due August 18, 2011	10,000		10,000
9.125% Senior Notes, due December 15, 2011	12,840		12,840
6.750% Convertible Senior Notes, due December 15, 2012	231,342		223,838
11.375% Senior Secured Notes, due August 4, 2015	254,337		253,668
9.375% Notes, due August 1, 2039	200,000		200,000
Borrowings under Credit Agreement	116,017		132,900
Other	2,569		1,971
	988,297		990,550
Less current portion of long-term debt	(171,467	)*	(191)
Long-term debt	$816,830		$990,359

* Primarily represents our obligation relating to the $165.0 million 5.125% Convertible Senior Notes, due June 15, 2011, which is recorded at a discount.

Credit Agreement
On July 23, 2009, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) amending the Amended and Restated Credit Agreement dated as of December 27, 2007 by and among our Company, its subsidiaries party thereto, Banc of America, N.A., as the administrative agent and collateral agent, the lenders party thereto and the other financial institutions party thereto (as amended by a First Amendment dated as of April 4, 2008 and as further amended by the Second Amendment, the (“Credit Agreement”) in connection with our private offering of senior secured notes and the sale of preferred stock.  The stated maturity date under the Credit Agreement was December 3, 2012.  Subject to borrowing base requirements, the Credit Agreement provided for a term loan of $82.9 million, a tranche A-2 term loan of $50.0 million and a two tranche revolving credit facility of $522.1 million enabling us to borrow funds and issue letters of credit on a revolving basis.  The Credit Agreement also provided for an increase in commitments of up to an additional $100.0 million, subject to agreement of new and existing lenders.  Our obligations under the Credit Agreement are secured by certain assets of our Company, including, but not limited to, inventory, certain accounts receivable, pharmacy scripts and certain owned real estate.  Borrowings under the Credit Agreement bore interest based on LIBOR or Prime interest rate pricing.  The terms of this agreement restricted our ability to pay cash dividends on common shares.

At December 4, 2010, there were $116.0 million of loans and $196.2 million in letters of credit outstanding under the Credit Agreement.  At December 4, 2010, after reducing availability for borrowing base requirements, we had $115.4 million available under the Credit Agreement.  In addition, we have invested cash available to reduce borrowings under this Credit Agreement or to use for future operations of $0.6 million as of December 4, 2010.  The remainder of our cash is in-transit or is used in our stores for operations. Our Company’s and the subsidiaries obligations under the Credit Agreement were repaid in full with proceeds from the borrowings under the DIP Credit Agreement. See Note 21 – Subsequent Events for additional disclosures regarding the refinancing of the Credit Agreement.

Other Debt Obligations
The 11.375% Senior Secured Notes, due August 4, 2015, are secured by a second priority lien on substantially all collateral pledged on a first priority basis to the lenders under the Credit Agreement (as discussed above), and rank equally in right of payment with all of the Company’s existing and future senior indebtedness, and senior to all of the Company’s existing and future subordinated indebtedness.  All other debt instruments outstanding are unsecured obligations.

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

The value of the Series B warrants as of December 4, 2010 and February 27, 2010 was $3.7 million and $13.9 million, respectively, and is included in “Other financial liabilities” on our Consolidated Balance Sheets.  Our “Nonoperating income (loss)” for the 12 and 40 weeks ended December 4, 2010 was comprised of a loss of $0.2 million and a gain of $10.2 million, respectively, relating to market value adjustments for Series B warrants.  Market value adjustments for Series B warrants recorded during the 12 and 40 weeks ended December 5, 2009, consisted of losses of $15.9 million and $24.9 million, respectively.  The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

	At Dec. 4, 2010	At Feb. 27, 2010
Expected life	4.51 years	5.28 years
Volatility	78.3%	68.6%
Dividend yield range	0%	0%
Risk-free interest rate	1.64%	2.30%

Call Option and Financing Warrants
On or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or “LBOTC,” which accounts for 50% of our call option and financing warrant transactions, filed for bankruptcy protection, which is an event of default under such transactions.  We are monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes.

In the event we terminate these transactions, or they are canceled in the LBOTC bankruptcy, or LBOTC otherwise fails to perform its obligations under such transactions, we would have the right to monetary damages in the form of an unsecured claim against LBOTC in an amount equal to the present value of our cost to replace these transactions with another party for the same period and on the same terms.

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

Upon issuance, the 57,750 shares that were convertible without shareholder approval were recorded within temporary equity and 117,250 shares that originally required shareholder approval in order to become convertible were recorded as a liability.  Dividends and deferred financing fees amortization were recorded within “Interest Expense” for the portion of Preferred Stock that was classified as a liability prior to receiving shareholder approval, and within “Additional paid-in capital” for the portion of Preferred Stock that was classified within temporary equity.  At December 4, 2010 and February 27, 2010, the entire Preferred Stock issuance was classified within temporary stockholders' equity, as a result of receiving the required shareholder approval authorizing the convertibility of the shares originally classified as a liability on December 15, 2009.  During the 12 and 40 weeks ended December 4, 2010, we accrued Preferred Stock dividends of $3.2 million and $10.6 million, respectively, within “Additional paid-in capital,” and paid Preferred Stock cash dividends of $3.5 million and $10.5 million, respectively.  During the 12 and 40 weeks ended December 5, 2009, we accrued Preferred Stock cash dividends of $3.2 million and $4.8 million, respectively, of which $2.1 million and $3.2 million, respectively, has been recorded within “Interest expense” and the remaining $1.1 million and $1.6 million, respectively, has been recorded within “Additional paid-in capital”. In addition, during the 12 and 40 weeks ended December 4, 2010, we recorded deferred financing fees amortization of $0.4 million and $1.3 million, respectively, and accreted $1.1 million and $3.7 million, respectively, relating to the embedded beneficial conversion features within “Additional paid-in capital”.  During the 12 and 40 weeks ended December 5, 2009, we recorded $0.4 million and $0.6 million, respectively, of deferred financing fees amortization, of which $0.3 million and $0.4 million, respectively, was recorded within “Interest expense” and the remaining $0.1 million and $0.2 million, respectively, has been recorded within “Additional paid-in capital”, and we accreted $0.3 million and $0.5 million, relating to the beneficial conversion feature through “Additional paid-in capital”.

10.	Stock Based Compensation

At December 4, 2010, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan.  The general terms of each plan are reported in our Fiscal 2009 Annual Report on Form 10-K.

The components of our compensation expense (income) related to stock-based incentive plans were as follows:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 4,	Dec. 5,	Dec. 4,	Dec. 5,
	2010	2009	2010	2009
Stock options	$911	$441	$665	$1,256
Restricted stock units	26	340	681	791
Performance restricted stock units	223	(328)	(723)	2,082
Common stock granted to Directors	187	187	623	554
Total stock-based compensation expense	$1,347	$640	$1,246	$4,683

For the 12 weeks ended December 4, 2010, there were no grants of stock based compensation. A summary of stock-based compensation related grants for the 40 weeks ended December 4, 2010 is as follows:

	Underlying Shares	Weighted-Avg. Grant Date Fair Value
Stock options	6,423,047	$1.98
Restricted stock units	390,000	3.35

During the 40 weeks ended December 4, 2010, we also granted common stock to each non-employee member of our Board of Directors valued at $90 thousand.  The price of $3.95 was based upon the closing price of stock on the day of the grant following the Annual Meeting of Stockholders.

Stock Options
Stock options granted in fiscal 2010 vest 33% during each of the fiscal years 2011, 2012 and 2013.  As of December 4, 2010, approximately $10.0 million, after tax, of total unrecognized compensation expense related to unvested stock option awards, will be recognized over a weighted average period of 2.6 years.

The following weighted-average assumptions were used in the Black-Scholes pricing model for option grants that occurred during the 40 weeks ended December 4, 2010 and December 5, 2009:

	40 Weeks Ended Dec. 4, 2010	40 Weeks Ended Dec. 5, 2009
Expected life	6 years	7 years
Volatility	70.1% - 70.6%	126%
Risk-free interest rate	1.67% - 2.05%	0.05%

During the 12 weeks ended September 11, 2010, our Company issued stock options for 1,846,542 shares of our Company’s common stock in excess of the number of shares available for issuance under the 2008 Plan. Shareholder approval is required to authorize an increase in the number of shares available for issuance under the 2008 Plan.  Accordingly, the quarterly stock-based compensation relating to these options has been classified in other accruals. Once shareholder approval is obtained, this amount will be reclassified as equity.

Restricted Stock
For restricted stock units granted in 2010, one-fourth of the awards will vest at the end of fiscal 2011 and three-fourths will vest at the end of fiscal 2013, subject to the recipients of such restricted stock units meeting the appropriate eligibility and service conditions.  The total fair value of restricted stock units that vested during the 40 weeks ended December 4, 2010 was $1.3 million.  As of December 4, 2010, approximately $2.7 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2009 and 2010, is expected to be recognized through fiscal 2013.

Performance Restricted Stock Units
We are currently not recognizing stock compensation expense for any of our non-integration related grants due to our determination that the related performance conditions will not be achieved. The total fair value of integration related performance restricted stock units that vested during the 40 weeks ended December 4, 2010 was $0.2 million.

As of December 4, 2010, we expect to recognize approximately $0.5 million of unrecognized fair value compensation expense for performance restricted stock units granted under our fiscal 2007 executive and non-executive Integration Programs, through fiscal 2011, based on estimates of attaining vesting criteria.

11.	Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 4,	Dec. 5,	Dec. 4,	Dec. 5,
	2010	2009	2010	2009
Service cost	$1,528	$1,572	$5,093	$5,140
Interest cost	6,682	6,837	22,273	22,475
Expected return on plan assets	(6,640)	(5,708)	(22,133)	(19,027)
Curtailment loss	-	72	-	72
Amortization of:
Net prior service cost	34	68	115	227
Actuarial loss	439	1,092	1,463	3,617
Pension asset loss	-	2,034	-	2,034
Special termination benefits	200	300	600	950
Net pension cost	$2,243	$6,267	$7,411	$15,488

Effective June 30, 2010, a portion of our cash-balance pension plan has been frozen to new participants.

As of December 4, 2010, we contributed approximately $5.0 million to our defined benefit plans during fiscal 2010.  We do not plan to make significant further contributions during the remainder of fiscal 2010.

Postretirement Plans
The components of our net postretirement benefits cost were as follows:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 4,	Dec. 5,	Dec. 4,	Dec. 5,
	2010	2009	2010	2009
Service cost	$151	$117	$503	$390
Interest cost	428	449	1,427	1,497
Amortization of:
Prior service credit	(198)	(311)	(660)	(1,036)
Actuarial gain	(112)	(189)	(374)	(630)
Net postretirement benefits cost	$269	$66	$896	$221

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

GHI Contractual Obligation
As of December 4, 2010 and February 27, 2010, the fair value of our contractual obligation to Grocery Hauler Inc.’s (GHI’s) employees was $94.0 million and $95.8 million, respectively, using discount rates of 5.50% and 5.75%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Our contractual obligation relates to pension benefits for GHI’s employees and is included within “Other accruals” and “Other non-current liabilities” in our Consolidated Balance Sheets.  Additions to our GHI contractual obligation for current service costs and actuarial gains and losses are recorded within “Cost of merchandise sold” in our Consolidated Statements of Operations at their current value.  Accretion of the obligation to present value is recorded within “Interest expense” in our Consolidated Statements of Operations.   During the 12 and 40 weeks ended December 4, 2010, we recognized service costs of $0.2 million and $0.6 million, respectively, and interest (income) expense of ($1.7) million and $6.8 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.   During the 12 and 40 weeks ended December 5, 2009, we recognized service costs of $0.2 million and $0.6 million, respectively, and interest expense of $1.2 million and $16.6 million, respectively. During the 40 weeks ended December 4, 2010 and December 5, 2009, benefit payments of $9.2 million and $12.5 million, respectively, were made by the Pathmark Pension Plan.

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

12.	Interest Expense, net

Interest expense is comprised of the following:

	For the 12 weeks ended		For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
$655 million Credit Agreement	$3,161	$3,028	$10,270	$12,406
Related Party Promissory Note, due Aug. 18, 2011	142	147	467	467
11.375% Senior Secured Notes, due Aug. 1, 2015	6,751	6,835	22,709	10,400
9.125% Senior Notes, due December 15, 2011	269	270	898	900
5.125% Convertible Senior Notes, due June 15, 2011	1,941	1,952	6,483	6,505
6.750% Convertible Senior Notes, due December 15, 2012	3,951	3,972	13,196	13,240
9.375% Notes, due August 1, 2039	4,280	4,280	14,375	14,404
Capital Lease Obligations and Real Estate Liabilities	11,286	12,019	38,021	40,066
Dividends on Preferred Stock Liability	-	2,165	-	3,247
Self Insurance and GHI Interest	4,130	3,292	13,001	11,420
GHI Discount Rate Adjustment and COLI Non-cash Interest	(2,090)	943	5,558	15,030
Amortization of Deferred Financing Fees, Discounts and Other	6,218	6,866	22,368	20,491
Total interest expense	40,039	45,769	147,346	148,576
Interest income	(1)	(51)	(40)	(143)
Total	$40,038	$45,718	$147,306	$148,433

13.	Income Taxes

During the 12 and 40 weeks ended December 4, 2010, our valuation allowance increased by $78.1 million and $186.7 million, respectively, to reflect generation of additional operating losses and impairment of indefinite lived intangible assets.  During the 12 and 40 weeks ended December 5, 2009, our valuation allowance increased by $236.5 million and $258.2 million, respectively, to reflect generation of additional operating losses, remeasurement of our uncertain tax positions and impairment of indefinite lived intangible assets, partially offset by an adjustment to the valuation allowance that was released in connection with the original purchase price allocation for Pathmark.  In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of December 4, 2010, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2004 through 2008.  With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2003 and prior.  At December 4, 2010 and February 27, 2010, we had unrecognized tax benefits of $1.4 million, which were recorded within deferred tax liabilities in “Other accruals”.  We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months.  Any future decrease in our Company's gross unrecognized tax positions would require a reevaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate.  Our Company classifies interest and penalty expense related to unrecognized tax benefits within “Benefit from income taxes” in our Consolidated Statements of Operations.  For the 12 and 40 weeks ended December 4, 2010 and December 5, 2009, no amounts were recorded for interest and penalties within “Benefit from income taxes” in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of 1.6% and 0.6% for the 12 and 40 weeks ended December 4, 2010, respectively, and 2.4% and 2.2% for the 12 and 40 weeks ended December 5, 2009, varied from the statutory rate of 35%, primarily due to state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the increase in our valuation allowance and the impact of the Pathmark financing.

At December 4, 2010, we had federal Net Operating Loss (“NOL”) carryforwards of $850.8 million, which will expire between fiscal 2023 and 2030, some of which are subject to an annual limitation.  The federal NOL carryforwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable.  Upon utilization of these carryforwards, the associated tax benefits of approximately $2.6 million will be recorded in “Additional paid-in capital”.  In addition, we had state loss carryforwards of $1.0 billion that will expire between fiscal 2010 and fiscal 2030. Our Company’s general business credits consist of federal and state work incentive credits, which expire between fiscal 2010 and fiscal 2030, some of which are subject to an annual limitation.

At December 4, 2010 and February 27, 2010, we had net current deferred tax liabilities of $11.1 million and $3.3 million, respectively, which were included in “Other Accruals” in our Consolidated Balance Sheets and non-current deferred tax liabilities of $0.5 million and $11.4 million, respectively, which were recorded in “Other non-current liabilities” in our Consolidated Balance Sheets.

14.	Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations.  These events are described based on the year the transaction was initiated.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities.

	For the 40 Weeks Ended December 4, 2010
	Balance at 2/27/2010	Interest Accretion (1)	Adjustments(2)	Utilization(3)	Balance at 12/4/2010
2007 Events
Occupancy	$96,909	$5,942	$8,462	$(11,478)	$99,835
Pension withdrawal	58,015	2,754	-	(4,447)	56,322
2007 events total	154,924	8,696	8,462	(15,925)	156,157

2005 Event
Occupancy	58,974	2,484	1,393	(3,359)	59,492

2003 Events
Occupancy	22,494	1,012	3,183	(1,186)	25,503
Total	$236,392	$12,192	$13,038	$(20,470)	$241,152

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

(2)
At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded as a component of “Loss from operations of discontinued business” on our Consolidated Statements of Operations.  During the 40 weeks ended December 4, 2010, we recorded adjustments for the 2007, 2005, and 2003 events for additional occupancy related costs of $8.5 million, $1.4 million and $3.2 million, respectively, due to changes in our estimation of such future costs due to the continuing deteriorating economic conditions in the Midwest real estate market. We now expect our occupancy costs to be higher as the current economic conditions affecting the Midwest real estate market are expected to persist for some time and subleased properties in the area have been occurring at heavily discounted rates as compared to the related contractual agreements.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Pension withdrawal utilization represents payments made to the union pension fund during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

	2007 Events	2005 Event	2003 Events	Total
Total severance payments made to date	$37,534	$2,650	$22,528	$62,712
Expected future pension withdrawal payments	56,322	-	-	56,322
Total severance and pension withdrawal payments expected to be incurred	93,856	2,650	22,528	$119,034

Total occupancy payments made to date	92,058	60,570	33,933	186,561
Expected future occupancy payments, excluding interest accretion	99,835	59,492	25,503	184,830
Total occupancy payments expected to be incurred, excluding interest accretion	191,893	120,062	59,436	371,391

Total severance and occupancy payments made to date	129,592	63,220	56,461	249,273
Expected future pension withdrawal and occupancy payments, excluding interest accretion	156,157	59,492	25,503	241,152
Total severance, pension withdrawal and occupancy payments expected to be incurred, excluding interest accretion	$285,749	$122,712	$81,964	$490,425

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

Summarized below are the amounts included in our balance sheet captions on our Company’s Consolidated Balance Sheets related to these events:

	At December 4, 2010
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$31,508	$15,222	$5,048	$51,778
Other non-current liabilities	$124,649	$44,270	$20,455	$189,374

	At February 27, 2010
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$28,528	$10,773	$3,490	$42,791
Other non-current liabilities	$126,396	$48,201	$19,004	$193,601

We evaluated the reserve balances as of December 4, 2010 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

15.	Asset Disposition Initiatives

In addition to the events described in Note 14 – Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses.  These events are referred to based on the year the transaction was initiated, as described below.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. As a result, we recorded a charge for severance and benefits of $1.3 million during the 12 weeks ended September 11, 2010 and impairment of $23.7 million. The store closures were completed in our Company’s fiscal third quarter. During the 12 weeks ended December 4, 2010, we recorded an additional impairment charge of $1.1 million. Refer to Note 5 – Valuation of Long-Lived Assets.  Our Company also recorded a charge for occupancy costs of $55.0 million associated with vacant leases for 20 of these locations, partially offset by net proceeds of $4.0 million for five locations that were assigned or terminated and balance sheet reclassifications of $2.6 million for prepaid rent and real estate tax accounts.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

	For the 40 Weeks Ended December 4, 2010
	Balance at 2/27/2010	Interest Accretion (1)	Adjustments(2)	Utilization(3)	Balance at 12/4/2010
2010 Event
Continuing Operations
Occupancy	$-	$306	$55,011	$(313)	$55,004
Severance and health benefits	-	-	955	(354)	601
2010 event total	-	306	55,966	(667)	55,605

2005 Event
Continuing Operations
Health benefits	687	-	-	(209)	478
2005 event total	687	-	-	(209)	478

2001 Event
Continuing Operations
Occupancy	6,324	308	-	(258)	6,374

Discontinued Operations
Occupancy	10,009	435	-	(1,059)	9,385
2001 event total	16,333	743	-	(1,317)	15,759

1998 Event
Continuing Operations
Occupancy	4,098	57	-	(641)	3,514
Pension withdrawals and health benefits	666	-	-	(109)	557

Discontinued Operations
Occupancy	13	-	-	-	13
1998 event total	4,777	57	-	(750)	4,084
Total	$21,797	$1,106	$55,966	$(2,943)	$75,926

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

During the 12 weeks ended December 4, 2010, we recorded a $0.4 million adjustment to reduce severance and benefits due to employees previously determined to be severed accepting other positions within our Company.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

	2010 Event	2005 Event	2001 Event	1998 Event	Total
Total severance payments made to date	$354	$49,204	$28,205	$30,907	$108,670
Expected future severance payments	601	478	-	557	1,636
Total severance payments expected to be incurred	$955	$49,682	$28,205	$31,464	$110,306

Total occupancy payments made to date	$313	$13,856	$67,099	$119,833	$201,101
Expected future occupancy payments, excluding interest accretion	55,004	-	15,759	3,527	74,290
Total occupancy payments expected to be incurred, excluding interest accretion	$55,317	$13,856	$82,858	$123,360	$275,391

Total severance and occupancy payments made to date	$667	$63,060	$95,304	$150,740	$309,771
Expected future severance and occupancy payments, excluding interest accretion	55,605	478	15,759	4,084	75,926
Total severance and occupancy payments expected to be incurred, excluding interest accretion	$56,272	$63,538	$111,063	$154,824	$385,697

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits.  The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans.  The expected completion dates for the 2010, 2005, 2001 and 1998 events are 2025, 2015, 2022 and 2020, respectively.

Summarized below are the amounts included in our balance sheet captions on our Company’s Consolidated Balance Sheets related to these events:

	December 4, 2010
	2010 Event	2005 Event	2001 Event	1998 Event	Total
Accrued salaries, wages, and benefits	$601	$-	$-	$-	$601
Other accruals	$20,050	$214	$3,384	$2,782	$26,430
Other non-current liabilities	$34,954	$264	$12,375	$1,302	$48,895

	February 27, 2010
	2010 Event	2005 Event	2001 Event	1998 Event	Total
Other accruals	$-	$336	$2,992	$2,235	$5,563
Other non-current liabilities	$-	$351	$13,341	$2,542	$16,234

We evaluated the reserve balances as of December 4, 2010 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the reserve balances may be recorded in the future, if necessary.

16.  Sale-Leaseback Transactions

During the third quarter of fiscal 2010, we sold six properties for $89.8 million and simultaneously leased them back from the purchaser.  However, due to our continuing involvement with these properties, including that all six leases contain fixed-price renewal options that extend beyond the economic useful life of the property, the sales did not qualify for sale-leaseback accounting treatment. The carrying value of these properties of approximately $68.3 million remained on our Consolidated Balance Sheets at December 4, 2010 and no sale was recognized.  Instead, the sales price of these properties of $89.8 million was recorded as a long-term real estate liability with a maturity of 20 years, within ”Long-term real estate liabilities” on our Consolidated Balance Sheets at December 4, 2010.  In addition, all lease payments are being charged to “Interest expense” in our Consolidated Statements of Operations.  All properties were sold for a profit resulting in a gain of $19.8 million after expenses which will be deferred until the end of the lease terms when our continuing involvement ceases.

17.  Disposition of Assets

On November 2, 2010, our Company sold seven store locations in Northern Connecticut for $24.6 million in cash, which included fixed assets and inventory. As a result of the sale of the seven stores, a gain of approximately $5.7 million was recorded within “Store operating, general and administrative expense” within the Statements of Operations for the 12 and 40 weeks ended December 4, 2010.

18.	Earnings (Loss) Per Share

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

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Stock options	7,625,333	2,416,848	4,202,947	2,480,445
Warrants	7,652,135	686,277	686,277	686,277
Performance restricted stock units	110,668	295,213	166,683	548,608
Restricted stock units	972,587	1,315,132	1,002,303	1,132,044
Financing warrant	11,278,988	11,278,988	11,278,988	11,278,988
Preferred stock	35,000,000	11,590,600	35,000,000	11,590,600
Convertible debt	11,278,988	11,278,988	11,278,988	11,278,988

The following table sets forth the calculation of basic and diluted earnings per share:

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Loss from continuing operations	$(180,683)	$(502,438)	$(439,111)	$(622,901)
Preferred stock dividends	(3,231)	(1,066)	(10,631)	(1,599)
Beneficial conversion feature amortization	(1,111)	(355)	(3,703)	(533)
Loss from continuing operations – basic	(185,025)	(503,859)	(453,445)	(625,033)
Adjustments on Other financial liabilities (1)	-	15,943	(10,241)	24,898
Loss from continuing operations–diluted	$(185,025)	$(487,916)	(463,686)	$(600,135)

Weighted average common shares outstanding	56,280,414	58,193,430	56,116,484	58,021,355
Share lending agreement (2)	(2,427,944)	(4,773,182)	(2,427,944)	(4,881,515)
Common shares outstanding–basic	53,852,470	53,420,248	53,688,540	53,139,840

Effect of dilutive securities:
Convertible financial liabilities (1)	-	(15,427,036)	(39,240,142)	(26,295,645)
Common shares outstanding–diluted	53,852,470	37,993,212	14,448,398	26,844,195

(1)
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

(2)
As of December 4, 2010 and December 5, 2009, we had 5,634,002 and 7,134,002, respectively, of loaned shares under our share lending agreements, which were considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares.  On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share.  This treatment is consistent with the new accounting guidance relating to accounting for own share lending arrangements in contemplation of convertible debt issuance, which we adopted during the first quarter of fiscal 2010 (Refer to Note 2 – Impact of New Accounting Pronouncements).   For the 12 and 40 weeks ended December 4, 2010, weighted average common shares relating to share lending agreements of 2,427,944 were excluded from the computation of earnings per share.  For the 12 and 40 weeks ended December 5, 2009, weighted average common shares relating to share lending agreement of 4,773,182 and 4,881,515, respectively, were excluded from the computation of earnings per share.

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

Other.  In the normal course of business, we have assigned to third parties various leases related to former operating stores (the “Assigned Leases”) for which we generally remained secondarily liable.  As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation.  As of December 4, 2010, 196 Assigned Leases remain in place.  Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $561.8 million, which could be partially or totally offset by reassigning or subletting these leases.

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

These matters are expected to be subject to the automatic stay in connection with the Bankruptcy Filing.

20.	Reportable Segments

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

Interim information on segments is as follows:
	Sales by Category
	For the 12 weeks ended		For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Grocery (1)	$1,254,386	$1,386,701	$4,323,618	$4,755,462
Meat (2)	342,308	362,779	1,209,657	1,281,427
Produce (3)	197,111	213,212	743,739	781,107
Total	$1,793,805	$1,962,692	$6,277,014	$6,817,996

(1)	The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.
(2)	The meat category includes meat, deli, bakery and seafood.
(3)	The produce category includes produce and floral.

	For the 12 weeks ended		For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Sales
Fresh	$902,753	$973,556	$3,158,274	$3,403,009
Pathmark(1)	759,946	857,316	2,687,650	2,995,194
Gourmet	63,307	65,484	201,301	206,875
Other	67,799	66,336	229,789	212,918
Total sales	$1,793,805	$1,962,692	$6,277,014	$6,817,996

Segment income (loss)
Fresh	4,891	13,313	28,618	87,322
Pathmark(1)	(20,992)	(16,501)	(73,572)	(33,589)
Gourmet	5,411	6,804	14,294	18,234
Other	595	(116)	1,586	1,541
Total segment (loss) income	(10,095)	3,500	(29,074)	73,508
Corporate (2)	(29,468)	(22,606)	(105,664)	(82,236)
Reconciling items (3)	(103,822)	(434,045)	(170,016)	(454,825)
Loss from continuing operations	(143,385)	(453,151)	(304,754)	(463,553)
Nonoperating (loss) income	(213)	(15,944)	10,241	(24,898)
Interest expense	(40,039)	(45,769)	(147,346)	(148,576)
Interest and dividend income	1	51	40	143
Loss from continuing operations before income taxes	$(183,636)	$(514,813)	$(441,819)	$(636,884)

(1)	Includes results from Fresh stores that have been subsequently converted to Pathmark stores.
(2)
Represents a $4.8 million decline in corporate and administrative costs, which was more than offset by a $28.2 million increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments during the 40 weeks ended December 4, 2010.

(3)	Reconciling items, which are not included in segment income, consist of the following:

	For the 12 weeks ended		For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Long-lived asset impairment	$(29,336)	$(40,820)	$(64,984)	$(40,820)
Intangible asset impairment	(12,700)	(49,900)	(12,700)	(49,900)
Net restructuring and other	(11,684)	(1,291)	(24,914)	(4,187)
Real estate related activity	(48,114)	(20,583)	(47,881)	(29,812)
Stock-based compensation	(1,346)	(592)	(1,246)	(4,636)
Pension withdrawal costs	-	-	-	(2,445)
LIFO adjustment	(642)	981	(2,139)	(1,185)
Goodwill impairment	-	(321,840)	(16,152)	(321,840)
Total reconciling items	$(103,822)	$(434,045)	$(170,016)	$(454,825)

The following table presents our segment depreciation and amortization:

	For the 12 weeks ended		For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Segment depreciation and amortization
Fresh	$16,486	$18,997	$57,206	$64,443
Pathmark (1)	19,077	21,279	65,610	74,762
Gourmet	1,883	2,160	6,585	7,209
Other	1,271	1,126	4,175	3,361
Total segment depreciation and amortization	38,717	43,562	133,576	149,775
Corporate	11,228	12,251	38,265	41,610
Total company depreciation and amortization	$49,945	$55,813	$171,841	$191,385
(1)	Includes results from Fresh stores that have been subsequently converted to Pathmark stores.

21.	Subsequent Events

Bankruptcy Filing

On December 12, 2010, our Company and all of its U.S. subsidiaries (the “Filing Subsidiaries” and, together with our Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), case number 10-24549. The Bankruptcy Filing was made in response to, among other things, our Company’s deteriorating liquidity and the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, which was negatively impacting our Company’s ability to implement its previously announced turnaround strategy. The Debtors will continue to operate their businesses in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our Company’s non-U.S. subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

Debtor-in-Possession Credit Agreement
In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting the Debtors to enter into a Superpriority Debtor-in-Possession Credit Agreement (as amended and restated by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010 and as further amended by that certain First Amendment thereto dated as of January 10, 2011, the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder. On December 14, 2010, the Debtors satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and consummated the transactions contemplated thereunder including the refinancing in full of substantially all of the obligations of our Company and its applicable subsidiaries under the pre-existing first lien credit facility evidenced by the Credit Agreement (see Note 8 – Indebtedness and Other Financial Liabilities above) and related loan documentation. Pursuant to the terms of the DIP Credit Agreement:

•
the DIP Lenders agreed to lend up to $800.0 million in the form of a $350.0 million term loan and a $450.0 million revolving credit facility with a $250.0 million sublimit for letters of credit, in each case subject to the terms and conditions therein;

•
our Company’s and the subsidiary borrower’s obligations under the DIP Credit Agreement and the other specified loan documents are guaranteed by our Company’s certain other subsidiaries that are Debtors (“Subsidiary Guarantors” and, together with our Company and the Subsidiary Borrowers, the “Loan Parties”); and

•
the Loan Parties’ obligations under the DIP Credit Agreement and such other specified loan documents are secured by a security interest in, and lien upon, substantially all of the Loan Parties’ existing and after-acquired personal and real property, having the priority and subject to the terms therein and in the order(s) entered into by the Bankruptcy Court, as applicable.

Our Company will have the option to have interest on the revolving loans under the revolving credit facility provided under the DIP Credit Agreement accrue at an alternate base rate plus 200 basis points or at adjusted LIBOR plus 300 basis points. Our Company will have the option to have interest on the term loan provided under the DIP Credit Agreement accrue at an alternate base rate plus 600 basis points or at adjusted LIBOR (with a floor of 175 basis points) plus 700 basis points. The DIP Credit Agreement limits, among other things, our Company’s and the other Loan Parties’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay certain indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of certain indebtedness and certain material contracts. The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant, minimum liquidity covenant and minimum cumulative EBITDA covenant. The DIP Credit Agreement matures upon the earliest to occur of (a) June 14, 2012, (b) the acceleration of the loans and the termination of the commitment thereunder, (c) 40 days after the entry of the interim order of the Bankruptcy Court if the final order has not been entered by the Bankruptcy Court prior to the expiration of such 40-day period and (d) the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code, which for purposes hereof shall be no later than the effective date thereof) of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court. On January 10, 2011, the Bankruptcy Court entered a final order approving the DIP Credit Agreement on a final basis.

The Bankruptcy Filing constituted an event of default with respect to the debt obligations described within Note 8 – Indebtedness and Other Financial Liabilities.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtor. There can be no assurance that the UCC will support the Debtor’s position on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtor and the UCC could protract the Bankruptcy Filing, negatively affect the Debtor’s ability to operate and delay the Debtor’s emergence from the Bankruptcy Filing.

We have incurred and expect to continue to incur significant costs associated with our reorganization and the Bankruptcy Filing. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Bankruptcy Filing will have on our business at this time.

Delisting of Common Stock and Senior Notes

On December 13, 2010, NYSE Regulation, Inc. (“NYSE Regulation”) announced that it determined that the listing on the New York Stock Exchange (the “NYSE”) of (i) the common stock (ticker symbol: GAP) of our Company and (ii) the 9 3/8% Senior Quarterly Interest Bonds due August 1, 2039 (ticker symbol: GAJ) of our Company, should be suspended immediately. NYSE Regulation determined that our Company is no longer suitable for listing in light of the Bankruptcy Filing. The Bankruptcy Filing is sufficient grounds for the commencement of delisting procedures pursuant to Section 802.01D of the NYSE’s Listed Company Manual. In its announcement regarding the suspension, NYSE Regulation noted the uncertainty as to the timing and outcome of the bankruptcy process as well as the ultimate effect of this process on our Company’s common stockholders.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc.  It should be read in conjunction with our consolidated financial statements and the accompanying notes (“Notes”).  It discusses matters that management considers relevant to understanding the business environment, financial position, results of operations and our Company’s liquidity and capital resources.  These items are presented as follows:

•	Overview – a general description of our business and segment structure.
•	Operating Results – a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
•	Outlook – a discussion of certain trends or business initiatives for the remainder of fiscal 2010 to assist in understanding the business.
•
Results of Operations and Liquidity and Capital Resources – a discussion of results for the 12 weeks ended December 4, 2010 compared to the 12 weeks ended December 5, 2009; results for the 40 weeks ended December 4, 2010 compared to the 40 weeks ended December 5, 2009; and current and expected future liquidity.

•	Critical Accounting Estimates – a discussion of significant estimates made by our management.

OVERVIEW

The Great Atlantic & Pacific Tea Company, Inc., based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 8 U.S. states and the District of Columbia.  Our Company’s business consists strictly of our retail operations, which totaled 395 stores as of December 4, 2010.

On December 12, 2010, subsequent to our balance sheet date, our Company and all of our U.S. subsidiaries (the “Filing Subsidiaries” and, together with our Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), case number 10-24549. See Capital Resources and Liquidity below for further details.

We operate in four reportable segments:  Fresh, Pathmark, Gourmet and Other.  The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

OPERATING RESULTS

During the 12 weeks ended December 4, 2010, we continued to experience a shift in consumer spending behavior towards our existing competitors, as well as non-traditional competitors who have increased their food offerings.  Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 4.9% this quarter and 6.4% year-to-date.  As a result, our operating results were significantly below those of the prior year and our expectations.

Highlights of our operating results for our four reportable segments were as follows:

Fresh
(A&P, Waldbaum’s and SuperFresh)

In our Fresh segment, we continued to experience a decline in sales compared to the prior year due to decreasing customer count.  This decline is attributable to increased competition, particularly in alternative channels due to the expansion of food offerings in wholesale clubs, supercenters, and drug stores. We believe that customers’ negative value perception combined with negative in-store experiences contributed to a shift in market share to our competitors. We have noted that the decline in customer count in the third quarter was at a decreasing rate compared to trends in previous quarters.

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

Other
(Food Basics, Best Cellars and A&P Liquors)

During our third quarter, our Food Basics segment experienced an increase in comparable store sales and related gross margin, partially offset by year-over-year increases in operating costs, primarily relating to labor and occupancy costs attributable to scheduled rent increases.

Our Wine, Beer and Spirits businesses continued to perform well with a year-over-year increase in segment income attributable primarily to positive comparable stores sales.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: the ability of the Debtors to continue as going concerns; the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the chapter 11 cases; the ability of the Debtors to prosecute, develop and consummate one or more plans of reorganization with respect to the chapter 11 cases; the effects of the Bankruptcy Filing on the Debtors and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the chapter 11 cases and the outcome of the cases in general; the length of time the Debtors will operate under the chapter 11 cases; risks associated with third-party motions in the chapter 11 cases, which may interfere with the ability of the Debtors to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the chapter 11 proceedings on the Debtors’ liquidity or results of operations; the ability to execute Debtors’ business and restructuring plan and to timely and effectively implement the turnaround strategy; increased legal costs related to the Bankruptcy Filing and other litigation; the Debtors’ ability to maintain contracts that are critical to its operation, to obtain and maintain normal terms with customers, suppliers and service providers and to retain key executives, managers and employees; various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers.  Refer to PART II.  ITEM 1A – Risk Factors included in this quarterly report on Form 10-Q and our Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

OUTLOOK

During second quarter 2010, our Company announced an operational and revenue-driven turnaround strategy designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term. While we have made substantial progress on the operational and merchandising aspects of our turnaround plan, we concluded that we could not complete our turnaround without availing ourselves of the Bankruptcy Filing. The Bankruptcy Filing provides our Company the resources to implement our comprehensive financial and operational restructuring. For the remainder of fiscal year 2010, we remain committed with our turnaround strategy while ensuring a smooth transition of our business during the Bankruptcy Filing. However, there can be no assurance regarding these matters. Further deterioration of revenues beyond what is contemplated in our current plans for the remainder of 2010 would negatively impact our anticipated profitability and cash flows from operations. While reversing negative consumer trends is a very difficult process and the timing and success of these measures cannot be assured, we anticipate that our initiatives to lower retail prices and improve our customers’ shopping experience will reverse the decreasing customer count and related sales decline that we have been experiencing. There can be no assurance that our operational and revenue-driven turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the proposed plan, and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of material assets, pursuant to section 363 of the Bankruptcy Code.

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

12 WEEKS ENDED DECEMBER 4, 2010 COMPARED TO THE 12 WEEKS ENDED DECEMBER 5, 2009

OVERALL
The following table summarizes our results of operations for the 12 weeks ended December 4, 2010 compared to the 12 weeks ended December 5, 2009:

	12 Weeks Ended December 4, 2010	12 Weeks Ended December 5, 2009	Favorable (Unfavorable) Dollar Change	% Change
	(in millions, except percentages)
Sales	$1,793.8	$1,962.7	$(168.9)	(8.6)%
Decrease in comparable store sales	(4.9)%	(5.8)%	NA	NA
Loss from continuing operations	$(180.7)	$(502.4)	$321.7	64.0%
Loss from discontinued operations	$(18.7)	$(57.2)	$38.5	67.3%
Net loss	$(199.4)	$(559.6)	$360.2	64.4%
Net loss per share – basic	$(3.78)	$(10.50)	$6.72	64.0%
Net loss per share – diluted	$(3.78)	$(14.35)	$10.57	73.7%

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$10.4	$36.7	$(26.3)	(71.7	) %
_______________________________________________________
(1)                 For an explanation of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA, refer to the discussion under “Non-GAAP Financial Measures - Adjusted EBITDA” that follows.

Average weekly sales per supermarket were approximately $382,800 for the third quarter of fiscal 2010 versus $398,700 for the corresponding period of the prior year, a decrease of 4.0%, primarily due to the overall decline in our sales resulting from decreased customer counts due to increased competition and negative value perception of our stores.

SALES

	For the 12 weeks ended
	Dec. 4, 2010	Dec. 5, 2009
	(in thousands)
Fresh	$902,753	$973,556
Pathmark	759,946	857,316
Gourmet	63,307	65,484
Other	67,799	66,336
Total sales	$1,793,805	$1,962,692

Sales decreased from $1,962.7 million for the 12 weeks ended December 5, 2009 to $1,793.8 million for the 12 weeks ended December 4, 2010, primarily due to a decrease in comparable stores sales and store closures, partially offset by sales from one new store.  The overall decline in comparable store sales was primarily caused by a decrease in customer count.  The decrease in sales in our Fresh segment of $70.8 million was primarily related to a decline in the comparable store sales of $70.5 million and store closures of $6.0 million, partially offset by $5.7 million in new stores.  The decrease in sales in our Pathmark segment of $97.4 million was primarily due to a decline in comparable store sales.  Sales generated by our Gourmet segment declined by $2.2 million, primarily due to a decline in comparable store sales.  The sales increase of $1.5 million, or 2.2%, in our Other segment, representing Food Basics and Wine, Beer & Spirits, was primarily driven by increased sales generated by our Food Basics business, and was primarily attributable to increased comparable store sales of $1.9 million.

GROSS MARGIN
Gross margin of $534.2 million decreased 31 basis points as a percentage of sales to 29.78% for the third quarter of fiscal 2010 from gross margin of $590.6 million or 30.09% for the third quarter of fiscal 2009, reflecting lower margins from our Fresh, Pathmark and Gourmet segments, partially offset by improved margin rate from our Other Segment driven by our Food Basics business.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total Company	$(50.8)	$(5.5)	$(56.3)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $635.6 million or 35.43% as a percentage of sales for the third quarter of fiscal 2010, as compared to $631.2 million or 32.16% as a percentage of sales for the third quarter of fiscal 2009.

SG&A expenses for the third quarter of fiscal 2010 included (i) net restructuring and other costs of $57.1 million, or 319 basis points, of which $48.3 million was primarily attributed to the closing of 25 stores during the 12 weeks ended December 4, 2010 (ii) real estate expenses of $3.8 million, or 21 basis points and (iii) stock-based compensation expense of $1.3 million, or 8 basis points.

SG&A expenses for the third quarter of fiscal 2009 included (i) net real estate related costs of $20.6 million, or 105 basis points, (ii) net restructuring and other costs of $0.9 million, or 5 basis points, and (iii) stock compensation expense of $0.6 million, or 3 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 101 basis points during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009, primarily due to lower sales leverage on fixed costs, including increased labor costs of 14 basis points, increased occupancy related costs of 30 basis points.  In addition, corporate and banner administrative expenses increased by $11.1 million, or 72 basis points. These increases were partially offset by reductions in various operating expenses and non-allocated corporate overhead.

During the 12 weeks ended December 4, 2010 and December 5, 2009, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of nil and $1.5 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred during the third quarter of fiscal 2010 that required us to test the related long-lived assets for potential impairment.  As a result of our testing, we recorded impairment charges relating to Pathmark aggregating $28.2 million, primarily attributable to favorable leases, capital leases, and land and buildings.  Refer to Note 5 to our Consolidated Financial Statements – Valuation of Long-Lived Assets for additional information.

In August 2010, we announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround.  The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores.  As a result, we recorded an impairment charge of $23.7 million during the prior quarter. The store closures were completed in our Company’s third fiscal quarter.  During the 12 weeks ended December 4, 2010, we recorded an additional impairment charge of $1.1 million. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. Refer to Note 15 to our Consolidated Financial Statements – Asset Disposition Initiatives.

As we worked through our turnaround plan, we experienced significant impediments to lowering our operating costs, leading to revised projections and triggering a requirement for an interim impairment analysis for quarter ended December 4, 2010.  As a result of our testing, we concluded that no goodwill impairment was required; however an impairment of $12.7 million for our Pathmark trademark was recorded.   Refer to Note 3 to our Consolidated Financial Statements – Goodwill and Other Intangible Assets for additional information.

SEGMENT (LOSS) INCOME

	For the 12 weeks ended
	Dec. 4, 2010	Dec. 5, 2009
	(in thousands)
Fresh	$4,891	$13,313
Pathmark	(20,992)	(16,501)
Gourmet	5,411	6,804
Other	595	(116)
Total segment (loss) income	$(10,095)	$3,500

Segment income decreased $13.6 million from income of $3.5 million for the 12 weeks ended December 5, 2009 to a loss of $10.1 million for the 12 weeks ended December 4, 2010.  Our Fresh and Pathmark segments experienced segment income declines of $8.4 million and $4.5 million, respectively, primarily attributable to declines in sales and lower gross margins, partially due to higher promotional spending and reductions in everyday prices for these segments, partially offset by reduced labor, operating and occupancy expenses.  Segment income from our Gourmet business declined by $1.4 million, primarily due to a decline in sales and gross margins.  Segment income for our Other segment, representing Food Basics and Wine, Beer and Spirits, increased by $0.7 million, as the improved sales and gross margin from our Food Basics business more than offset increased labor and occupancy expenses.  Refer to Note 20 – Reportable Segments for further discussion of our reportable operating segments.

ADJUSTED EBITDA

Adjusted EBITDA declined $26.3 million from $36.7 million for the 12 weeks ended December 5, 2009 to $10.4 million for the 12 weeks ended December 4, 2010, primarily due to the $13.6 million decline in operations (refer to the above Segment (Loss) Income discussion).

Our management uses Adjusted EBITDA as a supplemental non-GAAP financial measure.  Refer to Non-GAAP Financial Measures-Adjusted EBITDA discussion that follows for further description and reconciliations to the appropriate GAAP financial measures.

NONOPERATING INCOME
During the third quarter of fiscal 2010 and 2009, we recorded unfavorable adjustments of $0.2 million and $15.9 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $40.0 million for the third quarter of fiscal 2010 decreased from the prior year expense of $45.7 million, primarily due to a smaller discount rate adjustment used to revalue our GHI contractual obligation resulting in a decrease in this expense of $2.9 million, a decrease of $2.2 million relating to preferred stock issuance costs and interest expense, and a decrease of $0.7 million in interest expense pertaining to capital lease obligations and real estate liabilities. These net decreases were partially offset by an $0.8 million increase in interest expense from self insurance and GHI interest.

INCOME TAXES
The income tax benefit from continuing operations for the third quarter of fiscal 2010 was $3.0 million, compared to the benefit of $12.4 million for the third quarter of fiscal 2009.  Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 1.6% and 2.4%, for the 12 weeks ended December 4, 2010 and December 5, 2009, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
The loss from operations of discontinued businesses, net of tax, for the third quarter of fiscal 2010 of $18.7 million decreased from a loss of $57.2 million for the third quarter of fiscal 2009, primarily due to a larger change in estimated occupancy reserves in fiscal 2009 compared with fiscal 2010.

40 WEEKS ENDED DECEMBER 4, 2010 COMPARED TO THE 28 WEEKS ENDED DECEMBER 5, 2009

OVERALL
The following table summarizes our results of operations for the 40 weeks ended December 4, 2010 compared to the 40 weeks ended December 5, 2009:

	40 Weeks Ended December 4, 2010	40 Weeks Ended December 5, 2009	Favorable (Unfavorable) Dollar Change	% Change
	(in millions, except percentages)

Sales	$6,277.0	$6,818.0	$(541.0)	(7.9)%
Decrease in comparable store sales	(6.4)%	(4.2)%	NA	NA
Loss from continuing operations	$(439.1)	$(622.9)	$183.8	29.5%
Loss from discontinued operations	$(36.6)	$(82.2)	$45.5	55.4%
Net loss	$(475.7)	$(705.1)	$229.4	32.5%
Net loss per share – basic	$(9.13)	$(13.31)	$4.18	31.4%
Net loss per share – diluted	$(34.62)	$(25.42)	$(9.20)	(36.2)%

Non-GAAP Financial Data:
Adjusted EBITDA (1)	$37.1	$182.7	$(145.6)	(79.7)%
_______________________________________________________
(1)                   For an explanation of Adjusted EBITDA and a reconciliation of Net Loss to Adjusted EBITDA, refer to the discussion under “Non-GAAP Financial Measures - Adjusted EBITDA” that follows.

Average weekly sales per supermarket were approximately $389,600 for the 40 weeks ended December 4, 2010 versus $412,900 for the corresponding period of the prior year, a decrease of 5.6%, primarily due to the overall decline in our sales resulting from decreased customer counts due to increased competition and negative value perception of our stores.

SALES

	For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009
	(in thousands)
Fresh	$3,158,274	$3,403,009
Pathmark	2,687,650	2,995,194
Gourmet	201,301	206,875
Other	229,789	212,918
Total sales	$6,277,014	$6,817,996

Sales decreased from $6,818.0 million for the 40 weeks ended December 5, 2009 to $6,277.0 million for the 40 weeks ended December 4, 2010, primarily due to a decrease in comparable stores sales and store closures, partially offset by sales from new stores.  The overall decline in sales was primarily caused by a decrease in customer count.  The decrease in sales in our Fresh segment of $244.7 million was primarily related to a decline in the comparable store sales of $219.8 million and store closures of $30.6 million, partially offset by $5.7 million in new stores.  The decrease in sales in our Pathmark segment of $307.5 million was primarily due to a decline in comparable store sales of $276.1 million and store closures of $31.4 million.   Sales generated by our Gourmet segment declined by $5.6 million, primarily due to a decline in comparable store sales.  The sales increase of $16.9 million, or 7.9%, in our Other segment, representing Food Basics and Wine, Beer & Spirits, was primarily driven by increased sales generated by our Food Basics business, and was primarily attributable to increased comparable store sales of $17.0 million.

GROSS MARGIN
Gross margin of $1,860.8 million decreased 56 basis points as a percentage of sales to 29.64% for the 40 weeks ended December 4, 2010, from gross margin of $2,058.8 million or 30.20% for the 40 weeks ended December 5, 2009, reflecting lower margins from our Fresh, Pathmark and Gourmet segments, partially offset by improved margin rate from our Other Segment driven by our Food Basics business.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the 40 weeks ended December 5, 2009 to the 40 weeks ended December 4, 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total Company	$(163.3)	$(34.7)	$(198.0)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $2,087.8 million or 33.26% as a percentage of sales for the 40 weeks ended December 4, 2010, as compared to $2,109.8 million or 30.94% as a percentage of sales for the 40 weeks ended December 5, 2009.

SG&A expenses for 40 weeks ended December 4, 2010 included (i) net restructuring and other costs of $71.1 million, or 113 basis points, of which $48.4 million was primarily attributed to the closing of 25 stores during the 12 weeks ended December 4, 2010 (ii) self insurance reserve adjustments of $16.2 million, or 26 basis points, (iii) stock-based compensation related expense of $1.2 million, or 0.2 basis points, and (iv) real estate related expenses of $2.4 million, or 0.4 basis points.

Included in SG&A for the 40 weeks ended December 5, 2009 are: (i) net real estate related costs of $29.8 million, or 44 basis points, (ii) net restructuring and other costs of $5.7 million, or 8 basis points, (iii) stock compensation expense of $4.7 million, or 7 basis points, and (iv) pension withdrawal costs of $2.4 million, or 4 basis points.

Excluding the items listed above, SG&A as a percentage of sales increased by 148 basis points during the 40 weeks ended December 4, 2010, as compared to the 40 weeks ended December 5, 2009, primarily due to lower sales leverage on fixed costs, including increased labor costs of 71 basis points, and increased occupancy related costs of 41 basis points.   In addition, corporate and banner administrative expenses increased by $25.0 million, or 50 basis points, as the decline in corporate and administrative costs was more than offset by an increase in corporate costs attributable to store-related activities, primarily benefits and occupancy costs. These increases were partially offset by reductions in various operating expenses and non-allocated corporate overhead.

During the 40 weeks ended December 4, 2010 and December 5, 2009, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $1.1 million and $5.2 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  We recorded an impairment charge of $40.2 million during the 40 weeks ended December 4, 2010 to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $103.6 million to their fair value of $63.4 million. The impairment charge of $40.2 million recorded during the 40 weeks ended December 4, 2010 all related to Pathmark with the exception of $0.9 million which related to SuperFresh. During the 40 weeks ended December 5, 2009, we recorded an impairment charge of $40.8 million related to Pathmark. These amounts were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations. Refer to Note 5 to our Consolidated Financial Statements – Valuation of Long-Lived Assets for additional information.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. As a result, we recorded an impairment charge of $24.8 million during the 40 weeks ended December 4, 2010. The affected stores included locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. The store closures were completed in our Company’s third fiscal quarter. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. Refer to Note 15 to our Consolidated Financial Statements – Asset Disposition Initiatives.

As we worked through our turnaround plan, we experienced significant impediments to lowering our operating costs, leading to revised projections and triggering a requirement for an interim impairment analysis for our quarter ended December 4, 2010.  As a result of our testing, we concluded that no goodwill impairment was required; however an impairment of $12.7 million for our Pathmark Trademark was recorded. Refer to Note 3 to our Consolidated Financial Statements – Goodwill and Other Intangible Assets for additional information.

SEGMENT (LOSS) INCOME

	For the 40 weeks ended
	Dec. 4, 2010	Dec. 5, 2009
	(in thousands)
Fresh	$28,618	$87,322
Pathmark	(73,572)	(33,589)
Gourmet	14,294	18,234
Other	1,586	1,541
Total segment (loss) income	$(29,074)	$73,508

Segment (loss) income decreased $102.6 million from income of $73.5 million for the 40 weeks ended December 5, 2009 to a loss of $29.1 million for the 40 weeks ended December 4, 2010.  Our Fresh and Pathmark segments experienced segment income declines of $58.7 million and $40.0 million, respectively, primarily attributable to declines in sales and lower gross margins, partially due to higher promotional spending and reductions in everyday prices for these segments, partially offset by reduced labor, operating and occupancy expenses.  Segment income from our Gourmet business declined by $3.9 million, primarily due to a decline in sales and gross margins.  Segment income for our Other segment, representing Food Basics and Wine, Beer and Spirits, increased by approximately $0.1 million.  Refer to Note 20 – Reportable Segments for further discussion of our reportable operating segments.

ADJUSTED EBITDA
Adjusted EBITDA declined $145.6 million from $182.7 million for the 40 weeks ended December 5, 2009 to $37.1 million for the 40 weeks ended December 4, 2010, primarily due to the $102.6 million decline in operations (refer to the above Segment (Loss) Income discussion).

Our management uses Adjusted EBITDA as a supplemental non-GAAP financial measure.  Refer to Non-GAAP Financial Measures-Adjusted EBITDA discussion that follows for further description and reconciliations to the appropriate GAAP financial measures.

NONOPERATING INCOME
During the 40 weeks ended December 4, 2010 and 40 weeks ended December 5, 2009, we recorded a favorable adjustment of $10.2 million and an unfavorable adjustment of $24.9 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $147.3 million for the 40 weeks ended December 4, 2010 decreased from the prior year expense of $148.4 million for the 40 weeks ended December 5, 2009. This decrease in interest expense was attributable to our GHI contractual obligation, for which interest expense was $9.5 million lower than the 40 weeks ended December 5, 2009, primarily due to lower discount rates used to revalue this obligation during fiscal 2010, which is derived each period from published zero-coupon AA corporate bond yields. Additional decreases in interest expense include $3.2 million relating to preferred stock issuance costs and interest expense, $2.1 million from our $655 million Credit Agreement, and $2.0 million in interest from capital lease obligations and real estate liabilities. These decreases were primarily offset by $12.3 million of incremental interest expense and bond issuance cost amortization recorded during the 40 weeks ended December 4, 2010 relating to our $260 million 11.375% senior secured notes due 2015 that were issued in August 2009 along with increases of $1.9 million from the amortization of deferred financing fees and $1.6 million from self insurance and GHI interest.

INCOME TAXES
The benefit from income taxes from continuing operations for the 40 weeks ended December 4, 2010 was $2.7 million, compared to the benefit of $14.0 million for 40 weeks ended December 5, 2009.  Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 0.6% and 2.2%, for the 40 weeks ended December 4, 2010 and December 5, 2009, respectively, varied from the statutory rate of 35%, primarily due to the recording of state and local income taxes, the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets, the recording of additional valuation allowance and the impact of the Pathmark financing.

DISCONTINUED OPERATIONS
The loss from operations of discontinued businesses, net of tax, for the 40 weeks ended December 4, 2010 of $36.7 million decreased from a loss of $82.2 million for the 40 weeks ended December 5, 2009, primarily due to smaller changes in estimated occupancy reserves recorded during the 40 weeks ended December 4, 2010, which was partially offset by higher self insurance reserve charges during the 40 weeks ended December 4, 2010.

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

Adjusted EBITDA is defined as EBITDA adjusted to exclude the following, if applicable: (i) goodwill, trademark, and long-lived asset impairment, (ii) net restructuring and other charges, (iii) real estate related activity, (iv) stock based compensation, (v) pension withdrawal costs, (vi) LIFO provision adjustments, (vii) nonoperating loss/income, and (viii) other items that management considers nonoperating in nature and excludes when evaluating the results of the ongoing business.

The following tables reconcile “Net loss” as set forth in our Consolidated Statements of Operations and “Net cash used in operating activities” as set forth in our Consolidated Statements of Cash Flows prepared in accordance with GAAP to the non-GAAP measure of “Adjusted EBITDA” (in thousands):

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Net loss	$(199,370)	$(559,586)	$(475,687)	$(705,055)
Loss from discontinued operations	18,687	57,148	36,576	82,154
Benefit from income taxes	(2,953)	(12,375)	(2,708)	(13,983)
Interest expense, net	40,038	45,718	147,306	148,433
Depreciation and amortization	49,945	55,813	171,841	191,385
EBITDA	(93,653)	(413,282)	(122,672)	(297,066)
Adjustments:
Goodwill, trademark, and long-lived asset impairment	42,036	412,560	77,684	412,560
Net restructuring and other	11,682	1,243	24,914	4,140
Real estate related activity	48,115	20,584	47,881	29,812
Stock-based compensation	1,347	640	1,246	4,683
Pension withdrawal costs	-	-	-	2,445
LIFO adjustment	642	(981)	2,139	1,185
Self insurance reserve	-	-	16,152	-
Nonoperating loss (income)	213	15,944	(10,241)	24,898
Total adjustments to EBITDA	104,035	449,990	159,775	479,723
Adjusted EBITDA	$10,382	$36,708	$37,103	$182,657

Reconciliation of Net cash used in operating activities to EBITDA and Adjusted EBITDA

	12 Weeks Ended		40 Weeks Ended
	Dec. 4, 2010	Dec. 5, 2009	Dec. 4, 2010	Dec. 5, 2009
Net cash used in operating activities	$(85,841)	$(72,235)	$(180,264)	$(51,009)
Goodwill, trademark, and long-lived asset impairment	(42,036)	(413,987)	(78,828)	(417,726)
Nonoperating (loss) income	(213)	(15,944)	10,241	(24,898)
Interest expense, net	40,038	45,718	147,306	148,433
Non-cash interest expense	(4,400)	(7,708)	(27,658)	(35,101)
Asset disposition initiatives	121	(48,767)	117	(57,765)
Occupancy charges for normal store closures	(6,558)	(20,215)	(7,024)	(38,589)
Gain (loss) on disposal of owned property	2,224	(2,352)	4,031	1,228
Amortization of deferred real estate income	1,022	1,103	3,434	3,938
Loss from operations of discontinued operations	18,687	57,148	36,655	82,154
Benefit from income taxes	(2,953)	(12,375)	(2,708)	(13,983)
Deferred income tax benefit	3,058	12,013	3,058	12,013
Pension withdrawal costs	-	-	-	(2,445)
Self insurance reserve	(929)	-	(22,590)	(1,613)
Employee benefit related costs	(7,015)	(4,290)	(13,728)	(4,290)
LIFO adjustment	(642)	981	(2,139)	(1,185)
Stock compensation expense	(1,347)	(640)	(1,246)	(4,683)
Changes in working capital	25,033	55,142	(1,252)	38,825
Other assets	7,404	(2,382)	10,203	7,546
Other non-current liabilities	(40,228)	14,861	(1,300)	62,777
Other, net	922	647	1,020	(693)
EBITDA	(93,653)	(413,282)	(122,672)	(297,066)
Adjustments:
Goodwill, trademark, and long-lived asset impairment	42,036	412,560	77,684	412,560
Net restructuring and other	11,682	1,243	24,914	4,140
Real estate related activity	48,115	20,584	47,881	29,812
Stock-based compensation	1,347	640	1,246	4,683
Pension withdrawal costs	-	-	-	2,445
LIFO adjustment	642	(981)	2,139	1,185
Self insurance reserve	-	-	16,152	-
Nonoperating (income) loss	213	15,944	(10,241)	24,898
Total adjustments to EBITDA	104,035	449,990	159,775	479,723
Adjusted EBITDA	$10,382	$36,708	$37,103	$182,657

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

	For the 40 Weeks Ended
	December 4, 2010	December 5, 2009
Net cash used in operating activities	$(180,264)	$(51,009)
Net cash used in investing activities	$(17,955)	$(58,296)
Net cash provided by financing activities	$38,204	$215,772

Net cash used in operating activities increased by $129.3 million during the 40 weeks ended December 4, 2010 as compared to 40 weeks ended December 5, 2009, primarily due to lower sales and the related margin income, as reflected in our $229.0 million increase in net loss adjusted by non-cash charges and a reduction in working capital of $37.6 million, partially offset by a reduction in cash paid for closed locations of approximately $25.5 million.

Net cash used in investing activities decreased by $40.3 million during the 40 weeks ended December 4, 2010 as compared to 40 weeks ended December 5, 2009, primarily due to the proceeds from the disposal of property of $38.2 million, $6.4 million in proceeds from flood insurance, and a $9.1 million decrease in expenditures for property. Not included during the 40 weeks ended December 4, 2010 were $5.9 million in proceeds from the sale of a joint venture and $4.2 million in proceeds from maturities of marketable securities that were received during the 40 weeks ended December 5, 2009.  Property expenditures during the 40 weeks ended December 4, 2010 totaled $62.9 million, which relates to one off-site replacement and one remodel, as compared to $71.9 million during the 40 weeks ended December 5, 2009, which included five additions, six remodels and four conversions.

Net cash provided by financing activities decreased $177.6 million during the 40 weeks ended December 4, 2010 as compared to the 40 weeks ended December 5, 2009, primarily due to an increase in principal payments on revolving lines of credit of $398.1 million, the respective absences of the proceeds from issuance of long-term debt of $253.2 million and proceeds from issuance of preferred stock of $175.0 million during the 40 weeks ended December 4, 2010. These amounts were partially offset by an increase in proceeds under our revolving lines of credit of $580.1 million, $89.8 million in proceeds from sales-leaseback transactions that closed during third quarter 2010, and a decrease in book overdrafts of $34.2 million.

Working Capital
We had negative working capital of $157.4 million at December 4, 2010, compared to positive working capital of $201.3 million at February 27, 2010.  We had cash and cash equivalents aggregating $92.4 million at December 4, 2010 (which includes cash in-transit and cash used in our stores), compared to $252.4 million at February 27, 2010.  The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents, as detailed in our Consolidated Statements of Cash Flows and an increase in the current portion of our long-term debt, representing our obligation relating to our 5.125% Convertible Senior Notes, due June 15, 2011.

Debt Obligations
Our total long-term debt was $988.3 million and $990.6 million at December 4, 2010 and February 27, 2010, respectively.  The current portion of our long-term debt increased from $0.2 million at February 27, 2010 to $171.5 million at December 4, 2010, primarily due to the current classification of our $165.0 million 5.125% Convertible Senior Notes due June 15, 2011 that have a carrying value of $161.2 million at December 4, 2010.

At December 4, 2010, we had the following availability under our amended $655.0 million Credit Agreement and other resources, available to reduce our obligations or use in our future operations:

	Amount ($ in thousands)	Expiration Date
Amended $655.0 million Credit Agreement	$655,000	December 2012
Borrowing base collateral adjustment	(227,417)
Available for borrowing	427,583 (1)
Loans outstanding	(116,017)
Letters of credit outstanding	(196,153)
Net available borrowings at December 4, 2010	$115,413

Invested cash	$634 (2)
_______________________________
(1)	The availability under the Credit Agreement is limited to the value assigned to the collateral supporting the Credit Agreement.
(2)      The remainder of our cash is in-transit or is used in our stores for operations.

Based on information available to us, as of the date of this report, we have no indication that the financial institutions acting as lenders under our Credit Agreement would be unable to fulfill their commitments.

After our Company’s Bankruptcy Filing on December 12, 2010, we repaid our Credit Agreement with a balance of $140.5 million with the proceeds from the $350.0 million term loan under the DIP Credit Agreement and held excess cash not utilized in our store operations of $244.0 million. At January 10, 2011, we received court approval to draw down on the $450.0 million revolver which provided, after adjusting for letters of credit and borrowing base collateral requirements, an additional $188.0 million of availability. The $188.0 million of availability is further subject to a current minimum availability covenant of $100.0 million.  Based on our investable excess cash balance and this additional availability, we believe we have enough cash to operate for the next 12 months.

Our debt ratings with Moody’s Investors Service (“Moody’s”) is Ba2 to the $450.0 million super priority senior secured revolver (“DIP Revolver”) and a rating of B2 to the $350.0 million super priority senior secured term loan (“DIP Term Loan”). Our corporate credit rating with Standard & Poor’s Ratings Group (“S&P”) is D as a result of the Bankruptcy Filing.  Our DIP Revolver and the DIP Term Loan ratings with S&P are BB+ and BB-, respectively. Given these current ratings, the availability and cost of financing to our Company could be adversely affected.

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

The Preferred Stock issuance was classified within temporary stockholders equity in our Consolidated Balance Sheets as of December 4, 2010 and February 27, 2010.  The holders of the Preferred Stock are entitled to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.

If our Company makes a dividend payment in additional shares of Preferred Stock, the Preferred Stock shall be valued at the liquidation preference of the Preferred Stock and the dividend rate will be 8.0% plus 1.5%.  During the 12 and 40 weeks ended December 4, 2010, we paid cash Preferred Stock dividends of $3.5 million and $10.5 million, respectively.

Bankruptcy Filing

On December 12, 2010, subsequent to our balance sheet date, our Company” and all of its U.S. subsidiaries (the “Filing Subsidiaries” and, together with our Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), case number 10-24549.  Management's decision to make the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management's conclusion in the third quarter that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement its previously announced turnaround strategy. The Debtors will continue to operate their businesses in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our Company’s non-U.S. subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting the Debtors to enter into a Superpriority Debtor-in-Possession Credit Agreement (as amended and restated by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010 and further amended by that certain First Amendment thereto dated January 10, 2011, the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder. On December 14, 2010, the Debtors satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility evidenced by the Credit Agreement (see Note 8 – Indebtedness and Other Financial Liabilities above). Pursuant to the terms of the DIP Credit Agreement:

•
the DIP Lenders agreed to lend up to $800.0 million in the form of a $350.0 million term loan and a $450.0 million revolving credit facility with a $250.0 million sublimit for letters of credit, in each case subject to the terms and conditions therein;

•
our Company’s and the Subsidiary Borrower’s obligations under the DIP Credit Agreement and the other specified loan documents are guaranteed by our Company’s certain other subsidiaries that are Debtors (“Subsidiary Guarantors” and, together with our Company and the Subsidiary Borrowers, the “Loan Parties”); and

•
the Loan Parties’ obligations under the DIP Credit Agreement and such other specified loan documents are secured by a security interest in, and lien upon, substantially all of the Loan Parties’ existing and after-acquired personal and real property, having the priority and subject to the terms therein and in the order(s) entered into by the Bankruptcy Court, as applicable.

Our Company will have the option to have interest on the revolving loans under the revolving credit facility provided under the DIP Credit Agreement accrue at an alternate base rate plus 200 basis points or at adjusted LIBOR plus 300 basis points. Our Company will have the option to have interest on the term loan provided under the DIP Credit Agreement accrue at an alternate base rate plus 600 basis points or at adjusted LIBOR (with a floor of 175 basis points) plus 700 basis points. The DIP Credit Agreement limits, among other things, our Company’s and the other Loan Parties’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay certain indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of certain indebtedness and certain material contracts. The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant, minimum liquidity covenant and minimum cumulative EBITDA covenant.  We are currently in compliance with all covenants.  The DIP Credit Agreement matures upon the earliest to occur of (a) June 14, 2012, (b) the acceleration of the loans and the termination of the commitment thereunder, (c) 40 days after the entry of the interim order of the Bankruptcy Court if the final order has not been entered by the Bankruptcy Court prior to the expiration of such 40-day period and (d) the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code, which for purposes hereof shall be no later than the effective date thereof) of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court.

The Bankruptcy Filing constituted an event of default with respect to the debt obligations described within Note 8 – Indebtedness and Other Financial Liabilities.

The Debtors are currently operating pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 21; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

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

In the normal course of business, we have assigned to third parties various leases related to former operating stores (the “Assigned Leases”) for which we generally remained secondarily liable.  As such, if any of the assignees were to become unable to make payments under the Assigned Leases, we could be required to assume the lease obligation.  As of December 4, 2010, 196 Assigned Leases remain in place.  Assuming that each respective assignee became unable to make payments under an Assigned Lease, an event we believe to be remote, we estimate our maximum potential obligation with respect to the Assigned Leases to be approximately $561.8 million, which could be partially or totally offset by reassigning or subletting these leases.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 27, 2010.  There have been no significant changes in these policies during the 40 weeks ended December 4, 2010.

Long-Lived Assets

As we worked through our turnaround plan, we experienced significant impediments to lowering our operating costs, leading to revised projections and triggering a requirement for an interim impairment analysis for our quarter ended December 4, 2010.  These analyses resulted in impairment of $28.2 million of our long-lived assets and $12.7 million of Pathmark trademark.

As a result of experiencing cash flow losses at certain stores, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  As a result, for the 12 and 40 weeks ended December 4, 2010, we recorded impairment charges of $28.2 million and $40.2 million, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $63.0 million to their fair value of $34.8 million for the 12 weeks ended December 4, 2010.  The impairment charge of $28.2 million during the 12 weeks ended December 4, 2010 all related to Pathmark. The impairment charge of $40.2 million recorded during the 40 weeks ended December 4, 2010 all related to Pathmark with the exception of $0.9 million which related to SuperFresh. These amounts were recorded within “Long-lived asset impairment” in our Consolidated Statements of Operations.  Refer to Note 5 to our Consolidated Financial Statements - Valuation of Long-Lived Assets for additional information.

In August 2010, our Company announced a plan to close 25 stores in five states as we began the implementation and execution phase of our comprehensive turnaround. The affected stores include locations in close proximity to other Company stores, those facing real estate and cost issues, and underperforming non-core stores. As a result, we recorded an impairment charge of $23.7 million during the prior quarter. We recorded an additional impairment charge of $1.1 million during the 12 weeks ended December 4, 2010. The store closures were completed in our Company’s third fiscal quarter. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

Goodwill

The fair value of the A&P and the Food Emporium reporting units exceeded their carrying values by an excess of 50%. The fair value of the Waldbaum’s,  FoodBasics and Beer, Wine, & Spirits reporting units exceeded their carrying values by an excess of 25%.

Trademark

We currently estimate that the fair value of our trademark decreases by approximately $18.0 million for each five basis point decrease in the market royalty rate and by approximately $8.0 million for each 10% decline in revenues from our current projections.

Definite-Lived Intangibles

The fair value of the Pathmark reporting unit exceeded its carrying values by an excess of 30%.

Worker’s Compensation and General Liability Reserves

During the 40 weeks ended December 4, 2010, our worker’s compensation and general liability reserves increased by $23.2 million ($17.7 million for continuing operations and $5.5 million for discontinued operations), primarily due to a change in estimate of approximately $21.6 million related to the negative development of prior year claims of approximately $17.7 million and the related state assessments for such claims of approximately $3.9 million. These estimates are determined by actuarial projections of losses. There have been no other significant adjustments to our estimate and while we expect the estimates may change in the future due to the reasons previously stated, we believe our current liability is adequate.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations.  As of December 4, 2010, we do not have cash flow exposure due to rate changes on $872.3 million in aggregate book value of our debt securities because they are at fixed interest rates ranging from 2.25% to 11.375%.  However, we did have cash flow exposure on our committed and uncommitted lines of credit of $116.0 million due to variable interest rates on that debt. Accordingly, during the 12 and 40 weeks ended December 4, 2010, a presumed 1% change in the variable rate would have impacted interest expense by $0.3 million and $1.0 million, respectively.  A presumed 1% change in the variable rate during the 12 and 40 weeks ended December 5, 2009 would have impacted interest expense by $0.3 million and $1.8 million, respectively.

Foreign Exchange Risk
As of December 4, 2010, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

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

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of December 4, 2010 pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, our Company’s President and Chief Executive Officer along with our Company’s Senior Vice President, Chief Financial Officer and Treasurer, concluded that our Company’s disclosure controls and procedures were effective as of December 4, 2010.

There have been no changes during our Company’s fiscal quarter ended December 4, 2010 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – Legal Proceedings

Refer to Note 19 – Commitments and Contingencies – Legal Proceedings in our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

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

Risks Relating to Our Business

•	Failure to execute on our turnaround plan could adversely affect our Company’s liquidity, financial condition and results of operations.

As previously stated, our Company announced a comprehensive operational and revenue-driven turnaround plan designed to generate sustained profitability and cash flow, drive sales growth, restore competitive margins to the business and strengthen the foundation of our Company for the long term.  As part of this effort, on November 2, 2010, we completed the sale of seven non-core stores in Connecticut for $24.6 million, which included asset price plus inventory. In November 2010, we completed a sale-leaseback agreement for $89.8 million, exclusive of closing cost, for six Pathmark stores in New York, New Jersey, Pennsylvania, and Delaware. The Debtors are currently operating pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 21; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.   The uncertainty regarding these matters raises substantial doubt about our Company’s ability to continue as a going concern.

•	Our substantial indebtedness could impair our financial condition and our ability to fulfill our debt obligations.

We have substantial indebtedness. As of December 4, 2010, we had total indebtedness of $1,126.7 million, consisting of approximately $116.0 million outstanding under our Credit Agreement, $254.3 million of senior secured notes (net of original issue discount), $618.0 million of other outstanding notes and approximately $138.4 million outstanding under capital lease obligations.  Our indebtedness could have important consequences to our stakeholders.  For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on our indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

If we are unable to meet our debt service obligations, including as a result of any failure to implement our turnaround plan, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain such financing or sell assets on satisfactory terms, or at all.

In addition, at December 4, 2010, we had $116.0 million of variable rate debt. If market interest rates increase, such variable-rate debt will have higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk and may increase our risk.

•	We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

As of December 4, 2010, we had approximately 40,525 employees, of which approximately 68% are employed on a part-time basis. Over the last few years, increased benefit costs have caused our Company’s labor costs to increase. We cannot assure our stakeholders that our labor costs will not continue to increase, or that such increases can be recovered through increased prices charged to customers.

As of December 4, 2010, approximately 92% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. We believe that we have good relationships with our labor union partners, and we continue to engage them in discussions about working collaboratively to address contract issues impacting our Company through our turnaround plan.  However, there are no assurances that these discussions will be successful.

We are currently negotiating, and expect to negotiate, four labor agreements which in the aggregate will cover approximately 1,780 employees. In each of these negotiations, we expect that rising health care and pension costs will be important issues, as will wage costs and the nature and structure of work rules. We cannot assure our stakeholders that our labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. We expect that we would incur additional costs and face increased competition for customers if we experience any work stoppages or labor disturbances, which would adversely affect our financial condition and operating results.

•	As a result of the Bankruptcy Filing, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to the Debtor upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the Bankruptcy Filing would not be comparable to the financial condition and results of operation reflected in our historical financial statements. In connection with the Bankruptcy Filing and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

•	Operating during the Bankruptcy Filing may restrict our ability to pursue our strategic and operational initiatives.

Under the Bankruptcy Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	incur indebtedness;
•	incur or create liens;
•	dispose of assets;
•	prepay certain indebtedness and make other restricted payments;
•	enter into sale and leaseback transactions; and
•	modify the terms of certain indebtedness and certain material contracts.

•
The pursuit of the Bankruptcy Filing has consumed and will continue to consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Bankruptcy Filing have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially and adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Bankruptcy Filing is protracted.

•	We may not be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the DIP Lender.

The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant, minimum liquidity covenant and minimum cumulative EBITDA covenant. The DIP Credit Agreement matures upon the earliest to occur of (a) June 14, 2012, (b) the acceleration of the loans and the termination of the commitment thereunder, (c) 40 days after the entry of the interim order of the Bankruptcy Court if the final order has not been entered by the Bankruptcy Court prior to the expiration of such 40-day period and (d) the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code, which for purposes hereof shall be no later than the effective date thereof) of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court.

If, as a result of our breach of the terms thereof, the DIP Credit Agreement is terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we could be required to seek a sale of our Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Filing into a liquidation under Chapter 7 of the Bankruptcy Code.

•
If we are unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available we could be required to seek a sale of our Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the DIP Lender, the UCC or the Bankruptcy Court will approve the Proposed Plan or that the DIP Credit Agreement will not be terminated by the DIP Lender for our breach thereof. If either of these events were to occur we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

•
As a result of approval and implementation of the Proposed Plan, should such occur, certain changes in ownership of our Company could occur, which could adversely affect our ability to utilize our significant net operating loss carry-forwards upon our emergence from the Bankruptcy Filing.

There are certain tax attributes, such as net operating loss carry-forwards, that may be limited or lost altogether in the event of an ownership change as defined under Section 382 of the Internal Revenue Code. If a change of ownership were to occur as a result of the implementation of the Proposed Plan, upon our emergence from the Bankruptcy Filing there could be significant valuation allowances placed on deferred tax assets, thereby minimizing or eliminating significant favorable tax benefits to our Company.

•	We may experience increased levels of employee attrition.

During the pendency of the Bankruptcy Filing, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale, at the corporate, field and store levels, could have a materially adverse affect on our ability to meet customer, trade partner and strategic partner expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Bankruptcy Filing is limited during the Bankruptcy Filing by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse affect on our financial condition and results of operations.

Trading in our securities during the pendency of the Bankruptcy Filing is highly speculative and poses substantial risks. Our common stock may be cancelled and holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is unclear at this stage of the Bankruptcy Filing if any plan of reorganization would allow for distributions with respect to our common stock. It is likely that these equity interests will be cancelled and extinguished in connection with confirmation of a plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Filing. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

•
Our common stock and 9 3/8% senior quarterly interest bonds are no longer listed on a national securities exchange and are quoted only on the Pink Sheets, which could negatively affect our stock price, bond price and liquidity.

As of December 13, 2010, our common stock and 9 3/8% senior quarterly interest bonds (“9 3/8% bonds”) trade exclusively on the Pink OTCQB market (the “Pink Sheets”) and are currently traded under the symbols GAPTQ and GAJTQ, respectively. The Pink Sheets is a significantly more limited market than the NYSE, and the quotation of our common stock and 9 3/8% bonds on the Pink Sheets may result in a less liquid market available for existing and potential stockholders and bondholders, respectively, to trade in our common stock and 9 3/8% bonds. This could further depress the trading price of our common stock and 9 3/8% bonds and could also have a long-term adverse effect on our ability to raise capital. We may not be able to relist our common stock on a nationally-recognized securities exchange.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

1.1
Agreement of Sale and Leaseback (the "Sale Agreement"), dated November 4, 2010, by and among Winstanley
Enterprises, LLC, certain of its affiliated entities, the Comapny and certain of its subsidiaries (incorporated by reference to Exhibit 1.1 of Form 8-K filed on November 9, 2010).

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: January 13, 2011	By:	/s/ Melissa E. Sungela
Melissa E. Sungela, Vice President,
Corporate Controller
(Chief Accounting Officer and Duly Authorized Officer)