Form 10-K/A
period 2011-02-26
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-06-24
CIK 43300

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

The number of shares of common stock outstanding as of the close of business on June 10, 2011 was 53,852,470.

DOCUMENTS INCORPORATED BY REFERENCE

The Great Atlantic & Pacific Tea Company, Inc.

Form 10-K/A For the Fiscal Year Ended February 26, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, that was filed with the Securities and Exchange Commission (“SEC”) on May 10, 2011 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing.

Except as set forth in Part III, no other changes are made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the members of the Board of Directors:

			Board Member
Name	Position with the Company	Age	Since
John Barline	Director	64	1996
Thomas Casey	Director	52	2010
Andreas Guldin	Director	49	2007
Christian W.E. Haub	Director	46	1991
Edward Lewis	Director	71	2000
Dan Kourkoumelis	Director	60	2000
Gregory Mays	Director	64	2007
Gregory Rayburn	Director	52	2011
Maureen Tart-Bezer	Director	56	2001
Terrence Wallock	Director	66	2009

John Barline

Mr. Barline is and has been a member of the Board since July 9, 1996. Mr. Barline, an attorney in private practice since 1973, is currently of counsel at the law firm of Williams, Kastner & Gibbs LLP in Tacoma, Washington. His areas of practice include corporate tax law, mergers and acquisitions, general business law, estate planning and real estate. He provides personal legal services to the Haub family including Christian W. E. Haub, the Chairman of the Board of the Company (the “Executive Chairman”).  Mr. Barline is a member of the board of directors and corporate secretary of Sun Mountain Resorts, Inc. and a member of the board of directors of Wissoll Trading Company, Inc. and Sun Mountain Lodge, Inc., each a closely held corporation owned primarily by the Haub family. He is also a member of the board of directors of the Le May Automobile Museum.

Thomas Casey

Mr. Casey is and has been an independent member of the Board since September 20, 2010.  Currently, Mr. Casey is President for American Apparel, Inc. a vertically integrated clothing manufacturer, wholesaler and retailer in the United States and 20 countries.  Mr. Casey also served as Executive Vice President and Chief Financial Officer for Blockbuster, Inc. from September 2007 to August 2010.  Prior to Blockbuster, Mr. Casey had 20 years experience as a financial advisor to consumer and retail companies. From 1998 to 2007 Mr. Casey was with Deutsche Bank Securities, Inc., serving as the Head of Retail Group for North America and Managing Director.  Prior to Deutsche Bank, Mr. Casey held positions in financial and investment banking with Citigroup, Merrill Lynch, Blockbuster and Dillon Read & Co.

Andreas Guldin

Dr. Guldin became a member of the Board on May 1, 2007.  Currently Dr. Guldin is Chief Executive Officer for Emil Capital Partners, LLC (“ECP”), an investment, management and consulting entity focused on business activities in North America.  Dr. Guldin was previously Vice Chairman and Chief Strategy Officer for the Company from October 15, 2009 to February 26, 2011.  Prior to that he served as Executive Managing Director, Strategy and Corporate Development for the Company from May 1, 2007 to October 15, 2009.

Dr. Guldin was a Senior Executive Vice President (Corporate Finance) and Co-CFO of Tengelmann Warenhandelgesellschaft KG (“Tengelmann”), a role which he held from July 2005 until April 2007.  During that time he also served as an advisor to the Company’s Executive Chairman and Board of Directors, and was lead negotiator in the acquisition of Pathmark Stores, Inc. (“Pathmark”).  Prior to joining Tengelmann, Dr. Guldin served from May 1995 to March 2005 as a member of the Executive Management Team and Chief Financial Officer at E. Breuninger GmbH & Co. (Germany), a prestigious department store and fashion retailer in Germany.   Since 2008, Dr. Guldin has served as CEO of ECP;  ECP is a wholly-owned subsidiary of

Tengelmann and is a Company stockholder.  Since April 2010, Dr. Guldin serves as the Chairman of the Board of XPact Consulting AG, a software consulting company in Germany. Dr. Guldin is a Visiting Faculty Member at the European Business School (Germany).  He holds a doctorate degree in Economics and Business Administration, an MBA in Business Administration and a Masters Degree in Psychology.

Christian W. E. Haub

Mr. Haub is and has been a member of the Board since December 3, 1991. Currently Mr. Haub is Chairman and President of ECP.  He currently serves as the Company’s Chairman of the Board of Directors.  Mr. Haub served as Executive Chairman from August 15, 2005 to December 11, 2010 and from October 20, 2009 to February 8, 2010 also served as Interim President and CEO. Prior thereto Mr. Haub served as CEO of the Company since May 1, 1998 and Chairman of the Board since May 1, 2001. In addition, Mr. Haub also served as President of the Company from December 7, 1993 through February 24, 2002, and from November 4, 2002 through November 15, 2004.

Mr. Haub is a partner and Co-CEO of Tengelmann. Mr. Haub is a member of the Board of Directors of Metro, Inc., Montreal, Quebec, Canada, and is on the board of trustees of St. Joseph’s University in Philadelphia, Pennsylvania.  During his nearly 20 years of service to the Company, Mr. Haub has occupied the Company’s senior-most executive and Board leadership roles.

Edward Lewis

Mr. Lewis is and has been an independent member of the Board since May 16, 2000. Currently Mr. Lewis is currently Senior Advisor to Solera Capital.  He is chairman and founder of Essence Communications Partners, which was formed in 1969. He is a member of the board of directors of the Economic Club of New York, The American Academy of Medicine, The Boys and Girls Club, Latina Media Ventures, LLC and the Board of Jazz at Lincoln Center for the Performing Arts. He also served as chairman of the Magazine Publishers of America from 1997 to 1999, becoming the first African-American to hold this position in the 75-year history of the organization.

Dan Kourkoumelis

Mr. Kourkoumelis is and has been an independent member of the Board since March 21, 2000. Mr. Kourkoumelis was president and chief operating officer of Quality Food Centers, Inc. from May 1989 until September 1996, and thereafter president and chief executive officer of Quality Food Centers, Inc. until September 25, 1998, when he retired after Quality Food Centers, Inc. was acquired. He also served as a director of Quality Food Centers, Inc. from April 1991 until March 1998. Mr. Kourkoumelis is a member of the board of directors of Expeditors International of Washington, Inc. and also serves as a member of that company’s compensation and audit committees.  Mr. Kourkoumelis is also a director and past president of the Western Association of Food Chains, Inc.

Gregory Mays

Mr. Mays is and has been an independent member of the Board since December 3, 2007.  Mr. Mays has over thirty-five years of experience specializing in the supermarkets retail business.  Mr. Mays has a private consulting practice, specializing in management and corporate restructuring. Since 2000 Mr. Mays has been Chairman and Chief Executive Officer of three different public companies and one private company, all requiring various levels of restructuring. Currently Mr. Mays serves as Chief Executive of Simon Worldwide Inc. From 2008 through April 2010 Mr. Mays served as Chairman and Chief Executive Officer of Source Interlink Companies;  he is currently a member of that company’s Board and compensation committee.  Mr. Mays served as Chairman of Wild Oats Markets (“Wild Oats”) from July 2006 to October 2007.  Mr. Mays also served as CEO of Wild Oats from September 2006 through October 2007.   Mr. Mays was a member of the board of directors of Pathmark Stores, Inc. from June 2005 until the Company’s acquisition of Pathmark in December of 2007, at which time Mr. Mays was appointed to the Company’s Board.  Prior to that, Mr. Mays worked under an umbrella of private equity companies in a very active merger and acquisition environment.  Mr. Mays is also currently a member of the board of directors of Simon Worldwide Inc., which holds an investment in Yucaipa AEC Associates, LLC, a limited liability company that is controlled by The Yucaipa Companies, LLC.  Mr. Mays also currently serves as a member of the board of directors of Americold Realty Trust.

Gregory Rayburn

Mr. Rayburn is and has been an independent member of the Board since February 1, 2011.  Since February 2011, Mr. Rayburn has served as Chief Restructuring Officer of Indiana-Live Casino and Indiana Downs Racetrack.  Previously, Mr. Rayburn served as the Chief Executive Officer of the New York City Off Track Betting Corporation from June 2010 to January 2011, where, at the request of the Governor of New York, he developed a reorganization plan and led negotiations with State race tracks and unions.  Mr. Rayburn also served as Senior Managing Director, FTI Consulting, practice founder and leader for Palladium Partners (FTI interim management practice) from January 2005 to April 2010.  During this time he served as CEO of Magna Entertainment Corporation, Syntax-Brillian Corporation, International Outsourcing Services and Muzak Holdings LLC.  Earlier in his career, he was Chief Restructuring Officer of WorldCom – then the largest U.S. bankruptcy filing to-date, CEO of Sunterra Corporation and Chief Operating Officer, Chief Restructuring Officer of aaiPharma.  Mr. Rayburn has more than 28 years of experience leading companies and maximizing enterprise value through strategic and competitive challenges in a wide range of industries, including retail, freight, manufacturing, telecommunications, gaming, hospitality, home building and health care.

Maureen Tart-Bezer

Ms. Tart-Bezer is and has been an independent member of the Board since May 15, 2001. Ms. Tart-Bezer was executive vice president and chief financial officer of Virgin Mobile USA, a wireless MVNO (mobile virtual network operator) venture in the United States from January 2002 through June 2006. Prior to this position, Ms. Tart-Bezer was executive vice president and general manager of the American Express Company, U.S. Consumer Charge Group through December 2001. From 1977 to January 2000, Ms. Tart-Bezer was with AT&T Corporation, serving as a senior financial officer of the company, including positions as senior vice president and corporate controller and senior vice president and chief financial officer for the Consumer Services Group.  During 2007, Ms. Tart-Bezer served on the Board of Directors of Playtex Products, Inc. International until the company was sold in October of that year.  In May of 2008, Ms. Tart-Bezer became a member of the board of directors of Foster Wheeler A.G.  In February 2010 Ms. Tart-Bezer became a member of the Board of Directors of Sun Products Corp., a private corporation where she also serves as chair of their audit committee.

Terrence Wallock

Mr. Wallock is and has been an independent member of the Board since August 4, 2009.  Mr. Wallock is an attorney, consultant, and private investor and also serves as the secretary and acting general counsel of Simon Worldwide Inc., which holds an investment in Yucaipa AEC Associates, LLC, a limited liability company that is controlled by The Yucaipa Companies, LLC.  Prior to engaging in a consulting and private legal practice in 2000, he served as senior executive and/or general counsel for a number of public companies, including Denny’s Inc., The Vons Companies, Inc. and Ralphs Grocery Company.

THE BOARD OF DIRECTORS OF THE COMPANY

Governance of the Company

The Board of Directors is responsible for fiduciary oversight, strategic planning and monitoring and, through its oversight of the Management Development and Compensation Committee, compensation and succession planning. The Board has adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company, and has established a set of Corporate Governance Guidelines, which set forth the policies and principles of the Board and the Company.

The Board of Directors has established 4 mandatory committees pursuant to its by-laws and applicable regulatory authorities:  the Audit Committee; the Executive Committee; the Governance Committee; and the Management Development and Compensation Committee.  The Audit Committee, Governance Committee, and Management Development and Compensation Committee each has a written charter, which prescribe the roles and responsibilities of the committee. These committee charters are published in the Corporate Governance section of the Company’s website, www.aptea.com.  The Board of Directors generally makes committee and committee chair assignments at its meeting immediately following the annual meeting of stockholders.  The Executive Committee is prescribed by the Company’s by-laws.  The Board also establishes from time to time such non-mandatory committees as the Board deems appropriate to fulfill its responsibilities.  During the 2010 fiscal year, the Board had established a Finance Committee and a Real Estate Committee as non-mandatory committees to oversee the Company’s financial strategy and real estate capital strategy, respectively.  These Committees were dissolved in January 2011.

The Company’s website, www.aptea.com, includes the following governance materials:  the Corporate Governance Guidelines (including the procedures governing the submission of candidates for Board of Director elections), the Code of Business Conduct and Ethics, the charters for the Audit, Governance, Management Development and Compensation Committees of the Board, the Company’s policy regarding attendance of members of the Board at annual meetings and information regarding the process by which stockholders and other interested parties can send communications to the Board. Each of these documents are available in print to any stockholder or other interested party upon written request to the Senior Vice President, General Counsel & Secretary, 2 Paragon Drive, Montvale, NJ 07645, or by calling (201) 571-4355. All stockholders or other interested parties may communicate directly with the Board, including any committee thereof or a specific Director, by sending an email to bdofdirectors@aptea.com or by writing to the following address: c/o The Great Atlantic & Pacific Tea Company, Inc., Senior Vice President, General Counsel & Secretary, 2 Paragon Drive, Montvale, NJ, 07645.

The Board’s Leadership Structure

The Board is committed to strong, independent Board leadership and believes that objective oversight of management performance is a critical aspect of effective corporate governance.  A significant majority of our Board members are independent directors who are highly qualified and experienced and exercise a strong, independent oversight function.  This oversight function is enhanced by the fact that the Board’s key committees – Audit, Management Development and Compensation, and Governance – are comprised entirely of independent directors.   A number of Board and Committee processes, including regular executive sessions of independent directors, regular director sessions with the Chief Executive Officer and with members of management, and an annual evaluation of our Chief Executive Officer based upon the Company’s achievement of pre-determined operating metrics, all provide substantial independent oversight of our Chief Executive Officer’s performance.  The Board believes that this leadership structure helps the Board meet its fiduciary responsibilities to the Company and its shareholders by assuring that an independent voice is empowered to evaluate management performance and reflect best practices.

Our Board also believes that the interests of the Company and our stockholders are best served by maintaining a separate Chairman of the Board and Chief Executive Officer, reporting directly to the Board.  The Chief Executive Officer exercises general and active supervision over all aspects of the business and affairs of the Company, its officers and employees.  The Chairman oversees and coordinates the operation and activities of the Board and provides leadership to the Board in its various responsibilities, including the evaluation, approval and oversight of the Company’s execution of strategy.  Our Chairman, Mr. Haub, resigned his day-to-day executive responsibilities with the Company on December 11, 2011, but remains Chairman of the Board of Directors.

The Lead Director of the company, Bobbie Gaunt, resigned from the Board on November 28, 2010.  The Governance Committee, with the Board’s approval, decided against appointing a replacement Lead Director since the leadership of the Board became consolidated under the Chairman once Mr. Haub resigned his executive responsibilities with the Company.

The Board’s Oversight of Risk Management

The Board believes that evaluating how management manages the various risks confronting the Company is one of its most important areas of oversight.  In carrying out this critical responsibility, the Board meets at least quarterly with key members of management with primary responsibility for risk management, including the Company’s CEO, CFO and General Counsel.  The Board also exercises its risk oversight responsibilities through its various committees. Our Audit Committee, for example, is primarily responsible for evaluating and monitoring the Company’s overall risk management processes. Among its duties, the Audit Committee reviews with management (a) Company policies with respect to risk assessment and management of risks that may be material to the Company, (b) the Company’s system of disclosure controls and system of internal controls over financial reporting, and (c) the Company’s compliance with legal and regulatory requirements. In addition, the Audit Committee meets regularly with management, including the CFO and General Counsel, and in private sessions with the Company’s independent auditors, at every regularly-scheduled meeting, where aspects of risk management are discussed.

While our Audit Committee has primary responsibility for overseeing enterprise risk management, each of our other Board committees also considers risk within its area of responsibility. For example, our Management Development and Compensation Committee considers the risks that may be implicated by our executive compensation programs and our Governance Committee reviews risks related to legal and regulatory compliance as they relate to corporate governance structure and processes.   Our Board is apprised by the committee Chairs of significant risks and management’s response via regular quarterly reports.   We believe the leadership structure of our Board supports the Board’s effective oversight of the Company’s risk management.

A&P’s management is responsible for day-to-day risk management. Our Finance, Legal and Internal Audit areas serve as the primary monitoring and testing function for company-wide policies and procedures, and manage the day-to-day oversight of the risk management strategy for the ongoing business of the Company. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance and reporting levels. We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

Board Meetings and Committees

During the 2010 fiscal year, the Board of Directors held 16 meetings (including 12 by telephone); the independent directors held 1 meeting and committees of the Board held 45 meetings, comprised of 23 mandatory committee meetings and 22 non-mandatory meetings. Each director attended at least 95% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all Committees of the Board on which such director served. Each Board meeting includes an executive session of the independent directors, which was chaired by the Lead Director. Ms. Gaunt resigned the position on November 28, 2010.  The Board refrained from appointing a replacement Lead Director since the leadership of the Board became consolidated under the Chairman when Mr. Haub resigned his executive management responsibilities.

The current composition of the mandatory Board committees is as follows:

Management Development
Audit	and Compensation
Maureen Tart-Bezer (Chair)	Terrence Wallock (Chair)
Thomas Casey	Dan Kourkoumelis
Dan Kourkoumelis	Gregory Mays
Edward Lewis	Gregory Rayburn
Gregory Rayburn

Executive	Governance
Christian Haub (Chair)	Dan Kourkoumelis (Chair)
John Barline	Edward Lewis
Andreas Guldin	Gregory Rayburn
Dan Kourkoumelis	Maureen Tart-Bezer
Terrence Wallock

Our Board of Directors has determined that each of the following directors is an “independent director” as such term is defined under the Company’s Standard of Independence:

Thomas Casey
Dan Kourkoumelis
Edward Lewis
Gregory Mays
Gregory Rayburn
Maureen Tart-Bezer
Terrence Wallock

The Company complies with the NYSE’s requirement that the Board have a majority of independent directors and entirely independent audit, compensation and governance committees, even though the Company’s common stock is no longer traded on the NYSE.

Audit Committee

The Audit Committee held 9 meetings in the 2010 fiscal year, including 6 by telephone. The Board has determined that each member of the Audit Committee is independent in accordance with the NYSE listing rules, the Company’s Standards of Independence and Rule 10A-3 of the Securities Exchange Act. In addition, the Board has determined that each qualifies as an “audit committee financial expert,” as defined by the SEC’s rules.

Activities of the Audit Committee are guided by the principles set forth in the Audit Committee Charter.   A copy of this charter is available on the Company’s website at www.aptea.com under the Corporate Governance menu/tab.   The Audit  Committee (i) reviews annual financial statements prior to submission to the Board and reports thereupon, (ii) reviews quarterly results prior to release, (iii) at its discretion, examines and considers matters relating to the internal and external audit of the Company’s accounts and financial affairs, (iv) appoints the independent registered accountants, (v) determines the compensation and retention of, and oversees, the outside accountants, (vi) oversees the financial matters of the Company; and (vii) as appropriate, meets with Company personnel in the performance of its functions.

Review and Approval of Related-Person Transactions

Under the Audit Committee’s charter, any material potential conflict of interest or transaction between the Company and any “related person” of the Company must be reviewed and approved or ratified by the Audit Committee.  SEC rules define a “related person” of the Company as any Company director (or nominee), executive officer, 5%-or-greater stockholder or immediate family member of these persons.  In evaluating “related persons” transactions, the Audit Committee relies upon the Company’s “Policy and Procedures with Respect to Related Persons Transactions”.

The policy provides that any “related person” as defined above must notify the Senior Vice President, General Counsel and Secretary before becoming party to, or engaging in, a potential related-person transaction that may require disclosure in our proxy statement under SEC rules.  Based on current SEC rules, transactions covered by the policy include:

▪                                   any individual or series of related transactions, arrangements or relationships (including, but not limited to, indebtedness or guarantees of indebtedness), whether actual or proposed;

▪                                   in which the Company was or is to be a participant;

▪                                   the amount involved exceeds $120,000; and

▪                                   in which the related person has or will have a direct or indirect material interest.

The General Counsel initially determines whether a transaction is or may be covered by the policy.  If the General Counsel determines that the transaction is covered by the policy, the full Audit Committee must review and approve it.  The Audit Committee’s decision is final and binding.  The policy also provides for a procedure to ratify related-person transactions where obtaining prior approval is deemed to have been impractical.  Also, the policy provides for the Audit Committee’s annual ongoing review of any related-person transaction that was previously approved by the Audit Committee.

In considering potential related-person transactions, the Audit  Committee looks not only to SEC and NYSE rules, including the impact of a transaction on the independence of any director (if applicable), but also to the consistency of the transaction with the best interests of the Company and our stockholders.  As the policy describes in more detail, the factors underlying these considerations include:

▪                 whether the transaction is likely to have any significant negative effect on the Company, the related person or any Company employee;

▪                 whether the transaction can be effectively managed by the Company despite the related person’s involvement interest in it;

▪                 the purpose, and the potential benefits to the Company, of the transaction;

▪                 whether the transaction would be in the ordinary course of our business;  and

▪                 the availability of alternative products or services (if applicable) on comparable or more favorable terms.

Management Development and Compensation Committee

The Management Development and Compensation Committee held 7 meetings in the 2010 fiscal year, including 6 by telephone. The Board has determined that each member of the Management Development and Compensation Committee is independent. The activities of the Committee are guided by the principles outlined in the Management Development and Compensation Committee charter. The charter may be found on the Company’s website at www.aptea.com under the Corporate Governance menu/tab.

The Management Development and Compensation Committee develops and oversees the Company’s compensation strategy and plan design. The Committee also oversees the Company’s executive succession planning.  The Committee’s goal is to enable A&P to have the right people in the right place at the right time to deliver results, and to ensure the Company’s future success and operational stability.

In particular, the Committee:

(i)                                     develops, reviews, modifies and approves all compensation for the Executive Chairman, the President and CEO, the Vice Chairman and for all of the CEO’s direct reports (collectively, the “Executives”);

(ii)                                  develops, approves and administers the employee stock option and long term incentive and share award plans;

(iii)                             works with management to specify the talents and positions necessary to enable the Company’s short- and long-term strategies; and

(iv)                              identifies the executive talent who possess the necessary capabilities currently or potentially through targeted development planning.

The specific guiding principles and processes that the Committee relies upon in meeting its responsibilities are described in the Compensation Discussion and Analysis that follows.

The Committee directly retains an independent outside compensation consultant (Towers Watson) to:

▪                 assist in developing and evaluating the Company’s compensation strategy and programs;

▪                 review with the Committee its compensation decisions;

▪                 attend certain Committee meetings and provide third-party data, advice and expertise on proposed executive and director compensation; and

▪                 assist the Company in the preparation of its annual meeting proxy statement.

The compensation consultant provides no other services to the Company, except that one of the compensation consultant’s affiliates (Tillinghast Insurance Consulting) provides actuarial services for the Company in connection with the valuation of the Company’s self-insurance reserves.

Governance Committee

The Governance Committee held 5 meetings in the 2010 fiscal year. The Board has determined that each member of the Governance Committee is independent. The activities of the Governance Committee are guided by the principles outlined in the Governance Committee charter.  The charter may be found on the Company’s website at www.aptea.com under the Corporate Governance menu/tab.  The Committee:

(i)                                     annually evaluates the performance of the members of the Board individually and as a group;

(ii)                                  oversees and recommends to the Board guidelines and policies for the corporate governance of the Company;

(iii)                               examines the relationship between management and the Board;

(iv)                              annually reviews the status of director compensation; and

(v)                                 acts as a committee for the nomination of candidates for election to the Board.

The Governance Committee screens all potential candidates in the same manner regardless of the source of the recommendation. For each candidate, the Governance Committee determines whether the candidate meets the Company’s minimum qualifications and specific qualities and skills for directors, which are set forth in the Corporate Governance section of the Company’s website, and evaluates the candidate’s (i) judgment, ethics, integrity and familiarity with national and international issues affecting business, (ii) depth of experience, skills and knowledge complementary to the Board and the Company’s business, and (iii) willingness to devote sufficient time to carry out the duties and responsibilities effectively. The Governance Committee also considers such other relevant factors as it deems appropriate.

Executive Committee

The Executive Committee held 2 meetings in the 2010 fiscal year. Subject to the limitations of applicable law, the Company’s By-Laws authorize the Executive Committee to exercise the powers of the Board of Directors between meetings of the Board when such is deemed necessary in the management and direction of the business and affairs of the Company. However, in the 2010 fiscal year, as in past fiscal years, the Executive Committee did not exercise these powers, but provided, together with the Chairman and the oversight of the Board, strategic leadership to the Company.

ITEM 11.               Executive Compensation

Board of Director Compensation

The Company pays non-employee directors in accordance with the A&P 2004 Non-Employee Director Compensation Plan (the “Director Plan”). The Director Plan provides for the payment of a portion of director compensation in cash and a portion in shares of the Company’s common stock. In the 2010 fiscal year, the Company did not pay the Executive Chairman or the Vice Chairman any additional compensation or benefits for serving on the Board or any Board committee because they were employees of the Company.

On October 14, 2010 the Board approved a measure designed to support the cost-savings measures implemented by the Company by waiving director Committee membership retainers and special meeting fees through the end of the fiscal year.

Outside Director Cash Compensation

During the 2010 fiscal year, the Governance Committee directed the compensation consultant to compare A&P’s director compensation program to those of A&P’s peer group companies.*  Non-Employee Director cash compensation consists of an annual retainer, plus a per-meeting fee for attendance at all meetings in excess of the number anticipated at the beginning of the fiscal year.  The use of a cash compensation retainer is intended to provide each independent director a level of fixed compensation that reflects the expectation that the Board and each committee would meet a certain customary number of times per year.  The additional per-meeting fee is intended to compensate directors for their participation in board meetings above and beyond a customary number of meetings held each year.  Directors are not paid per-meeting fees for their service on committees.

The current fees payable to Directors for their service on the Board and in connection with Committee assignments are summarized as follows:

Board or Committee Role	Annual Retainer	Additional Retainer	Regular Meeting Fee	Special Meeting Fee
Board of Directors
All Directors	$90,000	$-	$-	$1,500
Chairman	$30,000	$-	$-	$-

Audit Committee
Chair	$20,000	$15,000	$-	$-
Member	$20,000	$-	$-	$-

Executive Committee
Chair	$-	$-	$-	$-
Member	$7,500	$-	$-	$-

Governance Committee
Chair	$7,500	$10,000	$-	$-
Member	$7,500	$-	$-	$-

Mgmt. Dev. and Comp. Committee
Chair	$10,000	$13,000	$-	$-
Member	$10,000	$-	$-	$-

Non-Mandatory Committees
Chair	$7,500	$10,000	$-	$-
Member	$7,500	$-	$-	$-

*  For a list of companies in A&P’s peer group, please see the section entitled “Peer Group Data” on page XX hereof.

Outside Director Stock Compensation Plan

In addition to the cash compensation outlined above, the Company annually awards to non-employee directors a number of shares of the Company’s Common Stock equal to $90,000 divided by the closing price of its Common Stock on the date of grant, namely, the first business day after the applicable Annual Meeting of Stockholders. Each non-employee director may elect to defer all or any portion of his/her cash and equity compensation.  If the director elects to invest deferred cash compensation in the deferred stock account, the amount credited to that account is equal to 125% of the cash deferred.  Although a non-employee director is fully vested in all deferred equity compensation, the Company’s obligation to pay benefits under the Director Plan represents an unfunded, unsecured obligation of the Company and no non-employee director will have any secured interest or claim in any assets or property of the Company.  As a result of the Company’s Bankruptcy filing, it is unlikely the Company will pay to the directors any deferred compensation, although the directors have reserved their claims arising from this non-payment.

The Company maintains stock ownership guidelines for the non-employee directors. Under these guidelines, the non-employee directors are expected to own common shares or share equivalents with an aggregate market value of $150,000. For the purpose of these guidelines, stock ownership means shares over which the director has direct or indirect ownership or control. As a result of the de-listing of the Company’s common stock from the NYSE, the Company has suspended this requirement.

DIRECTOR COMPENSATION (FY 2010)

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)	Total($)
Barline, John	100,816	89,998(3)	-	190,814
Boeckel, Jens-Juergen (4)	85,273	89,997(3)	-	175,270
Brace, Frederic (4)	60,304	90,000		150,304
Casey, Thomas (4)	37,500	-	-	37,500
Gaunt, Bobbie (4)	198,684	89,997(3)	-	288,681
Guldin, Andreas (4)	536	-	-	536
Haub, Christian (4)	536	-	-	536
Kourkoumelis, Dan	147,391	90,000	-	237,391
Lewis, Ed	126,580	89,997(3)	-	216,577
Mays, Gregory	110,037	89,997(3)	-	200,034
Rayburn, Gregory (4)	7,500	-	-	7,500
Tart-Bezer, Maureen	147,734	90,000	-	237,734
Wallock, Terrence	120,024	90,000		210,024

(1)

Consists of the fees earned or paid in cash in the 2010 fiscal year. The amounts in this column also include fees earned or paid in cash in connection with the following Directors’ service on non-mandatory committees: earned or paid in cash in connection with the following Directors’ service on non-mandatory committees: J. Barline ($6,157); Dr. Boeckel ($6,157); Mr. Brace ($5,028); Ms. Gaunt ($25,657); Mr. Kourkoumelis ($25,657); Mr. Lewis ($19,500); Mr. Mays ($4,657); Ms. Tart-Bezer ($25,657); and Mr. Wallock ($6,157).

(2)

This amount represents the grant date fair value of the total fees paid in stock for the 2010 fiscal year. The annual award is $90,000. Where the Director elects to receive his/her stock award immediately, the award is issued in an amount of whole shares whose total value is nearest to, but not in excess of, the dollar amount of the award. Any balance of fractional share units due the Directors are paid in cash and are reflected in the column entitled “Fees Earned or Paid in Cash”. For those Directors who defer their award, the entire award (including fractional shares) is placed in a director deferred stock account.

(3)

Mr. Barline elected to receive 50% of his award immediately and to defer the remaining 50%; Dr. Boeckel, Ms. Gaunt, Mr. Lewis and Mr. Mays elected to receive their awards immediately. For the reasons set forth in footnote 2 above, fractional share units were paid to them in cash in amounts of $1.60 for Mr. Barline, and $3.20 for each of Dr. Boeckel, Ms. Gaunt, Mr. Lewis and Mr. Mays. These cash amounts are included in the column entitled “Fees Earned or Paid in Cash”.

(4)

Dr. Boeckel resigned from the Board on January 17, 2011; Mr. Brace resigned from the Board on September 20, 2010; Mr. Casey was appointed to the Board on September 21, 2010; Ms. Gaunt resigned from the Board on November 28, 2010; Dr. Guldin and Mr. Haub became non-employee directors on February 27, 2011; and Mr. Rayburn was appointed to the Board on February 1, 2011.

Compensation Discussion and Analysis

The Management Development and Compensation Committee (the “Committee”) sets the Company’s compensation strategy and philosophy, as well as the specific compensation levels for the named executive officers (“NEOs”) and all other direct reports to the Company’s Chief Executive Officer. The Committee relies on input from senior management in determining executive compensation, as well as data, information and guidance the Committee receives from its compensation consultant. The purpose of this Compensation Discussion and Analysis section (“CD&A”) is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our NEOs, who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers.  For the 2010 fiscal year, our NEOs were:

                 Samuel Martin III, President and Chief Executive Officer;

                 Brenda Galgano, Senior Vice President and Chief Financial Officer;

                 Frederic Brace, Executive Vice President of Administration and Chief Restructuring Officer;

                 Thomas O’Boyle, Executive Vice President of Merchandising and Marketing; and

                 Paul Hertz, Executive Vice President of Operations.

In addition, this CD&A provides information regarding our former President and CEO, Ronald Marshall, and two other former executive officers, Christian Haub (Executive Chairman) and Andreas Guldin (Vice Chairman and Chief Strategy Officer) (collectively, the “Former Executives”).

This CD&A is supported by both a broad text disclosure, as well as a series of supplemental tables prescribed by the Securities and Exchange Commission (“SEC”) that summarize the Company’s executive compensation program for the 2010 fiscal year.

The Events of the 2010 fiscal year

In the 2010 fiscal year, the Company experienced serious financial and operational challenges that culminated in its filing for bankruptcy protection in December 2010.  Prior to its bankruptcy filing, the Committee believed it was advisable to make significant changes to the Company’s executive leadership in order to reverse the Company’s continuing underperformance.  In that regard, on July 29, 2010, Samuel Martin replaced Ronald Marshall as the Company’s President and CEO.  Furthermore, in August of 2010, the Company hired Messrs. Brace, O’Boyle and Hertz.  Lastly, in December of 2010, Messrs. Haub and Guldin resigned from their executive responsibilities, but their compensation continued through the end of the 2010 fiscal year at an annualized rate of $120,000 and $90,000, respectively.  Messrs. Haub’s and Guldin’s employment with the Company terminated on February 26, 2011.  Engaging management that possessed the talent to steer the Company out of financial difficulties and towards a profitable future was a primary objective of the Company’s executive compensation philosophy in the 2010 fiscal year.  Assembling a talented management team quickly and in a distressed environment required the Committee to act swiftly and to adapt its executive compensation processes and strategies to the unique circumstances of the 2010 fiscal year.

The New Executive Management Team

President and Chief Executive Officer Samuel Martin III

On July 29, 2010, Samuel Martin assumed the role of President and CEO of the Company. Mr. Martin succeeded President and CEO Ronald Marshall, who had assumed the position in February 2010.  On July 22, 2011, Mr. Martin entered into a written employment agreement with the Company.

The table below shows Mr. Martin’s Target Total Direct Compensation (“TTDC”) components, which were set forth in his employment agreement.

Name	Base Salary	Target MIP (2)	Target LTIP (3)	Target Total Incentive Plan (MIP & LTIP)	Target Total Direct Compensation(TTDC) (1)
Martin, Samuel III	$1,000,000	$1,000,000	$2,000,000	$3,000,000	$4,000,000
(1)	This table is based on Mr. Martin’s employment agreement and reflects TTDC information that he would be targeted to receive in a normal year. It is not an actual reflection of his FY 2010 earnings.
(2)	In FY2010, there was no MIP approved by the Committee.
(3)	In accordance to his agreement, Mr. Martin did not participate in the FY 2010 LTIP grant.

The information contained in the table above reflects the annualized compensation that Mr. Martin is eligible to earn pursuant to his employment agreement, although Mr. Martin’s future compensation opportunities may be affected by, among other things, the Company’s ongoing bankruptcy proceedings.  Mr. Martin’s annual base salary is $1,000,000, with an annual cash incentive target of 100% of base salary under the Company’s management incentive program (“MIP”) and a long-term equity incentive program opportunity currently set at 200% of his annual base salary, subject to the Committee’s discretion and annual review. His actual compensation for the 2010 fiscal year is reported in the Summary Compensation Table on page 25.

As part of Mr. Martin’s inducement to join the Company, his employment agreement contained a sign-on bonus of $276,000, which was scheduled to be paid at the end of the 2010 fiscal year. The bonus was also payable if Mr. Martin’s employment with the Company ended for any reason other than (a) termination for cause or (b) termination by the employee without good reason prior to the end of the 2010 fiscal year. As a result of the Company’s bankruptcy filing, Mr. Martin was not paid this sign-on bonus at the end of the 2010 fiscal year, although Mr. Martin has reserved his claim arising from this non-payment.

In addition, Mr. Martin’s employment agreement included a provision for an inducement grant under the Company’s LTIP program, with a grant date of July 29, 2010. The grant contained the following: 750,000 performance-based restricted share units (“PRSUs”), 375,000 restricted stock units (“RSUs”); and 375,000 stock options. The vesting for these units is described below.

Equity Type	Shares Granted	Vesting
PRSUs	750,000	One-third after the first anniversary of the grant; One-third after he second anniversary of the grant; and One-third after the third anniversary of the grant
RSUs	375,000	One-fourth after the first anniversary of the grant; and Three-fourths after the third anniversary of the grant
Stock Options	375,000	One-third after the first anniversary of the grant; One-third after the second anniversary of the grant; and One-third after the third anniversary of the grant

Due to the Company’s financial situation, no short-term or long-term performance measurements were set in the 2010 fiscal year and subsequently the 750,000 PRSUs contained in Mr. Martin’s employment agreement were never granted.

The Company also agreed to provide Mr. Martin with temporary housing, relocation benefits, a car allowance and participation in the executive medical plan, all in accordance with Company policies.

This compensation package was made to effectively replace elements of compensation that Mr. Martin was leaving behind in his former position. The Committee worked with the Company’s compensation consultant and outside legal counsel to construct and negotiate the package with Mr. Martin and his legal counsel. The Committee believes that the compensation elements included in the package are competitive with those found at similar organizations in the external market and were necessary to induce Mr. Martin to join the Company.

Compensation for other NEOs hired in the 2010 fiscal year - Frederic Brace, Thomas O’Boyle and Paul Hertz

On August 20, 2010, Frederic F. “Jake” Brace joined the executive management team as the Executive Vice President of Administration.  During the 2010 fiscal year, Mr. Brace also assumed the role of Chief Restructuring Officer. Thomas O’Boyle joined the Company on August 23, 2010 as the Executive Vice President of Merchandising and Marketing. Paul Hertz joined the Company as the Executive Vice President of Operations on August 13, 2010.

The table below shows the Targeted Total Direct Compensation components for Mr. Brace, Mr. O’Boyle and Mr. Hertz, which were as set forth in their respective offer letters.

Name (1)	Base Salary	Target MIP (2)	Target LTIP (3)	Target Total Incentive Plan (MIP & LTIP)	Target Total Direct Compensation (TTDC) (1)
Brace, Frederic	$625,000	$468,750	$781,250	$1,250,000	$1,875,000
O’Boyle, Thomas	$625,000	$468,750	$781,250	$1,250,000	$1,875,000
Hertz, Paul	$600,000	$450,000	$750,000	$1,200,000	$1,800,000

(1) This table is based on Messrs. Brace, O’Boyle and Hertz’s offer letters and reflects TTDC information that each individual would  be targeted to receive in a normal year. It is not an actual reflection of each individuals’ FY 2010 earnings.

(2)  In FY2010, there was no MIP approved by the Committee.

(3)  The LTIP grant awarded to Messrs. Brace, O’Boyle and Hertz was prior to December 12, 2010 and the value of this grant may be significantly reduced as a result of the Company’s bankruptcy filing.

As detailed in the NEOs’ offer letters, annual base pay for Messrs. Brace and O’Boyle was set at $625,000 and Mr. Hertz’ annual base pay was $600,000. In the 2010 fiscal year each of these three NEOs have an annual cash incentive target of 75% of base pay under the Company’s MIP, in addition to a long-term incentive grant opportunity set at 125% of base pay.  As with Mr. Martin, future compensation opportunities for Messrs. Brace, O’Boyle and Hertz may be affected by, among other things, the Company’s ongoing bankruptcy proceedings.

Messrs. Brace, O’Boyle and Hertz were also entitled to receive sign-on bonuses of $250,000 intended to assist them with the expenses of relocating to the Northern New Jersey area.  The bonuses were payable in two installments occurring upon hire and the 6-month anniversary of hire, respectively.  The Company paid a first installment of these bonuses ($100,000) to each NEO.  In October of 2010 the Committee approved the accelerated payment of Mr. O’Boyle’s second installment payment ($150,000) because Mr. O’Boyle, unlike the other NEOs, had completed the purchase of a home and had successfully relocated his family to the State of New Jersey.   As a result of the Company’s bankruptcy filing, Messrs. Brace and Hertz did not receive the second installment ($150,000) of their sign-on bonuses.  Messrs. Brace and Hertz have reserved claims relating to this non-payment.

In addition, all three NEOs offered the same equity inducement grants, which consisted of 100,000 stock options; 15,000 PRSUs; and 5,000 RSUs. The vesting for these units is described below.

Equity Type	Shares Granted to New NEOs	Vesting
Stock Options	100,000	One-third after the first anniversary of the grant; One-third after the second anniversary of the grant; and One-third after the third anniversary of the grant
PRSUs	15,000	One-third after the first anniversary of the grant; Two-thirds after the third anniversary of the grant
RSUs	5,000	One-fourth after the first anniversary of the grant; Three-fourths after the third anniversary of the grant

Due to the Company’s ongoing financial and operational challenges, no short-term or long-term performance measurements were set in the 2010 fiscal year, and subsequently the 15,000 PRSUs contained in Messrs. Brace, O’Boyle and Hertz offer letters were never granted.

The Company also agreed to provide the new NEOs with temporary housing, relocation benefits, a car allowance and participation in the executive medical plan, all in accordance with Company policies.

On August 26, 2010, under the Company’s LTIP, Messrs. Brace, O’Boyle, and Hertz each received a grant in the form of stock options equal to 125% of their base salary.  The initial dollar value associated with those options for Messrs. Brace and O’Boyle was $781,250 and for Mr. Hertz the dollar value was $750,000.  The FY2010 LTIP was issued in August of 2010, and the options comprising the grant are scheduled to vest 33% per year (on the grant anniversary date) for the next three years.  The value of the 2010 LTIP grant may be significantly reduced as a result of the Company’s bankruptcy filing.

The compensation packages offered to the new NEOs were made to induce them to join a Company that was experiencing significant financial challenges and required new leadership. The Committee worked with the President and CEO as well as the Company’s compensation consultant to ensure that these individuals would find the Company’s employment offer attractive. The offers took into account the NEOs’ compensation packages at their former positions, market data from peer groups and the need to equalize the compensation components of the new executive management team. The Committee believes that the compensation elements included in these packages are competitive with those found at similar organizations in the external market and were necessary to attract Messrs. Brace, O’Boyle and Hertz to join the Company.

Senior Vice President and Chief Financial Officer – Brenda Galgano

The Committee did not review the compensation of Ms. Galgano in the 2010 fiscal year.  Ms. Galgano’s resignation was effective on March 27, 2011.

Executive Chairman of the Board Christian Haub

As Executive Chairman of the Board, Mr. Haub’s annual base pay for the 2010 fiscal year was $840,000, with an annual cash incentive target of 100% of base pay under the Company’s MIP. Under the LTIP, Mr. Haub was eligible to receive award shares equal to 150% of base pay.  For the 2010 fiscal year, the Company only granted stock options under the LTIP.

During the 2010 fiscal year, Mr. Haub resigned his day-to-day executive management responsibilities as Executive Chairman, and resigned from employment with the Company on February 26, 2011. Mr. Haub’s base pay was adjusted to an annualized rate of $120,000 for the period commencing on December 12, 2010 through the end of the fiscal year. Mr. Haub remains involved with the Company as the Chairman of the Board. All restricted grants and unvested stock options that were issued to Mr. Haub (as an employee) were cancelled upon his termination as Executive Chairman. He was entitled to 90 days to exercise his vested options.

In 2008 and 2009, the Company did not achieve the minimum LTIP performance thresholds established by the Committee, and subsequently the PRSUs for those two fiscal years were forfeited.

Additional information pertaining to Mr. Haub’s compensation is reflected in the “Summary Compensation Table” on page 25, and in the corresponding narrative below.

Former President and CEO Ronald Marshall

Mr. Ronald Marshall joined the Company on February 8, 2010 and was terminated from his position with the Company on July 21. No severance payments were provided to him at the time of his departure. All restricted grants and unvested stock options that were issued to Mr. Marshall were cancelled upon his termination. Mr. Marshall is in dispute with the Company concerning his termination and has commenced legal action.

Compensation Program Objectives

The Company has strived to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity awards and fixed versus contingent payments and awards in ways that the Company believes to be the most appropriate to motivate its executive officers.  Competitive compensation packages were used by the Committee to engage and retain a talented new management team.  The Company’s executive compensation programs were designed to:

                 Attract and retain the right person for the right job at the right time;

                 Reward executives whose knowledge, skills and performance are critical to our success;

                 Build a cohesive, focused and energized leadership team;

                 Ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

                 Foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our Company;

                 Offer pay elements that motivate and reward NEOs for turning the Company around;

                 Offer pay comparable to compensation levels at peer companies in the competitive market; and

                 Create operational stability.

The Process for Setting Executive Compensation

The Committee typically meets in executive session (without management present) to discuss and make executive compensation decisions. The Committee relied upon the following during its review process:

                 Input from the Company’s compensation consultant;

                 Input from the President and CEO; and

                 Comparisons to compensation levels within the marketplace.

The Role of the Compensation Consultant

At the direction of the Committee, the Company’s compensation consultant (Towers Watson) gathers competitive market data from various sources and summarizes the findings. From time to time the Committee asked the compensation consultant to provide feedback and comments on any compensation proposals submitted by management and to provide research or insights into prevalent or best practices on various aspects of the Company’s executive compensation program design   During the 2010 fiscal year, the compensation consultant undertook projects for the Company only at the direction of the Committee and was not separately retained by the Company’s management.

In fiscal year 2010, Towers Watson also provided services to the Company on various matters unrelated to the executive compensation consulting services provided to the Committee. In fiscal year 2010, these unrelated services on behalf of the Company were provided for an aggregate fee of more than $120,000 and were related to workforce management and human resource consulting services in connection with the Company’s ongoing bankruptcy proceedings. The Committee considered the nature and extent of the services provided by Towers Watson to the Company, other than at the Committee’s discretion, prior to engaging Towers Watson. None of these other services had a role in determining the amount or form of executive compensation for our executive officers and the Committee believes that Towers Watson took adequate steps to ensure its impartiality. In fiscal 2010, the aggregate amount paid to Towers Watson for executive compensation consultant services to the Committee was $310,000; the amount paid to Towers Watson for all other services was $478,000.

The Role of Executive Management

Input from the Company’s President and CEO, as well as from other members of executive management, provides the Committee with valuable information that is used during the executive compensation decision-making process. During 2010, the Committee worked with executive management and members of their teams to coordinate external benchmarking with the compensation consultant with respect to the NEO new hires and to review the Former Executives’ termination packages.

Use of Competitive Market Data

The Committee, with input from executive management and the compensation consultant, has historically reviewed a list of organizations whose compensation programs are comparable to the Company’s own programs (i.e., the Company’s “peer group”). As part of this process, executive management provides the Committee with a list of companies that compete with the Company for business and for executive talent. The compensation consultant gathers the appropriate information about the proposed peer companies and traditionally meets with the Committee to discuss the data gathered.

Under the direction of the Committee, the Company’s compensation consultant reviewed the pay practices of the Company’s peer group participants to help determine the appropriate level of compensation in connection with the hiring of the new executive management team. The Committee further assessed whether the Company’s compensation packages are competitive by comparing the Company’s TTDC to actual total direct compensation at peer group companies.

Peer Group Companies’ Compensation Data

The Committee believes that its peer group rosters should be comprised of companies that satisfy the following criteria:

                 Retail grocers and other direct competitors (e.g., drug stores, club stores, discount stores);

                 Companies with annual sales in excess of $1 billion;

                 Companies similar to A&P in other relevant ways, such as those operating within a region where A&P competes for business and talent; and

                 Companies with a similar organizational structure to A&P.

The Company’s compensation consultant reviews publicly available data on financial and operating information for each peer company, where available. This information helps the Committee to determine whether a company should be included in the peer group and thus included in the compensation decision-making process.

The Committee instructed the Company’s compensation consultant to review reported total direct compensation data from the traditional peer group companies as part of determining the newly hired NEOs’ compensation.

In the 2010 fiscal year, the Committee’s peer group consisted of the following 22 companies:

BJ’s Wholesale Club Inc.	Costco Wholesale Corp.	CVS Caremark Corp.
Dollar Tree Stores Inc.	Etablissements Delhaize Frères	Family Dollar Stores Inc.
Ingles Markets Inc.	Koninklijke Ahold NV	Kroger Co.
Nash Finch Co.	Rite Aid Corp.	Ruddick Corp.
Safeway Inc.	Sears Holding Corp.	Spartan Stores Inc.
SUPERVALU Inc.	Target Corp.	Village Super Market Inc.
Walgreens	Wal-Mart Stores Inc.	Weiss Markets Inc.
Winn-Dixie Stores Inc.

Over time, A&P’s peer group may change as organizations change, are acquired or cease to be publicly traded, and as the Company’s own profile changes. Also, the Committee may decide to add businesses operating under bankruptcy protection to the Company’s peer group in the future.  Updates to the Company’s peer group were not made in the 2010 fiscal year.

Determining New Hire Compensation

A key objective in assembling the Company’s new management team was to design a compensation program that would entice talented executives to join a distressed and challenged company but still promote compensation levels that were comparable to the Company’s peer group.

To achieve this balance in setting compensation for the new NEOs in 2010, the Committee relied on the following:

                 Input from the Company’s compensation consultant;

                 Input from the President and CEO;

                 Review of NEOs’ compensation from previous employers; and

                 Comparisons to the compensation levels of the peer group.

The Committee set NEO compensation at levels that gave equal weight to:  (i) the TTDC the NEOs had received from their respective previous employers; and (ii) information on peer group executive compensation for the same roles provided by the Company’s compensation consultant.  Also, the Committee determined that offering similar compensation to the Company’s senior executives (each an “Executive Vice President”) was an effective way to foster partnership and teamwork among them. While total compensation between the newly hired NEOs may vary in the 2010 fiscal year, their offers of employment contained reasonably similar terms and conditions.

Elements of Compensation

Our current executive compensation program consists of the following:

■                base salary

■                an annual cash incentive award (MIP)

■                a long-term equity incentive award (LTIP)

■                health and welfare and retirement benefits

■                perquisites and certain other benefits

The Company has traditionally combined these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders.  However, the Company did not grant a MIP as a result of the financial and operating challenges of the 2010 fiscal year. Additionally, the bankruptcy filing and the subsequent de-listing of the Company’s common stock from the New York Stock Exchange has reduced the NEOs’ LTIP and inducement grants to nominal value.

Base Salary

Base salary is fixed compensation and is a major component of compensation for our executive officers.  The base salary established for each of our executive officers is intended to reflect each individual’s responsibilities, experience, prior performance and other discretionary factors deemed relevant by the Committee.  Base salary is also designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.  With input from the President and Chief Executive Officer and help from the Company’s compensation consultant, the Committee determines market level compensation for base salaries based on our executives’ experience in the industry with reference to the base salaries of similarly situated executives in the Company’s peer group. During the 2010 fiscal year, no increases were made to the base salaries of the NEOs or Former Executives.  Mr. Haub’s and Dr. Guldin’s base pay was reduced.

The base salaries paid to our NEOs and Former Executives are set forth in the Summary Compensation Table below.

Incentive Compensation

Annual Incentive Compensation

Historically, the Committee has recognized the importance of providing an annual cash incentive award to executive officers and does so through the Management Incentive Plan (the “MIP”); however, it elected to suspend the plan for the 2010 fiscal year. This action was taken not only to help manage overall compensation costs, but also because the Company’s financial condition in the 2010 fiscal year made it difficult to set appropriate performance measurements for annual cash incentive awards.

In past years, the Company used MIP awards to provide its executives with an opportunity to earn target bonus awards using a percentage of base salary. The Committee would assess the Company’s achievement against the specific financial performance objectives (sales and EBITDA for the fiscal year) in determining final MIP award amounts, and such awards would be paid at the end of the fiscal year.

Long-term Incentive Award Opportunity or Long-term Incentive Plan (LTIP)

The Company maintains a Long Term Incentive Plan, which includes awards in the form of stock options, restricted stock units (“RSUs” and performance restricted stock units (“PRSUs”).  During the 2010 fiscal year, the Company granted the NEOs stock options under the LTIP. The Company granted initial awards to the NEOs who were employed at the time of the annual offering. Mr. Martin, the current President and CEO, was not included in that offering; however, he was eligible for an LTIP award based upon his employment agreement, which was dated July 29, 2010. The fiscal 2010 LTIP awards to the NEOs are set forth in the Grants of Plan Based Awards table on page 27.

In 2009, the Committee used the same objective performance measures of sales and EBITDA for the LTIP as it used to assess performance under the 2009 MIP.  Prior to 2009, the Committee had historically assessed the Company’s achievement against the specific objective performance metrics of operating income and return on invested capital in order to determine the level of payout under this formula-based incentive program. Because of the then-current state of the Company’s business, the Committee was unable to set appropriate long-term performance measurements for the LTIP during the 2010 fiscal year and thus did not award any performance-based restricted share units in the 2010 fiscal year.  The Committee in its discretion may deviate from the formulas associated with the MIP and LTIP and adjust compensation upward or downward based upon the Committee’s assessment of the quality of performance, but did not do so for the 2010 fiscal year.

The LTIP is part of the Company’s executive compensation program because it provides each executive with a compensation element that is commonly provided by our peer companies and because granting long-term equity incentive awards to executives ties a percentage of their TTDC to the long-term success of the Company, which serves to closely align their interests with the needs and future success of the business.

For the 2010 fiscal year, the LTIP grant was provided in the form of stock options only, which vest according to the following schedule:

Equity Component	Year 1	Year 2	Year 3
Options	1/3	1/3	1/3

The Committee chose stock options as part of the NEOs’ LTIP awards because their value is wholly dependent on share price appreciation and thus align executive interests with the needs of the business and the interests of stockholders.

The estimated future payouts to the NEOs under the Company’s 2010 LTIP are set forth in columns (h), (i) & (j) of the “Grants of Plan-Based Awards Table” on page 27.

Grant Date Practice

Traditionally the Committee’s policy is to use the first day of each new fiscal year, or as soon as practicable thereafter, as the grant date for any long-term equity incentive award,1 subject to the Committee’s discretion about the release of material non-public information and the best interests of stockholders. The Company’s grant date practice is applied equally to the NEOs and to any other employees who receive grants of stock options, PRSUs or RSUs. However, in the 2010 fiscal year, the grant date was set at August 26, 2010 because of the changes in management and the uncertainty about which types of grants should be extended.

Ownership Commitments

The Company maintains stock ownership guidelines that are applied to all NEOs.  The Company believes that mandating management ownership of Company stock ensures their focus on the strategy of providing long-term stockholder value. Under these guidelines, NEOs are expected to own common shares or share equivalents in the following amounts:

▪                  CEO - 3 times base salary

▪                  Vice Chairman & Chief Strategy Officer - 2 times base salary

▪                  Executive Management team - 2 times base salary

▪                  Next reporting level - 1 times base salary

1 The stock price used to determine the number of award units will be the 10-day average market closing price of the Company’s common stock for the 5 days preceding and 5 days following the grant date.

For purposes of these guidelines, stock ownership includes shares over which the NEO has direct or indirect ownership or control. This includes restricted stock or restricted stock units, but does not include unexercised stock options. NEOs are expected to meet their ownership guidelines within five years of becoming subject to the guidelines. As a result of the de-listing of the Company’s common stock from the NYSE, the Company has suspended these requirements.

Health & Welfare and Retirement Benefits

NEOs were provided comprehensive medical, dental, life insurance and long-term disability benefits that are both competitive and comparable to those in the marketplace.  Additional medical benefits (which include prescription drug and vision coverage) as well as dental benefits were also provided under the Company’s “Executive Medical Program.” This program provided 100% coverage for the NEOs and their dependents. Life insurance was provided for each executive in an amount equal to one times base salary up to a maximum of $500,000 (up to a maximum of $1 million dollars for the CEO). Long-term disability protection was provided to each executive with an available benefit of up to 60% percent of base salary.

NEOs were also provided access to certain retirement and supplemental retirement plans:

(1)          The A&P Savings Plan (the “Qualified Plan”).  Effective January 1, 2010 the Company suspended making contributions to this plan.

(2)          Supplemental Retirement and Benefit Restoration Plan (the “Supplemental Plan”) — This plan is designed to provide benefits similar to the Qualified Plan but allows participants to contribute in excess of IRS contribution limits. Effective January 1, 2010, the Company has suspended this plan; therefore none of the newly-hired NEOs are eligible to participate and the Company no longer makes contributions to this plan.

(3)          Supplemental Executive Retirement Plan (the “SERP”) — This is a legacy defined benefit retirement plan. Benefits were intended to supplement the sources of retirement income available under the Company’s various plans. The SERP covered base salary (i.e., the “annual salary” reflected in the Summary Compensation Table), computed as an average of base salary over the highest compensated five years of employment during the last 10 years of the executive’s employment. Under the SERP, participants were annually awarded a target benefit in an amount equal to 3% of base salary for each year of service up to a maximum of 20 years, or a 60% aggregate benefit. Benefits were not funded but were paid by the Company as they came due. A balance sheet reserve was maintained by the Company. The interest of the participant and his or her spouse under the SERP was only that of an unsecured creditor of the Company. Only Ms. Galgano was a plan participant and she resigned from the Company on March 27, 2011. At the time of her departure, she was not vested in her SERP benefits.  Participation in the plan and benefits accrued under the plan were frozen as of January 31, 2010.

(4)          Deferred Compensation Plan (the “Deferred Comp Plan”) — Under this plan, executives could defer up to 100% of their annual cash incentive pay opportunity. NEOs were not entitled to defer any portion of their base salaries or long-term incentive equity awards under the Deferred Comp Plan. Should the NEO in any year choose to defer all or a portion of his or her annual cash incentive award, the NEO could elect to defer this income for either (a) a period of three years or (b) until retirement. All deferred funds were maintained by the Company on the NEO’s behalf in an interest-bearing account; the designated interest rate paid on such accounts was the Company’s average cost of borrowing from the Company’s primary lenders. There are no plan participants at this time.

Sign-On Bonuses

The newly hired NEOs were offered a sign-on bonus as set forth in their employment agreements,  details on the actual amounts are listed below in the section captioned “The New Executive Management Team.”

Perquisites and Certain Other Benefits

Perquisites and certain other benefits for the NEOs may have consisted of such items as use of a company car (as well as the drivers for Mr. Haub), car allowances, interest on deferred compensation plan amounts, and relocation and living expenses. The aggregate incremental cost of such benefits incurred by the Company during the 2010 fiscal year for each NEO is summarized in the “All Other Compensation Table” on page 26.

Risk Profile of Compensation Programs

The Company has determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on the Company.  Committee believes that the Company’s compensation programs, covering both the executive and broader employee populations, have been designed to provide appropriate levels of incentives that do not encourage our employees to take unnecessary risks. The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. Our long-term equity incentive awards in fiscal year 2010 were granted only as stock options, which effectively links the success of the turnaround effort to the value of Company share.  When viewed from a total compensation viewpoint, the Committee believes that the various elements of the Company’s compensation program sufficiently tie our employees’ compensation opportunities to the Company’s turnaround.

Income Tax Consequences

Section 162(m) of the Internal Revenue Code, subject to certain exceptions, disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Company’s Chief Executive Officer and the three other most highly compensated executives at the fiscal year’s end (not including the Chief Financial Officer). The exceptions to the $1,000,000 deduction limit include compensation paid under preexisting employment agreements and performance-based compensation meeting certain requirements. The Company’s 1994 Stock Option Plan, as well as the 1998 and 2008 Long Term Incentive and Share Award Plans, are in compliance with the provisions of Section 162(m) so that amounts received upon the exercise of options should be exempt from Section 162(m) limitations.

As a matter of practice, the Committee intends to set performance-based goals annually for both the Company’s annual cash incentive award plan and long-term equity incentive award plan, and to deduct compensation paid under these plans to the greatest extent possible under the provisions of Section 162(m). However, if such compliance with Section 162(m) conflicts with what the Committee believes to be in the best interests of the Company and its stakeholders, the Committee may conclude that the payment of non-deductible compensation best serves those interests.

Section 409A Considerations

Another section of the Code, Section 409A, affects the manner by which deferred compensation opportunities are offered to our employees because Section 409A requires, among other things, that “non-qualified deferred compensation” be structured in a manner that limits employees’ abilities to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements where necessary to comply with Section 409A.

REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE

As required by Item 402(b) of Regulation S-K, the Committee has reviewed and discussed the CD&A with management and, based on its review and discussions, the Committee recommends to the Board of Directors that the CD&A be included in the Company’s Form 10-K for the fiscal year ended February 26, 2011.

Management Development and Compensation Committee
Terrence Wallock, Chair
Dan Kourkoumelis
Gregory Mays
Gregory Rayburn

Summary Compensation Table (FY 2010)

The following table sets forth certain information with respect to compensation for the 2010 fiscal year, earned by, awarded to or paid to our named executive officers as well as our former CEO and two other former executive officers.

(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($) (2)	Bonus ($)(3)	Stock Awards ($)(4)(5)	Option Awards ($)(4)(6)	Non Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Plan Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)

Martin, Samuel III	2010	584,615	-	1,263,750	798,750	-	-	42,716	2,689,831
President and
CEO(1)

Galgano, Brenda	2010	485,000	-	-	606,250	-	65,004	23,331	1,179,585
SVP and CFO	2009	485,000	50,000	404,160	202,082	-	133,848	44,179	1,319,269
	2008	485,000	-	424,993	145,975	173,387	-	47,040	1,276,395

Brace, Frederic	2010	326,923	100,000	15,700	979,250	-	-	34,408	1,456,281
EVP, CRO

O’Boyle, Thomas	2010	324,519	250,000	15,700	979,250	-	-	126,259	1,695,728
EVP,CMO

Hertz, Paul	2010	325,385	100,000	15,700	948,000	-	-	24,798	1,413,883
EVP, COO

Marshall, Ron	2010	442,308	-	-	-	-	-	86,861	529,169
President and	2009	57,692	-	948,776	999,999	-	-	6,634	2,013,101
CEO(1)

	2010	687,692	-	-	1,260,000	-	-	82,646	2,030,338
Haub, Christian	2009	840,000	-	839,998	419,998	-	22,382	166,983	2,289,361
Chairman	2008	840,000	-	883,330	303,385	478,800	-	200,606	2,706,121

Guldin, Andreas	2010	413,269	-	-	1,250,000	-	-	56,863	1,720,132
Vice Chairman &	2009	490,596	250,000	863,296	431,649	-	-	269,740	2,305,281
Chief Strategy Officer	2008	478,539	-	841,253	288,935	223,197	-	159,194	1,991,118

(1) Sam Martin, the current CEO, started with the company on July 29, 2010. Ron Marshall, the former CEO, left the company on July 21, 2010.

(2) The amounts in column (c) are the actual salaries paid in Fiscal Year 2010.

(3) Messrs O’Boyle, Brace and Hertz received sign on bonus payments upon their hire in the amount of $250,000, $100,000 and $100,000 respectively in FY2010.

(4) The amount shown in column (e) reflect the grant value of inducement grants for Messrs Martin, Brace, O’Boyle and Hertz.

(5) The amounts in column (e) are not actual payments to the executive, but represent the aggregate grant date fair value of restricted stock awards for fiscal years 2008, 2009 and 2010, as applicable.

(6) The amounts in column (f) are not actual payments to the executive, but represent the aggregate Black-Scholes value of stock option awards for fiscal years 2008, 2009 and 2010, as applicable.

(7) The amounts in column (g) reflect the cash awards under our MIP to each of the NEOs for Fiscal Year 2008, as applicable. There were no MIP payouts for  Fiscal Year 2009 and Fiscal Year 2010.

(8) The amounts in column (h) include the aggregated change in the actuarial Present Value of Accumulated Benefits (“PVAB”) under all actuarial pension plans during the 2008, 2009 and 2010 fiscal years.  The PVAB reflects benefits payable at Normal Retirement Age. SERP program was frozen as of January 2010. Ms. Galgano is the only plan participant in FY 2010.

(9) The amounts in column (i) are detailed in the All Other Compensation Table.

All Other Compensation Table (FY 2010)

	Other Annual Compensation							Other Compensation
Name	Qualified Plan ($)	Supplemental Plan ($)	401K Company Match ($)	Life Insurance Premium ($)	MERP (Executive Medical Plan) ($)(1)	Auto Program ($)		Interest on Deferred Comp. ($)	Relocation or Living Expense ($)(3)	Other ($)	Total All Other Compensation ($)
Martin, Samuel III	-	-	-	3,480	8,383	4,500		-	26,353	-	42,716

Galgano, Brenda	-	-	-	582	14,825	7,924		-	-	-	23,331

Brace, Frederic	-	-	-	2,175	7,335	4,800		-	20,098	-	34,408

O’Boyle, Thomas	-	-	-	750	7,335	4,800		-	113,374	-	126,259

Hertz, Paul	-	-	-	720	7,335	2,400		-	14,343	-	24,798

Marshall, Ron	-	-	-	5,160	6,288	2,700		-	72,713	-	86,861

Haub, Christian	-	-	-	1,512	12,575	68,559	(2)	-	-	-	82,646

Guldin, Andreas	-	-	-	900	12,575	3,670		-	39,718	-	56,863

(1) These amounts reflect NEOs participation in the Executive Medical Plan as well as medical exams.

(2)  Mr. Haub’s drivers’ salaries are added as Auto allowances.

(3) These amounts reflect the cost of Living Expense for NEO’s. Please refer to page 23 of CD&A.

Grants of Plan Based Awards Table (FY 2010)

The following table sets forth certain information with respect to grants of plan-based awards for the 2010 fiscal year with respect to our NEOs and Former Executives.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j) (1)	(k) (2)	(l) (3)	(m) (4)
Name	Grant or Award Date	Plan	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Max. (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Options Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

Martin, Samuel III	7/29/2010	LTIP	-	-	-					375,000	3.37	798,750
	7/29/2010	LTIP	-	-	-				375,000			1,263,750

Galgano, Brenda	8/26/2010	LTIP	-	-	-					306,186	3.14	606,250

Brace, Frederic	8/26/2010	LTIP	-	-	-					394,570	3.14	781,250
	8/26/2010	LTIP	-	-	-				5,000			15,700
	8/26/2010	LTIP	-	-	-					100,000	3.14	198,000

O’Boyle, Thomas	8/26/2010	LTIP	-	-	-					394,570	3.14	781,250
	8/26/2010	LTIP	-	-	-				5,000			15,700
	8/26/2010	LTIP	-	-	-					100,000	3.14	198,000
					-
Hertz, Paul	8/26/2010	LTIP	-	-	-					378,787	3.14	750,000
	8/26/2010	LTIP	-	-	-				5,000			15,700
	8/26/2010	LTIP	-	-	-					100,000	3.14	198,000

Marshall, Ron	2/8/2010	LTIP	-	-	-							-
	2/8/2010	LTIP	-	-	-							-

Haub, Christian	8/26/2010	LTIP	-	-	-					636,363	3.14	1,260,000

Guldin, Andreas	8/26/2010	LTIP	-	-	-					631,313	3.14	1,250,000
												-

(1) The amounts shown in column (j) reflect the time-based restricted stock units (“RSUs”) awarded to the executives as their inducement grant.

(2) The amounts shown in column (k) reflect the number of stock options granted to the named executive officer under the Company’s Long-Term Incentive Plan, and represents 100% of the total award.  All options vest at a rate of 33% per year over the first three years of the ten year option term. Mr. Martin received his Option grant as an inducement grant on July 29, 2010.  In addition, Messrs. Brace, O’Boyle and Hertz also received their Option inducement grant on August 26, 2010.

(3) The amounts shown in column (l) reflect the exercise price of the stock option, which is the fair market value of the Company’s common stock on the date of grant, based upon the closing market price of the stock on that date as reported in the Wall Street Journal.

(4) The amounts shown in column (m) are not actual payments to the executive but; rather, represent the aggregate grant date fair value for restricted stock awards and Black-Scholes value for stock option awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has employment agreements with Ms. Galgano and Mr. Martin.  No other NEOs have employment contracts.   The following is a summary of the principal provisions of the employment agreements with Ms. Galgano and Mr. Martin with respect to potential payments upon termination or change of control.

Termination of Employment Due to Permanent and Total Disability:   If Ms. Galgano or Mr. Martin incurs a Permanent and Total Disability (as defined in the employment agreement), the Company may terminate employment by giving at least 45 days written notice to Ms. Galgano and at least 14 days written notice to Mr. Martin.   Upon termination by reason of Permanent and Total Disability, Ms. Galgano and Mr. Martin will be entitled to:  (1) base salary and other compensation and benefits to the extent actually earned through the date of termination; and (2) any reimbursement amounts owed.

A Permanent and Total Disability is generally defined to exist where the NEO is:  (i) unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under a Company accident and health plan.

Termination of Employment By Death: If the NEO with an employment agreement dies during the employment period, his or her estate or beneficiaries will be entitled to:  (1) base salary and other compensation and benefits to the extent actually earned through the date of death; (2) any reimbursement amounts owed; and (3) any death benefits owed under the Company’s employee benefit plans.

Termination of Employment for Cause: The Company may immediately terminate the employment of Ms. Galgano or Mr. Martin for Cause, except that, in the case of Ms. Galgano, such a termination for Cause requires at least 45 days’ prior written notice. Cause is defined to occur where the NEO:

(i)	willfully, substantially and continually fails to perform his or her duties;

(ii)	willfully fails to comply with reasonable instructions of certain designated persons;

(iii)	willfully engages in conduct which is or would reasonably be expected to be materially and demonstrably injurious to the Company;

(iv)	willfully engages in an act or acts of dishonesty resulting in material personal gain to the NEO at the expense of the Company;

(v)	is convicted of a felony;

(vi)	engages in an act or acts of gross malfeasance in connection with his or her employment;

(vii)	commits a material breach of the confidentiality provision of the employment agreement; or

(viii)	exhibits demonstrable evidence of alcohol or drug abuse having a substantial adverse effect on his or her job performance.

If the Company terminates the NEO’s employment for Cause, he or she will be entitled to:  (1) base salary and any other compensation and benefits to the extent actually earned through the date of termination; and (2) any reimbursement amounts owed.

Termination by NEO Without Good Reason: Ms. Galgano and Mr. Martin may terminate their employment without Good Reason (as defined below) by giving the Company at least 45 days’ written notice and 14 days’ written notice, respectively.

If the NEO terminates his or her employment without Good Reason, he or she will be entitled to:  (1) base salary and any other compensation and benefits to the extent actually earned through the date of termination; and (2) any reimbursement amounts owed.

Termination by Company Without Cause:  The Company may terminate Ms. Galgano’s employment for reasons other than Cause or Permanent and Total Disability by giving at least 45 days’ written notice, and the benefits payable upon termination will depend upon whether the termination occurs in connection with a Change of Control as described below.  The Company may terminate Mr. Martin’s employment for reasons other than Cause, Performance or Permanent and Total Disability by giving at least 14 days’ written notice.

Termination by NEO for Good Reason: Ms. Galgano and Mr. Martin may terminate their employment for Good Reason by giving the Company at least 45 days’ written notice and 14 days’ written notice, respectively, provided he or she gives such notice within 3 months of the occurrence of the event constituting Good Reason. Good Reason is defined as: (i) a significant reduction in the scope of authority, functions, duties or responsibilities of the NEO; (ii) any reduction in base salary; or (iii) a significant reduction in employee benefits other than in connection with an across-the-board reduction similarly affecting substantially all senior executives of the Company.

In the case of Ms. Galgano, Good Reason also includes: (i) being required to report directly to someone other than the CEO or (ii) relocation of her office more than 50 miles away from her current office location.   In the case of Mr. Martin, Good Reason also includes:  (i) being required to report directly to someone other than the Board or (ii) relocation, without his consent, of his place of work to a location outside a 50-mile radius of Montvale, New Jersey.

Benefits Upon Termination Without Cause of for Good Reason (Mr. Martin):  If the Company terminates Mr. Martin’s employment other than for Cause, Performance or Permanent and Total Disability, or Mr. Martin terminates his employment for Good Reason, he will be entitled to: (i) base salary and any other compensation and benefits to the extent actually earned through the date of termination; (ii) any reimbursement amounts owed; (iii) 24 months of pay, in monthly payments each equal to 1/12 of the sum of base salary and the average of the three highest bonuses in the five fiscal years preceding the fiscal year of the termination; (iv) pro rata bonus for the year in which the termination occurred; (v) 24 months of medical, dental, vision, life insurance and, if reasonably commercially available, Long-Term Disability coverage; and (vi) full vesting of his inducement grant.

Mr. Martin’s entitlement to the foregoing benefits (other than salary, compensation and benefits actually earned through the date of termination and reimbursement amounts) is conditioned on his execution of a confidential separation and release agreement.

Benefits Upon Non-Extension by Company (Mr. Martin):

If Mr. Martin’s employment with the Company terminates by reason of the non-extension of his employment period by the Company, he will be entitled to:  (i) base salary and any other compensation and benefits to the extent actually earned through the date of termination; and (ii) any reimbursement amounts owed.

Benefits upon Termination without Cause or for Good Reason (No Change of Control (Ms. Galgano):  If

the Company terminates Ms. Galgano’s employment other than for Cause or Permanent and Total Disability, or Ms. Galgano terminates her employment for Good Reason, and the termination of employment does not occur within 13 months of a Change of Control (as defined in the employment agreement), she will be entitled to: (i) base salary and any other compensation and benefits to the extent actually earned through the date of termination; (ii) any reimbursement amounts owed; (iii) 18 months of pay, in monthly payments each equal to 1/12 of the sum of base salary and the average of the three highest bonuses in the five calendar years preceding the termination; (iv) pro rata bonus for the year in which the termination occurred;  and (v) 18 months of medical, dental, vision, life insurance and, if reasonably commercially available, Long-Term Disability coverage.

Change of Control is defined in the employment agreement as:  a change in the effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations thereunder; provided, however, that a Change of Control shall not occur where (i) the Company, any subsidiary of the Company, or Tengelmann Warenhandelgesellschaft KG (a partnership organized under the laws of the Federal Republic of Germany or any successor to such partnership (with its affiliates, “Tengelmann”)) acquires effective control of the Company, or acquires additional control of the Company after having acquired effective control of the Company, or acquires ownership of a substantial portion of the assets of the Company or (ii) the acquisition of voting power would otherwise constitute a change in effective control of the Company but such voting power does not exceed the then-current voting power of Tengelmann, all within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

Benefits upon Termination without Cause or for Good Reason (Change of Control) or within 30 days after 1st anniversary of Change of Control) (Ms. Galgano):  If the Company terminates Ms. Galgano’s employment other than for Cause or Permanent and Total Disability, or Ms. Galgano terminates her employment for Good Reason, and the termination of employment occurs within 13 months of a Change of Control, she will be entitled to: (i) base salary and any other compensation and benefits to the extent actually earned through the date of termination; (ii) any reimbursement amounts owed; (iii) payment equal to three times the sum of annual base salary and the average of the three highest bonuses in the five calendar years preceding termination paid in a lump sum within 45 days of the termination; (iv) pro-rata bonus for the year of termination of employment;  and (v) 36 months of medical, dental, vision, life insurance, and, if reasonably commercially available, Long-Term Disability coverage.

Ms. Galgano would also be entitled to the benefits listed above if her employment terminates for any reason during the 30-day period beginning on the first anniversary of the Change of Control.

Termination for Performance (Mr. Martin):  The employment agreement with Mr. Martin provides that, after March 1, 2012, the Company may, upon written notice, terminate his employment for performance if the Company fails to achieve the results called for in the business plan approved by the Board for the Company’s fiscal year beginning in 2011 or any subsequent fiscal year.  If the Company terminates Mr. Martin for performance, he will be entitled to: (i) base salary and any other compensation and benefits to the extent actually earned through the date of termination; (ii) any reimbursement amounts owed; (iii) 12 months of severance pay (each monthly payment equals 1/12 of annual base salary); and (iv) 12 months of continued coverage by the medical plans of the Company.

Mr. Martin’s entitlement to the foregoing benefits (other than salary, compensation and benefits actually earned through the date of termination and reimbursement amounts) is conditioned on his execution of a confidential separation and release agreement.

Excise Tax Gross-up: Ms. Galgano’s employment agreement provides that, if any payment or benefit under the employment agreement or otherwise would be subject to the excise tax on excess parachute payments or interest or penalties with respect thereto, the Company will pay her a gross-up amount designed to put her in the same after-tax position as if such excise tax, interest and penalties had not been imposed.   The employment agreement with Mr. Martin provides that, if any payment or benefit under the employment agreement would be subject to excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments or benefits under the agreement shall be reduced until no amount payable to Mr. Martin gives rise to an excise tax; provided, however, that no such reduction shall be made if the net after-tax payment to which Mr. Martin would be entitled without such reduction would be greater than the net after-tax payment to Mr. Martin resulting from the receipt of such payments or benefits with such reduction.

Non-competition: Ms. Galgano’s and Mr. Martin’s employment agreements include non-competition restrictions in effect during employment and for a period of 18 months following termination of employment, except that Mr. Martin’s employment agreement provides that the non-competition restrictions are in effect (i) for a period of 12 months if he is terminated by the Company for performance and receives 12 months of severance pay, and (ii) for a period of 24 months if he is terminated by the Company other than for Cause, Performance or Permanent and Total Disability, or he terminates his employment for Good Reason, and he receives 24 months of severance pay.

The non-competition restrictions are defined in terms of (i) geography (applying to geographical areas of the U.S. or Canada in which the Company conducts business directly or indirectly) and (ii) the type of business (applying to businesses similar to the types of businesses conducted by the Company to any significant extent during the NEO’s period of employment or on the date of termination of employment).

Confidentiality: Ms. Galgano and Mr. Martin are prohibited from disclosing, directly or indirectly, confidential information relating to the Company except as necessary and appropriate in connection with their employment.

Provisions in Offer Letters

In employment offer letters provided to Mr. Brace, Mr. O’Boyle and Mr. Hertz, the Company included provisions regarding payments upon termination.

In all three employment offer letters, the Company maintains the right to terminate employment at any time and for any reason.  However, if the Company terminates their employment for any reason other than for cause (as that word is commonly defined in the employer/employee context), Mr. Brace will receive six (6) months of severance pay (one-half his annual base salary), Mr. O’Boyle will receive 12 months of severance pay (one year of annual base salary, bonus and benefits), and Mr. Hertz will receive 12 months of severance pay (one year of annual base salary).  In the event their employment is terminated other than for cause as a result of a change of control (as that term is commonly defined in the corporate context), Mr. Brace will receive twelve (12) months of severance pay (one year of annual base salary), Mr. O’Boyle will receive 12 months of severance pay (one year of annual base salary and benefits), and Mr. Hertz will receive 12 months of severance pay (one year of annual base salary).

Outstanding Equity Awards at the 2010 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our NEOs and Former Executives during the 2010 fiscal year.  The market value of the shares in the following table is the fair value of such shares at the 2010 fiscal year end, February 26, 2011.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held that Have Not Vested (#)	Market Value of Shares or Units of Stock Held that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Martin, Samuel III	7/29/2010		375,000	3.37	7/29/2020		-		-
	7/29/2010					375,000	90,000		-

Galgano, Brenda	3/19/2002	11,378		22.05	3/19/2012		-		-
	3/17/2003	2,845		3.63	3/17/2013		-		-
	3/17/2003	1,897		3.63	3/17/2013		-		-
	3/9/2004	6,322		6.32	3/9/2014		-		-
	4/19/2006	6,976		27.71	4/19/2016		-		-
	3/5/2007	4,519	1,507	32.50	3/5/2017		-		-
	3/3/2008	4,985	4,986	27.08	3/3/2018		-		-
	5/26/2009	27,382	54,765	4.01	5/26/2019		-		-
	5/26/2009					37,796	9,071		-
	8/26/2010		306,186	3.14	8/26/2020		-		-
Brace, Frederic	8/26/2010		394,570	3.14	8/26/2020		-		-
	8/26/2010					5,000	1,200		-
	8/26/2010		100,000	3.14	8/26/2020		-		-

O’Boyle, Thomas	8/26/2010		394,570	3.14	8/26/2020		-		-
	8/26/2010		100,000	3.14	8/26/2020
	8/26/2010					5,000	1,200		-
Hertz, Paul	8/26/2010		378,787	3.14	8/26/2020		-		-
	8/26/2010		100,000	3.14	8/26/2020		-		-
	8/26/2010					5,000	1,200		-

Marshall, Ron (1)							-		-

Haub, Christian (2)	3/20/2001	189,618		7.16	3/20/2011		-		-
	4/19/2006	16,851		27.71	4/19/2016
	3/5/2007	10,128		32.50	3/5/2017		-		-
	3/3/2008	10,361		27.08	3/3/2018		-		-
	5/26/2009	56,910		4.01	5/26/2019		-		-

Guldin, Andreas (3)	5/1/2007	11,956		31.31	5/1/2017		-		-
	3/3/2008	9,868		27.08	3/3/2018		-		-
	5/26/2009	58,489		4.01	5/26/2019		-		-
Notes:
(1) Mr. Marshall left the company on July 21, 2010. All equity awards for Mr. Marshall were canceled at the time of his termination.
(2) Mr. Haub forfeited his restricted grant upon his separation from the company. Pls. refer to page 18 in CD&A.
(3) Mr. Guldin forfeited his restricted grant upon his separation from the company. Pls. refer to page 15 in CD&A.

Options Exercised and Stock Vested (FY 2010)

The following table sets forth certain information with respect to the vesting or exercise of stock option during the 2010 fiscal year with respect to our NEOs and Former Executives.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Martin, Samuel III	-	-	-	-

Galgano, Brenda	-	-	12,598	65,762

Brace, Frederic	-	-	-	-

O’Boyle, Thomas	-	-	-	-

Hertz, Paul	-	-	-	-

Marshall, Ron	-	-	-	-

Haub, Christian	-	-	26,184	136,680

Guldin, Andreas	-	-	26,910	140,470

(1) Figures based on the fair market value of A&P's common stock on date of vesting.

Pension Benefits Table (FY 2010)

The following table sets forth certain information with respect to our NEOs and Former Executives’ pension benefits.

Name (1)	Plan Name	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)

Martin, Samuel III	SERP	-	-	-

Galgano, Brenda	SERP	10.25	337,785	-

Brace, Frederic	SERP	-	-	-

O’Boyle, Thomas	SERP	-	-	-

Hertz, Paul	SERP	-	-	-

Marshall, Ron	SERP	-	-	-

Haub, Christian	SERP	-	-	-

Guldin, Andreas	SERP	-	-	-

(1) Dr. Guldin and Messrs Haub, Martin, Brace, O’Boyle, Hertz and Marshall do not participate in the Company’s SERP Plan.
(2) The number of years of credited service is represented in the table as of 02/26/2011, SERP Plan was frozen effective January 2010. No additional service credit was earned after that date.
(3) The Present Value of Accumulated Benefits reflects benefits payable at Normal Retirement Age based on the same assumptions used in standard Pension Disclosures, including a discount rate of 5.75%.

Nonqualified Deferred Compensation (FY 2010)

Our NEOs and Former Executives did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us.  The Committee or the Company’s board of directors may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interest.

Nonqualified Deferred Compensation

Name (1)	Executive Contributions in Last FY ($)	Aggregate Interest Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Martin, Samuel III	$-	$-	$-	$-

Galgano, Brenda	$-	$-	$-	$-

Brace, Frederic	$-	$-	$-	$-

O’Boyle, Thomas	$-	$-	$-	$-

Hertz, Paul	$-	$-	$-	$-

Marshall, Ron	$-	$-	$-	$-

Haub, Christian	$-	$-	$-	$-

Guldin, Andreas	$-	$-	$-	$-

(1) FY 2010 none of the NEOs participated in the Company’s NQ Deferred Compensation Program.

Potential Payments upon Termination without Cause, for Good Reason or in connection with a Change in Control

The following table sets forth quantitative estimates of the benefits that would have accrued to our NEOs and Former Executives if their employment had been terminated without cause on the last day of the 2010 fiscal year or had been terminated without cause or for good reason upon a change in control on the last day of the 2010 fiscal year. Amounts below reflect potential payments pursuant to the NEOs and Former Executives’ employment agreements.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Name	Cash Severance Payments ($)	Bonus Payments ($)	Continuation of Medical/Welfare Benefits ($)	Accelerated Vesting of Stock Options ($)	Accelerated Vesting of Restricted Stock Units ($)	Excise Tax Gross-up ($)	Total ($)
Martin, Samuel III
Involuntary or Good Reason Termination No Change of Control (24 months)	4,000,000	1,276,000	30,000	-	-	-	5,306,000
Involuntary or Good Reason Termination Change of Control (24 months)	4,000,000	1,276,000	30,000	90,000	-	-	5,396,000
Termination for Performance (12 months) (1)	1,000,000	276,000	15,000	-	-	-	1,291,000
Galgano, Brenda
Involuntary or Good Reason Termination No Change of Control (18 months)	1,088,173	-	23,111	-	-	-	1,111,284
Involuntary or Good Reason Termination Change of Control	2,176,346	-	369,190	9,071	-	979,561	3,534,168
Brace, Frederic (2)
Involuntary or Good Reason Termination No Change of Control (6 months)	312,500	-	-	-	-	-	312,500
Involuntary or Good Reason Termination Change of Control	625,000	-	-	-	1,200	-	626,200
O’Boyle, Thomas (2)
Involuntary or Good Reason Termination No Change of Control (12 months)	1,093,750	-	15,000	-	-	-	1,108,750
Involuntary or Good Reason Termination Change of Control	625,000	-	15,000	-	1,200	-	641,200
Hertz, Paul (2)
Involuntary or Good Reason Termination No Change of Control (12 months)	600,000	-	-	-	-	-	600,000
Involuntary or Good Reason Termination Change of Control	600,000	-	-	-	1,200	-	601,200
Marshall, Ron (3)
Involuntary or Good Reason Termination No Change of Control (24 months)	-	-	-	-	-	-	-
Involuntary or Good Reason Termination Change of Control or termination within 30 days after 1st anniversary of Change of Control (36 months)	-	-	-	-	-	-	-
Haub, Christian (4)
Involuntary or Good Reason Termination No Change of Control	-	-	-	-	-	-	-
Involuntary or Good Reason Termination Change of Control or termination within 30 days after 1st anniversary of Change of Control	-	-	-	-	-	-	-
Guldin, Andreas (4)
Involuntary or Good Reason Termination No Change of Control (24 months)	-	-	-	-	-	-	-
Involuntary or Good Reason Termination Change of Control or termination within 30 days after 1st anniversary of Change of Control (36 months)	-	-	-	-	-	-	-
Termination for Performance (12 months)	-	-	-	-	-	-	-

(1) Per Mr. Martin’s employment agreement, this provision does not apply till March 01, 2012.

(2) Medical and Welfare Benefits for Messrs Brace, O’Boyle and Hertz are estimated for Fiscal Year 2010, based on amount calculated for Ms. Galgano.

(3) Mr. Marshall left the company on July 21, 2010 therefore all of his equity was forfeited. No severance payment was offered. Please refer to page 18 in CD&A.

(4) Mr. Haub and Dr. Guldin tendered their resignation early December of 2010, which was effective on February 26, 2011. All unvested equity were forfeited. Please refer to the page 18 in CD&A.

The table above does not include payments and benefits to the extent they are provided on a nondiscriminatory basis to salaried employees generally upon termination of employment such as disability benefits, life insurance payable upon death during employment, 401(k) plan vested benefits, and accrued vacation pay. The table also does not include pension benefits that become payable upon termination of employment, which are set forth in the Pension Plan Table.

The benefits payable under the employment agreements entered into with Ms. Galgano and Mr. Martin upon termination of employment under specific circumstances are described on above on pages 25 to 29 under the heading “Employment Agreements.” Dr. Guldin resigned his executive responsibilities in December 2010, and his employment with the Company terminated on February 26, 2011 without any severance payment or other obligation owing to him from the Company.  Ms. Galgano resigned from her employment with the Company on March 27, 2011 without any severance payment or other obligation owing to her.

Mr. Haub does not have an employment agreement with the Company and, therefore, his entitlement, if any, to severance compensation in the event of his termination of employment is subject to the discretion of the Management Development and Compensation Committee.

The terms of outstanding stock options provide as follows: (i) the option will become fully exercisable upon a Change of Control (as defined in the Company’s 1998 and 2008 Long Term Incentive and Share Award Plan, as applicable), (ii) in the event of the optionee’s death while employed by the Company or its parent or subsidiary, the option will become fully exercisable until the first anniversary of the optionee’s death, (iii) in the event of the optionee’s death after termination of employment but while the option is still exercisable, the option will remain exercisable until the first anniversary of the optionee’s death but only to the extent the option had become exercisable during employment, (iv) in the event the optionee becomes disabled (as defined in the option agreement), the option will remain exercisable until the first anniversary of the optionee’s becoming disabled but only to the extent the option had become exercisable during employment, (v) in the event of the optionee’s retirement under a tax-qualified pension or retirement plan of the Company or its parent or subsidiary, the option will become fully exercisable for the remainder of its term, (vi) in the event the optionee’s employment is terminated without cause (as defined in the option agreement) by the Company or its parent or subsidiary or with the written consent of the Company or its parent or subsidiary, the option will remain exercisable until the first anniversary of termination of employment but only to the extent the option had become exercisable during employment, (vii) in the event the optionee’s employment is terminated for cause (as defined in the option agreement) by the Company or its parent or subsidiary, the option will terminate immediately upon termination of employment, and (viii) in the event of the termination of employment for any reason not described above, the option will remain exercisable for three months following termination of employment but only to the extent the option had become exercisable during employment; provided, however, that in no event may an option be exercised after the expiration of its ten-year term. The terms of outstanding options also provide that, in the event the optionee attains age 64 while employed by the Company or its parent or subsidiary, the option becomes fully exercisable for the remaining term of the option on the later of the optionee’s attainment of age 64 or the date which is 6 months after the grant date. In the event of a Change of Control (as defined in the Company’s 1998 Long Term Incentive and Share Award Plan), all outstanding restricted stock units become fully vested. The terms of outstanding restricted stock units provide that such units will be forfeited immediately upon a termination of employment for any reason.

The table above shows the value of the accelerated exercisability of stock options and the value of the accelerated vesting of restricted stock units if an event giving rise to accelerated vesting occurs as of February 26, 2011.

In the event of a termination by the Company for cause, a termination by the NEO without Good Reason, death,

disability or retirement, the named executive officer will not be entitled to any compensation or benefits other than compensation and benefits generally available to all salaried employees on a nondiscriminatory basis and pension benefits under SERP.

AUDIT COMMITTEE

Report of the Audit Committee

The Audit Committee is composed of four independent directors and operates under a written charter adopted by the Board of Directors. The Audit Committee retains the Company’s independent auditors.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States and to express an opinion as to the conformity of such financial statements with generally accepted accounting principles. The Audit Committee’s responsibility is to monitor and oversee these processes on behalf of the Board.

In performance of its oversight function, the Audit Committee has reviewed and discussed the Company’s audited financial statements for the 2010 fiscal year and the performance and fees of PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, with management. The Audit Committee has also met and discussed with PwC the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380), as may be modified or supplemented, relating to the conduct of the audit. The Audit Committee has received the written disclosures and the letter from PwC required by the Public Company Accounting Oversight Board (United States) confirming their independence from management and the Company. Lastly, the Audit Committee has met with the internal auditors to ensure that PwC, management and the internal auditors were carrying out their respective responsibilities. Both PwC and the internal auditors have full access to the Audit Committee, including regular meetings without management present. Based on the review of the audited financial statements and the discussions and review with the independent registered public accounting firm mentioned above, the Audit Committee recommended to the Board that the audited financial statements for the 2010 fiscal year be included in the Company’s Annual Report on Form 10-K for the 2010 fiscal year.

Audit  Committee

Maureen Tart-Bezer, Chair

Thomas Casey

Dan Kourkoumelis

Edward Lewis

Gregory Rayburn

ITEM 12                Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of More Than 5% of the Company’s Common Stock

Except as set forth below, as of June 10, 2011, no person beneficially owned, to the knowledge of the Company, more than 5% of the outstanding shares of the Company’s Common Stock.

		Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Title of Class	Total Beneficial Ownership	SoleVoting/ Investment Power	Shared Voting/Investment Power	% of Class
Christian W. E. Haub (2) 2 Paragon Drive Montvale, NJ 07645	Common Stock Series A-T Preferred Stock	24,390,777 60,000	604,513(3)	23,786,264 60,000	45 100
Erivan Karl Haub (2) Wissollstrasse 5-43 45478 Mülheim an der Ruhr, Germany	Common Stock Series A-T Preferred Stock	24,110,864 60,000	345,100	23,785,764 60,000	44 100
Karl-Erivan Warder Haub (2) Wissollstrasse 5-43 45478 Mülheim an der Ruhr, Germany	Common Stock Series A-T Preferred Stock	23,798,764 60,000	13,000	23,785,764 60,000	44 100
Tengelmann Warenhandelsgesellschaft KG (2) Wissollstrasse 5-43 45478 Mülheim an der Ruhr, Germany	Common Stock Series A-T Preferred Stock	23,785,764 60,000		23,785,764 60,000	44 100
The Yucaipa Companies LLC(4) 9130 W. Sunset Boulevard Los Angeles, CA 90069	Common Stock Series A-Y Preferred Stock	2,592,610 115,000		2,592,610 115,000	5 100

(1)     For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire as of June 10, 2011. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)    The Company obtained the information regarding Tengelmann Warenhandelsgesellschaft KG (“Tengelmann”), Tengelmann Verwaltungsund Beteiligungs GmbH (“TVB”), Emil Capital Partners, LLC (“ECP”), Erivan Karl Haub (“Erivan”), Karl-Erivan Warder Haub (“Karl-Erivan”) and Christian W. E. Haub (“Christian”) from such persons, and from a Schedule 13D filed with the SEC on February 4, 2011.  Tengelmann is engaged in general retail marketing.  It owns, operates and has investments in, through affiliated companies and subsidiaries, several chains of stores, which principally sell grocery and department store items throughout the Federal Republic of Germany, other European countries and the United States.  The general partners of Tengelmann are, TVB and two of Erivan’s sons, Karl-Erivan and Christian. Georg Haub is Erivan’s third son and is a Managing Director of a company affiliated with Tengelmann and a citizen of the United States and the Federal Republic of Germany whose business address is Wissollstrasse 5-43, 45478 Muelheim an der Ruhr, Federal Republic of Germany.   TVB is the sole managing partner of Tengelmann.  By virtue of the articles of association of Tengelmann, TVB has the exclusive right to direct Tengelmann and is solely responsible for its conduct.  TVB, whose only stockholders are Erivan Karl Haub and his three sons, is not an operating company.  Karl-Erivan and Christian are the only Managing Directors of TVB and by virtue of this office are co-CEOs of Tengelmann.  On August 9, 2009, Tengelmann acquired 60,000 shares of Series A-T Preferred Stock.

(3)    Includes options to purchase 283,868 shares of Common Stock, all of which are exercisable.

(4)    This information has been obtained from a Schedule 13D/A filed with the SEC on December 15, 2010, filed jointly by (i) Ronald W. Burkle, (ii) Yucaipa Corporate Initiatives Fund I, LLC, a Delaware limited liability company (“YCI LLC”), (iii) Yucaipa Corporate Initiatives Fund I, LP, a Delaware limited partnership (“YCI” and, together with YCI LLC, the “YCI Parties”), (iv) Yucaipa American Management, LLC, a Delaware limited liability company (“Yucaipa American”), (v) Yucaipa American Funds, LLC, a Delaware limited liability company (“Yucaipa American Funds”), (vi) Yucaipa American Alliance Fund I, LLC, a Delaware limited liability company (“YAAF LLC”), (vii) Yucaipa American Alliance Fund I, LP, a Delaware limited partnership (“YAAF”), (viii) Yucaipa American Alliance (Parallel) Fund I, LP, a Delaware limited partnership (“YAAF Parallel” and, together with Yucaipa American, Yucaipa American Funds, YAAF LLC and YAAF, the “YAAF Parties”), (ix) Yucaipa American Alliance Fund II, LLC, a Delaware limited liability company (“YAAF II LLC”), (x) Yucaipa American Alliance Fund II, LP, a Delaware limited partnership (“YAAF II”), (xi) Yucaipa American Alliance (Parallel) Fund II, LP, a Delaware limited partnership (“YAAF II Parallel” and, together with YAAF II LLC and YAAF II, the “YAAF II Parties” and, together with Mr. Burkle, the YCI Parties, the YAAF Parties, and each of the other YAAF II Parties, the “Reporting Persons”). Mr. Burkle is the managing member of YCI LLC, which is the general partner of YCI. Mr. Burkle is the managing member of Yucaipa American, which is the managing member of Yucaipa American Funds, which is the managing member of YAAF LLC, which, in turn, is the general partner of YAAF. Yucaipa American Funds is also the managing member YAAF II LLC, which, in turn, is the general partner of YAAF II and YAAF II Parallel.

Security Ownership of Directors and Management

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of June 10, 2011 by each director and each Named Executive Officer (“NEO”), individually and by all directors and executive officers of the Company as a group:

	Title of Class	Shares Beneficially	Stock Option	Deferred		% of
		Owned(1)	Shares(2)	Plan(3)	Total	Class

John D. Barline	Common	42,021	212	46,597	88,830	*

Jens-Jürgen Boeckel	Common	52,729	2,529	9,170	64,428(5)	*

Frederic Brace	Common	-	-	22,784	22,784	*

Thomas Casey	Common	-	-	-	-	*

Brenda Galgano	Common	-	70,304	-	70,304 (5)	*

Bobbie Andrea Gaunt	Common	34,176	4,428	80,676	119,280 (5)	*

Andreas Guldin	Common	28,945	80,313	-	109,258	*

Christian W.E. Haub(4)	Common	24,106,909	283,868	-	24,390,777	45

	Series A-T Preferred	60,000			60,000	100

Paul Hertz	Common	-	-	-	-	*

Dan Kourkoumelis	Common	7,444	1899	72,963	82,306	*

Edward Lewis	Common	45,404	633	34,917	103,738	*

Ron Marshall	Common	-	-	-	-(5)	*

Sam Martin	Common	-	-	-	-	*

Gregory Mays	Common	46,166	-	27,168	73,334	*

Thomas O’Boyle	Common	-	-	-	-	*

Gregory Rayburn	Common	-	-	-	-	*

Maureen B. Tart-Bezer	Common	7,084	4,428	67,918	79,430	*

Terrence Wallock	Common	-	-	-	-	*

All directors and executive officers as a group (18 persons)	Common Series A-T Preferred	60,000	-	-	60,000	47 100

*Less than 1%_______________________

(1)

For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares which such person has the right to acquire as of June 10, 2011. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The amounts shown include all stock options granted under the Company’s stock option plans and which are exercisable.
(3)

The amounts shown represent the stock equivalent units accrued under the Company’s Directors’ Deferred Payment Plan and the 2004 Non-Employee Director Compensation Plan. These share equivalents are subject to Common Stock market price fluctuations.

(4)

Mr. Haub has shared voting and investment power over the shares owned by Tengelmann, ECP and his spouse and they are therefore included in the number of shares beneficially owned by him. Mr. Haub owns 320,645 shares and has shared voting and investment power as follows: Tengelmann – 22,495,371 shares of Common Stock; 60,000 shares of Series A-T Preferred Stock; ECP – 1,290,393 of Common Stock ; Spouse – 500 shares of Common Stock.

(5)

This number reflects common stock shares, stock options and deferred shares for Dr. Boeckel, Ms. Galgano, Ms. Gaunt and Mr. Marshall as of the dates they left the Company’s employ—January 17, 2011; March 22, 2011, November 28, 2010 and July 21, 2010 respectively.

ITEM 13                Certain Relationships and Related Transactions And Director Independence

Any proposed transactions in excess of $120,000 with related persons are submitted to the Audit Committee for approval. In the 2010 fiscal year, the Company did not participate in any transactions with related persons in which the amount involved exceeded $120,000, other than the items discussed below.  In the 2010 fiscal year, the Company did not participate in transactions or agreements with related parties other than on terms comparable to those the Company believes it could have obtained from unaffiliated third parties.

On September 2, 2008, the Company borrowed $10.0 million from Erivan Haub and issued a three-year, unsecured promissory note (the “Note”).  Erivan Haub is the father of our Chairman, and is a limited partner of Tengelmann.  The principal is due in a lump sum payment on August 18, 2011 and bears interest at the rate of 6% per year, payable in 12 equal payments of $150,000 over the term of the Note.  The amount of interest paid on the Note in the 2010 fiscal year was $450,000.  As a result of the Company’s bankruptcy filing, it is unlikely that the Note or any interest due thereupon will be repaid by the Company.

On January 4, 2008, the Company entered into an extension of a real estate lease for a residence for the benefit of Andreas Guldin, the Company’s Vice Chairman.  The term of the lease, as extended, expired on May 31, 2010, and the aggregate amount of paid in the 2010 fiscal year was $18,750.  The payment of Dr. Guldin’s living expenses through May 31, 2010 was a Company obligation under Dr. Guldin’s employment agreement.  All rent payments under the lease, as extended, represent income that is taxable to Dr. Guldin;  however, Dr. Guldin’s annual income was “grossed up” by the Company in an amount that is necessary to cover this tax obligation.

During the 2010 fiscal year, our Company purchased $2,949,188 million in store fixtures from Source Interlink Companies, Inc, a media and marketing services company.  Gregory Mays, who is a member of our Board of Directors, is currently the Board Chairman and a member of the compensation committee of Source Interlink Companies, Inc. and, from October 2008 to April 2010, was also chief executive officer.

The 2009 Capital Raise

On August 4, 2009, the Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa for aggregate net proceeds of approximately $162.2 million.  At the closing of the transaction, and pursuant to the Investment Agreements relating thereto, the Company paid to Yucaipa the sum of $4,010,000, which was comprised of a placement fee in the amount of $2,625,000, reimbursement of $1,250,000 representing Yucaipa’s fees and expenses incurred in connection with the transaction, and reimbursement of $135,000 representing Yucaipa’s HSR filing fee in connection with the transaction.  Also at closing of the transaction, the Company paid to ECP, as representative of Erivan Karl Haub, Christian W.E. Haub, Karl-Erivan Haub and Georg Rudolph Otto Haub (the “Tengelmann Partners”), the sum of $2,500,000, which was comprised of a placement fee in the amount of $1,500,000 and a transaction advisory fee in the amount of $1,000,000.  In the 2010 fiscal year the Company also paid to ECP, as representative of the Tengelmann Partners, in accordance with the Company’s Investment Agreement with the Tengelmann Partners, the sum of $2,113,000, which consisted of expenses incurred by the Tengelmann Partners in connection with the capital raise transaction.

Concurrently with the issuance of the Preferred Stock, the Company entered into an amended and restated stockholder agreement with Tengelmann (the “Amended and Restated Tengelmann Stockholder Agreement”) and an amended and restated stockholder agreement with Yucaipa (the “Amended and Restated Yucaipa Stockholder Agreement” and, together with the Amended and Restated Tengelmann Stockholder Agreement, the “Stockholder Agreements”), amended its By-laws and filed Articles Supplementary with respect to the Preferred Stock, appointed two additional Yucaipa directors to the Company’s Board and reelected four existing Tengelmann directors to the Company’s Board.

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

Until August 4, 2014, or earlier if certain conditions occur, Yucaipa is subject to a standstill provision which prevents Yucaipa, without the approval of the majority of the Board of Directors (excluding the directors designated by Yucaipa), from acquiring beneficial ownership of securities above a 35.5% Common Stock threshold.  Prior to December 4, 2010, subject to limited exceptions, Yucaipa was prohibited from transferring its Preferred Stock and is prohibited from transferring any securities to certain designated persons.

The Yucaipa Consulting Team

In 2009, the Company entered into consulting agreements with Thomas Dahlen, Steve Mortensen, Mark Orr and David Green, each of whom is an employee of Yucaipa, pursuant to which various grocery retailing consulting services are provided to the Company.  The term of each agreement was one year, with each being renewable upon the mutual agreement of the parties.  The agreements for Messrs. Green and Mortensen were terminated on November 30, 2010.  The agreement for Mr. Dahlen was extended to December 31, 2010 and, while Mr. Orr continues to provide services to the Company under his agreement on a month-to-month basis.  The amounts paid to these consultants in the 2010 fiscal year, inclusive of expenses, were as follows:  Green - $417,881;  Mortensen - $548,330;  Dahlen -  $544,683;  and Orr -  $648,676.

ITEM 14                Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The Audit Committee reappointed PricewaterhouseCoopers (“PwC”), independent registered public accounting firm, as the Company’s independent registered public accounting firm for the 2010 fiscal year. One or more representative(s) of PwC will be present at the Annual Meeting, will be given an opportunity to make a statement and will be available to respond to questions.

Fees and Services

The following table presents aggregate fees billed to the Company by PwC for professional services rendered for the 2010 and 2009 fiscal years.

	2010	2009

Audit Fees(1)	$2,578,798	$2,995,000
Audit-Related Fees(2)	740,974	-
Tax Fees(3)	112,411	244,905

PwC Total Fees	$3,432,183	$3,239,905

(1)          Audit Fees represent fees for professional services provided in connection with the audit of the Company’s consolidated annual financial statements and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)          Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  In 2010 the Audit-Related Fees include professional services provided in connection with the Company’s bankruptcy filing.

(3)          Tax Fees consist of fees billed for professional services rendered for tax consulting services.

Pre-Approval Process and Policy

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Our Audit Committee pre-approved all such audit and non-audit services provided by the independent auditors in the 2010 and 2009 fiscal years. These services have included audit services, audit-related services and  tax services.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements: The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of February 26, 2011 as filed with the SEC on May 10, 2011.

(a)(2)  Financial Statement Schedule:

The applicable financial statement schedule required under this item 15(a)(2) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of February 26, 2011 as filed with the SEC on May 10, 2011.

(a)(3)  Exhibits:

The following are filed as Exhibits to this Report:

EXHIBIT NO.	DESCRIPTION

10.1

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

18	Preferability Letter Issued by PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 18 to Form 10-Q filed on July 29, 2004)

21	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to Form 10-K filed on May 10, 2011

23.1	Consent of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 to Form 10-K filed on May 10, 2011)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this 10-K/A
**	Information required to be presented in Exhibit 11 is included in Exhibit 13 under Note 18 – Earnings per Share, prepared in accordance with the accounting guidance for earnings per share.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Great Atlantic & Pacific Tea Company, Inc. (Registrant)

Date: June 24, 2011	By:	/s/ Frederic F. Brace
Frederic F. Brace
Chief Administrative Officer,
Chief Restructuring Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the date indicated.

/s/ Samuel Martin	President and Chief Executive Officer	Date: June 24, 2011
Samuel Martin

/s/ Frederic F. Brace	Chief Administrative Officer, Chief	Date: June 24, 2011
Frederic F. Brace	Restructuring Officer, and Chief
Financial Officer

/s/ Melissa E. Sungela	Senior Vice President,	Date: June 24, 2011
Melissa E. Sungela	Corporate Controller

/s/ John D. Barline	Director	Date: June 24, 2011
John D. Barline

/s/ Thomas Casey	Director	Date: June 24, 2011
Thomas Casey

/s/ Andreas Guldin	Director	Date: June 24, 2011
Andreas Guldin

/s/ Christian W. E. Haub	Director	Date: June 24, 2011
Christian W. E. Haub

/s/ Dan P. Kourkoumelis	Director	Date: June 24, 2011
Dan P. Kourkoumelis

/s/ Edward Lewis	Director	Date: June 24, 2011
Edward Lewis

/s/ Gregory Mays	Director	Date: June 24, 2011
Gregory Mays

/s/ Gregory F. Rayburn	Director	Date: June 24, 2011
Gregory F. Rayburn

/s/ Maureen B. Tart-Bezer	Director	Date: June 24, 2011
Maureen B. Tart-Bezer

/s/ Terrence J. Wallock	Director	Date: June 24, 2011
Terrence J. Wallock