Form 10-Q
period 2011-06-18
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-08-01
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2011

OR

[       ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ______________  to ________________

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
Large accelerated filer ________     Accelerated filer   _________    Non-accelerated filer           X                 Smaller reporting company ________

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [  ] No [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

The number of shares of common stock outstanding as of the close of business on July 27, 2011 was 53,852,470.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010

Sales	$2,230,646	$2,564,930
Cost of merchandise sold	(1,608,449)	(1,801,118)
Gross margin	622,197	763,812
Store operating, general and administrative expense	(788,727)	(821,016)
Goodwill, trademark and long-lived asset impairment	(55,418)	(5,398)
Loss from continuing operations before
nonoperating income, interest expense, net
and reorganization items, net	(221,948)	(62,602)
Nonoperating income	83	8,277
Interest expense, net	(48,454)	(61,142)
Reorganization items, net	77,878	-
Loss from continuing operations before income taxes	(192,441)	(115,467)
Benefit from (provision for) income taxes	14,650	(140)
Loss from continuing operations	(177,791)	(115,607)
Discontinued operations:
Income (loss) from operations of discontinued businesses, net of income tax benefit of $1,142 and $0 for the 16 weeks ended June 18, 2011 and June 19, 2010, respectively	797	(7,115)
Gain on disposal of discontinued operations, net of income tax provision of $0 for the 16 weeks ended June 19, 2010	-	79
Reorganization items, net of income tax provision of $14,361 for the 16 weeks ended June 18, 2011	19,833	-
Income (loss) from discontinued operations	20,630	(7,036)
Net loss	$(157,161)	$(122,643)

Net (loss) income per share – basic:
Continuing operations	$(3.33)	$(2.27)
Discontinued operations	0.38	(0.13)
Net loss per share – basic	$(2.95)	$(2.40)

Net (loss) income per share – diluted:
Continuing operations	$(3.33)	$(4.60)
Discontinued operations	0.38	(0.23)
Net loss per share – diluted	$(2.95)	$(4.83)

Weighted average common shares outstanding:
Basic	53,852,470	53,498,121
Diluted	53,852,470	30,524,651

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Dollars in thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
16 Weeks Ended June 18, 2011	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at 2/26/2011	53,852,470	$53,852	$511,157	$(75,309)	$(1,630,664)	$(1,140,964)
Net loss	-	-	-	-	(157,161)	(157,161)
Beneficial conversion feature related to
preferred stock, net of accretion	-	-	(1,482)	-	-	(1,482)
Preferred stock financing fees amortization	-	-	(535)	-	-	(535)
Other share based awards	-	-	491	-	-	491
Other comprehensive loss	-	-	-	(1,236)	-	(1,236)
Balance at 06/18/2011	53,852,470	$53,852	$509,631	$(76,545)	$(1,787,825)	$(1,300,887)

16 Weeks Ended June 19, 2010
Balance at 2/27/2010	55,868,129	$55,868	$526,421	$(79,403)	$(1,032,089)	$(529,203)
Net loss	-	-	-	-	(122,643)	(122,643)
Beneficial conversion feature related to
preferred stock, net of accretion	-	-	(1,481)	-	-	(1,481)
Dividends on preferred stock	-	-	(4,308)	-	-	(4,308)
Preferred stock financing fees amortization	-	-	(534)	-	-	(534)
Stock options exercised	4,834	5	23	-	-	28
Other share based awards	250,245	250	(1,111)	-	-	(861)
Other comprehensive income	-	-	-	252	-	252
Balance at 06/19/2010	56,123,208	$56,123	$519,010	$(79,151)	$(1,154,732)	$(658,750)

Comprehensive Loss	16 Weeks Ended
	June 18, 2011	June 19, 2010
Net loss	$(157,161)	$(122,643)
Pension and other postretirement benefits, net of tax of $1,719 and $0	(1,236)	252
Other comprehensive (loss) income, net of tax of $1,719 and $0	(1,236)	252
Total comprehensive loss	$(158,397)	$(122,391)

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Balance Sheets
 (Dollars in thousands, except share and per share amounts)
(Unaudited)
Assets	June 18, 2011	February 26, 2011
Current assets:
Cash and cash equivalents	$312,131	$352,607
Restricted cash	1,731	1,731
Accounts receivable, net of allowance for doubtful accounts of $5,189 and $5,554 at
June 18, 2011 and February 26, 2011, respectively	161,982	209,966
Inventories, net	406,279	440,960
Prepaid expenses and other current assets	35,451	36,329
Assets held for sale	12,915	-
Total current assets	930,489	1,041,593
Non-current assets:
Property:
Property owned, net	1,040,903	1,163,853
Property under capital leases, net	60,296	63,346
Property, net	1,101,199	1,227,199
Goodwill	110,412	110,412
Intangible assets, net	120,988	124,288
Other assets	142,313	141,357
Total assets	$2,405,401	$2,644,849

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$350,000	$-
Accounts payable	112,300	119,245
Book overdrafts	20,897	23,722
Accrued salaries, wages and benefits	105,111	109,428
Accrued taxes	32,309	26,175
Other accruals	75,427	65,048
Total current liabilities	696,044	343,618
Non-current liabilities:
Long-term debt	-	350,000
Other non-current liabilities	75,539	74,162
Total liabilities not subject to compromise	771,583	767,780
Liabilities subject to compromise	2,789,412	2,874,734
Total liabilities	3,560,995	3,642,514

Series A redeemable preferred stock – no par value, $1,000 redemption value; authorized –
700,000 shares; issued 179,020 shares at June 18, 2011 and February 26, 2011	145,293	143,299

Commitments and contingencies (Refer to Note 20)

Stockholders’ deficit:
Common stock – $1 par value; authorized – 260,000,000 shares; issued and outstanding –
53,852,470 shares at June 18, 2011 and February 26, 2011	53,852	53,852
Additional paid-in capital	509,631	511,157
Accumulated other comprehensive loss	(76,545)	(75,309)
Accumulated deficit	(1,787,825)	(1,630,664)
Total stockholders’ deficit	(1,300,887)	(1,140,964)
Total liabilities and stockholders’ deficit	$2,405,401	$2,644,849

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	16 Weeks Ended
	June 18, 2011	June 19, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,161)	$(122,643)
Adjustments to reconcile net loss to net cash used in
operating activities (see next page)	92,890	82,782
Other changes in assets and liabilities:
Decrease in receivables	47,920	4,139
Decrease (increase) in inventories	26,573	(4,401)
(Increase) decrease in prepaid expenses and other current assets	(2,039)	1,209
Increase in other assets	(4,487)	(1,224)
(Decrease) increase in accounts payable	(21,151)	1,584
(Decrease) increase in accrued salaries, wages and benefits, and taxes	(1,853)	2,059
Increase (decrease) in other accruals	67,753	(1,763)
Decrease in other non-current liabilities	(67,943)	(19,978)
Other operating activities, net	(113)	(29)
Payment for reorganization items	(11,304)	-
Net cash used in operating activities	(30,915)	(58,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property	(11,177)	(19,668)
Proceeds from disposal of property	6,805	1,677
Decrease in restricted cash	-	302
Proceeds from sale of pharmacy assets	2,821	-
Net cash used in investing activities	(1,551)	(17,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	800
Principal payments on long-term debt	(55)	(69)
Principal payments on long-term real estate liabilities	(355)	(383)
Principal payments on capital leases	(3,360)	(3,775)
(Decrease) increase in book overdrafts	(2,825)	4,710
Payments of financing fees for debtor-in-possession financing	(1,415)	-
Deferred financing fees	-	(21)
Dividends paid on preferred stock	-	(7,000)
Proceeds from exercises of stock options	-	28
Net cash used in financing activities	(8,010)	(5,710)

Net decrease in cash and cash equivalents	(40,476)	(81,664)
Cash and cash equivalents at beginning of period	352,607	252,426
Cash and cash equivalents at end of period	$312,131	$170,762

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)
(Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

	16 Weeks Ended
	June 18, 2011	June 19, 2010
Depreciation and amortization	$59,444	$70,379
Impairment of long-lived assets	55,418	5,890
Nonoperating income	(83)	(8,277)
Non-cash interest expense	3,726	12,785
Stock compensation expense (income)	491	(861)
Pension withdrawal costs	13,923	-
Employee benefit related costs	3,672	1,965
LIFO adjustment	1,122	856
Asset disposition initiatives in the normal course of business	64,662	-
Asset disposition initiatives relating to discontinued operations	-	4
Non-cash occupancy charges for locations closed in the normal course of business	813	466
(Gains) losses on disposal of owned property and write-down of property, net	(146)	1,025
Amortization of deferred real estate income	(1,030)	(1,371)
Gain on disposal of discontinued operations	-	(79)
Gain on sale of pharmacy assets	(2,821)	-
C&S contract effect	6,986	-
Provision for deferred income taxes	(1,719)	-
Reorganization items, net relating to continuing operations	(77,878)	-
Reorganization items, net relating to discontinued operations	(34,194)	-
Financing fees	504	-
Total adjustments to net loss	$92,890	$82,782

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

1.  Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 16 weeks ended June 18, 2011 and June 19, 2010, and the Consolidated Balance Sheets at June 18, 2011 and February 26, 2011 of The Great Atlantic & Pacific Tea Company, Inc. (“we,” “our,” “us” or “our Company”) are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2010 Annual Report on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of our Company and all subsidiaries.  All intercompany accounts and transactions have been eliminated.

Bankruptcy Filing
On December 12, 2010, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549.   Management's decision to initiate the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement our previously announced turnaround strategy.  Our Company’s non-U.S. subsidiaries, which are immaterial on a consolidated basis and have no retail operations, were not part of the Bankruptcy Filing.

We are currently operating as debtors-in-possession pursuant to the Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 8 – Indebtedness and Other Financial Liabilities; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by securing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

Our Company was required to apply the FASB’s provisions of Reorganizations effective on December 12, 2010, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy Filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Consolidated Statements of Operations beginning in the year ended February 26, 2011. The balance sheet must distinguish pre-Bankruptcy Filing liabilities subject to compromise from both those pre-Bankruptcy Filing liabilities that are not subject to compromise and from post-Bankruptcy Filing liabilities.  As discussed in Note 8 - Indebtedness and Other Financial Liabilities, currently the Senior Secured Notes totaling $260.0 million have priority over the unsecured creditors of our Company. Based upon the uncertainty surrounding the ultimate treatment of the Notes in our reorganization plan, including the potential that these Notes may be impaired, these Notes are classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets.  Our Company continues to evaluate creditors' claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. In addition, cash used in reorganization items must be disclosed separately in our Consolidated Statements of Cash Flows.

Supply Agreement
On June 2, 2011, our Company entered into a definitive agreement with C&S Wholesale Grocers, Inc. (“C&S”) effective May 29, 2011, whereby C&S will provide warehousing, transportation, procurement, purchasing and ancillary services (the “Services”) in support of a substantial portion of our Company’s supply chain. This agreement terminates and replaces the warehousing, logistics, procurement and purchasing agreement under which the parties have been operating since 2008.

The term of the agreement is through the effective date of our Company’s plan of reorganization in its Bankruptcy Filing but may be extended by either party for a term concurrent with a fixed volume commitment based upon wholesale purchases of merchandise resulting in a term of approximately seven years. The cost structure of the agreement is a combination of a fixed cost and variable upcharge pricing model. The charges are subject to adjustment due to volume change or other material changes to the operating assumptions of the agreement.

Our Company expects it will realize a run-rate of more than $50 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a plan of reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Significant Accounting Policies
A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 26, 2011.  There have been no significant changes in these policies during the 16 weeks ended June 18, 2011.

2.  Recently Issued Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued updated guidance on the presentation of comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. All changes in our Company’s stockholders’ deficit will be presented in either a single continuous statement of comprehensive loss or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for public entities for fiscal years, and interim periods within those years, ending after December 15, 2011 with early adoption permitted. The impact of this update is expected to be immaterial.

3.	Goodwill and Other Intangible Assets

The carrying values of our finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.   Our intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.  The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2010 for all of our reporting units in our reportable segments.  This assessment concluded that there was no impairment.

Goodwill
The carrying amount of our goodwill was $110.4 million at June 18, 2011 and February 26, 2011, respectively.  Our goodwill allocation by segment at June 18, 2011 and February 26, 2011 was as follows (in thousands):

	Fresh	Gourmet	Other	Total
Goodwill	$116,032	$12,110	$5,974	$134,116
Accumulated impairment losses	(23,704)	-	-	(23,704)
Goodwill at February 26, 2011	$92,328	$12,110	$5,974	$110,412

Goodwill	$116,032	$12,110	$5,974	$134,116
Accumulated impairment losses	(23,704)	-	-	(23,704)
Goodwill at June 18, 2011	$92,328	$12,110	$5,974	$110,412

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Intangible Assets, net
Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following (in thousands):

	Weighted Average	Gross	Accumulated	Accumulated
	Amortization	Carrying	Amortization at	Amortization at
	Period (years)	Amount	June 18, 2011	Feb. 26, 2011
Loyalty card customer relationships	5	$19,200	$13,114	$11,815
In-store advertiser relationships	20	14,720	2,604	2,378
Pharmacy payor relationships	13	75,000	20,414	18,639
Pathmark trademark	Indefinite	48,200	-	-
Total		$157,120	$36,132	$32,832

Amortization expense relating to our intangible assets for the 16 weeks ended June 18, 2011 and June 19, 2010 was $3.3 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets (in thousands):

2011	$7,425
2012	9,670
2013	6,505
2014	6,505
2015	6,505
Thereafter	36,178

4.  Fair Value Measurements

The accounting guidance for fair value measurement defines and establishes a framework for measuring fair value.  Inputs used to measure fair value are classified based on the following three-tier fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Directly or indirectly observable inputs other than Level 1 quoted prices in active markets. Our Level 2 liabilities include warrants, which are valued using the Black-Scholes pricing model with inputs that are observable or can be derived from or corroborated by observable market data.  In addition, our investments in money market funds, which are considered cash equivalents, are classified as Level 2, as they are valued based on their reported Net Asset Value (NAV).

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 18, 2011 and February 26, 2011 (in thousands):

		Fair Value Measurements at June 18, 2011 Using
		Quoted Prices	Significant Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 18, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,552	$-	$1,552	$-

Liabilities:
Series B warrant	$87	$-	$87	$-

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

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 16 weeks ended June 18, 2011.

Level 3 Valuations
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy as of June 18, 2011 and February 26, 2011.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis.  Fair value measurements of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis using Level 3 inputs are primarily used in the impairment analyses of our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed locations occupancy costs.  Long-lived assets and closed locations occupancy costs were measured at fair value on a nonrecurring basis using Level 3 inputs, as unobservable inputs were used to measure their fair value.  Refer to Note 5 – Valuation of Long-Lived Assets, Note 16 – Discontinued Operations and Note 17 – Asset Disposition Initiatives for more information relating to the valuation of these assets and liabilities.

Long-Term Debt
The following table provides the carrying values recorded on our balance sheet and the estimated fair values of financial instruments as of June 18, 2011 and February 26, 2011 (in thousands):

	At June 18, 2011		At February 26, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Current portion of long-term debt	$350,000	$350,000	$159	$159
Long-term debt-subject to compromise, net of related discount	905,278	470,674	1,255,225	765,577

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

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 16 weeks ended June 18, 2011 and June 19, 2010, we recorded impairment losses on long-lived assets of nil and $0.5 million, respectively, related to stores that were closed or converted in the normal course of business.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In February 2011, our Company obtained authority from the Bankruptcy Court to close 32 stores in six states as we continue to fully implement our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $31.4 million during fiscal 2010, of which $19.4 million, $9.0 million and $3.0 million related our Fresh, Pathmark, and Other reporting segments, respectively.  These store closures were completed on April 16, 2011.  During the 16 weeks ended June 18, 2011, we recorded an additional impairment charge of $0.4 million, of which $0.3 million and $0.1 million were attributed to our Pathmark and Fresh reporting segments, respectively. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia (the “Southern Stores”).  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which are a part of our Fresh reportable segment, for approximately $37.8 million.  The transactions closed during June and July 2011. During the 16 weeks ended June 18, 2011, we recorded an impairment charge of $2.9 million, all of which pertained to our Fresh reporting segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. These store closures were completed by July 9, 2011.

There were no such closures during the 16 weeks ended June 19, 2010.

Impairments due to unrecoverable assets
As a result of recently performed projections combined with continued cash flow loss experience, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  We recorded an impairment charge of $52.1 million and $5.4 million during the 16 weeks ended June 18, 2011 and  June 19, 2010, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $84.3 million to their fair value of $32.2 million and with a carrying amount of $40.5 million to their fair value of $35.1 million for the 16 weeks ended June 18, 2011 and June 19, 2010, respectively. The impairment charge of $52.1 million recorded during the 16 weeks ended June 18, 2011 all related to our Pathmark reportable segment. The impairment charge of $5.4 million recorded during the 16 weeks ended June 19, 2010, all related to our Pathmark reporting segment with the exception of $0.9 million which was attributed to our Fresh reporting segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

6.  Other Accruals

Other accruals at June 18, 2011 and February 26, 2011 were comprised of the following (in thousands):

	At			At
	June 18, 2011			February 26, 2011
	Other Accruals			Other Accruals
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to	Other	Statement	Subject to	Other
	Classification	Compromise1	Accruals	Classification	Compromise1	Accruals
Self-insurance reserves	$52,446	$(43,406)	$9,040	$47,792	$(45,466)	$2,326
Deferred taxes	27,064	-	27,064	28,335	-	28,335
Closed locations reserves	6,261	(6,261)	-	11,358	(11,358)	-
Damages claim for rejected leases	168,796	(168,796)	-	106,642	(106,642)	-
Pension withdrawal liabilities	10,461	(10,461)	-	10,461	(10,461)	-
GHI liability for employee benefits	7,946	(7,946)	-	7,776	(7,776)	-
Accrued occupancy-related costs for open stores	40,721	(22,200)	18,521	48,742	(24,523)	24,219
Deferred income	20,664	(11,931)	8,733	23,299	(21,363)	1,936
Deferred real estate income	1,799	(1,799)	-	2,508	(2,508)	-
Accrued audit, legal and other	10,377	(6,886)	3,491	11,777	(8,118)	3,659
Accrued interest	49,213	(43,021)	6,192	35,600	(33,921)	1,679
Other postretirement and postemployment benefits	2,918	(2,918)	-	2,918	(2,918)	-
Accrued advertising	488	-	488	718	-	718
Other accruals	11,208	(9,310)	1,898	10,181	(8,005)	2,176
Total	$410,362	$(334,935)	$75,427	$348,107	$(283,059)	$65,048

1 Refer to Note 9 – Liabilities subject to compromise for additional information.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

7.  Other Non-Current Liabilities

Other non-current liabilities at June 18, 2011 and February 26, 2011 were comprised of the following (in thousands):

	At			At
	June 18, 2011			February 26, 2011
	Non-Current			Non-Current
	Liabilities			Liabilities
	Prior to Financial	Amounts Classified as	Other Non-	Prior to Financial	Amounts Classified as	Other Non-
	Statement	Subject to	Current	Statement	Subject to	Current
	Classification	Compromise1	Liabilities	Classification	Compromise1	Liabilities
Self-insurance reserves	$365,797	$(352,854)	$12,943	$366,891	$(354,704)	$12,187
Closed locations reserves	5,093	(5,093)	-	39,192	(39,192)	-
Pension withdrawal liabilities	102,152	(102,152)	-	86,735	(86,735)	-
GHI liability for employee benefits	88,755	(88,755)	-	86,505	(86,505)	-
Pension plan benefits	127,659	(127,659)	-	125,000	(125,000)	-
Other postretirement and postemployment benefits	38,913	(38,913)	-	38,737	(38,737)	-
Loans on life insurance policies	61,943	-	61,943	61,943	-	61,943
Deferred rent liabilities	51,570	(51,524)	46	56,287	(56,287)	-
Deferred income	22,676	(22,112)	564	53,031	(53,031)	-
Deferred real estate income	33,196	(33,196)	-	86,801	(86,801)	-
Unfavorable lease liabilities	825	(825)	-	4,201	(4,201)	-
Other non-current liabilities	10,721	(10,678)	43	11,348	(11,316)	32
Total	$909,300	$(833,761)	$75,539	$1,016,671	$(942,509)	$74,162

1 Refer to Note 9 – Liabilities subject to compromise for additional information.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

8.	Indebtedness and Other Financial Liabilities

Our debt obligations at June 18, 2011 and February 26, 2011 consisted of the following (in thousands):

	At			At
	June 18, 2011			February 26, 2011

	Indebtedness			Indebtedness
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to		Statement	Subject to
	Classification	Compromise1	Indebtedness	Classification	Compromise1	Indebtedness
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$-	$350,000	$350,000	$-	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	(10,000)	-	10,000	(10,000)	-
5.125% Convertible Senior Notes, due June 15, 2011	165,000	(165,000)	-	165,000	(165,000)	-
9.125% Senior Notes, due December 15, 2011	12,840	(12,840)	-	12,840	(12,840)	-
6.750% Convertible Senior Notes, due December 15, 2012	255,000	(255,000)	-	255,000	(255,000)	-
11.375% Senior Secured Notes, due August 1, 2015	260,000	(260,000)	-	260,000	(260,000)	-
9.375% Notes, due August 1, 2039	200,000	(200,000)	-	200,000	(200,000)	-
Other	2,438	(2,438)	-	2,544	(2,544)	-
Subtotal	1,255,278	(905,278)	350,000	1,255,384	(905,384)	350,000
Less current portion of long-term debt	(350,000)	-	(350,000)	(159)	159	-
Long-term debt	$905,278	$(905,278)	$-	$1,255,225	$(905,225)	$350,000

1 Refer to Note 9 – Liabilities subject to compromise for additional information.

DEBTOR-IN-POSSESSION CREDIT AGREEMENT
In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement (as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended (subsequent to the reporting period) by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011 (“the First Amendment to the DIP Credit Agreement”), as may be therefore further amended, amended and restated, supplemented or otherwise modified from time to time (the "DIP Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility. The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

Our Company will have the option to have interest on the revolving loans under the revolving credit facility provided under the DIP Credit Agreement accrue at an alternate base rate plus 200 basis points or at adjusted LIBOR plus 300 basis points. Our Company will have the option to have interest on the term loan provided under the DIP Credit Agreement accrue at an alternate base rate plus 600 basis points or at adjusted LIBOR (with a floor of 175 basis points) plus 700 basis points. The DIP Credit Agreement limits, among other things, our Company’s and the other Loan Parties’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay certain indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of certain indebtedness and certain material contracts. Notably, however, the DIP Credit Agreement permits our Company to use the proceeds generated from the sale of the Southern Stores in the operation of our business rather than requiring us to use those proceeds to reduce the Loan Parties’ outstanding indebtedness under the DIP Credit Agreement.

The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after August 13, 2011 but on or before November 5, 2011, or $50.0 million at any time after November 5, 2011), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on April 24, 2011 is as follows (in millions):

Date	Minimum Cumulative EBITDA
August 13, 2011	$ -
September 10, 2011	10.0
October 8, 2011	20.0
November 5, 2011	35.0
December 3, 2011	50.0
December 31, 2011	65.0
January 28, 2012	90.0
February 25, 2012	100.0
March 24, 2012	110.0
April 21, 2012	125.0
May 19, 2012	150.0
June 16, 2012	175.0

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. As of the balance sheet date, we have entered into a definitive agreement with C&S to provide services and we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

The value of the Series B warrants as of June 18, 2011 and February 26, 2011 was $0.1 million and $0.2 million, respectively, and is included in “Liabilities subject to compromise” in our Consolidated Balance Sheets.  Our “Nonoperating income” for the 16 weeks ended June 18, 2011 and June 19, 2010 was comprised of gains of approximately $0.1 million and $8.3 million, respectively, relating to market value adjustments for Series B warrants.   The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

	At	At
	June 18, 2011	Feb. 26, 2011
Expected life	3.98 Years	4.29 Years
Volatility	116.7%	111.3%
Dividend yield range	0%	0%
Risk-free interest rate	1.53%	2.16%

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

We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the Bankruptcy Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against our Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the Bankruptcy Court and wish to receive any distribution in the Bankruptcy Filing.  The bar date of June 17, 2011 set by the Bankruptcy Court has passed. Thus far, claimants filed over nine thousand claims against our Company, asserting approximately $27.8 billion worth of liabilities.  Our Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by our Company. If necessary, in the event of a claims dispute, the Bankruptcy Court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

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

Liabilities subject to compromise consist of the following (in thousands):

	At	At
	June 18, 2011	February 26, 2011
Accounts payable	$204,044	$212,135
Accrued salaries, wages, and benefits	10,941	10,939
Self-insurance reserves	396,260	400,170
Closed locations reserves	11,354	50,550
Damages claim for rejected leases	168,796	106,642
Pension withdrawal liabilities	112,613	97,196
GHI liability for employee benefits	96,701	94,281
Accrued occupancy related costs for open stores	22,200	24,523
Deferred income	34,043	74,394
Deferred real estate income	34,995	89,309
Accrued audit, legal and other	6,886	8,118
Accrued interest	43,021	33,921
Other postretirement and postemployment benefits	41,831	41,655
Other accruals	9,310	8,005
Pension plan benefits	127,659	125,000
Deferred rent liabilities	51,524	56,287
Unfavorable lease liabilities	825	4,201
Other noncurrent liabilities	10,678	11,316
5.125% Convertible Senior Notes, due June 15, 2011	165,000	165,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
9.125% Senior Notes, due December 15, 2011	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039	200,000	200,000
Other debt	2,525	2,714
Obligations under capital leases	110,337	121,058
Real estate liabilities	390,029	399,480
Total liabilities subject to compromise	$2,789,412	$2,874,734

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Rejected Leases
During the 16 weeks ended June 18, 2011, we rejected 44 of our leases through the bankruptcy process. We reduced the reserves balance associated with these leases by $39.0 million, net to the allowance claim for damages of $168.8 million. The remaining closed locations reserves balance of $11.3 million pertains to locations for which the leases have not been rejected.  In connection with the 44 rejected leases, the related deferred real estate income, unfavorable lease liabilities, obligations under capital leases and real estate liabilities were written off, all which were recorded to “Reorganization items, net” in our Consolidated Statements of Operations. Refer to Note 14 – Reorganization Items, Net, for further discussion of our rejected leases.

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

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of June 18, 2011 and February 26, 2011.  The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  However, no dividends have been paid during the pendency of our bankruptcy case.

On November 24, 2010 our Company’s Board of Directors authorized a payment-in-kind (“PIK”) dividend on our Preferred Stock, payable on December 15, 2010 to holders of record on November 15, 2010 (“Record Date”). Dividends are required to be PIK in the event our Company does not have the ability to pay the dividends in cash. As of the Record Date, we did not have the ability to pay the dividends in cash. The calculation of PIK dividends on our Preferred Stock is based upon the rate defined by the original terms of the Preferred Stock at 9.5% per annum. The PIK dividends of approximately $4.0 million are included in “Series A Redeemable Preferred Stock” in our Consolidated Balance Sheets.

Deferred financing fees amortization and embedded beneficial conversion features accretion for the 16 weeks ended June 18, 2011 and June 19, 2010 was $0.5 million and $1.5 million, respectively, during each period. During the 16 weeks ended June 19, 2010, we accrued Preferred Stock dividends of $4.3 million, within “Additional paid-in capital” and paid Preferred Stock cash dividends of $7.0 million.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

11.  Stock Based Compensation

At June 18, 2011, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan.  The general terms of each plan are reported in our Fiscal 2010 Annual Report on Form 10-K.

The components of our compensation expense (income) related to stock-based incentive plans were as follows (in thousands):
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Stock options	$756	$(368)
Restricted stock units	199	231
Performance restricted stock units	-	(973)
Common stock granted to Directors	(464)	249
Total stock-based compensation expense (income)	$491	$(861)

There were no stock-based grants during the 16 weeks ended June 18, 2011.

Stock options
As of June 18, 2011, approximately $6.7 million, after tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.1 years.

Restricted Stock
None of the previously granted restricted stock units vested during the 16 weeks ended June 18, 2011.  As of June 18, 2011, approximately $1.8 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2010 and fiscal 2009 is expected to be recognized through fiscal 2013.

2004 Non-Employee Director Compensation Plan
Although the 2004 Non-Employee Director Compensation Plan (“Director Plan”) is still in effect, at this time our Company does not anticipate issuing an annual grant of common stock or common stock equivalent in fiscal 2011. As a result, our Company reversed previously recognized stock compensation expense expected to be issued at the Fiscal 2011 annual meeting during the 16 weeks ended June 18, 2011. Such stock compensation expense will not be recognized in our Consolidated Statements of Operations until formal changes are made to the Director Plan.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

12.  Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows (in thousands):
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Service cost	$1,998	$2,158
Interest cost	8,837	8,929
Expected return on plan assets	(9,795)	(8,853)
Amortization of:
Net prior service cost	28	81
Actuarial loss	539	585
Special termination benefits	-	50
Net pension cost	$1,607	$2,950

We did not contribute to our defined benefit plans during the first quarter of fiscal 2011. As a result of the Bankruptcy Filing, we do not plan to make any contributions to our defined benefit plans during the remainder of fiscal 2011. However, in the event that we successfully reorganize under chapter 11, our Company may be required to pay all such missed contributions immediately prior to our emergence from bankruptcy.  Thus, if our Company emerges from bankruptcy prior to the end of fiscal 2011, our Company may have to make sizable contributions to our defined benefit plans during fiscal 2011.

Postretirement Plans
The components of our net postretirement benefits cost were as follows (in thousands):
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Service cost	$233	$201
Interest cost	575	571
Amortization of:
Net prior service credit	-	(264)
Actuarial gain	(85)	(150)
Net postretirement benefits cost	$723	$358

Our current estimates are subject to change due to changes in actuarial assumptions and further clarifications provided by regulatory guidance expected to be released in future years.

GHI Employee Obligation
As of June 18, 2011 and February 26, 2011, the fair value of our contractual obligation to Grocery Hauler Inc.’s (“GHI”) employees was $96.7 million and $94.3 million, respectively, using discount rates of 5.25% and 5.50%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Additions to our GHI employee obligation for current service costs is recorded within “Cost of merchandise sold” in our Consolidated Statements of Operations at its current value.  Accretion of the obligation to present value and impact of discount rates used to value the obligation are recorded within “Interest expense” in our Consolidated Statements of Operations.   During the 16 weeks ended June 18, 2011 and June 19, 2010, we recognized service costs of $5,700 and $0.2 million respectively, and interest expense of $4.2 million and $4.4 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.  During the 16 weeks ended June 18, 2011, benefit payments of $1.8 million were made by the Pathmark Pension Plan.

Our employee obligation relating to pension benefits for GHI’s employees are considered subject to compromise and are included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 18, 2011 and February 26, 2011.

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

During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $13.9 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 18, 2011. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans, which benefits could be significant and material for our Company.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

13.  Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
$800 million Debtor-in-Possession Credit Agreement	$11,469	$-
$655 million Credit Agreement	711	4,005
Related Party Promissory Note, due Aug. 18, 2011	-	187
11.375% Senior Secured Notes, due Aug. 1, 2015	9,100	9,150
9.125% Senior Notes, due Dec. 15, 2011	-	360
5.125% Convertible Senior Notes, due June 15, 2011	-	2,601
6.750% Convertible Senior Notes, due Dec. 15, 2012	-	5,295
9.375% Notes, due August 1, 2039	-	5,815
Obligations under capital leases and real estate liabilities	16,262	15,442
Self-insurance and GHI interest	6,933	5,119
GHI discount rate adjustment and COLI non-cash interest	3,641	3,889
Amortization of deferred financing fees and discounts	332	8,734
Other	6	575
Subtotal	48,454	61,172
Interest and dividend income	-	(30)
Interest expense, net	$48,454	$61,142

We recorded $11.5 million in contractual interest from the DIP Credit Agreement during the 16 weeks ended June 18, 2011. We continued to record contractual interest for our $260 million 11.375% Senior Secured Notes due 2015 that were issued in August 2009.  We did not record contractual interest expense of approximately $14.0 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations for which we ceased accruing interest during the fourth quarter 2010 as a result of the Bankruptcy Filing.  Debt discounts and deferred financing fees for all debt which is subject to compromise were reclassified into the carrying value of the respective indebtedness upon the Bankruptcy Filing and the balances were then adjusted to the face value of the debt.  As a result of this reclassification, we ceased amortization of deferred financing fees and discounts effective as of the Bankruptcy Filing date. Although we have recorded interest accretion expense on obligations under capital leases and real estate liabilities, self-insurance reserves, GHI and corporate owned life insurance obligations, we have not made a final determination as to the value of any underlying assets or the rejection/assumption of any of the obligations.  Once a determination is made, the accretion of the interest expense may change.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

14.	Reorganization Items, Net

Reorganization items, net represent amounts incurred and recovered as a direct result of the Bankruptcy Filing and were comprised of the following (in thousands):

For the 16 Weeks
Ended
June 18, 2011
Professional fees, net	$(17,168)
US Trustee fees	(255)
Write-off of balance sheet items related to rejected contracts, net - continuing operations	30,513
C & S contract settlement	34,139
Reduction of closed locations reserves - continuing operations	30,649
Reorganization items, net - continuing operations	77,878
Write-off of real estate liabilities - discontinued operations	25,799
Reduction of closed locations reserves - discontinued operations	8,395
Provision for income taxes for reorganization items, net – discontinued operations	(14,361)
Total reorganization items, net	$97,711

For the 16 weeks ended June 18, 2011, professional fees of $17.2 million were accrued and $11.0 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.3 million were incurred and paid during the 16 weeks ended June 18, 2011.

On June 2, 2011, our Company rejected its contract with C&S and entered into a new definitive agreement effective May 29, 2011.  As a result of our renegotiated contract, we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 16 weeks ended June 18, 2011, we rejected 44 of our leases through the bankruptcy process and reduced the closed locations reserves balance associated with these leases by $39.0 million, $30.6 million of which was attributed to continuing operations and $8.4 million was attributed to discontinued operations, net to the allowable claim for damages of $37.9 million.  Our total closed locations reserves balance of $180.1 million relates to damage claims of $168.8 million and $11.3 million pertains to locations for which the leases have not been rejected as of June 18, 2011.  In connection with the rejection of the 44 leases, we also wrote off the related obligations under capital leases of $7.3 million, unfavorable lease liabilities of $3.2 million, real estate liabilities of $8.9 million, deferred real estate income of $9.4 million, with an offsetting write-off of other assets of $0.8 million, totaling $28.0 million, net.  Of this amount, $26.3 million relates to continuing operations and $1.7 million relates to discontinued operations.

During the 16 weeks ended June 18, 2011, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million, with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

15.  Income Taxes

During the 16 weeks ended June 18, 2011 and June 19, 2010, our valuation allowance increased by $61.2 million and $48.6 million, respectively, to reflect generation of additional operating losses. In future periods, we will continue to record a valuation allowance against net deferred tax assets that are created by losses until such time as the certainty of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of June 18, 2011, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2005 through 2009.  With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2004 and prior.  At June 18, 2011 and February 26, 2011, we had unrecognized tax benefits of $0.6 million and $1.4 million, which were recorded within deferred tax liabilities in “Other accruals” in our Consolidated Balance Sheets.  We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months.  Any future decrease in our Company's gross unrecognized tax positions would require a reevaluation of our Company's valuation allowance maintained on our net deferred tax asset and, therefore, is not expected to affect our effective tax rate.  Our Company classifies interest and penalty expense related to unrecognized tax benefits within “Benefit from (provision for) income taxes” in our Consolidated Statements of Operations.  For the 16 weeks ended June 18, 2011 and June 19, 2010, no amounts were recorded for interest and penalties within “Benefit from (provision for) income taxes” in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of 7.6% and 0.1% for the 16 weeks ended June 18, 2011 and June 19, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, and the increase in our valuation allowance. The rate for the 16 weeks ended June 19, 2010 was also impacted by the mark to market of the Series B warrants issued in the acquisition of Pathmark.

At June 18, 2011, we had federal Net Operating Loss (“NOL”) carry forwards of $981 million, which will expire between fiscal 2024 and 2031, some of which are subject to an annual limitation.  The federal NOL carry forwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable.  Upon utilization of these carry forwards, the associated tax benefits of approximately $2.6 million will be recorded in “Additional paid-in capital” in our Consolidated Balance Sheets.  In addition, we had state loss carry forwards of $1.0 billion that will expire between fiscal 2011 and fiscal 2031. Our Company’s general business credits consist of federal and state work incentive credits, which will expire between fiscal 2011 and fiscal 2030, some of which are subject to an annual limitation.

At June 18, 2011 and February 26, 2011, we had net current deferred tax liabilities of $27.1 million and $28.3 million, respectively, which were included in “Other accruals” in our Consolidated Balance Sheets and non-current deferred tax assets of $15.5 million and $16.7 million, respectively, which were recorded in “Other non-current liabilities” in our Consolidated Balance Sheets.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Revision of Prior Period Financial Statements
During the 16 weeks ended June 18, 2011, our Company identified the amount of income tax benefit and income tax expense allocated to continuing operations and discontinued operations, respectively, for the fiscal year ended February 26, 2011 was improperly presented in our Consolidated Statements of Operations.  The impact of this improper presentation, which results from the improper intraperiod allocation of income taxes, was an understatement of the “Benefit from income taxes” related to “Loss from continuing operations” and an understatement of the “Provision for income taxes” related to “Income from discontinued operations” of $33.1 million in our Consolidated Statements of Operations during the fiscal year ended February 26, 2011.  The effect of this revision had no impact on our “Net loss” in our Consolidated Statements of Operations or “Net cash used in operating activities” in our Consolidated Statements of Cash Flows for the fiscal year ended February 26, 2011.

The following table presents the impact of this revision in our Company's Consolidated Statements of Operations for the fiscal year ended February 26, 2011 (in thousands):

	As Reported	Adjustment	As Revised
Benefit from (provision for) income taxes	$3,798	$33,146	$36,944
Loss from continuing operations	(673,400)	33,146	(640,254)
Income (loss) from discontinued operations	74,825	(33,146)	41,679

Net (loss) income per share - basic	(11.45)	0.01	(11.44)

The revisions described above will be reflected in our Company's consolidated financial statements for the fiscal year ended February 25, 2012, which will be included in our Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2012.

16.  Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations.  These events are described based on the year the transaction was initiated.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities (in thousands):

	For the 16 Weeks Ended June 18, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion (1)	Adjustments(2)	Utilization(3)	6/18/2011
2007 Events
Occupancy	$49,317	$80	$(6,716)	$-	$42,681
Pension withdrawal	57,581	1,079	-	-	58,660
2007 events total	106,898	1,159	(6,716)	-	101,341

2005 Event
Occupancy	21,390	-	-	-	21,390

2003 Events
Occupancy	8,451	12	(1,641)	(35)	6,787
Total	$136,739	$1,171	$(8,357)	$(35)	$129,518

(1)
The additions to occupancy and severance represent the interest accretion on future occupancy costs and future obligations for early withdrawal from multi-employer union pension plans which were recorded at present value at the time of the original charge.   Interest accretion is recorded as a component of “Loss from operations of discontinued businesses” in our Consolidated Statements of Operations.

(2)
At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded as a component of “Loss from operations of discontinued business” in our Consolidated Statements of Operations.

For the 16 Weeks Ended June 18, 2011
During the 16 weeks ended June 18, 2011, we recorded adjustments for the 2007 and 2003 events to reduce occupancy liabilities by $6.7 million and $1.6 million, respectively, due to an estimated allowable claim amount for property leases that were rejected in bankruptcy court during the first quarter.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Pension withdrawal utilization represents payments made to the union pension fund during the period.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events (in thousands):

	2007 Events	2005 Event	2003 Event	Total
Total severance payments made to date	$37,089	$2,650	$22,528	$62,267
Expected future pension withdrawal payments	58,660	-	-	58,660
Total severance and pension withdrawal payments expected to be incurred	95,749	2,650	22,528	120,927
Total occupancy payments made to date	92,140	60,866	34,119	187,125
Expected future occupancy payments,
excluding interest accretion	42,681	21,390	6,787	70,858
Total occupancy payments expected to be incurred,
excluding interest accretion	$134,821	$82,256	$40,906	$257,983

Total severance and occupancy payments made to date	$129,229	$63,516	$56,647	$249,392
Expected future pension withdrawal and occupancy payments
expected to be incurred, excluding interest accretion	101,341	21,390	6,787	129,518

Total severance, pension withdrawal and occupancy payments expected to be incurred, excluding interest accretion	$230,570	$84,906	$63,434	$378,910

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits.  The remaining obligation relates to expected future payments under long term leases and expected future payments for early withdrawal from multi-employer union pension plans.  The expected completion dates for the 2007, 2005 and 2003 events are 2028, 2012 and 2012, respectively.

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events (in thousands):

June 18, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$101,341	$21,390	$6,787	$129,518

February 26, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$106,898	$21,390	$8,451	$136,739

We evaluated the closed locations reserves balances as of June 18, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

17.  Asset Disposition Initiatives

In addition to the events describe in Note 16 – Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities (in thousands):

	For the 16 Weeks Ended June 18, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion (1)	Adjustments(2)	Utilization(3)	6/18/2011
2011 Event
Continuing Operations
Occupancy	$-	$-	$33,960	$(1,264)	$32,696
Severance	2,738	-	2,948	(945)	4,741
2011 event total	2,738	-	36,908	(2,209)	37,437

2010 Event
Continuing Operations
Occupancy	29,353	-	-	(168)	29,185
Health benefits	239	-	-	-	239
2010 event total	29,592	-	-	(168)	29,424

2005 Event
Continuing Operations
Health benefits	445	-	-	(60)	385
2005 event total	445	-	-	(60)	385

2001 Event
Continuing Operations
Occupancy	2,127	-	166	-	2,293

Discontinued Operations
Occupancy	1,774	-	-	-	1,774
2001 event total	3,901	-	166	-	4,067

1998 Event
Continuing Operations
Occupancy	3,400	8	-	(118)	3,290
Pension withdrawals and health benefits	524	-	-	-	524
1998 event total	3,924	8	-	(118)	3,814

Total	$40,600	$8	$37,074	$(2,555)	$75,127

(1)
The additions to occupancy represent the interest accretion on future occupancy costs which were recorded at present value at the time of the original charge.   These adjustments are recorded to “Store operating, general and administrative expense” and "Reorganization items, net" for continuing operations and “Loss from operations of discontinued businesses” for discontinued operations in our Consolidated Statements of Operations.

(2)
At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded to “Store operating, general and administrative expense” for continuing operations and “Loss from operations of discontinued businesses” for discontinued operations in our Consolidated Statements of Operations.

For the 16 Weeks Ended June 18, 2011
For the 16 weeks ended June 18, 2011, we recorded an initial occupancy charge for the 2011 event related to the April store closings of $63.3 million partially offset by an adjustment of $29.3 million to reduce the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in bankruptcy court during the first quarter of fiscal 2011.  In addition, we recorded an initial severance charge for the 2011 Event related to the southern store closings of $2.8 million and an adjustment of $0.1 million for the 2011 Event related to the April store closings.  These store closures were completed by July 9, 2011.  An occupancy charge for these stores will be recorded in the second quarter of fiscal 2011.

(3)	Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events (in thousands):

	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total

Total severance payments made to date	$945	$533	$49,297	$28,205	$30,940	$109,920
Expected future severance payments	4,741	239	385	-	524	5,889
Total severance payments expected
to be incurred	$5,686	$772	$49,682	$28,205	$31,464	$115,809

Total occupancy payments made to date	$1,264	$957	$13,856	$67,283	$120,090	$203,450
Expected future occupancy payments,
excluding interest accretion	32,696	29,185	-	4,067	3,290	69,238
Total occupancy payments expected
to be incurred, excluding interest
accretion	$33,960	$30,142	$13,856	$71,350	$123,380	$272,688

Total severance and occupancy
payments made to date	$2,209	$1,490	$63,153	$95,488	$151,030	$313,370
Expected future severance and
occupancy payments, excluding
interest accretion	37,437	29,424	385	4,067	3,814	75,127
Total severance and occupancy payments
expected to be incurred, excluding
interest accretion	$39,646	$30,914	$63,538	$99,555	$154,844	$388,497

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits.  The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans.  The expected completion dates for the 2011, 2010, 2005, 2001 and 1998 events are 2015, 2012, 2015, 2012 and 2013, respectively.

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events (in thousands):

			June 18, 2011
	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total
Other accruals	$4,741	$-	$-	$-	$-	$4,741
Other non-current liabilities	$-	$-	$-	$-	$-	$-
Liabilities subject to compromise	$32,696	$29,424	$385	$4,067	$3,814	$70,386

			February 26, 2011
		2010	2005	2001	1998
		Event	Event	Event	Event	Total
Other accruals		$-	$-	$-	$-	$-
Other non-current liabilities		$-	$-	$-	$-	$-
Liabilities subject to compromise		$29,592	$445	$3,901	$3,924	$37,862

We evaluated the closed locations reserves balances as of June 18, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

18.  Assets Held For Sale

During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which are a part of our Fresh reportable segment, for approximately $37.8 million.  The transactions closed during June and July 2011.

19.  Loss Per Share

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

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

	16 Weeks Ended	16 Weeks Ended
	June 18, 2011	June 19, 2010
Stock options	5,096,413	1,988,469
Warrants	6,965,858	686,277
Performance restricted stock units	-	218,294
Restricted stock units	719,533	1,080,710
Convertible debt	11,157,569	8,086,769
Financing warrant	11,157,569	11,278,988
Preferred stock	35,804,000	35,000,000

The following table sets forth the calculation of basic and diluted loss per share (in thousands):

	16 Weeks Ended	16 Weeks Ended
	June 18, 2011	June 19, 2010

Loss from continuing operations	$(177,791)	$(115,607)
Preferred stock dividends	-	(4,308)
Beneficial conversion feature amortization	(1,482)	(1,481)
Loss from continuing operations - basic	(179,273)	(121,396)

Adjustments for convertible debt (1)	-	(10,655)
Adjustments on Other financial liabilities (2)	-	(8,277)
Loss from continuing operations–diluted	$(179,273)	$(140,328)

Weighted average common shares outstanding	53,852,470	55,926,065
Share lending agreement (3)	-	(2,427,944)
Common shares outstanding–basic	53,852,470	53,498,121

Effect of dilutive securities:
Convertible debt (1)	-	3,192,219
Convertible financial liabilities (2)	-	(26,165,689)
Common shares outstanding–diluted	53,852,470	30,524,651

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

(2)
Our Series B Warrants are classified as a liability because a third party has the right to determine their cash or share settlement.    (Refer to Note 8 – Indebtedness and Other Financial Liabilities).  These warrants are marked-to-market in our Consolidated Statements of Operations.  For example, in periods when the market price of our common stock decreases, our income from continuing operations is increased.   For purposes of determining if an application of the treasury stock method produces a dilutive result, we assume proceeds are used to repurchase common stock and we adjust the numerator similar to the adjustments required under the “if-converted” method.  We consider the combined impact of the numerator and denominator adjustments, including a denominator adjustment to reduce shares, even when the average market price of our common stock for the period is below the warrant’s strike price.

(3)
As of June 19, 2010, we had 5,634,002 of loaned shares under our share lending agreements, which were considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares.  On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share.  During fiscal 2009, Bank of America, N.A., who is a party to our share lending agreement, returned 2,500,000 shares, eliminating our obligation to lend additional shares to them in the future.  The returned shares were immediately retired, reducing our issued and outstanding shares. For the 16 weeks ended June 19, 2010, weighted average common shares relating to share lending agreements of 2,427,944 were excluded from the computation of earnings per share. As of February 26, 2011, there were no shares outstanding with Bank of America, N.A.

20.  Commitments and Contingencies

Supply Agreement
On June 2, 2011, our Company entered into a definitive agreement with C&S effective May 29, 2011, whereby C&S will provide Services in support of a substantial portion of our Company’s supply chain. This agreement terminates and replaces the warehousing, logistics, procurement and purchasing agreement under which the parties have been operating since 2008.

The term of the agreement is through the effective date of our Company’s plan of reorganization in its Bankruptcy Filing but may be extended by either party for a term concurrent with a fixed volume commitment based upon wholesale purchases of merchandise resulting in a term of approximately seven years. The cost structure of the agreement is a combination of a fixed cost and variable upcharge pricing model. The charges are subject to adjustment due to volume change or other material changes to the operating assumptions of the agreement.

Our Company expects it will realize a run-rate of more than $50 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a plan of reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Lease Assignment
On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS").  Pursuant to the terms of the agreement, Pathmark was to receive $87.0 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease.  CPS deposited $6.0 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement.  The assignment of the lease was scheduled to close on December 28, 2007.   On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS’s notice of termination as we believe CPS's position is without merit.  Because we are challenging the validity of CPS’s December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007.  CPS’s breach, if proven, would entitle us to keep the escrow.  Both parties have taken legal action in New York state court to obtain the $6.0 million deposit held in escrow. In May 2011, the Bankruptcy Court entered an order authorizing the Pathmark and CPS to proceed with their New York state litigation notwithstanding the automatic stay.

Rejection of GHI Trucking Agreement
On February 4, 2011, the Bankruptcy Court entered an order authorizing Pathmark to reject a burdensome trucking agreement with GHI and enter into an interim replacement trucking arrangement with C&S.  Because Pathmark was GHI’s largest customer, its rejection of the trucking agreement negatively impacted GHI’s business, prompting GHI to layoff a significant number of its employees.  The local union representing GHI’s employees subsequently brought suit against GHI in New Jersey federal court alleging that GHI’s termination of its employees violated New Jersey state and federal WARN statutes and constituted a breach of GHI’s collective bargaining agreement with the union.  On March 31, 2011, GHI filed a motion with the Bankruptcy Court seeking leave to file a third party complaint in the New Jersey action seeking in excess of $100 million in damages against our Company alleging, among other things, that our conduct in connection with rejecting the trucking agreement was tortious and that we were responsible for any WARN Act liability of GHI to its former employees.  The Bankruptcy Court denied GHI’s motion, and GHI appealed the Bankruptcy Court’s decision to the district court, which appeal is pending.

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

Other
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  We are also subject to certain environmental claims.  While the outcome of these claims cannot be predicted with certainty, Management does not believe that the outcome of any of these legal matters will have a material adverse effect in our Consolidated results of operations, financial position or cash flows.

21.  Reportable Segments

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

We have four reportable segments: Fresh, Pathmark, Gourmet and Other.  The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies included in our Fiscal 2010 Annual Report.  Assets and capital expenditures are not allocated to segments for internal reporting presentations.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Interim information on segments is as follows (in thousands):
	Sales by Category
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Grocery (1)	$1,537,285	$1,758,844
Meat (2)	428,711	491,482
Produce (3)	264,650	314,604
Total	$2,230,646	$2,564,930
(1)	The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.
(2)	The meat category includes meat, deli, bakery and seafood.
(3)	The produce category includes produce and floral.
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Sales
Fresh	$1,127,572	$1,278,569
Pathmark	931,063	1,111,401
Gourmet	82,793	82,872
Other	89,218	92,088
Total sales	$2,230,646	$2,564,930

Segment (loss) income
Fresh	$(19,390)	$13,472
Pathmark	(54,280)	(24,808)
Gourmet	6,451	6,511
Other	(277)	737
Total segment loss	(67,496)	(4,088)
Corporate (4)	(16,476)	(47,242)
Reconciling items (5)	(137,976)	(11,272)
Loss from operations	(221,948)	(62,602)
Nonoperating income	83	8,277
Interest expense, net	(48,454)	(61,142)
Reorganization items, net	77,878	-
Loss from continuing operations before income taxes	$(192,441)	$(115,467)

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Segment depreciation and amortization – continuing operations
Fresh	$20,418	$23,392
Pathmark	22,200	26,771
Gourmet	2,170	2,751
Other	1,655	1,663
Total segment depreciation and amortization – continuing operations	46,443	54,577
Corporate	13,001	15,802
Total depreciation and amortization – continuing operations	59,444	70,379
Discontinued operations	-	-
Total company depreciation and amortization	$59,444	$70,379
(4)

Represents a $21.4 million decrease in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments and a $9.4 million decline in corporate and administrative costs.

(5)	Reconciling items, which are not included in segment income, consist of the following:

	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010

Goodwill, trademark and long-lived asset impairment	$(55,418)	$(5,398)
Net restructuring and other	(6,311)	(3,932)
Real estate related activity	(53,725)	(1,947)
Stock-based compensation (expense) income	(491)	861
Pension withdrawal costs	(13,923)	-
LIFO adjustment	(1,122)	(856)
C&S contract effect	(6,986)	-
Total reconciling items	$(137,976)	$(11,272)

22.  Subsequent Events

On July 8, 2011, our Company and certain of its U.S. subsidiaries, each as a borrower, entered into the First Amendment to the DIP Credit Agreement with the Agent and the DIP Lenders.  Pursuant to the terms of the First Amendment to the DIP Credit Agreement, among other things, any of the dispositions by our Company and its subsidiaries of our Southern Stores as specified therein will not constitute a prepayment event, and the proceeds of such dispositions will not be required to be applied to prepayment of the loans under the DIP Credit Agreement.  The First Amendment to the DIP Credit Agreement also contains some other clarifying changes.

The above summary of material terms of the First Amendment to the DIP Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety, by reference to the complete text of the First Amendment to the DIP Credit Agreement.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. (“we,” “our,” “us” or “our Company”) It should be read in conjunction with our consolidated financial statements and the accompanying notes (“Notes”).  It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company’s liquidity and capital resources.  These items are presented as follows:

•	Overview – a general description of our business and segment structure.
•	Operating Results – a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
•	Outlook – a discussion of certain trends or business initiatives for the remainder of fiscal 2011 to assist in understanding the business.
•
Results of Operations and Liquidity and Capital Resources – a discussion of results for the 16 weeks ended June 18, 2011 compared to the 16 weeks ended June 19, 2010 and current and expected future liquidity.

•	Critical Accounting Estimates – a discussion of significant estimates made by Management.
•	Market Risk – a discussion of the impact of market changes in our Consolidated financial statements.

OVERVIEW

Our Company is based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 7 U.S. states and the District of Columbia.  Our Company’s business consists strictly of our retail operations, which totaled 361 stores as of June 18, 2011.

On December 12, 2010, our Company and all of our U.S. subsidiaries (the “Filing Subsidiaries” and, together with our Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549. See Capital Resources and Liquidity below for further details.

We operate in four reportable segments:  Fresh, Pathmark, Gourmet and Other.  The Other segment includes our Food Basics and Wine, Beer & Spirits businesses.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

OPERATING RESULTS

Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 4.2% this quarter.  As a result, our results of operations were below those of the prior year.

Our Fresh and Pathmark segments continued to have lower revenue and operating income for the 16 weeks ended June 18, 2011 as compared to the 16 weeks ended June 19, 2010. Our management team continues to address these challenges, including making the difficult decision to close 18 underperforming stores in our Fresh segment and 14 underperforming stores in our Pathmark segment during early fiscal 2011.

Our Gourmet stores located in Manhattan, New York continued to deliver strong results, despite a decline in gross margin and increase in labor costs, which were partially offset by a decrease in occupancy and administrative expenses.

Our Discount business experienced an increase in comparable store sales and a decline in gross margin which was partially offset by a decrease in labor and occupancy expenses.

Our Wine, Beer & Spirits businesses experienced a decline in comparable store sales and related gross margin, which was offset by improved labor, occupancy and administrative expenses.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This discussion may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: the ability of the Debtors to continue as going concerns; the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the chapter 11 cases; the ability of the Debtors to prosecute, develop and consummate one or more plans of reorganization with respect to the chapter 11 cases; the effects of the Bankruptcy Filing on the Debtors and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the chapter 11 cases and the outcome of the cases in general; the length of time the Debtors will operate under the chapter 11 cases; risks associated with third-party motions in the chapter 11 cases, which may interfere with the ability of the Debtors to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the chapter 11 proceedings on the Debtors’ liquidity or results of operations; the ability to execute Debtors’ business and restructuring plan and to timely and effectively implement the turnaround strategy; increased legal costs related to the Bankruptcy Filing and other litigation; the Debtors’ ability to maintain contracts that are critical to its operation, to obtain and maintain normal terms with customers, suppliers and service providers and to retain key executives, managers and employees; various operating factors and general economic conditions, competitive practices and pricing in the food industry generally and particularly in our principal geographic markets; our relationships with our employees; the terms of future collective bargaining agreements; the costs and other effects of lawsuits and administrative proceedings; the nature and extent of continued consolidation in the food industry; changes in the capital markets which may affect our cost of capital or the ability to access capital; supply or quality control problems with our vendors; regulatory compliance; and changes in economic conditions, which may affect the buying patterns of our customers.  Refer to Risk Factors included in this quarterly report.

OUTLOOK
During our first quarter 2011, we closed an additional 32 stores in six states.  We also completed an auction of 25 stores located in Maryland, Delaware and the District of Columbia (“Southern Stores”) that resulted in the sale of an additional 12 stores and the closure of an additional 13 stores during our second quarter 2011.

Supply Agreement
On June 2, 2011, our Company entered into a definitive agreement with C&S Wholesale Grocers, Inc. (“C&S”) effective May 29, 2011, whereby C&S will provide warehousing, transportation, procurement, purchasing and ancillary services (the “Services”) in support of a substantial portion of our Company’s supply chain. This agreement terminates and replaces the warehousing, logistics, procurement and purchasing agreement under which the parties have been operating since 2008.

The term of the agreement is through the effective date of our Company’s plan of reorganization in its Bankruptcy Filing but may be extended by either party for a term concurrent with a fixed volume commitment based upon wholesale purchases of merchandise resulting in a term of approximately seven years. The cost structure of the agreement is a combination of a fixed cost and variable upcharge pricing model. The charges are subject to adjustment due to volume change or other material changes to the operating assumptions of the agreement.

Our Company expects it will realize a run-rate of more than $50 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a plan of reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Labor Negotiations
We believe that we have good relationships with our union partners.  To reorganize as a viable business, our Company believes it needs to secure cost savings in multiple areas, including obligations arising under our collective bargaining agreements.  Our Company is in the process of negotiating with its 13 union locals of the UFCW and SEIU to obtain consensual modifications to its collective bargaining agreements necessary for our successful reorganization.  We have exchanged proposals for substantial cost reductions and received a counter proposal from our union partners, which we continue to discuss.  Although we believe that we will successfully achieve new collective bargaining agreements with the necessary amount of labor savings, there can be no assurances that our Company will succeed in obtaining necessary labor cost savings.

Other Bankruptcy Matters
The Bankruptcy Filing provides our Company with the breathing room and the tools available under the Bankruptcy Code to implement our comprehensive financial and operational restructuring. We remain committed to implementing our turnaround strategy while operating our business during the chapter 11 restructuring process. However, there can be no assurance regarding these matters. We have noted that the improvements originally anticipated from our turnaround strategy are taking longer to realize than originally anticipated and has negatively impacted our profitability and cash flows from operations. While reversing negative consumer trends is a very difficult process and the timing and success of these measures cannot be assured, we anticipate that our initiatives to improve our customers’ shopping experience will reverse the decreasing customer count and comparable store sales decline that we have been experiencing. There can be no assurance that our operational and financial turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the plan ultimately proposed by our Company and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies. The uncertainty regarding these matters raises substantial doubt about our Company’s ability to continue as a going concern.

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

16 WEEKS ENDED JUNE 18, 2011 COMPARED TO THE 16 WEEKS ENDED JUNE 19, 2010

OVERALL
The following table summarizes our results of operations for the 16 weeks ended June 18, 2011 compared to the 16 weeks ended June 19, 2010:

	16 Weeks Ended	16 Weeks Ended	Favorable
	June 18, 2011	June 19, 2010	(unfavorable)	% Change
	(in millions, except percentages and per share data)

Sales	$2,230.6	$2,564.9	$(334.3)	(13.0)%
Decrease in comparable store sales	(4.2)%	(7.2)%	NA	NA
Loss from continuing operations	$(177.8)	$(115.6)	$(62.2)	(53.8)%

Income (loss) from discontinued operations	$20.6	$(7.0)	$27.6	>100.0%
Net loss	$(157.2)	$(122.6)	$(34.6)	(28.2)%
Net loss per share - basic	$(2.95)	$(2.40)	$(0.55)	(22.9)%
Net loss per share - diluted	$(2.95)	$(4.83)	$1.88	38.9%

Average weekly sales per supermarket were approximately $390,000 for the first quarter of fiscal 2011 versus $393,000 for the corresponding period of the prior year, a decrease of 0.8% primarily due to the overall decline in our sales resulting from a decrease in customer counts.

SALES
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
	(in thousands)
Fresh	$1,127,572	$1,278,569
Pathmark	931,063	1,111,401
Gourmet	82,793	82,872
Other	89,218	92,088
Total sales	$2,230,646	$2,564,930

Sales decreased from $2,564.9 million for the 16 weeks ended June 19, 2010 to $2,230.6 million for the 16 weeks ended June 18, 2011, primarily due to a decrease in comparable store sales of $103.4 million and the absence of sales due to store closures of $238.7 million, partially offset by sales from one new store of $7.8 million. The decrease in sales in our Fresh segment of $151.0 million was primarily related to a decline in the comparable store sales of $39.6 million and the absence of sales due to store closures of $119.2 million, partially offset by sales from one new store of $7.8 million.  Comparable store sales declined because our lower price initiative, which offered lower everyday prices in place of previously offered discounts and coupons, was not well received by our customers. This impact was most significant in our Pathmark segment. Our Company phased out this program during the latter part of the first quarter of fiscal 2011. The decrease in sales in our Pathmark segment of $180.3 million was primarily due to a decline in comparable store sales of $65.5 million and the absence of sales due to store closures of $114.8 million.   Sales generated by our Gourmet segment declined by $0.1 million.  The sales decrease of $2.9 million in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily attributable to the absence of sales due to one store closure within Discount of $3.5 million and four store closures within Wine, Beer & Spirits of $1.2 million, partially offset by an increase in comparable store sales of $1.8 million.

GROSS MARGIN
Gross margin of $622.2 million decreased 189 basis points as a percentage of sales to 27.89% for the first quarter of fiscal 2011 from gross margin of $763.8 million or 29.78% for the first quarter of fiscal 2010 reflecting lower margins across all of our operating segments due to the lack of success of our lower price initiative as described above in SALES.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total Company	$(99.5)	$(42.1)	$(141.6)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $788.7 million or 35.36% as a percentage of sales for the first quarter of fiscal 2011, as compared to $821.0 million or 32.01% as a percentage of sales for the first quarter of fiscal 2010.

SG&A expenses for the first quarter of fiscal 2011 included (i) real estate related costs of $56.5 million, or 254 basis points, of which $55.7 million was primarily attributed to the closing of 32 stores during the 16 weeks ended June 18, 2011 (ii) pension withdrawal costs of $13.9 million, or 62 basis points (iii) net restructuring and other costs of $3.5 million, or 16 basis points and (iv) net stock-based compensation related expense of $0.5 million, or 2 basis points.

SG&A expenses for the first quarter of fiscal 2010 included (i) net restructuring and other costs of $3.9 million, or 15 basis points and (ii) real estate related costs of $1.9 million, or 8 basis points.  These costs were partially offset by net stock-based compensation related income of $0.9 million, or 3 basis points, primarily due to forfeitures.

Excluding the items listed above, SG&A as a percentage of sales increased by 21 basis points during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.  Labor and occupancy costs decreased $41.2 million and $28.8 million, respectfully, primarily attributable to a reduction in the number of open stores.  However, the corresponding rates as a percentage of sales increased 69 basis points and decreased 1 basis point, respectively.  Despite decreases in advertising and other operating expenditures of $5.0 million, the corresponding rate as a percentage of sales increased 33 basis points.  Partially offsetting these overall increased in expenditures as a percentage of sales was a decrease in administrative expenses of $27.2 million, representing a 91 basis point decrease a percentage of sales.

During the 16 weeks ended June 18, 2011 and June 19, 2010, we recorded impairment losses on long-lived assets for impairments due to closure or conversion of stores in the normal course of business of nil and $0.5 million, respectively.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense.  If current operating levels do not improve, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

LONG-LIVED ASSET IMPAIRMENT
In February 2011, our Company obtained authority from the Bankruptcy Court to close 32 stores in six states as we continue to fully implement our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $31.4 million during fiscal 2010, of which $19.4 million, $9.0 million and $3.0 million related our Fresh, Pathmark, and Other reporting segments, respectively.  These store closures were completed on April 16, 2011.  During the 16 weeks ended June 18, 2011, we recorded an additional impairment charge of $0.4 million, of which $0.3 million and $0.1 million were attributed to our Pathmark and Fresh reporting segments, respectively. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close an additional 25 stores located in Maryland, Delaware and the District of Columbia.  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which are a part of our Fresh reportable segment, for approximately $37.8 million.  The transactions closed during June and July 2011. During the 16 weeks ended June 18, 2011, we recorded an impairment charge of $2.9 million, all of which pertained to our Fresh reporting segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. These store closures were completed by July 9, 2011.

There were no such closures during the 16 weeks ended June 19, 2010.

As a result of recently performed projections combined with continued cash flow loss experience, we determined that a triggering event had occurred that required us to test the related long-lived assets for potential impairment.  We recorded an impairment charge of $52.1 million and $5.4 million during the 16 weeks ended June 18, 2011 and  June 19, 2010, respectively, to partially write down these stores’ long-lived assets, which consist of favorable leases, capital leases, and land and buildings, with a carrying amount of $84.3 million to their fair value of $32.2 million and with a carrying amount of $40.5 million to their fair value of $35.1 million for the 16 weeks ended June 18, 2011 and June 19, 2010, respectively. The impairment charge of $52.1 million recorded during the 16 weeks ended June 18, 2011 all related to our Pathmark reportable segment. The impairment charge of $5.4 million recorded during the 16 weeks ended June 19, 2010, all related to our Pathmark reporting segment with the exception of $0.9 million which was attributed to our Fresh reporting segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

SEGMENT (LOSS) INCOME
	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
	(in thousands)
Fresh	$(19,390)	$13,472
Pathmark	(54,280)	(24,808)
Gourmet	6,451	6,511
Other	(277)	737
Total segment loss	$(67,496)	$(4,088)

Segment loss increased $63.4 million from a loss of $4.1 million for the 16 weeks ended June 19, 2010 to a loss of $67.5 million for the 16 weeks ended June 18, 2011.  Our Fresh and Pathmark segments experienced segment income declines of $32.9 million and $29.5 million, respectively, primarily attributable to declines in sales and lower gross margins, partially offset by reduced labor, operating and occupancy expenses.  Segment income from our Gourmet business remained relatively flat quarter over quarter.  Segment income for our Other segment, representing Discount and Wine, Beer and Spirits, declined by $1.0 million, driven primarily by a decrease in sales and gross margin within our Discount business.  Refer to Note 21 – Reportable Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
During the first quarter of fiscal 2011 and 2010, we recorded favorable adjustments of $0.1 million and $8.3 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $48.5 million for the first quarter of fiscal 2011 decreased from the prior year expense of $61.1 million, primarily attributable to the aggregate decreases in contractual interest expense of $14.0 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations that we ceased accruing interest for during the fourth quarter 2010 as a result of the Bankruptcy Filing. We also had aggregate decreases of interest expense of approximately $8.4 million attributed to amortization of deferred financing fees and discounts on unsecured obligations that we ceased amortizing as a result of the Bankruptcy Filing as well as a decrease in interest expense of $3.3 million from our $655 million Credit Agreement, which was paid off with proceeds from the DIP Credit Agreement during fourth quarter 2010.

These decreases in interest expense were partially offset by interest expense for our DIP Credit Agreement of $11.5 million and an increase of $1.8 million in interest expense resulting from our self-insurance and GHI obligations.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

REORGANIZATION ITEMS, NET
For the 16 weeks ended June 18, 2011, professional fees of $17.2 million were accrued and $11.0 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.3 million were incurred and paid during the 16 weeks ended June 18, 2011.

On June 2, 2011, our Company rejected its contract with C&S and entered into a new definitive agreement effective May 29, 2011.  As a result of our renegotiated contract, we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 16 weeks ended June 18, 2011, we rejected 44 of our leases through the bankruptcy process and reduced the closed locations reserves balances associated with these leases by $39.0 million, $30.6 million of which was attributed to continuing operations and $8.4 million was attributed to discontinued operations, net to the allowable claim for damages of $37.9 million.  In connection with the rejection of the 44 leases, we also wrote off the related obligations under capital leases of $7.3 million, unfavorable lease liabilities of $3.2 million, real estate liabilities of $8.9 million, deferred real estate income of $9.4 million, with an offsetting write-off of other assets of $0.8 million, totaling $28.0 million, net.  Of this amount, $26.3 million relates to continuing operations and $1.7 million relates to discontinued operations. In addition, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million, with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations.

INCOME TAXES
The benefit for income taxes from continuing operations for the 16 weeks ended June 18, 2011 was $14.6 million, compared to a provision for income taxes of $0.1 million for the 16 weeks ended June 19, 2010.  Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 7.6% and 0.1%, respectively, for the 16 weeks ended June 18, 2011 and June 19, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes and the increase in our valuation allowance. The rate for the 16 weeks ended June 19, 2010 was also impacted by the mark to market of the Series B warrant issued in the acquisition of Pathmark.

DISCONTINUED OPERATIONS
Income from discontinued operations for the 16 weeks ended June 18, 2011 of $20.6 million increased from a loss from discontinued operations of $7.0 million for the 16 weeks ended June 19, 2010, primarily due to the rejection of property leases and the corresponding adjustment to the reserves balance associated with these leases to the allowable claims for damages of $8.4 million, writing off deferred real estate income of $24.6 million and obligations under capital leases of $1.6 million, lower legal expenses of $1.5 million,  and lower present value interest expense of $4.0 million. The increase in income from discontinued operations also includes an intraperiod tax allocation benefit of $1.1 million offset by provision for income taxes for reorganization items, net of $14.4 million.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

	For the 16 Weeks Ended
	June 18, 2011	June 19, 2010
Net cash used in operating activities	$(30,915)	$(58,265)
Net cash used in investing activities	(1,551)	(17,689)
Net cash used in financing activities	(8,010)	(5,710)

Net cash used in operating activities decreased by $27.4 million during the 16 weeks ended June 18, 2011 as compared to 16 weeks ended June 19, 2010.  The decrease in cash used in operating activities is primarily the result in an improvement in the cash provided from working capital of approximately $114.4 million, which included $62.2 million in the current portion of the allowable claim for damages pertaining to rejected leases. Excluding the impact of the current portion of the allowable claim for damages pertaining to rejected leases, improvement in working capital was approximately $52.2 million.  Partially offsetting the impact of the improvement in working capital was an increase of $24.4 million in net loss adjusted by non-cash charges, due to lower comparable store revenues, decreased volume at the stores, and the results of underperforming stores that were closed in the earlier part of first quarter fiscal 2011.

Net cash used in investing activities decreased by $16.1 million during the 16 weeks ended June 18, 2011 as compared to 16 weeks ended June 19, 2010.  The decrease in cash used in investing activities is primarily due lower property expenditures of $8.5 million during the current fiscal year period. In addition, our Company received increased proceeds via the disposal of property during the current fiscal period as compared to the prior year period of $5.1 million along with proceeds from the sale of pharmacy assets during fiscal 2011 of $2.8 million.  Property expenditures during the 16 weeks ended June 18, 2011 totaled $11.2 million, relating to equipment and leasehold improvements for existing stores, as compared to $19.7 million during the 16 weeks ended June 19, 2010, which related to two additions, four remodels and two conversions.

Net cash used in financing activities increased $2.3 million during the 16 weeks ended June 18, 2011 as compared to 16 weeks ended June 19, 2010.  The increase in cash used in financing activities is due to payment of financing fees for our debtor-in-possession financing of $1.4 million and a decrease in book overdrafts of $7.5 million.  The increase in cash used in financing activities was partially offset by the respective absences of the proceeds from the issuance of long term debt of $0.8 million and payment of dividends on preferred stock of $7.0 million during the first quarter of fiscal 2010.

Working Capital
At June 18, 2011, we had working capital of $234.4 million compared to working capital of $698.0 million, at February 26, 2011 excluding liabilities considered subject to compromise.  Considering working capital type items classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets, we had negative working capital of $328.8 million at June 18, 2011 compared to positive working capital of $177.9 million at February 26, 2011.  We had cash and cash equivalents aggregating $312.1 million at June 18, 2011 compared to $352.6 million at February 26, 2011.  The remaining decrease in working capital after considering the impact of “Liabilities subject to compromise” in our Consolidated Balance Sheets was attributable primarily to the following:

•	An increase in the current portion of our long-term debt due to the reclassification of our term loan under the DIP Credit Agreement, due June 14, 2012;
•	A decline in inventories primarily related to lower sales volume and a reduced number of open locations;
• •
A decrease in accounts receivable, primarily related to 1) lower sales, 2) settlement of C&S pre-petition accounts receivable, as well as, 3) an improvement in the collection rate and the related vendor funding of receivables from certain vendors since the Bankruptcy Filing;

•	An increase in accrued taxes attributed to timing of payments; and
• •
An increase in other accruals resulting from the current portion of the allowable claim for damages pertaining to rejected leases that are expected to be settled upon our Company’s emergence from the Bankruptcy Filing.

Partially offset by the following:

•	A decrease in accounts payable attributed to the payment of certain pre-petition liabilities;
••
A decline in accrued salaries, wages and benefits, primarily attributable to a reversal of the incentive compensation accrued for our executive and non-executive employees based on our operating results; and

•	An increase in other current assets resulting from the reclassification of the Southern stores to be sold in July 2011 from Property to Assets held for sale in our Consolidated Balance Sheets.

Debt Obligations

Our debt obligations consisted of the following (in thousands):

	At	At
	June 18, 2011	Feb. 26, 2011
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
5.125% Convertible Senior Notes, due June 15, 2011(1)	165,000	165,000
9.125% Senior Notes, due December 15, 2011(1)	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012(1)	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039(1)	200,000	200,000
Other	2,438	2,544
	1,255,278	1,255,384
Less current portion of long-term debt	(350,000)	(159)
Less long-term debt - subject to compromise	(905,278)	(905,225)
Long-term debt	$-	$350,000
(1)	Represents public debt obligations.

Debtor-in-Possession Credit Agreement
On December 12, 2010, our Company and all of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549.  Management's decision to initiate the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management's conclusion in the third quarter that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement its previously announced turnaround strategy. The Debtors continue to operate their businesses in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our Company’s non-U.S. subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement (as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended (subsequent to the reporting period) by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011 (“the First Amendment to the DIP Credit Agreement”), as may be therefore further amended, amended and restated, supplemented or otherwise modified from time to time (the "DIP Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility evidenced by the Credit Agreement (refer to Note 8 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

Our Company will have the option to have interest on the revolving loans under the revolving credit facility provided under the DIP Credit Agreement accrue at an alternate base rate plus 200 basis points or at adjusted LIBOR plus 300 basis points. Our Company will have the option to have interest on the term loan provided under the DIP Credit Agreement accrue at an alternate base rate plus 600 basis points or at adjusted LIBOR (with a floor of 175 basis points) plus 700 basis points. The DIP Credit Agreement limits, among other things, our Company’s and the other Loan Parties’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay certain indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of certain indebtedness and certain material contracts. Notably, however, the DIP Credit Agreement permits our Company to use the proceeds generated from the sale of the Southern Stores in the operation of our business rather than requiring us to use those proceeds to reduce the Loan Parties’ outstanding indebtedness under the DIP Credit Agreement.

The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after August 13, 2011 but on or before November 5, 2011, or $50.0 million at any time after November 5, 2011), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on April 24, 2011 is as follows (in millions):

Date	Minimum Cumulative EBITDA
August 13, 2011	$ -
September 10, 2011	10.0
October 8, 2011	20.0
November 5, 2011	35.0
December 3, 2011	50.0
December 31, 2011	65.0
January 28, 2012	90.0
February 25, 2012	100.0
March 24, 2012	110.0
April 21, 2012	125.0
May 19, 2012	150.0
June 16, 2012	175.0

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. As of the balance sheet date, we have entered into a definitive agreement with C&S to provide services and we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

The Bankruptcy Filing constituted an event of default with respect to the debt obligations described within Note 8 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements.

We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 8 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by securing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

After our Company’s Bankruptcy Filing on December 12, 2010, we repaid our $655.0 million Credit Agreement with a balance of $140.5 million with the proceeds from the $350.0 million term loan under the DIP Credit Agreement. As of June 18, 2011, we held excess cash not utilized in our store operations of $215.9 million. At January 10, 2011, we received court approval to draw down on the $450.0 million revolver which provided, after adjusting for letters of credit and borrowing base collateral requirements, an additional $156.8 million of availability as of June 18, 2011. The $156.8 million of availability is further subject to a current minimum availability covenant of $100.0 million.  Based on the $350.0 million term loan under the DIP Credit Agreement becoming due on June 14, 2012 and the ongoing status of negotiations with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization, there is substantial doubt about our Company's ability to meet our obligations for the next twelve months.

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

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of June 18, 2011 and February 26, 2011. The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  However, no dividends have been paid during the pendency of our bankruptcy case.

On November 24, 2010 our Company’s Board of Directors authorized a payment-in-kind (“PIK”) dividend on our Preferred Stock, payable on December 15, 2010 to holders of record on November 15, 2010 (“Record Date”). Dividends are required to be PIK in the event our Company does not have the ability to pay the dividends in cash. As of the Record Date, we did not have the ability to pay the dividends in cash. The calculation of PIK dividends on our Preferred Stock is based upon the rate defined by the original terms of the Preferred Stock at 9.5% per annum. The PIK dividends of approximately $4.0 million are included in “Series A Redeemable Preferred Stock” in our Consolidated Balance Sheets. The PIK dividend due on December 15, 2010 was never made by our Company due to the Bankruptcy Filing.

Deferred financing fees amortization and embedded beneficial conversion features accretion for the 16 weeks ended June 18, 2011 and June 19, 2010 was $0.5 million and $1.5 million, respectively, during each period. During the 16 weeks ended June 19, 2010, we accrued Preferred Stock dividends of $4.3 million, within “Additional paid-in capital” and paid Preferred Stock cash dividends of $7.0 million.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Share Lending Agreements
We had share lending agreements with certain financial institutions, pursuant to which we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. We did not receive any proceeds from the sale of the borrowed shares.  We received a nominal lending fee from the financial institutions pursuant to the share lending agreements. Any shares we loan are considered issued and outstanding.  Investors that purchase borrowed shares are entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions do not have rights pursuant to the share lending agreements.  During fiscal 2010, Bank of America, N.A., who was a party to our share lending agreement, returned 2,427,944 shares.  As of June 18, 2011, there were no shares outstanding under our share lending agreement with Bank of America, N.A.

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

Other
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $13.9 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 18, 2011.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 26, 2011.  There have been no significant changes in these policies during the 16 weeks ended June 18, 2011.

During the 16 weeks ended June 18, 2011, we recorded impairment of $55.4 million of our long-lived assets, $52.4 million of which related to our Pathmark reporting unit while $3.0 million pertained to our Fresh reporting unit.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, specifically for our DIP Credit Agreement. Our Company would have potential exposure to changes in interest rates when the adjusted LIBOR resets. During first quarter of 2011, a presumed 1% change in the adjusted LIBOR would not have impacted interest expense as the combination of the LIBOR rate of 25 basis points and a 1% increase would remain below the adjusted LIBOR floor of 175 basis points.  As of June 18, 2011, we did not have cash flow exposure due to rate changes on any of our other debt securities because they are at fixed interest rates ranging from 2.0% to 11.375%.  Accordingly, as of June 18, 2011, we did not have exposure to variable floating interest rates.   During the first quarters of fiscal 2011 and fiscal 2010, a presumed 1% change in the variable floating rate would have impacted interest expense by $0 and $0.4 million, respectively.

Foreign Exchange Risk
As of June 18, 2011, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

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

There have been no changes during our Company’s fiscal quarter ended June 18, 2011 in our Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – Legal Proceedings

Refer to Note 20 – Commitments and Contingencies to our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

ITEM 1A – Risk Factors

Various risk factors could have a negative effect on our Company’s business, financial position, cash flows and results of operations.  These risk factors include those listed in our Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011, and should be considered in conjunction with the risks and uncertainties that are discussed below.

Risks Relating to Our Business

•	Failure to execute on our turnaround strategy could adversely affect our Company’s liquidity, financial condition and results of operations.

We are currently operating our business as debtors-in-possession in chapter 11. The continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 8 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by securing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

•	As a result of the Bankruptcy Filing, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered through the chapter 11 process. Under fresh-start reporting rules that may apply to the Debtors upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the bankruptcy would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Bankruptcy Filing and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

•	Operating during the Bankruptcy Filing may restrict our ability to pursue our strategic and operational initiatives.

As a result of the Bankruptcy Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

• incur indebtedness;
• incur or create liens;
• dispose of assets;
• prepay certain indebtedness and make other restricted payments;
• enter into sale and leaseback transactions; and
• modify the terms of certain indebtedness and certain material contracts.

•	The Bankruptcy Filing may have an adverse effect on our business and results of operations.

The requirements of the Bankruptcy Filing have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially and adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the bankruptcy cases are protracted.

Furthermore, we have incurred and will continue to incur during the pendency of the Bankruptcy Filing substantial costs for professional fees and other expenses associated with the administration of the bankruptcy cases.

•	We may not be able to remain in compliance with the requirements of the DIP Credit Agreement therefore the lending commitments under the DIP Credit Agreement may be terminated by the DIP Lender.

The DIP Credit Agreement also contains certain financial covenants, including a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after August 13, 2011 but on or before November 5, 2011, or $50.0 million at any time after November 5, 2011), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on April 24, 2011 is as follows (in millions):

Date	Minimum Cumulative EBITDA
August 13, 2011	$ -
September 10, 2011	10.0
October 8, 2011	20.0
November 5, 2011	35.0
December 3, 2011	50.0
December 31, 2011	65.0
January 28, 2012	90.0
February 25, 2012	100.0
March 24, 2012	110.0
April 21, 2012	125.0
May 19, 2012	150.0
June 16, 2012	175.0

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. As of June 18, 2011, we have entered into a definitive agreement with C&S to provide services and we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we could be required to seek a sale of our Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Filing into a liquidation under Chapter 7 of the Bankruptcy Code.

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

•	If we are unable to implement a plan of reorganization, we may not be able to restructure our Company’s debts and continue as a going concern.

There can be no assurance that we will be able to confirm a plan of reorganization that will permit our Company to emerge from bankruptcy and continue operations.  For example, we may be unable to secure sufficient exit financing to fund a confirmable chapter 11 plan of reorganization or we may fall out of compliance with the covenants in our DIP Credit Agreement, which could result in the DIP Lenders’ exercise of remedies forcing us to liquidate unless we could refinance our obligations under the DIP Credit Agreement.  As a result, there is no guarantee that we will successfully reorganize.

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

Although we cannot say for certain whether holders of our common stock will be eligible to receive any distributions on account of those holdings under a plan of reorganization or, if applicable, in a liquidation, it is exceedingly likely that these equity interests will be cancelled and extinguished in connection with confirmation of a plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Filing. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

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

We have substantial indebtedness. As of June 18, 2011, we had total indebtedness of $1,365.6 million, consisting of approximately $350.0 million outstanding under our debtor-in-possession financing, $260.0 million of senior secured notes – subject to compromise, $645.3 million of other outstanding notes – subject to compromise, approximately $110.3 million outstanding under obligations under our capital leases – subject to compromise.  Our indebtedness could have important consequences to you. For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

•	We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

We have approximately 37,000 employees, of which approximately 69% are employed on a part-time basis. Over the last few years, increased wage and benefit costs have caused our Company’s labor costs to increase. While we are in the process of negotiating with our union partners for revised terms of employment for our unionized employees, we cannot assure you that our labor costs will not continue to increase, or that any such increases would be offset through increased prices of products in our stores. Any significant failure to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on our results of operations.

As of June 18, 2011, approximately 93% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although we are in the process of negotiating modifications to collective bargaining agreements that are necessary for our Company to reorganize, these negotiations may not prove successful and/or may result in the disruption of our operations if negotiations become adversarial and result in work stoppages or other labor problems.

We believe that we have good relationships with our employees and our union partners.  To reorganize as a viable business, our Company believes it needs to secure cost savings in multiple areas, including obligations arising under our collective bargaining agreements.  Our Company is currently negotiating with its union partners to obtain consensual modifications to its collective bargaining agreements that are necessary for our Company’s successful reorganization.  Our Company’s goal is to consensually modify its collective bargaining obligations by agreement with each of its union partners, although our Company cannot guaranty whether such outcome can be achieved.

If our Company is unable to obtain cost savings from its labor partners on a consensual basis, our Company may need to avail itself of certain rights and remedies under the Bankruptcy Code with regard to its collective bargaining obligations.  Our Company has not sought to utilize any of those rights or remedies at this time.

There can be no assurance that our Company will succeed in obtaining necessary labor cost savings or that work stoppages or labor disturbances will not occur as a result of this process.

•	We may incur additional pension liabilities resulting from the sales or closures of our Company’s stores.

Our Company participates in various multi-employer pension plans which are administered jointly between our Company’s management and union representatives. It is possible that sales or closures of our Company’s stores would trigger a pension withdrawal liability based upon formulas defined under ERISA. There can be no assurance that cash flows from our Company’s operations will be sufficient to fund such liabilities. The duration of these liabilities may also be for an extended period of time.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

(a)      Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.                                       DESCRIPTION

10.1*	Supply, Distribution and Related Services Agreement dated May 29, 2011 by and between the Company and C&S Wholesale Grocers, Inc. **

10.2
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

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-Q

**
Confidential treatment has been requested for certain portions thereof pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2011.  Such provisions have been filed separately with the Commission.

The Great Atlantic & Pacific Tea Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date:  July 29, 2011                                                       By:         /s/ Melissa E. Sungela
           Melissa E. Sungela, Senior Vice President,
           Corporate Controller (Chief Accounting Officer
           and Duly Authorized Officer)