Form 10-Q/A
period 2011-08-04
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-08-04
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2011

OR

[       ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________

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

Large accelerated filer ________     Accelerated filer ________ Non-accelerated filer       x          Smaller reporting company__________

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

Explanatory Note

The purpose of this Amendment No. 1 to The Great Atlantic & Pacific Tea Company Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 18, 2011, filed with the Securities and Exchange Commission on August 1, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q in formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 – Exhibits

(a)      Exhibits required by Item 601 of Regulation S-K

       EXHIBIT NO.                                       DESCRIPTION

10.1*	Supply, Distribution and Related Services Agreement dated May 29, 2011 by and between the Company and C&S Wholesale Grocers, Inc.

10.2*
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

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*
These exhibits were previously included or incorporated by reference in The Great Atlantic & Pacific Tea Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 18, 2011, filed with the Securities and Exchange Commission on August 1, 2011.

**	Filed with this Form 10-Q/A

The Great Atlantic & Pacific Tea Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date: August 4, 2011	By: /s/ Melissa E. Sungela
Melissa E. Sungela, Senior Vice President,
Corporate Controller (Chief Accounting Officer
and Duly Authorized Officer)