Form 10-Q
period 2011-09-10
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-10-28
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 10, 2011

OR

[       ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to  _______

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
Large accelerated filer ________     Accelerated filer    ________  Non-accelerated filer         x               Smaller reporting company__________

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [  ] No [ x ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

The number of shares of common stock outstanding as of the close of business on October 21, 2011 was 53,852,470.

PART I – FINANCIAL INFORMATION
ITEM 1 – Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Sales	$1,638,694	$1,918,279	$3,869,340	$4,483,209
Cost of merchandise sold	(1,183,264)	(1,354,931)	(2,790,591)	(3,155,193)
Gross margin	455,430	563,348	1,078,749	1,328,016
Store operating, general and administrative expense	(506,902)	(631,224)	(1,295,629)	(1,452,240)
Goodwill, trademark and long-lived asset impairment	(24,124)	(30,250)	(79,542)	(35,648)
Loss from continuing operations before
nonoperating income, interest expense, net and
reorganization items, net	(75,596)	(98,126)	(296,422)	(159,872)
Nonoperating income	8	2,177	91	10,454
Interest expense, net	(37,829)	(46,126)	(86,283)	(107,268)
Reorganization items, net	17,148	-	95,026	-
Loss from continuing operations before income taxes	(96,269)	(142,075)	(287,588)	(256,686)
(Provision for) benefit from income taxes	(1,562)	(105)	13,088	(245)
Loss from continuing operations	(97,831)	(142,180)	(274,500)	(256,931)
Discontinued operations:
Loss from operations of discontinued businesses, net of income tax benefit of $1,464 and $2,606 for the 12 and 28 weeks ended September 10, 2011, respectively, and $0 for the 12 and 28 weeks ended September 11, 2010, respectively	(2,022)	(10,853)	(1,225)	(17,968)
Gain on disposal of discontinued operations, net of income tax provision of $0 for the 12 and 28 weeks ended September 10, 2011 and September 11, 2010, respectively	-	-	-	79
Reorganization items, net of income tax provision of $7 and $14,368 for the 12 and 28 weeks ended September 10, 2011, respectively, and $0 for the 12 weeks and 28 weeks ended September 11, 2010, respectively	8	-	19,841	-
(Loss) income from discontinued operations	(2,014)	(10,853)	18,616	(17,889)
Net loss	$(99,845)	$(153,033)	$(255,884)	$(274,820)

Net (loss) income per share – basic:
Continuing operations	$(1.84)	$(2.72)	$(5.15)	$(4.98)
Discontinued operations	(0.04)	(0.21)	0.35	(0.33)
Net loss per share – basic	$(1.88)	$(2.93)	$(4.80)	$(5.31)

Net (loss) income per share – diluted:
Continuing operations	$(1.84)	$(2.75)	$(5.15)	$(14.64)
Discontinued operations	(0.04)	(0.19)	0.35	(0.94)
Net loss per share – diluted	$(1.88)	$(2.94)	$(4.80)	$(15.58)

Weighted average common shares outstanding:
Basic	53,852,470	53,778,502	53,852,470	53,618,284
Diluted	53,852,470	56,970,721	53,852,470	18,949,997

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Dollars in thousands, except share amounts)
(Unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
28 Weeks Ended September 10, 2011	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at 2/26/2011, as previously reported	53,852,470	$53,852	$511,157	$(75,309)	$(1,630,664)	$(1,140,964)
Retrospective change in accounting
principle for inventory valuation	-	-	-	-	11,329	11,329
Balance at 2/26/2011, as adjusted	53,852,470	53,852	511,157	(75,309)	(1,619,335)	(1,129,635)
Net loss	-	-	-	-	(255,884)	(255,884)
Beneficial conversion feature accretion
on preferred stock	-	-	(2,591)	-	-	(2,591)
Preferred stock financing fees amortization	-	-	(936)	-	-	(936)
Other share based awards	-	-	1,991	-	-	1,991
Other comprehensive loss	-	-	-	(875)	-	(875)
Balance at 09/10/2011	53,852,470	$53,852	$509,621	$(76,184)	$(1,875,219)	$(1,387,930)

28 Weeks Ended September 11, 2010
Balance at 2/27/2010, as previously reported	55,868,129	$55,868	$526,421	$(79,403)	$(1,032,089)	$(529,203)
Retrospective change in accounting
principle for inventory valuation	-	-	-	-	9,285	9,285
Balance at 2/27/2010, as adjusted	55,868,129	55,868	526,421	(79,403)	(1,022,804)	(519,918)
Net loss	-	-	-	-	(274,820)	(274,820)
Beneficial conversion feature accretion
on preferred stock	-	-	(2,591)	-	-	(2,591)
Dividends on preferred stock	-	-	(7,400)	-	-	(7,400)
Preferred stock financing fees amortization	-	-	(936)	-	-	(936)
Stock options exercised	4,834	5	23	-	-	28
Other share based awards	407,451	407	(581)	-	-	(174)
Other comprehensive income	-	-	-	380	-	380
Balance at 09/11/2010	56,280,414	$56,280	$514,936	$(79,023)	$(1,297,624)	$(805,431)

Comprehensive Loss	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Net loss	$(99,845)	$(153,033)	$(255,844)	$(274,820)
Pension and other postretirement benefits, net of tax of $0 and $1,719 for the 12 and 28 weeks ended September 10, 2011, respectively, and $0 for the 12 and 28 weeks ended September 11, 2010,
respectively	361	128	(875)	380
Other comprehensive income (loss), net of tax	361	128	(875)	380
Total comprehensive loss	$(99,484)	$(152,905)	$(256,759)	$(274,440)

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Balance Sheets
 (Dollars in thousands, except share and per share amounts)
(Unaudited)
ASSETS	Sept. 10, 2011	February 26, 2011
Current assets:
Cash and cash equivalents	$301,569	$352,607
Restricted cash	4,180	1,731
Accounts receivable, net of allowance for doubtful accounts of $5,371 and
$5,554 at September 10, 2011 and February 26, 2011, respectively	167,241	209,966
Inventories, net	398,586	452,289
Prepaid expenses and other current assets	42,989	36,329
Total current assets	914,565	1,052,922
Non-current assets:
Property:
Property owned, net	982,994	1,163,853
Property under capital leases, net	57,470	63,346
Property, net	1,040,464	1,227,199
Goodwill	110,412	110,412
Intangible assets, net	118,513	124,288
Other assets	156,351	141,357
Total assets	$2,340,305	$2,656,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$350,000	$-
Current portion of obligations under capital leases	4,031	-
Current portion of real estate liabilities	607	-
Accounts payable	152,893	119,245
Book overdrafts	16,841	23,722
Accrued salaries, wages and benefits	99,570	109,428
Accrued taxes	35,896	26,175
Other accruals	79,753	65,048
Total current liabilities	739,591	343,618
Non-current liabilities:
Long-term debt	-	350,000
Long-term obligations under capital leases	47,288	-
Long-term real estate liabilities	184,837	-
Deferred real estate income	16,758	-
Other non-current liabilities	123,557	74,162
Total liabilities not subject to compromise	1,112,031	767,780
Liabilities subject to compromise	2,469,399	2,874,734
Total liabilities	3,581,430	3,642,514

Series A redeemable preferred stock – no par value, $1,000 redemption value; authorized – 700,000
shares; issued - 179,020 shares at September 10, 2011 and February 26, 2011, respectively	146,805	143,299

Commitments and contingencies (Refer to Note 20)
Stockholders’ deficit:
Common stock – $1 par value; authorized – 260,000,000 shares; issued and outstanding
– 53,852,470 shares at September 10, 2011 and February 26, 2011, respectively	53,852	53,852
Additional paid-in capital	509,621	511,157
Accumulated other comprehensive loss	(76,184)	(75,309)
Accumulated deficit	(1,875,219)	(1,619,335)
Total stockholders’ deficit	(1,387,930)	(1,129,635)
Total liabilities and stockholders’ deficit	$2,340,305	$2,656,178

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,884)	$(274,820)
Adjustments to reconcile net loss to net cash used in
operating activities (see next page)	151,393	195,938
Other changes in assets and liabilities:
Decrease in receivables	54,646	17,534
Decrease (increase) in inventories	37,590	(7,209)
Increase in prepaid expenses and other current assets	(11,960)	(7,560)
Increase in other assets	(14,549)	(2,799)
(Decrease) increase in accounts payable	(9,662)	13,319
(Decrease) increase in accrued salaries, wages and benefits, and taxes	(2,238)	2,308
Increase in other accruals	80,169	5,917
Decrease in other non-current liabilities	(74,003)	(36,952)
Other operating activities, net	129	(99)
Payments for reorganization items	(23,984)	-
Net cash used in operating activities	(68,353)	(94,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property	(17,282)	(43,447)
Proceeds from disposal of property	8,789	8,739
Proceeds from flood insurance	-	4,910
Proceeds from sale of assets held for sale	38,302	-
(Increase) decrease in restricted cash	(2,449)	302
Proceeds from sale of pharmacy assets	4,785	-
Net cash provided by (used in) investing activities	32,145	(29,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	800
Principal payments on long-term debt	(99)	(134)
Proceeds under revolving lines of credit	-	201,600
Principal payments on revolving lines of credit	-	(200,700)
Principal payments on long-term real estate liabilities	(616)	(631)
Principal payments on capital leases	(5,610)	(6,317)
Decrease in book overdrafts	(6,881)	(21,804)
Payments of financing fees for debtor-in-possession financing	(1,624)	-
Deferred financing fees	-	(6)
Dividends paid on preferred stock	-	(7,000)
Proceeds from exercises of stock options	-	28
Net cash used in financing activities	(14,830)	(34,164)

Net decrease in cash and cash equivalents	(51,038)	(158,083)
Cash and cash equivalents at beginning of year	352,607	252,426
Cash and cash equivalents at end of period	$301,569	$94,343

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)
(Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

	28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010
Depreciation and amortization	$101,588	$121,897
Goodwill, trademark and long-lived asset impairment	79,542	35,648
Impairment of long-lived assets in the normal course of business	1,465	1,144
Self-insurance reserve	3,127	21,661
Nonoperating income	(91)	(10,454)
Non-cash interest expense	10,104	23,258
Stock compensation expense (income)	1,509	(101)
Pension withdrawal costs	13,923	-
Employee benefit related costs	2,111	6,713
Asset disposition initiatives relating to discontinued operations	-	4
Non-cash occupancy charges for locations closed in the normal course of business	1,580	466
Adjustment to occupancy reserves	92,773	-
Losses relating to Hurricane Irene	1,000	-
Gain on disposal of owned property and write-down of property, net	(499)	(1,807)
Gain on disposal of discontinued operations	-	(79)
Gain on sale of pharmacy assets	(4,785)	-
Gain on sale of assets held for sale	(29,120)	-
Amortization of deferred real estate income	(1,777)	(2,412)
C&S contract effect	9,184	-
Provision for deferred income taxes	(1,719)	-
Reorganization items, net relating to continuing operations	(95,026)	-
Reorganization items, net relating to discontinued operations	(34,209)	-
Financing fees	713	-
Total adjustments to net loss	$151,393	$195,938

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

1.      Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 12 and 28 weeks ended September 10, 2011 and September 11, 2010, and the Consolidated Balance Sheets at September 10, 2011 and February 26, 2011 of The Great Atlantic & Pacific Tea Company, Inc. (“we”, “our”, “us” or “our Company”) are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in our Fiscal 2010 Annual Report on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

The Consolidated Financial Statements include the accounts of our Company and all subsidiaries.  All intercompany accounts and transactions have been eliminated.  Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Bankruptcy Filing
On December 12, 2010, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549.   Management’s decision to initiate the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management’s conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement our previously announced turnaround strategy.  Our Company’s non-U.S. subsidiaries, which are immaterial on a consolidated basis and have no retail operations, were not part of the Bankruptcy Filing.

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

Our Company was required to apply the FASB’s provisions of Reorganizations effective on December 12, 2010, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy Filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Consolidated Statements of Operations beginning in the year ended February 26, 2011. The balance sheet must distinguish pre-Bankruptcy Filing liabilities subject to compromise from both those pre-Bankruptcy Filing liabilities that are not subject to compromise and from post-Bankruptcy Filing liabilities.  As discussed in Note 9 - Indebtedness and Other Financial Liabilities, currently the Senior Secured Notes totaling $260.0 million have priority over the unsecured creditors of our Company. Based upon the uncertainty surrounding the ultimate treatment of the Notes in our reorganization plan, including the potential that these Notes may be impaired, these Notes are classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets.  Our Company continues to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. In addition, cash used in reorganization items must be disclosed separately in our Consolidated Statements of Cash Flows.

Supply Agreement
On June 2, 2011, our Company entered into a definitive supply agreement with C&S Wholesale Grocers, Inc. (“C&S”) effective May 29, 2011, whereby C&S will provide warehousing, transportation, procurement, purchasing and ancillary services (the “Services”) in support of a substantial portion of our Company’s supply chain. This agreement replaced the warehousing, logistics, procurement and purchasing agreement under which the parties had been operating since 2008.

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

Our Company expects it will realize a run-rate of more than $50 million in annual savings commencing with our Company’s emergence from the Bankruptcy Filing pursuant to a plan of reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Assumed Leases
During the 12 weeks ended September 10, 2011, our Company assumed 330 real estate leases, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $6.8 million have been paid to the landlords.

Significant Accounting Policies
A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 26, 2011. Except for as described below, there have been no changes in these policies during the 28 weeks ended September 10, 2011.

Change in Accounting Policy
Effective June 19, 2011, our Company changed its method of valuing inventories held at our Pathmark stores from the last-in first-out (“LIFO”) method to the first-in first-out (“FIFO”) method. As previously noted, our Company entered into a definitive supply agreement with C&S effective May 29, 2011 to provide Services in support of a substantial portion of our Company’s supply chain. As a result of the agreement with C&S, our Company began transitioning our inventory to different warehouses such that, beginning in our second fiscal quarter, the Pathmark inventory is no longer separately segregated and managed. Our Company believes that the FIFO method of inventory valuation is preferable under GAAP and improves financial reporting because it conforms all of our Company’s inventories to a consistent inventory method and the use of FIFO better aligns costing with our Company’s forecasting and procurement decisions.  As described in the accounting guidance for accounting changes and error corrections, the comparative Consolidated Financial Statements of prior periods presented have been adjusted to apply the new accounting method retrospectively.

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy (in thousands, except for per share data):

	For the 12 Weeks Ended September 10, 2011			For the 12 Weeks Ended September 11, 2010
	As Computed under LIFO	As Reported under FIFO	Change: (Decrease) / Increase	As Originally Reported	As Adjusted	Change: (Decrease) / Increase
Cost of merchandise sold	$(1,184,105)	$(1,183,264)	$(841)	$(1,355,572)	$(1,354,931)	$(641)
Gross margin	454,589	455,430	841	562,707	563,348	641
Loss from continuing operations before provision for income taxes	(97,110)	(96,269)	841	(142,716)	(142,075)	641
Provision for income taxes	(1,562)	(1,562)	-	(105)	(105)	-
Loss from continuing operations	(98,672)	(97,831)	841	(142,821)	(142,180)	641
Loss from discontinued operations	(2,014)	(2,014)	-	(10,853)	(10,853)	-
Net loss	(100,686)	(99,845)	841	(153,674)	(153,033)	641

Net (loss) income per share – basic:
Continuing operations	$(1.85)	$(1.84)	$0.01	$(2.73)	$(2.72)	$0.01
Discontinued operations	(0.04)	(0.04)	-	(0.21)	(0.21)	-
Net loss per share - basic	$(1.89)	$(1.88)	$0.01	$(2.94)	$(2.93)	$0.01

Net (loss) income per share – diluted:
Continuing operations	$(1.85)	$(1.84)	$0.01	$(2.76)	$(2.75)	$0.01
Discontinued operations	(0.04)	(0.04)	-	(0.19)	(0.19)	-
Net loss per share - diluted	$(1.89)	$(1.88)	$0.01	$(2.95)	$(2.94)	$0.01

	For the 28 Weeks Ended September 10, 2011			For the 28 Weeks Ended September 11, 2010
	As Computed under LIFO	As Reported under FIFO	Change: (Decrease) / Increase	As Originally Reported	As Adjusted	Change: (Decrease) / Increase
Cost of merchandise sold	$(2,792,554)	$(2,790,591)	$(1,963)	$(3,156,690)	$(3,155,193)	$(1,497)
Gross margin	1,076,786	1,078,749	1,963	1,326,519	1,328,016	1,497
Loss from continuing operations before benefit from (provision for) income taxes	(289,551)	(287,588)	1,963	(258,183)	(256,686)	1,497
Benefit from (provision for) income taxes	13,088	13,088	-	(245)	(245)	-
Loss from continuing operations	(276,463)	(274,500)	1,963	(258,428)	(256,931)	1,497
Income (loss) from discontinued operations	18,616	18,616	-	(17,889)	(17,889)	-
Net loss	(257,847)	(255,884)	1,963	(276,317)	(274,820)	1,497

Net (loss) income per share – basic:
Continuing operations	$(5.18)	$(5.15)	$0.03	$(5.01)	$(4.98)	$0.03
Discontinued operations	0.35	0.35	-	(0.33)	(0.33)	-
Net loss per share - basic	$(4.83)	$(4.80)	$0.03	$(5.34)	$(5.31)	$0.03

Net (loss) income per share – diluted:
Continuing operations	$(5.18)	$(5.15)	$0.03	$(14.72)	$(14.64)	$0.08
Discontinued operations	0.35	0.35	-	(0.94)	(0.94)	-
Net loss per share - diluted	$(4.83)	$(4.80)	$0.03	$(15.66)	$(15.58)	$0.08

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy (in thousands):

	As of September 10, 2011
	As Computed under LIFO	As Reported under FIFO	Change
Inventories, net	$385,294	$398,586	$13,292
Accumulated deficit	(1,888,511)	(1,875,219)	13,292

	As of February 26, 2011
	As Originally Reported	As Adjusted	Change
Inventories, net	$440,960	$452,289	$11,329
Accumulated deficit	(1,630,664)	(1,619,335)	11,329

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

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

Intangibles — Goodwill and Other. In September 2011, the FASB issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit our Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of our reporting units is less than its carrying value. If we conclude that this is the case, it is then necessary for us to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of our pending adoption of this update.

Multi-employer Pension Plan. In September 2011, the FASB issued updated guidance to require employers who participate in multi-employer pension plans to provide additional quantitative and qualitative disclosures. Such disclosures include, but are not limited to, the significant plans in which the employer participates within, the level of participation and financial health within such plans and the nature of the employer commitments to such plans. The updated guidance for public entities is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this guidance is expected to impact related disclosures to our Consolidated Financial Statements only.

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

Goodwill
As part of our consideration of whether goodwill is recoverable, we have noted a decline in revenues and cash flows during the first half of fiscal 2011 from the projections used in the fourth quarter fiscal 2010 to evaluate the goodwill for the Waldbaum’s reporting units.  We determined we do not have a triggering event, as we continue to anticipate that expected savings from the recently negotiated C&S supply agreement and from the ongoing labor negotiations will improve future cash flows at the Waldbaum's reporting units to a level that will exceed the related carrying value of the assets.  However, the most recent decline in cash flows does indicate that the estimated fair value of this reporting unit may not exceed the carrying value of the assets by as much as previously anticipated during our fourth quarter of fiscal 2010.  It should be noted that the expected savings from the ongoing labor negotiations are not assured and if such savings are not realized, then the cash flow projections of this reporting unit would be lowered to such a level that it is likely the goodwill at this reporting unit would be impaired.

The carrying amount of our goodwill was $110.4 million at September 10, 2011 and February 26, 2011, respectively.  Our goodwill allocation by segment at September 10, 2011 and February 26, 2011 was as follows (in thousands):

	Fresh	Gourmet	Other	Total
Goodwill	$116,032	$12,110	$5,974	$134,116
Accumulated impairment losses	(23,704)	-	-	(23,704)
Goodwill at February 26, 2011	$92,328	$12,110	$5,974	$110,412

Goodwill	$116,032	$12,110	$5,974	$134,116
Accumulated impairment losses	(23,704)	-	-	(23,704)
Goodwill at September 10, 2011	$92,328	$12,110	$5,974	$110,412

Intangible Assets, net
As part of our consideration of whether the definite lived intangible assets are recoverable, we have noted a decline in revenues and cash flows during the first half of fiscal 2011 from the projections used in the fourth quarter fiscal 2010 to evaluate the definite lived intangible assets for the Pathmark reporting unit.   We determined we do not have a triggering event, as we continue to anticipate that expected savings from the recently negotiated C&S supply agreement and from the ongoing labor negotiations will improve future cash flows at the Pathmark reporting unit to a level that will exceed the related carrying value of the assets. However, the most recent decline in cash flows does indicate that the estimated fair value of this reporting unit may not exceed the carrying value of the assets by as much as previously anticipated during our fourth quarter of fiscal 2010.  It should be noted that the expected savings from the ongoing labor negotiations are not assured and if such savings are not realized, then the cash flow projections of this reporting unit would be lowered to such a level that it is likely the definite lived intangible assets at this reporting unit would be impaired.

As part of our consideration of whether the indefinite lived intangible assets are recoverable, we have noted a decline in revenues and cash flows during the first half of fiscal 2011 from the projections used in the fourth quarter fiscal 2010 to evaluate the indefinite lived intangible assets for the Pathmark reporting unit.  We determined we do not have a triggering event.  Further, any changes in sensitivity to changes in revenues or market royalty rates have not been significant.

Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following (in thousands):

	Weighted Average	Gross	Accumulated	Accumulated
	Amortization	Carrying	Amortization at	Amortization at
	Period (Years)	Amount	Sept. 10, 2011	Feb. 26, 2011
Loyalty card customer relationships	5	$19,200	$14,088	$11,815
In-store advertiser relationships	20	14,720	2,774	2,378
Pharmacy payor relationships	13	75,000	21,745	18,639
Pathmark trademark	Indefinite	48,200	-	-
Total		$157,120	$38,607	$32,832

Amortization expense relating to our intangible assets for the 12 weeks ended September 10, 2011 and September 11, 2010 was $2.5 million during each period. Amortization expense relating to our intangible assets for the 28 weeks ended September 10, 2011 and September 11, 2010 was $5.8 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets (in thousands):

2011	$4,950
2012	9,670
2013	6,505
2014	6,505
2015	6,505
Thereafter	36,178

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 10, 2011 and February 26, 2011 (in thousands):

		Fair Value Measurements at September 10, 2011 Using
		Quoted Prices	Significant Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 10, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,552	$-	$1,552	$-

Liabilities:
Series B warrant	$79	$-	$79	$-

		Fair Value Measurements at Feb. 26, 2011 Using
		Quoted Prices	Significant Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	Feb. 26, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,553	$-	$1,553	$-

Liabilities:
Series B warrant	$170	$-	$170	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 12 and 28 weeks ended September 10, 2011.

Level 3 Valuations
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy as of September 10, 2011 and February 26, 2011.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis.  Fair value measurements of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis using Level 3 inputs are primarily used in the impairment analyses of our goodwill and other indefinite-lived intangible assets, our long-lived assets and closed locations occupancy costs.  Long-lived assets and closed locations occupancy costs were measured at fair value on a nonrecurring basis using Level 3 inputs, as unobservable inputs were used to measure their fair value.  Refer to Note 5 – Valuation of Long-Lived Assets, Note 17 – Discontinued Operations and Note 18 – Asset Disposition Initiatives for more information relating to the valuation of these assets and liabilities.

Long-Term Debt
The following table provides the carrying values recorded in our Consolidated Balance Sheets and the estimated fair values of financial instruments as of September 10, 2011 and February 26, 2011 (in thousands):

	At September 10, 2011		At February 26, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Current portion of long-term debt	$350,000	$350,000	$159	$159
Long-term debt – subject to compromise	905,235	399,612	1,255,225	765,577

Our DIP Credit Agreement is classified as a current liability as of the balance sheet date. Our long-term debt includes borrowings under a related party promissory note and our unsecured debt securities.  The fair value of our debt securities are determined based on quoted market prices for such notes in non-active markets.

5.      Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 12 and 28 weeks ended September 10, 2011, we recorded impairment charges on long-lived assets of $1.5 million for both periods related to locations that were closed or converted in the normal course of business, as compared to $0.6 million and $1.1 million in impairment losses recorded during the 12 and 28 weeks ended September 11, 2010, respectively.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In February 2011, our Company obtained authority from the Bankruptcy Court to close 32 stores in six states as we continue to fully implement our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $31.4 million during fiscal 2010, of which $19.4 million, $9.0 million and $3.0 million related to our Fresh, Pathmark, and Other reporting segments, respectively.  These store closures were completed on April 16, 2011.  We recorded an additional impairment charge of $0.4 million during the first quarter of fiscal 2011, of which $0.3 million and $0.1 million were attributed to our Pathmark and Fresh reporting segments, respectively. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia (the “Southern Stores”).  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which were a part of our Fresh reportable segment, for $38.3 million in cash which relates to fixed assets. The transactions closed during June and July 2011 resulting in a gain of $29.1 million, which was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations. During the 12 and 28 weeks ended September 10, 2011, we recorded an impairment charge of $0.1 million and $3.0 million, respectively, all of which pertained to our Fresh reporting segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. These store closures and sales were completed by July 9, 2011.

In the second quarter of fiscal 2010, our Company announced the closure of 25 stores in five states as we began the implementation and execution phase of our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $23.7 million during the 12 weeks ended September 11, 2010.  This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our second quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $24.0 million and $76.1 million during the 12 and 28 weeks ended September 10, 2011, respectively, which related primarily to favorable leases and which also included capital leases and land and buildings, with a carrying amount of $99.5 million to their fair value of $75.5 million for the 12 weeks ended September 10, 2011. The impairment charge of $24.0 million and $76.1 million recorded during the 12 weeks and 28 weeks ended September 10, 2011, respectively, all related to our Pathmark reportable segment. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

We recorded an impairment charge of $6.6 million and $12.0 million during the 12 and 28 weeks ended September 11, 2010, respectively, to partially write down stores’ long-lived assets, which primarily consist of favorable leases and which also included capital leases and land and buildings, with a carrying amount of $22.0 million to their fair value of $15.4 million for the 12 weeks ended September 11, 2010.  The impairment charge of $6.6 million during the 12 weeks ended September 11, 2010 all related to Pathmark. The impairment charge of $12.0 million recorded during the 28 weeks ended September 11, 2010 all related to Pathmark, with the exception of $0.9 million which related to SuperFresh. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and from the ongoing labor negotiations. If current operating levels do not improve or the expected cost savings from ongoing labor negotiations do not occur, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

6.      Hurricane Irene and Impact on our Company Stores

In August 2011, Hurricane Irene had a major effect on certain portions of the Northeast region and resulted in the significant interruption of business for eleven of our Company stores. As of September 10, 2011, nine of these stores had fully resumed operations. We are currently working to re-open one other store and the remaining impacted store is currently providing limited sales of merchandise.

We maintain insurance coverage for this type of loss which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. As of the balance sheet date, we were able to determine that we incurred impairment losses of $5.3 million for property, plant and equipment that was damaged as a result of Hurricane, as well as an inventory loss of $6.9 million. We also determined that we incurred $0.8 million in other related hurricane costs, which has been recorded in “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Our Company is currently assessing the remaining extent of our losses in the Northeast region and we expect to recover the losses caused by Hurricane Irene in excess of our estimated insurance deductible of approximately $1.0 million, which was recorded in "Store operating, general and administrative expense" in our Consolidated Statements of Operations for the 12 and 28 weeks ended September 10, 2011. We recorded approximately $12.0 million in receivable related to the amount we expect to recover for impairment and out-of-pocket expenses in excess of our estimated insurance deductible.

7.  Other Accruals

Other accruals at September 10, 2011 and February 26, 2011 were comprised of the following (in thousands):

	At Sept. 10, 2011			At Feb. 26, 2011
	Other			Other
	Accruals			Accruals
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to	Other	Statement	Subject to	Other
	Classification	Compromise(1)	Accruals	Classification	Compromise(1)	Accruals
Self-insurance reserves	$48,925	$(42,136)	$6,789	$47,792	$(45,466)	$2,326
Deferred taxes	31,539	-	31,539	28,335	-	28,335
Closed locations reserves	1,210	(1,210)	-	11,358	(11,358)	-
Damages claim for rejected leases	186,751	(186,751)	-	106,642	(106,642)	-
Pension withdrawal liabilities	10,461	(10,461)	-	10,461	(10,461)	-
GHI liability for employee benefits	8,095	(8,095)	-	7,776	(7,776)	-
Accrued occupancy-related costs
for open stores	41,988	(22,766)	19,222	48,742	(24,523)	24,219
Deferred income	22,616	(12,026)	10,590	23,299	(21,363)	1,936
Deferred real estate income	1,670	(824)	846	2,508	(2,508)	-
Accrued audit, legal and other	12,047	(6,875)	5,172	11,777	(8,118)	3,659
Accrued interest	52,991	(49,845)	3,146	35,600	(33,921)	1,679
Other postretirement and
postemployment benefits	2,931	(2,931)	-	2,918	(2,918)	-
Accrued advertising	404	-	404	718	-	718
Other accruals	5,026	(2,981)	2,045	10,181	(8,005)	2,176
Total	$426,654	$(346,901)	$79,753	$348,107	$(283,059)	$65,048

(1) Refer to Note 10 – Liabilities subject to compromise for additional information.

8.  Other Non-Current Liabilities

Other non-current liabilities at September 10, 2011 and February 26, 2011 were comprised of the following (in thousands):

	At Sept. 10, 2011			At Feb. 26, 2011
	Non-Current			Non-Current
	Liabilities			Liabilities
	Prior to	Amounts	Other	Prior to	Amounts	Other
	Financial	Classified as	Non-	Financial	Classified as	Non-
	Statement	Subject to	Current	Statement	Subject to	Current
	Classification	Compromise(1)	Liabilities	Classification	Compromise(1)	Liabilities
Self-insurance reserves	$383,565	$(347,133)	$36,432	$366,891	$(354,704)	$12,187
Closed locations reserves	1,801	(1,801)	-	39,192	(39,192)	-
Pension withdrawal liabilities	103,461	(103,461)	-	86,735	(86,735)	-
GHI liability for employee benefits	93,751	(93,751)	-	86,505	(86,505)	-
Pension plan benefits	130,085	(130,085)	-	125,000	(125,000)	-
Other postretirement and
postemployment benefits	38,956	(38,956)	-	38,737	(38,737)	-
Loans on life insurance policies	61,943	-	61,943	61,943	-	61,943
Step rent liabilities	48,335	(24,214)	24,121	56,287	(56,287)	-
Deferred income	22,402	(21,915)	487	53,031	(53,031)	-
Deferred real estate income	14,094	(14,094)	-	86,801	(86,801)	-
Unfavorable lease liabilities	795	(795)	-	4,201	(4,201)	-
Other non-current liabilities	10,697	(10,123)	574	11,348	(11,316)	32
Total	$909,885	$(786,328)	$123,557	$1,016,671	$(942,509)	$74,162

(1) Refer to Note 10 – Liabilities subject to compromise for additional information.

9.      Indebtedness and Other Financial Liabilities

Our indebtedness at September 10, 2011 and February 26, 2011 consisted of the following debt obligations (in thousands):

	At			At
	September 10, 2011			February 26, 2011
	Indebtedness			Indebtedness
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to		Statement	Subject to
	Classification	Compromise(1)	Indebtedness	Classification	Compromise(1)	Indebtedness
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$-	$350,000	$350,000	$-	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	(10,000)	-	10,000	(10,000)	-
5.125% Convertible Senior Notes, due June 15, 2011	165,000	(165,000)	-	165,000	(165,000)	-
9.125% Senior Notes, due December 15, 2011	12,840	(12,840)	-	12,840	(12,840)	-
6.750% Convertible Senior Notes, due December 15, 2012	255,000	(255,000)	-	255,000	(255,000)	-
11.375% Senior Secured Notes, due August 1, 2015	260,000	(260,000)	-	260,000	(260,000)	-
9.375% Notes, due August 1, 2039	200,000	(200,000)	-	200,000	(200,000)	-
Other	2,395	(2,395)	-	2,544	(2,544)	-
Subtotal	1,255,235	(905,235)	350,000	1,255,384	(905,384)	350,000
Less current portion of long-term debt	(350,000)	-	(350,000)	(159)	159	-
Long-term debt	$905,235	$(905,235)	$-	$1,255,225	$(905,225)	$350,000

(1) Refer to Note 10 – Liabilities subject to compromise for additional information.

DEBTOR-IN-POSSESSION CREDIT AGREEMENT
In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011, further amended (subsequent to the reporting period) by that certain Second Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of September 21, 2011 (the “Second Amendment to the DIP Credit Agreement”), as may be further amended, amended and restated, supplemented or otherwise modified from time to time (the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility. The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

The DIP Credit Agreement also contains certain financial covenants. The Second Amendment to the DIP Credit Agreement amended the covenants regarding minimum excess availability and minimum cumulative EBITDA. The Second Amendment to the DIP Credit Agreement changed the measurement intervals for minimum excess availability requirements and reduced the minimum cumulative EBITDA requirements to have them measured beginning with respect to the period ending December 31, 2011 rather than prior to such time as required by the DIP Credit Agreement, provided that if the Company has filed a Plan of Reorganization reasonably satisfactory to the DIP Lenders prior to December 31, 2011, the measurement period for the minimum cumulative EBITDA covenant will be measured beginning on February 25, 2012. The financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, include a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in the table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

If we file a Plan of Reorganization with the Bankruptcy Court prior to January 30, 2012, the minimum EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 are waived.

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. We previously entered into a definitive supply agreement with C&S to provide Services and as of the balance sheet date we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

Warrants
Our Series B warrants issued as part of the acquisition of Pathmark on December 3, 2007, are exercisable at $32.40 and expire on June 9, 2015.  Tengelmann Warenhandelsgesellschaft KG (“Tengelmann”) has the right to approve any issuance of common stock under these warrants upon exercise (assuming Tengelmann’s outstanding interest is at least 25% and subject to liquidity impairments defined within the Tengelmann Stockholder Agreement).  In addition, Tengelmann has the ability to exercise a “Put Right” whereby it has the ability to require our Company to purchase our common stock held by Tengelmann to settle these warrants.  Based on the rights provided to Tengelmann, our Company does not have sole discretion to determine whether the payment upon exercise of these warrants will be settled in cash or through issuance of an equivalent portion of our shares.  Therefore, these warrants are recorded as liabilities and marked-to-market each reporting period based on our Company’s current stock price.

The value of the Series B warrants as of September 10, 2011 and February 26, 2011 was $0.1 million and $0.2 million, respectively, and is included in “Liabilities subject to compromise” in our Consolidated Balance Sheets.  Our “Nonoperating income” for the 12 and 28 weeks ended September 10, 2011 was comprised of gains of approximately $8,000 and $90,800, respectively, relating to market value adjustments for Series B warrants.   Market value adjustments for Series B warrants recorded during the 12 and 28 weeks ended September 11, 2010 was consisted of gains of $2.2 million and $10.5 million, respectively.  The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

	At	At
	September 10, 2011	February 26, 2011
Expected life	3.75 Years	4.29 Years
Volatility	121.2%	111.3%
Dividend yield range	0%	0%
Risk-free interest rate	0.31%	2.16%

Call Option and Financing Warrants
On or about October 3, 2008, Lehman Brothers OTC Derivatives, Inc. or “LBOTC”, which accounts for 50% of our call option and financing warrant transactions, filed for bankruptcy protection, which is an event of default under such transactions.  We are monitoring the developments affecting LBOTC, noting the impact of the LBOTC bankruptcy effectively reduced conversion prices for 50% of our convertible senior notes to their stated prices of $36.40 for the 5.125% Notes and $37.80 for the 6.750% Notes.

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

10.  Liabilities Subject to Compromise
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

We have been paying and intend to continue to pay undisputed post-petition claims in the normal course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the Bankruptcy Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against our Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the Bankruptcy Court and wish to receive any distribution in the Bankruptcy Filing. The bar date of June 17, 2011 set by the Bankruptcy Court has passed. Thus far, claimants filed over nine thousand claims against our Company, asserting approximately $27.9 billion worth of liabilities.  Our Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by our Company. If necessary, in the event of a claims dispute, the Bankruptcy Court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.  We expect that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the normal course of business as they come due.  Any resulting changes in classification will be reflected in subsequent financial statements.

Liabilities subject to compromise consist of the following (in thousands):

	At	At
	September 10, 2011	February 26, 2011
Accounts payable	$176,927	$212,135
Accrued salaries, wages, and benefits	10,949	10,939
Self-insurance reserves	389,269	400,170
Closed locations reserves	3,011	50,550
Damages claim for rejected leases	186,751	106,642
Pension withdrawal liabilities	113,922	97,196
GHI liability for employee benefits	101,846	94,281
Accrued occupancy-related costs for open stores	22,766	24,523
Deferred income	33,941	74,394
Deferred real estate income	14,918	89,309
Accrued audit, legal and other	6,875	8,118
Accrued interest	49,845	33,921
Other postretirement and postemployment benefits	41,887	41,655
Other accruals	2,981	8,005
Pension plan benefits	130,085	125,000
Step rent liabilities	24,214	56,287
Unfavorable lease liabilities	795	4,201
Other noncurrent liabilities	10,123	11,316
5.125% Convertible Senior Notes, due June 15, 2011	165,000	165,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
9.125% Senior Notes, due December 15, 2011	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039	200,000	200,000
Other debt	2,473	2,714
Obligations under capital leases	53,649	121,058
Real estate liabilities	189,332	399,480
Total liabilities subject to compromise	$2,469,399	$2,874,734

Rejected Leases
During the 12 and 28 weeks ended September 10, 2011, we rejected 19 and 63 of our leases, respectively, through the bankruptcy process, reducing the closed locations reserves balance associated with these leases by $13.5 million and $52.6 million, respectively, net to the allowable claim for damages of $186.8 million as of September 10, 2011. The remaining closed locations reserves balance of $3.0 million pertains to locations for which the leases have not been rejected.  In connection with the rejected leases during the 12 and 28 weeks ended September 10, 2011, the related deferred real estate income, unfavorable lease liabilities, obligations under capital leases and real estate liabilities were written off, all which were recorded to “Reorganization items, net” in our Consolidated Statements of Operations. Refer to Note 15 – Reorganization Items, Net, for further discussion of our rejected leases.

Assumed Leases
During the 12 weeks ended September 10, 2011, our Company assumed 330 real estate leases, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $6.8 million have been paid to the landlords.

Non-debtor Financing Agreements
Intercompany financing agreements with foreign non-Debtor subsidiaries of $94.1 million are not reflected in the above liabilities subject to compromise table as these amounts were eliminated on a consolidated basis.

11.       Redeemable Preferred Stock

On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC, together referred to as the “Preferred Stock”, for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of September 10, 2011 and February 26, 2011.  The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  We are currently not accruing for the 8% dividend and no dividends have been paid during the pendency of our bankruptcy case.

On November 24, 2010 our Company’s Board of Directors authorized a payment-in-kind (“PIK”) dividend on our Preferred Stock, payable on December 15, 2010 to holders of record on November 15, 2010 (“Record Date”). Dividends are required to be PIK in the event our Company does not have the ability to pay the dividends in cash. As of the Record Date, we did not have the ability to pay the dividends in cash. The calculation of PIK dividends on our Preferred Stock is based upon the rate defined by the original terms of the Preferred Stock at 9.5% per annum. The PIK dividends of approximately $4.0 million are included in “Series A redeemable preferred stock” in our Consolidated Balance Sheets. The PIK dividend due on December 15, 2010 was not paid by our Company due to the Bankruptcy Filing.

During the 12 and 28 weeks ended September 10, 2011, we recorded deferred financing fees amortization of $0.4 million and $0.9 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $2.6 million, respectively, within “Additional paid-in capital”. During the 12 and 28 weeks ended September 11, 2010, we recorded deferred financing fees amortization of $0.4 million and $0.9 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $2.6 million, respectively, within “Additional paid-in capital”.  During the 12 and 28 weeks ended September 11, 2010, we accrued Preferred Stock dividends of $3.1 million and $7.4 million, respectively, within “Additional paid-in capital” and paid Preferred Stock cash dividends of nil and $7.0 million, respectively.

12.  Stock Based Compensation

At September 10, 2011, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan.  The general terms of each plan are reported in our Fiscal 2010 Annual Report on Form 10-K.

The components of our compensation expense (income) related to stock-based incentive plans were as follows (in thousands):

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Stock options	$566	$122	$1,322	$(246)
Restricted stock units	452	451	651	(291)
Common stock granted to Directors	-	187	(464)	436
Total stock-based compensation expense (income)	$1,018	$760	$1,509	$(101)

There were no stock-based grants during the 28 weeks ended September 10, 2011.

Stock options
As of September 10, 2011, approximately $5.8 million, net of tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 2.0 years.

Restricted Stock
None of the previously granted restricted stock units vested during the 12 and 28 weeks ended September 10, 2011.  As of September 10, 2011, approximately $1.3 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2010 and fiscal 2009 is expected to be recognized through fiscal 2013.

2004 Non-Employee Director Compensation Plan
Although the 2004 Non-Employee Director Compensation Plan (“Director Plan”) is still in effect, at this time our Company does not anticipate issuing an annual grant of common stock or common stock equivalent in fiscal 2011. As a result, our Company reversed previously recognized stock compensation expense expected to be issued at the fiscal 2011 annual meeting during the first quarter of fiscal 2011. Such stock compensation expense will not be recognized in our Consolidated Statements of Operations until formal changes are made to the Director Plan.

13.  Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows (in thousands):

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Service cost	$1,498	$1,407	$3,496	$3,565
Interest cost	6,628	6,662	15,465	15,591
Expected return on plan assets	(6,950)	(6,640)	(16,745)	(15,493)
Amortization of:
Net prior service cost	21	-	49	81
Actuarial loss	404	439	943	1,024
Special termination benefits	-	350	-	400
Net pension cost	$1,601	$2,218	$3,208	$5,168

We did not contribute to our two defined benefit plans during the 28 weeks ended September 10, 2011. As a result of the Bankruptcy Filing, we do not plan to make any contributions to our two defined benefit plans during the remainder of fiscal 2011. Our minimum contribution payment required for the plans’ fiscal 2010 plan year is approximately $11.1 million, which was due on September 15, 2011 and remains unpaid. In addition, quarterly contributions for the plans’ 2011 plan year total approximately $2.5 million per quarter, which were due on April 15, 2011 and July 15, 2011, and remain unpaid.  In the event that we successfully reorganize under chapter 11 and we emerge from bankruptcy prior to the end of fiscal 2011, our Company may be required to make the $11.1 million required contributions to our two defined benefit plans, as well as other missed contributions, during fiscal 2011.

Postretirement Plans
The components of our net postretirement benefits cost were as follows (in thousands):

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Service cost	$175	$151	$408	$352
Interest cost	431	428	1,006	999
Amortization of:
Net prior service credit	-	(198)	-	(462)
Actuarial gain	(63)	(112)	(148)	(262)
Net postretirement benefits cost	$543	$269	$1,266	$627

Our current estimates are subject to change due to changes in actuarial assumptions and further clarifications provided by regulatory guidance expected to be released in future years.

GHI Employee Obligation
As of September 10, 2011 and February 26, 2011, the fair value of our contractual obligation to Grocery Hauler Inc.’s (“GHI”) employees was $101.8 million and $94.3 million, respectively, using discount rates of 4.75% and 5.50%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Additions to our GHI employee obligation for current service costs is recorded within “Cost of merchandise sold” in our Consolidated Statements of Operations at its current value.  Accretion of the obligation to present value and impact of discount rates used to value the obligation are recorded within “Interest expense, net” in our Consolidated Statements of Operations.   As a result of the rejection of the GHI Trucking Agreement (discussed further in Note 20 – Commitments and Contingencies), accruals for future services for participant benefits were suspended during the first quarter of fiscal 2011 upon termination of the remaining GHI employees. During the 12 and 28 weeks ended September 10, 2011, we recognized service costs of nil and $5,700, respectively, and interest expense of $6.7 million and $10.9 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.  During the 12 and 28 weeks ended September 11, 2010, we recognized service costs of $0.2 million and $0.4 million, respectively, and interest expense of $4.1 million and $8.5 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.   During the 28 weeks ended September 10, 2011 and September 11, 2010, benefit payments of $3.4 million and $7.7 million, respectively, were made by the Pathmark Pension Plan.

Our employee obligation relating to pension benefits for GHI’s employees are considered subject to compromise and are included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 10, 2011 and February 26, 2011.

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

During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $14.1 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 10, 2011. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans, which benefits could be significant and material for our Company.

14.  Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	For the 12 Weeks Ended		For the 28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
$800 million Debtor-in-Possession Credit Agreement	$8,585	$-	$20,053	$-
$655 million Credit Agreement	341	3,104	1,052	7,109
Related Party Promissory Note, due Aug. 18, 2011	-	138	-	325
11.375% Senior Secured Notes, due Aug. 1, 2015	6,825	6,808	15,925	15,958
9.125% Senior Notes, due Dec. 15, 2011	-	269	-	629
5.125% Convertible Senior Notes, due June 15, 2011	-	1,941	-	4,542
6.750% Convertible Senior Notes, due Dec. 15, 2012	-	3,950	-	9,245
9.375% Notes, due August 1, 2039	-	4,280	-	10,095
Obligations under capital leases and real estate liabilities	11,056	11,293	27,318	26,735
Self-insurance and GHI interest	4,466	3,752	11,399	8,871
GHI discount rate adjustment and COLI non-cash interest	6,380	3,759	10,021	7,648
Amortization of deferred financing fees and discounts	159	6,647	491	15,381
Other	17	194	24	769
Subtotal	37,829	46,135	86,283	107,307
Interest income	-	(9)	-	(39)
Interest expense, net	$37,829	$46,126	$86,283	$107,268

We recorded $8.6 million and $20.1 million in contractual interest for the DIP Credit Agreement during the 12 and 28 weeks ended September 10, 2011, respectively. We continued to record contractual interest for our $260 million 11.375% Senior Secured Notes due August 1, 2015 that were issued in August 2009.  We did not record contractual interest expense of approximately $8.6 million and $22.6 million for the 12 and 28 weeks ended September 10, 2011, respectively, for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations for which we ceased accruing interest during the fourth quarter 2010 as a result of the Bankruptcy Filing.  Debt discounts and deferred financing fees for all debt which is subject to compromise were reclassified into the carrying value of the respective indebtedness upon the Bankruptcy Filing and the balances were then adjusted to the face value of the debt.  As a result of this reclassification, we ceased amortization of deferred financing fees and discounts effective as of the Bankruptcy Filing date. Although we have recorded interest accretion expense on obligations under capital leases and real estate liabilities, self-insurance reserves, GHI and corporate owned life insurance obligations, we have not made a final determination as to the value of any underlying assets or the rejection/assumption of any of the obligations that we have not assumed.  Once a determination is made, the accretion of the interest expense may change.

15.  Reorganization Items, Net
Reorganization items, net represent amounts incurred and recovered as a direct result of the Bankruptcy Filing and were comprised of the following (in thousands):

	For the 12 Weeks	For the 28 Weeks
	Ended	Ended
	Sept. 10, 2011	Sept. 10, 2011
Professional fees, net	$(12,668)	$(29,836)
US Trustee fees	(257)	(512)
Write-off of balance sheet items related to rejected contracts, net - continuing operations	16,644	47,157
C&S contract effect	-	34,139
Reduction of closed locations reserve - continuing operations	13,429	44,078
Reorganization items, net - continuing operations	17,148	95,026
Write-off of balance sheet items related to rejected contracts, net - discontinued operations	(64)	25,735
Reduction of closed locations reserve - discontinued operations	79	8,474
Provision for income taxes for reorganization items, net - discontinued operations	(7)	(14,368)
Total reorganization items, net	$17,156	$114,867

For the 12 and 28 weeks ended September 10, 2011, professional fees of $12.7 million and $29.8 million were accrued, respectively, and $12.4 million and $23.5 million were paid, respectively, related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.2 million and $0.5 million were incurred and paid during the 12 and 28 weeks ended September 10, 2011, respectively.

On June 2, 2011, our Company rejected its prior contract with C&S and entered into a new definitive supply agreement effective May 29, 2011.  As a result of our renegotiated contract, in the first quarter of fiscal 2011 we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 12 and 28 weeks ended September 10, 2011, we rejected 19 and 63 of our leases, respectively, through the bankruptcy process and reduced the closed locations reserves balance associated with these leases by $13.5 million and $52.6 million, respectively, $13.4 million and $44.1 million of which was attributed to continuing operations, respectively, and $0.1 million and $8.5 million was attributed to discontinued operations, respectively, net to the allowable claim for damages of $17.4 million and $55.3 million for the respective periods then ended.  Our total closed locations reserves balance of $189.8 million relates to damage claims of $186.8 million and $3.0 million pertains to locations for which the leases have not been rejected as of September 10, 2011.  In connection with the rejection of the 19 and 63 leases during the 12 and 28 weeks ended September 10, 2011, respectively, we also wrote off the related obligations under capital leases of $2.5 million and $9.8 million, respectively, unfavorable lease liabilities of nil and $3.2 million, respectively, real estate liabilities of $13.7 million and $22.6 million, respectively, deferred real estate income of nil and $9.4 million, respectively, other liabilities of $0.5 million and $0.6 million respectively, with an offsetting write-off of other assets of $0.2 million and $1.0 million, respectively, totaling $16.5 million, net and $44.6 million, net, respectively.  Of these amounts, $16.6 million and $43.0 million relate to continuing operations, respectively, and $(0.1) million and $1.6 million relate to discontinued operations, respectively.

During the 28 weeks ended September 10, 2011, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations, respectively.

16.  Income Taxes

During the 12 and 28 weeks ended September 10, 2011, our valuation allowance increased by $34.4 million and $95.6 million, respectively, to reflect generation of additional operating losses and increases to other deferred tax assets. In future periods, we will continue to record a valuation allowance against net deferred tax assets until such time as the certainty of the realization of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of September 10, 2011, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2005 through 2009.  With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2004 and prior.  At September 10, 2011 and February 26, 2011, we had unrecognized tax benefits of $0.6 million, which were recorded within deferred tax liabilities in “Other accruals” in our Consolidated Balance Sheets.  We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months.  Any future decrease in our Company's gross unrecognized tax positions is not expected to affect our effective tax rate.  Our Company classifies interest and penalty expense related to unrecognized tax benefits within “(Provision for) benefit from income taxes” in our Consolidated Statements of Operations.  For the 12 and 28 weeks ended September 10, 2011 and September 11, 2010, respectively, no amounts were recorded for interest and penalties within “(Provision for) benefit from income taxes” in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of (3.1%) and 4.5% for the 12 and 28 weeks ended September 10, 2011, respectively, and (0.07%) and (0.10%) for the 12 and 28 weeks ended September 11, 2010 respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, and the increase in our valuation allowance. The rate for the 12 and 28 weeks ended September 11, 2010 was also impacted by the mark to market of the Series B warrants issued in the acquisition of Pathmark.

At September 10, 2011, we had federal Net Operating Loss (“NOL”) carry forwards of approximately $1.0 billion, which will expire between fiscal 2024 and 2031, some of which are subject to an annual limitation.  The federal NOL carry forwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable.  Upon utilization of these carry forwards, the associated tax benefits of approximately $2.6 million will be recorded in “Additional paid-in capital” in our Consolidated Balance Sheets.  In addition, we had state loss carry forwards of $1.0 billion that will expire between fiscal 2011 and fiscal 2031. Our Company’s general business credits consist of federal and state work incentive credits, which will expire between fiscal 2011 and fiscal 2030, some of which are subject to an annual limitation.

At September 10, 2011 and February 26, 2011, we had net current deferred tax liabilities of $31.5 million and $28.3 million, respectively, which were included in “Other accruals” in our Consolidated Balance Sheets and non-current deferred tax assets of $19.9 million and $16.7 million, respectively, which were recorded in “Other assets” in our Consolidated Balance Sheets.

Revision of Prior Period Financial Statements
During the first quarter of fiscal 2011, our Company identified the amount of income tax benefit and income tax expense allocated to continuing operations and discontinued operations, respectively, for the fiscal year ended February 26, 2011 was improperly presented in our Consolidated Statements of Operations.  The impact of this improper presentation, which results from the improper intraperiod allocation of income taxes, was an understatement of the “Benefit from income taxes” related to “Loss from continuing operations” and an understatement of the “Provision for income taxes” related to “Income from discontinued operations” of $33.1 million in our Consolidated Statements of Operations during the fiscal year ended February 26, 2011.  The effect of this revision had no impact on our “Net loss” in our Consolidated Statements of Operations or “Net cash used in operating activities” in our Consolidated Statements of Cash Flows for the fiscal year ended February 26, 2011.

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

17.  Discontinued Operations

We have had multiple transactions throughout the years which met the criteria for discontinued operations.  These events are described based on the year the transaction was initiated.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities (in thousands):

	For the 28 weeks Ended September 10, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion(1)	Adjustments(2)	Utilization(3)	9/10/2011
2007 Events
Occupancy	$49,317	$80	$(6,818)	$-	$42,579
Pension withdrawal	57,581	1,880	-	-	59,461
2007 events total	106,898	1,960	(6,818)		102,040

2005 Event
Occupancy	21,390	-	-	-	21,390

2003 Events
Occupancy	8,451	12	(1,641)	(39)	6,783
Total	$136,739	$1,972	$(8,459)	$(39)	$130,213

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

(2)
At each balance sheet date, we assess the adequacy of the balance of the remaining liability to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded as a component of “Loss from operations of discontinued businesses” in our Consolidated Statements of Operations.

For the 28 weeks Ended September 10, 2011
During the 28 weeks ended September 10, 2011, we recorded adjustments for the 2007 and 2003 events to reduce occupancy liabilities by $6.8 million and $1.6 million, respectively, due to an estimated allowable claim amount for property leases that were rejected in Bankruptcy Court during the fiscal year.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Pension withdrawal utilization represents payments made to the union pension fund during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events (in thousands):

	2007 Events	2005 Event	2003 Events	Total
Total severance payments made to date	$37,089	$2,650	$22,528	$62,267
Expected future pension withdrawal payments	59,461	-	-	59,461
Total severance and pension withdrawal payments expected to be incurred	96,550	2,650	22,528	121,728
Total occupancy payments made to date	92,140	60,866	34,123	187,129
Expected future occupancy payments,
excluding interest accretion	42,579	21,390	6,783	70,752
Total occupancy payments expected to be incurred,
excluding interest accretion	$134,719	$82,256	$40,906	$257,881

Total severance and occupancy payments made to date	$129,229	$63,516	$56,651	$249,396
Expected future pension withdrawal and occupancy payments
expected to be incurred, excluding interest accretion	102,040	21,390	6,783	130,213

Total severance, pension withdrawal and occupancy payments expected to be incurred, excluding interest accretion	$231,269	$84,906	$63,434	$379,609

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

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events (in thousands):

September 10, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$102,040	$21,390	$6,783	$130,213

February 26, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$106,898	$21,390	$8,451	$136,739

We evaluated the closed locations reserves balances as of September 10, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

18. Asset Disposition Initiatives

In addition to the events described in Note 17 – Discontinued Operations, there were restructuring transactions which were not primarily related to our discontinued operations businesses. These events are referred to based on the year the transaction was initiated, as described below.

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities (in thousands):

	For the 28 Weeks Ended September 10, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion(1)	Adjustments(2)	Utilization(3)	9/10/2011
2011 Event
Continuing Operations
Occupancy	$-	$-	$47,409	$(1,630)	$45,779
Severance and health benefits	2,738	-	1,154	(2,646)	1,246
2011 event total	2,738	-	48,563	(4,276)	47,025

2010 Event
Continuing Operations
Occupancy	29,353	-	-	(93)	29,260
Severance and health benefits	239	-	159	(69)	329
2010 event total	29,592	-	159	(162)	29,589

2005 Event
Continuing Operations
Health benefits	445	-	-	(102)	343
2005 event total	445	-	-	(102)	343

2001 Event
Continuing Operations
Occupancy	2,127	-	166	-	2,293

Discontinued Operations
Occupancy	1,774	-	-	-	1,774
2001 event total	3,901	-	166	-	4,067

1998 Event
Continuing Operations
Occupancy	3,400	8	(109)	(254)	3,045
Pension withdrawals and health benefits	524	-	-	-	524
1998 event total	3,924	8	(109)	(254)	3,569

Total	$40,600	$8	$48,779	$(4,794)	$84,593

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

(2)
At each balance sheet date, we assess the adequacy of the balance to determine if any adjustments are required as a result of changes in circumstances and/or estimates.   These adjustments are recorded to “Store operating, general and administrative expense” and “Reorganization items, net” for continuing operations and “Loss from operations of discontinued businesses” for discontinued operations in our Consolidated Statements of Operations.

For the 28 weeks Ended September 10, 2011
For the 28 weeks ended September 10, 2011, we recorded an initial occupancy charge for the 2011 event related to the April store closings and the Southern store closings of $63.3 million and $26.2 million, respectively, partially offset by an adjustment of $27.8 million and $14.5 million, respectively, to reduce the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 28 weeks of fiscal 2011. We also recorded an adjustment for the Southern stores of $0.2 million due to balance sheet reclassifications for real estate accounts. The initial occupancy charge of $63.3 million and related adjustment of $27.8 million for the April store closings impacted the Fresh, Pathmark and Other segments by $33.2 million, $27.6 million and $2.5 million, respectively, and $13.3 million, $14.3 million and $0.2 million, respectively. The Southern store closings all related to the Fresh segment.  In addition, we recorded an initial severance charge for the 2011 Event related to the southern store closings of $2.8 million and adjustments of $0.2 million and ($1.8) million for the 2011 Event related to the April and Southern store closings, respectively.  The Southern store closures were completed by July 9, 2011 and 12 of these stores were sold at auction, resulting in a gain of $29.1 million. For the 2010 Event, we recorded an adjustment of $0.2 million for additional severance and health benefits owed to severed employees. For the 2001 Event, we recorded an adjustment of $0.2 million to increase the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 28 weeks of fiscal 2011. For the 1998 Event, we recorded an adjustment of $0.1 million to reduce the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 28 weeks of fiscal 2011.

(3)	Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events (in thousands):

	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total
Total severance payments made to date	$2,646	$602	$49,339	$28,205	$30,940	$111,732
Expected future severance payments	1,246	329	343	-	524	2,442
Total severance payments expected
to be incurred	$3,892	$931	$49,682	$28,205	$31,464	$114,174

Total occupancy payments made to date	$1,630	$882	$13,856	$67,283	$120,226	$203,877
Expected future occupancy payments, excluding interest
accretion	45,779	29,260	-	4,067	3,045	82,151
Total occupancy payments expected
to be incurred, excluding interest
accretion	$47,409	$30,142	$13,856	$71,350	$123,271	$286,028

Total severance and occupancy
payments made to date	$4,276	$1,484	$63,195	$95,488	$151,166	$315,609
Expected future severance and
occupancy payments, excluding
interest accretion	47,025	29,589	343	4,067	3,569	84,593
Total severance and occupancy payments expected to be
excluding interest accretion	$51,301	$31,073	$63,538	$99,555	$154,735	$400,202

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits.  The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans.  The expected completion dates for the 2011, 2010, 2005, 2001 and 1998 events are 2012, 2012, 2015, 2012 and 2013, respectively.

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events (in thousands):

			September 10, 2011
	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total
Other accruals	$1,246	$-	$-	$-	$-	$1,246
Other non-current liabilities	$-	$-	$-	$-	$-	$-
Liabilities subject to compromise	$45,779	$29,589	$343	$4,067	$3,569	$83,347

			February 26, 2011
		2010	2005	2001	1998
		Event	Event	Event	Event	Total
Other accruals		$-	$-	$-	$-	$-
Other non-current liabilities		$-	$-	$-	$-	$-
Liabilities subject to compromise		$29,592	$445	$3,901	$3,924	$37,862

We evaluated the closed locations reserves balances as of September 10, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

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

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Stock options	4,164,109	3,123,723	4,564,145	2,475,006
Warrants	6,965,858	7,652,135	6,965,858	686,277
Performance restricted stock units	-	154,499	-	190,689
Restricted stock units	666,420	926,387	696,750	1,015,039
Financing warrant	11,278,988	11,278,988	11,278,988	11,278,988
Preferred stock	35,804,000	35,000,000	35,804,000	35,000,000
Convertible debt	11,278,988	8,086,769	11,278,988	11,278,988

The following table sets forth the calculation of basic and diluted loss per share (in thousands):

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Loss from continuing operations	$(97,831)	$(142,180)	$(274,500)	$(256,931)
Preferred stock dividends	-	(3,093)	-	(7,400)
Beneficial conversion feature amortization	(1,110)	(1,110)	(2,591)	(2,591)
Loss from continuing operations - basic	(98,941)	(146,383)	(277,091)	(266,922)

Adjustments for convertible debt (1)	-	(10,270)	-	-
Adjustments on Other financial liabilities (2)	-	-	-	(10,454)
Loss from continuing operations–diluted	$(98,941)	$(156,653)	$(277,091)	$(277,376)

Weighted average common shares outstanding	53,852,470	56,206,446	53,852,470	56,046,228
Share lending agreement(3)	-	(2,427,944)	-	(2,427,944)
Common shares outstanding–basic	53,852,470	53,778,502	53,852,470	53,618,284

Effect of dilutive securities:
Convertible debt (1)	-	3,192,219	-	-
Convertible financial liabilities (2)	-	-	-	(34,668,287)
Common shares outstanding–diluted	53,852,470	56,970,721	53,852,470	18,949,997

(1)
We have debt instruments with a bifurcated conversion feature that were recorded at a significant discount.  (Refer to Note 9 – Indebtedness and Other Financial Liabilities).  For purposes of determining if an application of the “if-converted” method to these convertible instruments produces a dilutive result, we consider the combined impact of the numerator and denominator adjustments, including a numerator adjustment for gains and losses, which would have been incurred had the instruments been converted on the first day of the period presented.

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

(3)
As of September 11, 2010, we had 5,634,002 of loaned shares under our share lending agreements, which were considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares.  On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share.  During fiscal 2009, Bank of America, N.A., who is a party to our share lending agreement, returned 2,500,000 shares, eliminating our obligation to lend additional shares to them in the future.  The returned shares were immediately retired, reducing our issued and outstanding shares. For the 12 and 28 weeks ended September 11, 2010, weighted average common shares relating to share lending agreements of 2,427,944 were excluded from the computation of earnings per share, respectively. As of September 10, 2011, there were no shares outstanding with Bank of America, N.A.

20.  Commitments and Contingencies

Supply Agreement
On June 2, 2011, our Company entered into a definitive supply agreement with C&S effective May 29, 2011, whereby C&S will provide Services in support of a substantial portion of our Company’s supply chain. This agreement replaced the warehousing, logistics, procurement and purchasing agreement under which the parties had been operating since 2008.

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

Lease Assignment
On August 14, 2007, Pathmark entered into a leasehold assignment contract for the sale of its leasehold interests in one of its stores to CPS Operating Company LLC, a Delaware limited liability company ("CPS").  Pursuant to the terms of the agreement, Pathmark was to receive $87.0 million for assigning and transferring to CPS all of Pathmark's interest in the lease and CPS was to have assumed all of the duties and obligations of Pathmark under the lease.  CPS deposited $6.0 million in escrow as a deposit against the purchase price for the lease, which is non-refundable to CPS, except as otherwise expressly provided in the agreement.  The assignment of the lease was scheduled to close on December 28, 2007.   On December 27, 2007, CPS issued a notice terminating the agreement for reason of a purported breach of the agreement, which, if proven, would require the return of the escrow. We are disputing the validity of CPS’s notice of termination as we believe CPS's position is without merit.  Because we are challenging the validity of CPS’s December 27, 2007 notice of termination, we issued our own notice to CPS on December 31, 2007, asserting CPS's breach of the agreement as a result of their failure to close on December 28, 2007.  CPS’s breach, if proven, would entitle us to keep the escrow.  Both parties have taken legal action in New York state court to obtain the $6.0 million deposit held in escrow. In May 2011, the Bankruptcy Court entered an order authorizing Pathmark and CPS to proceed with their New York state litigation notwithstanding the automatic stay.

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

Dudley v. Haub, Claus, Galgano et al.  United States District Court – District of New Jersey
This matter is a securities class action lawsuit that alleges on behalf of purchasers of our Company’s securities during the period between July 23, 2009 and December 10, 2010, that certain of our Company's former and current executives violated the securities laws by making fraudulent or misleading statements with respect to material adverse facts about our Company's financial condition, business and prospects.  Our Company is not named as a defendant in this lawsuit.  However, our Company’s current CEO and two members of the Board of Directors are individually named defendants.  Our Company views this lawsuit as lacking merit, as the statements and disclosures forming the basis for the allegations are forward-looking statements subject to “safe harbor” protections, or are otherwise not actionable.

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

Interim information on segments is as follows (in thousands):

	Sales by Category
	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Grocery (1)	$1,129,790	$1,310,388	$2,667,075	$3,069,232
Meat (2)	315,746	375,868	744,457	867,350
Produce (3)	193,158	232,023	457,808	546,627
Total	$1,638,694	$1,918,279	$3,869,340	$4,483,209

(1)	The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.
(2)	The meat category includes meat, deli, bakery and seafood.
(3)	The produce category includes produce and floral.

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Sales
Fresh	$815,520	$976,952	$1,943,092	$2,255,521
Pathmark	698,733	816,304	1,629,795	1,927,705
Gourmet	55,714	55,122	138,508	137,994
Other	68,727	69,901	157,945	161,989
Total sales	$1,638,694	$1,918,279	$3,869,340	$4,483,209

Segment (loss) income
Fresh	$434	$10,255	$(18,956)	$23,727
Pathmark	(32,385)	(27,771)	(86,665)	(52,579)
Gourmet	1,415	2,371	7,866	8,882
Other	1,036	254	759	991
Total segment loss	(29,500)	(14,891)	(96,996)	(18,979)
Corporate (4)	(24,501)	(28,955)	(40,977)	(76,197)
Reconciling items (5)	(21,595)	(54,280)	(158,449)	(64,696)
Loss from operations	(75,596)	(98,126)	(296,442)	(159,872)
Nonoperating income	8	2,177	91	10,454
Interest expense, net	(37,829)	(46,126)	(86,283)	(107,268)
Reorganization items, net	17,148	-	95,026	-
Loss from continuing operations before income taxes	$(96,269)	$(142,075)	$(287,588)	$(256,686)

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010

Segment depreciation and amortization – continuing operations
Fresh	$13,900	$17,329	$34,318	$40,721
Pathmark	15,564	19,761	37,764	46,532
Gourmet	1,554	1,951	3,724	4,702
Other	1,179	1,241	2,834	2,904
Total segment depreciation and amortization – continuing operations	32,197	40,282	78,640	94,859
Corporate	9,949	11,236	22,948	27,038
Total depreciation and amortization – continuing operations	42,146	51,518	101,588	121,897
Discontinued operations	-	-	-	-
Total company depreciation and amortization	$42,146	$51,518	$101,588	$121,897

(4)
Represents a $4.1 million and $25.4 million decrease in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments, for the 12 and 28 weeks ended September 10, 2011, respectively, and a $0.4 million and $9.8 million decline in corporate and administrative costs for the respective periods ended.

(5)	Reconciling items, which are not included in segment loss, consist of the following:

	12 Weeks Ended		28 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010

Goodwill, trademark and long-lived asset impairment	$(24,124)	$(30,250)	$(79,542)	$(35,648)
Net restructuring and other	688	(9,297)	(2,801)	(13,229)
Net real estate related activity	7,119	2,179	(49,428)	232
Stock-based compensation (expense) income	(1,018)	(760)	(1,509)	101
Pension withdrawal costs	-	-	(13,923)	-
Self-insurance adjustment	(699)	(16,152)	(699)	(16,152)
Losses relating to Hurricane Irene	(1,000)	-	(1,000)	-
Inventory-related	(363)	-	(363)	-
C&S contract effect	(2,198)	-	(9,184)	-
Total reconciling items	$(21,595)	$(54,280)	$(158,449)	$(64,696)

22. Subsequent Events

On September 21, 2011, our Company and certain of its U.S. subsidiaries, each as a borrower, entered into the Second Amendment to the DIP Credit Agreement with the Agent and the DIP Lenders.  The Second Amendment to the DIP Credit Agreement changes the measurement intervals for Minimum Excess Availability (as defined in the DIP Credit Agreement) requirements and reduces its Minimum Cumulative EBITDA (as defined in the DIP Credit Agreement) requirements to have them measured beginning with respect to the period ending December 31, 2011 rather than prior to such time as required by the DIP Credit Agreement, provided that if our Company has filed a Plan of Reorganization reasonably satisfactory to the DIP Lenders prior to December 31, 2011, then the measurement period for the Minimum Cumulative EBITDA covenant will be measured beginning on February 25, 2012.

The above summary of material terms of the Second Amendment to the DIP Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety, by the complete text of the Second Amendment to the DIP Credit Agreement.

On September 26, 2011, our company assumed an additional 52 real estate leases, including leases for sub-leased locations.  Any resulting changes in the classification of related liability balances will be reflected in our subsequent financial statements.

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
•
Results of Operations and Liquidity and Capital Resources – a discussion of results for the 12 weeks ended September 10, 2011 compared to the 12 weeks ended September 11, 2010; results for the 28 weeks ended September 10, 2011 compared to the 28 weeks ended September 11, 2010 and current and expected future liquidity.

•	Critical Accounting Estimates – a discussion of significant estimates made by Management.
•	Market Risk – a discussion of the impact of market changes in our Consolidated Financial Statements.

OVERVIEW

Our Company is based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 6 U.S. states.  Our Company’s business consists strictly of our retail operations, which totaled 336 stores as of September 10, 2011.

On December 12, 2010, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549. See Liquidity and Capital Resources below for further details.

We operate in four reportable segments:  Fresh, Pathmark, Gourmet and Other.  The Other segment includes our Discount and Wine, Beer & Spirits businesses.

OPERATING RESULTS
Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 0.6% and 2.7% this quarter and year-to-date, respectively.  Although our results of operations were below those of the prior year, second quarter 2011 comparable store sales improved from the first quarter 2011 decline of 4.2%.

Our Fresh and Pathmark segments continued to have lower revenue and operating income for the 12 and 28 weeks ended September 10, 2011 as compared to the 12 and 28 weeks ended September 11, 2010. Our management team continues to address these challenges that we have been experiencing since early part of fiscal 2011. During the first quarter of fiscal 2011, we closed 18 underperforming stores in our Fresh segment and 13 underperforming stores in our Pathmark segment. During our second quarter of fiscal 2011 we completed an auction of 25 stores located in Maryland, Delaware and the District of Columbia (“Southern Stores”) that resulted in the sale of 12 stores and the closure of 13 stores. In August 2011, we opened a new 51,000 square foot store, our Company’s first new store in approximately one year, under our SuperFresh banner in Philadelphia, PA.

Our Gourmet stores located in Manhattan, New York continued to deliver strong results during the second quarter 2011 as compared to the second quarter of 2010, despite a decline in gross margin and increase in labor and occupancy costs, which were partially offset by decreases in administrative and supply and logistics expenses.

Our Discount business experienced an increase in revenue during the second quarter 2011 as compared to the second quarter of 2010 along with improved labor, occupancy and supply and logistics expenses, which were partially offset by a decline in gross margin.

Our Wine, Beer & Spirits businesses experienced an increase in revenue during the second quarter 2011 as compared to the second quarter 2010 along with improved labor, occupancy, supply and logistics and administrative expenses which were partially offset by a reduction in gross margin. During the second quarter fiscal 2011, we closed one store in our Wine, Beer & Spirits business.

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

OUTLOOK

Supply Agreement
On June 2, 2011, our Company entered into a definitive supply agreement with C&S Wholesale Grocers, Inc. (“C&S”) effective May 29, 2011, whereby C&S will provide warehousing, transportation, procurement, purchasing and ancillary services (the “Services”) in support of a substantial portion of our Company’s supply chain. This agreement replaced the warehousing, logistics, procurement and purchasing agreement under which the parties had been operating since 2008.

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

Our Company expects that it will realize a run-rate of more than $50 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a Plan of Reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

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

Assumption of leases
During the 12 weeks ended September 10, 2011, our Company assumed 330 real estate leases, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $6.8 million have been paid to the landlords.

Other Bankruptcy Matters
The Bankruptcy Filing provides our Company with the breathing room and the tools available under the Bankruptcy Code to implement our comprehensive financial and operational restructuring. We remain committed to implementing our turnaround strategy while operating our business during the chapter 11 restructuring process. However, there can be no assurance regarding these matters. We have noted that the improvements originally anticipated from our turnaround strategy are taking longer to realize than originally anticipated, which has negatively impacted our profitability and cash flows from operations. While reversing negative consumer trends is a very difficult process and the timing and success of these measures cannot be assured, we anticipate that our initiatives to improve our customers’ shopping experience will reverse the decreasing customer count and comparable store sales decline that we have been experiencing. There can be no assurance that our operational and financial turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the plan ultimately proposed by our Company and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies. The uncertainty regarding these matters raises substantial doubt about our Company’s ability to continue as a going concern.

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

12 WEEKS ENDED SEPTEMBER 10, 2011 COMPARED TO THE 12 WEEKS ENDED SEPTEMBER 11, 2010

OVERALL
The following table summarizes our results of operations for the 12 weeks ended September 10, 2011 compared to the 12 weeks ended September 11, 2010:

	12 Weeks Ended	12 Weeks Ended	Favorable
	September 10, 2011	September 11, 2010	(unfavorable)	% Change
	(in millions, except percentages and per share data)

Sales	$1,638.7	$1,918.3	$(279.6)	(14.6)%
Decrease in comparable store sales	(0.6)%	(6.6)%	N/A	N/A
Loss from continuing operations	$(97.8)	$(142.2)	$44.4	31.2%
Loss from discontinued operations	$(2.0)	$(10.9)	$8.9	81.7%
Net loss	$(99.8)	$(153.0)	$53.2	34.8%
Net loss per share - basic	$(1.88)	$(2.93)	$1.05	35.8%
Net loss per share - diluted	$(1.88)	$(2.94)	$1.06	36.1%

Average weekly sales per supermarket were approximately $420,000 for the second quarter of fiscal 2011 versus $391,500 for the corresponding period of the prior year, an increase of 7.3% primarily due to the closing of underperforming supermarkets.

SALES
	For the 12 Weeks Ended
	September 10, 2011	September 11, 2010
	(in thousands)
Fresh	$815,520	$976,952
Pathmark	698,733	816,304
Gourmet	55,714	55,122
Other	68,727	69,901
Total sales	$1,638,694	$1,918,279

Sales decreased from $1,918.3 million for the 12 weeks ended September 11, 2010 to $1,638.7 million for the 12 weeks ended September 10, 2011, primarily due to a decrease in comparable store sales of $17.7 million and the absence of sales due to store closures of $269.2 million, partially offset by sales from two new stores of $7.3 million. The decrease in sales in our Fresh segment of $161.4 million was primarily related to the absence of sales due to store closures of $169.7 million, partially offset by an increase in the comparable store sales of $1.0 million and sales from two new stores of $7.3 million.  The decrease in sales in our Pathmark segment of $117.6 million was primarily due to a decline in comparable store sales of $22.4 million and the absence of sales due to store closures of $95.2 million.  Sales generated by our Gourmet segment increased by $0.6 million.  The sales decrease of $1.2 million in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily attributable to the absence of sales due to one store closure within Discount of $3.3 million and four store closures within Wine, Beer & Spirits of $1.0 million, partially offset by an increase in comparable store sales of $3.1 million.

GROSS MARGIN
Gross margin of $455.4 million decreased 158 basis points as a percentage of sales to 27.79% for the second quarter of fiscal 2011 from gross margin of $563.3 million or 29.37% for the second quarter of fiscal 2010 reflecting lower margins across all of our operating segments primarily due to a reduction in vendor allowances that we have experienced during the bankruptcy.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total company	$(82.2)	$(25.7)	$(107.9)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $506.9 million or 30.93% as a percentage of sales for the second quarter of fiscal 2011, as compared to $631.2 million or 32.91% as a percentage of sales for the second quarter of fiscal 2010.

SG&A expenses for the second quarter of fiscal 2011 included (i) net real estate related costs of $30.4 million, or 185 basis points, of which $26.2 million was primarily attributed to an occupancy reserve adjustment related to the closing and sale of 25 Southern stores during the 12 weeks ended September 10, 2011 (ii) losses related to Hurricane Irene of $1.0 million, or 6 basis points (iii) net stock-based compensation related expenses of $1.0 million, or 6 basis points and (iv) self-insurance reserve adjustments of $0.1 million, or 1 basis point.  These costs were partially offset by (v) net real estate gains of $37.5 million or 228 basis points, of which $29.1 million related to a gain from the sale of Southern stores and (vi) net restructuring and other income of $0.7 million, or 4 basis points.

SG&A expenses for the second quarter of fiscal 2010 included (i) net restructuring and other costs of $9.3 million, or 49 basis points (ii) self-insurance reserve adjustments of $17.8 million, or 93 basis points and (iii) stock-based compensation expense of $0.8 million, or 4 basis points.  These costs were partially offset by net real estate gains of $2.2 million, or 11 basis points.

Excluding the items listed above, SG&A as a percentage of sales decreased by 29 basis points during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.  Labor and occupancy costs decreased $51.4 million and $33.5 million, respectively, primarily attributable to a reduction in the number of open stores.  The corresponding rates as a percentage of sales decreased 25 basis points and 52 basis points, respectively, due to the closing of underperforming stores with higher costs relative to sales from our remaining open store base.  Despite decreases in advertising and other operating expenditures of $6.7 million, the corresponding rate as a percentage of sales increased 19 basis points.  In addition, other miscellaneous expenses decreased $1.3 million, or an increase of 29 basis points as a percentage of sales.

During the 12 weeks ended September 10, 2011 and September 11, 2010, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $1.5 million and $0.6 million, respectively.

LONG-LIVED ASSET IMPAIRMENT

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 12 weeks ended September 10, 2011, we recorded impairment charges on long-lived assets of $1.5 million related to stores that were closed or converted in the normal course of business, as compared to $0.6 million recorded during the 12 weeks ended September 11, 2010, respectively.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia (the “Southern Stores”).  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which were a part of our Fresh reportable segment, for $38.3 million in cash which relates to fixed assets.  The transactions closed during June and July 2011 resulting in a gain of $29.1 million, which was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations. During the 12 weeks ended September 10, 2011, we recorded an impairment charge of $0.1 million all of which pertained to our Fresh reporting segment. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. These store closures and sales were completed by July 9, 2011.

In the second quarter of fiscal 2010, our Company announced the closure of 25 stores in five states as we began the implementation and execution phase of our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $23.7 million during the 12 weeks ended September 11, 2010.  This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our second quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $24.0 million during the 12 weeks ended September 10, 2011, which related primarily to favorable leases and which also included capital leases and land and buildings, with a carrying amount of $99.5 million to their fair value of $75.5 million for the 12 weeks ended September 10, 2011.  The impairment charge of $24.0 million recorded during the 12 weeks ended September 10, 2011, all related to our Pathmark reportable segment. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

We recorded an impairment charge of $6.6 million during the 12 weeks ended September 11, 2010 to partially write down stores’ long-lived assets, which primarily consist of favorable leases and which also included capital leases and land and buildings, with a carrying amount of $22.0 million to their fair value of $15.4 million for the 12 weeks ended September 11, 2010.  The impairment charge of $6.6 million during the 12 weeks ended September 11, 2010 all related to Pathmark. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and from the ongoing labor negotiations.  If current operating levels do not improve or the expected savings from ongoing labor negotiations do not occur, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT (LOSS) INCOME
	For the 12 Weeks Ended
	September 10, 2011	September 11, 2010
	(in thousands)
Fresh	$434	$10,255
Pathmark	(32,385)	(27,771)
Gourmet	1,415	2,371
Other	1,036	254
Total segment loss	$(29,500)	$(14,891)

Segment loss increased $14.6 million from a loss of $14.9 million for the 12 weeks ended September 11, 2010 to a loss of $29.5 million for the 12 weeks ended September 10, 2011.  Our Fresh and Pathmark segments experienced segment income declines of $9.8 million and $4.6 million, respectively. Segment income attributable to ongoing open stores decreased $17.8 million and $16.1 million, respectively, primarily attributable to declines in sales and lower gross margins, partially offset by improvements in supply and logistics along with reduced occupancy expenses due to store closures. Segment income from our Gourmet business declined by $1.0 million.  Although Gourmet saw improvements in sales and declining supply and logistics expenses, these improvements were more than offset by lower gross margins and increased labor and occupancy expenses. Segment income for our Other segment, representing Discount and Wine, Beer and Spirits, increased by $0.8 million despite decreases to sales and gross margin which were more than offset by improvements in supply and logistics along with reduced labor and occupancy expenses due to store closures.  Refer to Note 21 – Reportable Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
During the second quarter of fiscal 2011 and 2010, we recorded favorable adjustments of $8,000 and $2.2 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $37.8 million for the second quarter of fiscal 2011 decreased from the prior year expense of $46.1 million, primarily attributable to the aggregate decreases in contractual interest expense of $10.6 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations that we ceased accruing interest for during the fourth quarter 2010 as a result of the Bankruptcy Filing. We also had aggregate decreases of interest expense of approximately $6.5 million attributed to amortization of deferred financing fees and discounts on unsecured obligations that we ceased amortizing as a result of the Bankruptcy Filing as well as a decrease in interest expense of $2.8 million from our $655 million Credit Agreement, which was paid off with proceeds from the DIP Credit Agreement during fourth quarter 2010.

These decreases in interest expense were partially offset by interest expense for our DIP Credit Agreement of $8.6 million and an increase of $3.3 million in interest expense resulting from our self-insurance and GHI obligations.

REORGANIZATION ITEMS, NET
For the 12 weeks ended September 10, 2011, professional fees of $12.7 million were accrued and $12.4 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.2 million were incurred and paid during the 12 weeks ended September 10, 2011.

During the 12 weeks ended September 10, 2011, we rejected 19 of our leases through the bankruptcy process and reduced the closed locations reserve balance associated with these leases by $13.5 million, of which $13.4 million was attributed to continuing operations and $0.1 million was attributed to discontinued operations, net to the allowable claim for damages of $17.4 million.  In connection with the rejection of the 19 leases, we also wrote off the related real estate liabilities of $13.7 million, obligations under capital leases of $2.5 million, other liabilities related to rejected closed locations of $0.5 million with an offsetting write-off of other assets of $0.2 million, totaling $16.5 million, net.  Of this amount, $16.6 million relates to continuing operations with an offset of $0.1 million relating to discontinued operations.

INCOME TAXES
The provision for income taxes from continuing operations for the 12 weeks ended September 10, 2011 and September 11, 2010 was $1.6 million and $0.1 million, respectively. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of (3.1%) and (0.07%), respectively, for the 12 weeks ended September 10, 2011 and September 11, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes and the increase in our valuation allowance. The rate for the 12 weeks ended September 11, 2010 was also impacted by the mark to market of the Series B warrant issued in the acquisition of Pathmark.

DISCONTINUED OPERATIONS
Loss from discontinued operations for the 12 weeks ended September 10, 2011 of $2.0 million decreased from a loss from discontinued operations of $10.9 million for the 12 weeks ended September 11, 2010, primarily due to lower worker’s compensation expenses of $2.8 million, lower interest expense of $0.8 million, lower present value interest expense of $3.4 million and an intraperiod tax allocation benefit of $1.5 million.

28 WEEKS ENDED SEPTEMBER 10, 2011 COMPARED TO THE 28 WEEKS ENDED SEPTEMBER 11, 2010

OVERALL
The following table summarizes our results of operations for the 28 weeks ended September 10, 2011 compared to the 28 weeks ended September 11, 2010:

	28 Weeks Ended	28 Weeks Ended	Favorable
	September 10, 2011	September 11, 2010	(unfavorable)	% Change
	(in millions, except percentages and per share data)

Sales	$3,869.3	$4,483.2	$(613.9)	(13.7)%
Decrease in comparable store sales	(2.7)%	(6.9)%	N/A	N/A
Loss from continuing operations	$(274.5)	$(256.9)	$(17.6)	(6.9)%
Income (loss) from discontinued operations	$18.6	$(17.9)	$36.5	>100%
Net loss	$(255.9)	$(274.8)	$18.9	6.9%
Net loss per share - basic	$(4.80)	$(5.31)	$0.51	9.6%
Net loss per share - diluted	$(4.80)	$(15.58)	$10.78	69.2%

Average weekly sales per supermarket were approximately $402,000 for the 28 weeks ended September 10, 2011 versus $392,000 for the corresponding period of the prior year, an increase of 2.5% primarily due to the closing of underperforming supermarkets.

SALES
	For the 28 Weeks Ended
	September 10, 2011	September 11, 2010
	(in thousands)
Fresh	$1,943,092	$2,255,521
Pathmark	1,629,795	1,927,705
Gourmet	138,508	137,994
Other	157,945	161,989
Total sales	$3,869,340	$4,483,209

Sales decreased from $4,483.2 million for the 28 weeks ended September 11, 2010 to $3,869.3 million for the 28 weeks ended September 10, 2011, primarily due to a decrease in comparable store sales of $110.0 million and the absence of sales due to store closures of $519.0 million, partially offset by sales from two new stores of $15.1 million. The decrease in sales in our Fresh segment of $312.4 million was primarily related to a decline in the comparable store sales of $27.3 million and the absence of sales due to store closures of $300.2 million, partially offset by sales from two new stores of $15.1 million.  The decrease in sales in our Pathmark segment of $297.9 million was primarily due to a decline in comparable store sales of $88.0 million and the absence of sales due to store closures of $209.9 million. Comparable store sales declined primarily because our lower price initiative, which offered lower everyday prices in place of previously offered discounts and coupons, was not well received by our customers. This impact was most significant in our Pathmark segment. Our Company phased out this program during the latter part of the first quarter of fiscal 2011.    Sales generated by our Gourmet segment increased by $0.5 million.  The sales decrease of $4.0 million in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily attributable to the absence of sales due to one store closure within Discount of $6.8 million and four store closures within Wine, Beer & Spirits of $2.1 million, partially offset by an increase in comparable store sales of $4.9 million.

GROSS MARGIN
Gross margin of $1,078.7 million decreased 174 basis points as a percentage of sales to 27.88% for the 28 weeks ended September 10, 2011 from gross margin of $1,328.0 million or 29.62% for the 28 weeks ended September 11, 2010 reflecting lower margins across all of our operating segments due to the lack of success of our lower price initiative in the first quarter of fiscal 2011 as described above in SALES as well as a reduction in vendor allowances that we have experienced during the bankruptcy.

The following table details the dollar impact of items affecting the gross margin dollar decrease from the 28 weeks ended September 10, 2011to the 28 weeks ended September 11, 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total company	$(181.8)	$(67.5)	$(249.3)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our SG&A expense was $1,295.6 million or 33.48% as a percentage of sales for the 28 weeks ended September 10, 2011, as compared to $1,452.2 million or 32.39% as a percentage of sales for the 28 weeks ended September 11, 2010.

SG&A expenses for the 28 weeks ended September 10, 2011 included (i) net real estate related costs of $90.3 million, or 233 basis points, of which $63.3 million and $26.2 million were attributed to occupancy reserve adjustments related to April store closings and Southern store closings, respectively (ii) pension withdrawal costs of $13.9 million, or 36 basis points recorded in connection with the partial withdrawal from the multi-employer union pension plan (iii) net restructuring and other costs of $2.8 million, or 7 basis points (iv) net stock-based compensation related expense of $1.5 million, or 4 basis points (v) losses related to Hurricane Irene of $1.0 million, or 3 basis points and (vi) self-insurance reserve adjustments of $0.1 million, or 0.5 basis points.  These costs were partially offset by (vii) net real estate gains of $40.9 million, or 105 basis points, of which $29.1 million related to gain from the sale of Southern stores.

SG&A expenses for the 28 weeks ended September 11, 2010 included (i) net restructuring and other costs of $13.2 million, or 30 basis points and (ii) self-insurance reserve adjustments of $17.8 million, or 40 basis points.  These costs were partially offset by net real estate related gains of $0.2 million, or 0.5 basis points and net stock-based compensation related income of $0.1 million, or 0.2 basis points, primarily due to forfeitures.

Excluding the items listed above, SG&A as a percentage of sales decreased by 0.2 basis points during the 28 weeks ended September 10, 2011 as compared to the 28 weeks ended September 11, 2010.  Labor and occupancy costs decreased $92.6 million and $62.2 million, respectively, primarily attributable to a reduction in the number of open stores while the corresponding rates as a percentage of sales increased 29 basis points and decreased 23 basis points, respectively. Other miscellaneous expenses, as well as corporate and store related costs not allocated to segments, decreased $28.2 million, or a decrease of 33.2 basis points as a percentage of sales.  In addition, advertising and other operating expenditures decreased $11.7 million, or an increase of 27 basis points as a percentage of sales.

During the 28 weeks ended September 10, 2011 and September 11, 2010, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $1.5 million and $1.1 million, respectively.

LONG-LIVED ASSET IMPAIRMENT

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 28 weeks ended September 10, 2011, we recorded impairment charges on long-lived assets of $1.5 million related to stores that were closed or converted in the normal course of business, as compared to $1.1 million in impairment losses recorded during the 28 weeks ended September 11, 2010.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In February 2011, our Company obtained authority from the Bankruptcy Court to close 32 stores in six states as we continue to fully implement our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $31.4 million during fiscal 2010, of which $19.4 million, $9.0 million and $3.0 million related to our Fresh, Pathmark, and Other reporting segments, respectively.  These store closures were completed on April 16, 2011.  We recorded an additional impairment charge of $0.4 million during the first quarter of fiscal 2011, of which $0.3 million and $0.1 million were attributed to our Pathmark and Fresh reporting segments, respectively. These amounts were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia (the “Southern Stores”).  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which were a part of our Fresh reportable segment, for approximately $38.3 million in cash which primarily related to fixed assets.  The transactions closed during June and July 2011 resulting to a gain of $29.1 million, which was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations. During the 28 weeks ended September 10, 2011, we recorded an impairment charge of $3.0 million all of which pertained to our Fresh reporting segment. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. These store closures and sales were completed by July 9, 2011.

In the second quarter of fiscal 2010, our Company announced the closure of 25 stores in five states as we began the implementation and execution phase of our comprehensive financial and operational restructuring.  As a result, we recorded an impairment charge of $23.7 million during the 28 weeks ended September 11, 2010.  This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our second quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $76.1 million during the 28 weeks ended September 10, 2011, which related primarily to favorable leases and which also included capital leases and land and buildings, with a carrying amount of $183.8 million to their fair value of $107.7 million for the 28 weeks ended September 10, 2011.  The impairment charge $76.1 million recorded during the 28 weeks ended September 10, 2011, all related to our Pathmark reportable segment. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

We recorded an impairment charge of $12.0 million during the 28 weeks ended September 11, 2010 to partially write down stores’ long-lived assets, which primarily consist of favorable leases and which also included capital leases and land and buildings, with a carrying amount of $52.1 million to their fair value of $40.1 million. The impairment charge of $12.0 million recorded during the 28 weeks ended September 11, 2010 all related to Pathmark, with the exception of $0.9 million which related to Fresh reporting segment. This amount was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and from the ongoing labor negotiations.  If current operating levels do not improve or the expected savings from the ongoing labor negotiations do not occur, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT (LOSS) INCOME
	For the 28 Weeks Ended
	September 10, 2011	September 11, 2010
	(in thousands)
Fresh	$(18,956)	$23,727
Pathmark	(86,665)	(52,579)
Gourmet	7,866	8,882
Other	759	991
Total segment loss	$(96,996)	$(18,979)

Segment loss increased $78.0 million from a loss of $19.0 million for the 28 weeks ended September 11, 2010 to a loss of $97.0 million for the 28 weeks ended September 10, 2011. Our Fresh and Pathmark segments experienced segment income declines of $42.7 million and $34.1 million, respectively, primarily attributable to declines in sales and lower gross margins, partially offset by improvements in supply and logistics along with reduced occupancy expenses due to store closures.   Segment income from our Gourmet business declined by $1.0 million.  Although Gourmet saw improvements in sales along with declining occupancy expenses, these improvements were more than offset by a decline in gross margins and increased labor expenses. Segment income for our Other segment, representing Discount and Wine, Beer and Spirits, declined by $0.2 million, driven by decreases in sales and gross margin, partially offset by improvements in supply and logistics along with reduced labor and occupancy expenses due to store closures.  Refer to Note 21 – Reportable Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
During the 28 weeks ended September 10, 2011 and 28 weeks ended September 11, 2010, we recorded favorable adjustments of $0.1 million and $10.4 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $86.3 million for the 28 weeks ended September 10, 2011 decreased from the prior year expense of $107.3 million, primarily attributable to the aggregate decreases in contractual interest expense of $24.8 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations that we ceased accruing interest for during the fourth quarter 2010 as a result of the Bankruptcy Filing. We also had aggregate decreases of interest expense of approximately $14.9 million attributed to amortization of deferred financing fees and discounts on unsecured obligations that we ceased amortizing as a result of the Bankruptcy Filing as well as a decrease in interest expense of $6.1 million from our $655 million Credit Agreement, which was paid off with proceeds from the DIP Credit Agreement during fourth quarter 2010.

These decreases in interest expense were partially offset by interest expense for our DIP Credit Agreement of $20.1 million and an increase of $4.9 million in interest expense resulting from our self-insurance and GHI obligations.

REORGANIZATION ITEMS, NET
For the 28 weeks ended September 10, 2011, professional fees of $29.8 million were accrued and $23.5 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.5 million were incurred and paid during the 28 weeks ended September 10, 2011.

On June 2, 2011, our Company rejected its prior contract with C&S and entered into a new definitive supply agreement effective May 29, 2011.  As a result of our renegotiated contract, in the first quarter of fiscal 2011 we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 28 weeks ended September 10, 2011, we rejected 63 of our leases through the bankruptcy process and reduced the closed locations reserves balance associated with these leases by $52.6 million, $44.1 million of which was attributed to continuing operations and $8.5 million was attributed to discontinued operations, net to the allowable claim for damages of $55.3 million.  In connection with the rejection of the 63 leases, we also wrote off the related obligations under capital leases of $9.8 million, unfavorable lease liabilities of $3.2 million, real estate liabilities of $22.6 million, deferred real estate income of $9.4 million, other liabilities of $0.6 million with an offsetting write-off of other assets of $1.0 million, totaling $44.6 million, net.  Of this amount, $43.0 million relates to continuing operations and $1.6 million relates to discontinued operations.

In addition, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million, with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations.

INCOME TAXES
The benefit for income taxes from continuing operations for the 28 weeks ended September 10, 2011 was $13.1 million, compared to a provision for income taxes of $0.2 million for the 28 weeks ended September 11, 2010. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 4.5% and (0.10%), respectively, for the 28 weeks ended September 10, 2011 and September 11, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes and the increase in our valuation allowance. The rate for the 28 weeks ended September 11, 2010 was also impacted by the mark to market of the Series B warrant issued in the acquisition of Pathmark.

DISCONTINUED OPERATIONS
Income from discontinued operations for the 28 weeks ended September 10, 2011 of $18.6 million increased from a loss from discontinued operations of $17.9 million for the 28 weeks ended September 11, 2010, primarily due to the rejection of property leases and the corresponding adjustment to the reserves balance associated with these leases to the allowable claims for damages of $8.4 million, writing off deferred real estate income of $24.6 million and obligations under capital leases of $1.6 million, lower legal expenses of $1.9 million, lower worker’s compensation expenses of $2.8 million, lower interest expense of $1.7 million and lower present value interest expense of $7.4 million. The increase in income from discontinued operations also includes an intraperiod tax allocation benefit of $2.6 million offset by provision for income taxes for reorganization items, net of $14.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

	For the 28 Weeks Ended
	September 10, 2011	September 11, 2010
Net cash used in operating activities	$ (68,353)	$ (94,423)
Net cash provided by (used) in investing activities	32,145	(29,496)
Net cash used in financing activities	(14,830)	(34,164)

Net cash used in operating activities decreased by $26.1 million during the 28 weeks ended September 10, 2011 as compared to 28 weeks ended September 11, 2010.  The decrease in cash used in operating activities is primarily the result in an improvement in the cash provided from working capital of approximately $124.2 million, which included $70.0 million in the current portion of the allowable claim for damages pertaining to rejected leases. Excluding the impact of the current portion of the allowable claim for damages pertaining to rejected leases, improvement in working capital was approximately $54.2 million. These improvements primarily resulted from recently settled trade agreements with certain key vendors, which increased our trade terms with these vendors and reduced outstanding receivables from these vendors, as well as a reduction in inventory that was liquidated as part of our store closures.  Partially offsetting the impact of the improvement in working capital was an increase of $25.6 million in net loss adjusted by non-cash charges, due to lower comparable store revenues, decreased volume at our stores, and the results of underperforming stores that were closed during the 28 weeks ended September 10, 2011.

Net cash provided by investing activities increased by $61.6 million during the 28 weeks ended September 10, 2011 as compared to 28 weeks ended September 11, 2010.  The increase in cash provided by investing activities is primarily due to increased proceeds via the disposal of property during the current fiscal period as compared to the prior year period of $38.3 million, proceeds from the sale of pharmacy assets during fiscal 2011 of $4.8 million and lower property expenditures of $26.2 million.  The increase in cash provided by investing activities is offset by the absence of proceeds from flood insurance of $4.9 million, which we received during fiscal 2010, and an increase in restricted cash of $2.8 million. Property expenditures during the 28 weeks ended September 10, 2011 totaled $17.3 million, relating to equipment and leasehold improvements for existing stores, along with the addition of one new store, as compared to $43.4 million during the 28 weeks ended September 11, 2010, which related to one remodel and one off-site replacement.

Net cash used in financing activities decreased $19.3 million during the 28 weeks ended September 10, 2011 as compared to 28 weeks ended September 11, 2010.  The decrease in cash used in financing activities is due to the decreased overdraft of $14.9 million and decrease in principal payments on capital lease obligations and real estate liabilities of $0.7 million, partially offset by the payment of financing fees for our debtor-in-possession financing of $1.6 million.  Not included during the 28 weeks ended September 10, 2011 were payments under our revolving lines of credit of $200.7 million and dividends on preferred stock of $7.0 million, proceeds under our revolving lines of credit of $201.6 million and issuance of long-term debt of $0.8 million which were paid and received during the 28 weeks ended September 11, 2010.

Working Capital
At September 10, 2011, we had working capital of $175.0 million compared to working capital of $698.0 million, at February 26, 2011 excluding liabilities considered subject to compromise.  Considering working capital type items classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets, we had negative working capital of $367.4 million at September 10, 2011 compared to positive working capital of $177.9 million at February 26, 2011.  We had cash and cash equivalents aggregating $301.6 million at September 10, 2011 compared to $352.6 million at February 26, 2011.  The remaining decrease in working capital after considering the impact of “Liabilities subject to compromise” in our Consolidated Balance Sheets was attributable primarily to the following:

•	An increase in the current portion of our long-term debt due to the reclassification of our term loan under the DIP Credit Agreement, due June 14, 2012;
•
A decline in inventories primarily related to reduced number of open locations.  We also experienced a decline in inventories of approximately $6.9 million for losses incurred by Hurricane Irene, which we expect to restock in our third quarter;

•
A decrease in accounts receivable, primarily related to 1) lower sales, 2) settlement of C&S pre-petition accounts receivable, 3) a reduction in vendor funding that we have experienced during the Bankruptcy, as well as, 4) an improvement in the collection rate from certain vendors since the Bankruptcy Filing;

•	An increase in accrued taxes attributed to timing of payment; and
•
An increase in other accruals resulting from the current portion of the allowable claim for damages pertaining to rejected leases that are expected to be settled upon our Company’s emergence from the Bankruptcy Filing.

Partially offset by the following:

•	A decrease in accounts payable attributed to the payment of certain pre-petition liabilities as permitted by various court orders;
•
A decline in accrued salaries, wages and benefits, primarily related to 1) reversal of the incentive compensation accrued for our executive and non-executive employees based on our operating results, as well as, 2) a decrease in accrued vacation;

•	A decrease in book overdrafts primarily due to the extension of payments terms with certain vendors resulting from the execution of trade agreements;
•	An increase in restricted cash that can only be used as collateral for our new Letter of Credit Agreement with our DIP Lender; and
•	An increase in prepaid expenses and other current assets primarily due to an increase in prepaid rent due to timing of payments.

Debt Obligations

Our debt obligations consisted of the following (in thousands):

	At	At
	September 10, 2011	February 26, 2011
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
5.125% Convertible Senior Notes, due June 15, 2011(1)	165,000	165,000
9.125% Senior Notes, due December 15, 2011(1)	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012(1)	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039(1)	200,000	200,000
Other	2,395	2,544
Subtotal	1,255,235	1,255,384
Less current portion of long-term debt	(350,000)	(159)
Less long-term debt - subject to compromise	(905,235)	(905,225)
Long-term debt	$-	$350,000

(1)	Represents public debt obligations.

Debtor-in-Possession Credit Agreement
On December 12, 2010, our Company and all of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York in White Plains (the “Bankruptcy Court”), which are being jointly administered under case number 10-24549.  Management’s decision to initiate the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management’s conclusion in the third quarter that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s business and labor partners, was negatively impacting our Company’s ability to implement its previously announced turnaround strategy. The Debtors continue to operate their businesses in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our Company’s non-U.S. subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011, further amended (subsequent to the reporting period) by that certain Second Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of September 21, 2011 (the “Second Amendment to the DIP Credit Agreement”) as may be further amended, amended and restated, supplemented or otherwise modified from time to time (the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility evidenced by the Credit Agreement (refer to Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

The DIP Credit Agreement also contains certain financial covenants. The Second Amendment to the DIP Credit Agreement amended the covenants regarding minimum excess availability and minimum cumulative EBITDA. The Second Amendment to the DIP Credit Agreement changed the measurement intervals for minimum excess availability requirements and reduced the minimum cumulative EBITDA requirements to have them measured beginning with respect to the period ending December 31, 2011 rather than prior to such time as required by the DIP Credit Agreement, provided that if the Company has filed a Plan of Reorganization reasonably satisfactory to the DIP Lenders prior to December 31, 2011, the measurement period for the minimum cumulative EBITDA covenant will be measured beginning on February 25, 2012. The financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, include a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

If we file a Plan of Reorganization with the Bankruptcy Court prior to January 30, 2012, the minimum EBITDA covenants as of December 31, 2011 and January 28, 2012 are waived.

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. We previously entered into a definitive supply agreement with C&S to provide Services and as of the balance sheet date we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

The Bankruptcy Filing constituted an event of default with respect to the debt obligations described within Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements.

We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by securing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

After our Company’s Bankruptcy Filing on December 12, 2010, we repaid our $655.0 million Credit Agreement with a balance of $140.5 million with the proceeds from the $350.0 million term loan under the DIP Credit Agreement. At January 10, 2011, we received court approval to draw down on the $450.0 million revolver which provided, after adjusting for letters of credit and borrowing base collateral requirements, an additional $156.8 million of availability as of September 10, 2011. As of September 10, 2011, we held excess cash not utilized in our store operations of $211.2 million.  The $156.8 million of availability is further subject to a current minimum availability covenant of $100.0 million.  Based on the $350.0 million term loan under the DIP Credit Agreement becoming due on June 14, 2012 and the ongoing status of negotiations with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization, there is substantial doubt about our Company’s ability to meet our obligations for the next twelve months.

Redeemable Preferred Stock
On August 4, 2009, our Company issued 60,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-T, without par value, to affiliates of Tengelmann Warenhandelsgesellschaft KG and 115,000 shares of 8.0% Cumulative Convertible Preferred Stock, Series A-Y, without par value, to affiliates of Yucaipa Companies LLC, together referred to as the “Preferred Stock”, for approximately $162.8 million, after deducting approximately $12.2 million in closing and issuance costs. Each share of the Preferred Stock has an initial liquidation preference of one thousand dollars, subject to adjustment.

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of September 10, 2011 and February 26, 2011. The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  We are currently not accruing for the 8% dividend and no dividends have been paid during the pendency of our bankruptcy case.

On November 24, 2010 our Company’s Board of Directors authorized a payment-in-kind (“PIK”) dividend on our Preferred Stock, payable on December 15, 2010 to holders of record on November 15, 2010 (“Record Date”). Dividends are required to be PIK in the event our Company does not have the ability to pay the dividends in cash. As of the Record Date, we did not have the ability to pay the dividends in cash. The calculation of PIK dividends on our Preferred Stock is based upon the rate defined by the original terms of the Preferred Stock at 9.5% per annum. The PIK dividends of approximately $4.0 million are included in “Series A redeemable preferred stock” in our Consolidated Balance Sheets. The PIK dividend due on December 15, 2010 was not paid by our Company due to the Bankruptcy Filing.

During the 12 and 28 weeks ended September 10, 2011, we recorded deferred financing fees amortization of $0.4 million and $0.9 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $2.6 million, respectively, within “Additional paid-in capital”. During the 12 and 28 weeks ended September 11, 2010, we recorded deferred financing fees amortization of $0.4 million and $0.9 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $2.6 million, respectively, within “Additional paid-in capital”.  During the 12 and 28 weeks ended September 11, 2010, we accrued Preferred Stock dividends of $3.1 million and $7.4 million, respectively, within “Additional paid-in capital” and paid Preferred Stock cash dividends of nil and $7.0 million, respectively.

Share Lending Agreements
We had share lending agreements with certain financial institutions, pursuant to which we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. We did not receive any proceeds from the sale of the borrowed shares.  We received a nominal lending fee from the financial institutions pursuant to the share lending agreements. Any shares we loan are considered issued and outstanding.  Investors that purchase borrowed shares are entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions do not have rights pursuant to the share lending agreements.  As of September 10, 2011, there were no shares outstanding under our share lending agreement with Bank of America, N.A.

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

Other
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million.  During the second quarter of fiscal 2010, we received notification that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal. The impact of the mass withdrawal to our Company is not currently estimable, therefore no adjustment has been recorded in our consolidated financial statements. We may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future.  This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.  During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $14.1 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 10, 2011.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 26, 2011.  Except as noted below, there have been no significant changes in these policies during the 28 weeks ended September 10, 2011.

Effective June 19, 2011, our Company changed its method of valuing inventories held at our Pathmark stores from the last-in first-out (“LIFO”) method to the first-in first-out (“FIFO”) method. As previously noted, our Company entered into a definitive supply agreement with C&S effective May 29, 2011 to provide Services in support of a substantial portion of our Company’s supply chain. As a result of the agreement with C&S, our Company began transitioning our inventory to different warehouses such that, beginning in our second fiscal quarter, the Pathmark inventory is no longer separately segregated and managed. Our Company believes that the FIFO method of inventory valuation is preferable under GAAP and improves financial reporting because it conforms all of our Company’s inventories to a consistent inventory method and the use of FIFO better aligns costing with our Company’s forecasting and procurement decisions.  As described in the accounting guidance for accounting changes and error corrections, the comparative Consolidated Financial Statements of prior periods presented have been adjusted to apply the new accounting method retrospectively. Refer to Note 1 - Basis of Presentation to our Consolidated Financial Statements for the effect of the change to our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, specifically for our DIP Credit Agreement. Our Company would have potential exposure to changes in interest rates when the adjusted LIBOR resets. During the second quarter of 2011, a presumed 1% change in the adjusted LIBOR would not have impacted interest expense as the combination of the LIBOR rate of 28 basis points and a 1% increase would remain below the adjusted LIBOR floor of 175 basis points.  As of September 10, 2011, we did not have cash flow exposure due to rate changes on any of our other debt securities because they are at fixed interest rates ranging from 2.0% to 11.375%.  Accordingly, as of September 10, 2011, we did not have exposure to variable floating interest rates. During the 12 and 28 weeks ended September 11, 2010, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.3 million and $0.7 million, respectively.

Foreign Exchange Risk
As of September 10, 2011, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

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

There have been no changes during our Company’s fiscal quarter ended September 10, 2011 in our Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

We are currently operating our business as debtors-in-possession in chapter 11. The continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by securing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

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

The DIP Credit Agreement also contains certain financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, including a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

If we file a Plan of Reorganization with the Bankruptcy Court prior to January 30, 2012, the minimum EBITDA covenants as of December 31, 2011 and January 28, 2012 are waived.

Meeting our EBITDA covenant requires increasing levels of performance throughout the year, including the successful implementation of our business improvement initiatives. We previously entered into a definitive supply agreement with C&S to provide Services and as of the balance sheet date we are in the process of negotiating with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. We may not achieve our minimum cumulative EBITDA covenant. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we could be required to seek a sale of our Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Filing into a liquidation under Chapter 7 of the Bankruptcy Code.

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

We have substantial indebtedness. As of September 10, 2011, we had total indebtedness of $1,360.2 million, consisting of approximately $350.0 million outstanding under our debtor-in-possession financing, $260.0 million of senior secured notes – subject to compromise, $645.2 million of other outstanding notes – subject to compromise, approximately $105.0 million outstanding under obligations under our capital leases, $53.6 million of which are subject to compromise.  Our indebtedness could have important consequences to you. For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

•	We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

We have approximately 36,000 employees, of which approximately 69% are employed on a part-time basis. Over the last few years, increased wage and benefit costs have caused our Company’s labor costs to increase. While we are in the process of negotiating with our union partners for revised terms of employment for our unionized employees, we cannot assure you that our labor costs will not continue to increase, or that any such increases would be offset through increased prices of products in our stores. Any significant failure to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on our results of operations.

As of September 10, 2011, approximately 93% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although we are in the process of negotiating modifications to collective bargaining agreements that are necessary for our Company to reorganize, these negotiations may not prove successful and/or may result in the disruption of our operations if negotiations become adversarial and result in work stoppages or other labor problems.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

(a)      Exhibits required by Item 601 of Regulation S-K

EXHIBIT NO.                                       DESCRIPTION

18.1	Preferability Letter of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

The Great Atlantic & Pacific Tea Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date:  October 28, 2011                                                 By:              /s/ Melissa E. Sungela
     Melissa E. Sungela, Senior Vice President,
     Corporate Controller (Chief Accounting Officer
                                                                                                             and Duly Authorized Officer)