Form 10-Q/A
period 2011-12-06
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2011-12-06
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
Large accelerated filer ________     Accelerated filer   ___________      Non-accelerated filer       x          Smaller reporting company__________

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

EXPLANATORY NOTE

The Great Atlantic & Pacific Tea Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 18, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2011 (the “Original Filing”).

Confidental treatment was requested for certain portions of the Supply, Distribution and Related Services Agreement dated May 29, 2011 by and between the Company and C&S Wholesale Grocers, Inc.  pursuant to a confidental treatment request filed with the Commission on July 29, 2011.

On  September 19, 2011 the SEC delivered to the Company a response letter in which the SEC requested that the Company re-file the redacted agreement.

Except as set forth in Part III, no other changes are made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART II.  OTHER INFORMATION

ITEM 6 – Exhibits

(a)      Exhibits required by Item 601 of Regulation S-K

          EXHIBIT NO.                                       DESCRIPTION

10.1**	Supply, Distribution and Related Services Agreement dated May 29, 2011 by and between the Company and C&S Wholesale Grocers, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-Q/A

**
Confidential treatment has been requested for certain portions thereof pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2011.  These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date:  December 6, 2011                                                       By:         /s/ Christopher W. McGarry
                        Christopher W. McGarry, Senior Vice President,
     and General Counsel