Form 10-Q
period 2011-12-03
GREAT ATLANTIC & PACIFIC TEA CO INC
filed 2012-01-17
CIK 43300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 3, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

The number of shares of common stock outstanding as of the close of business on January 6, 2012 was 53,852,470.

PART I – FINANCIAL INFORMATION
ITEM 1 – Financial Statements

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Sales	$1,571,342	$1,793,805	$5,440,682	$6,277,014
Cost of merchandise sold	(1,126,059)	(1,258,926)	(3,916,650)	(4,414,119)
Gross margin	445,283	534,879	1,524,032	1,862,895
Store operating, general and administrative expense	(499,610)	(635,586)	(1,795,239)	(2,087,826)
Goodwill, trademark and long-lived asset impairment	(25,138)	(42,036)	(104,680)	(77,684)
Loss from continuing operations before	(79,465)	(142,743)	(375,887)	(302,615)
nonoperating income (loss), interest expense, net and
reorganization items, net
Nonoperating income (loss)	61	(213)	152	10,241
Interest expense, net	(34,499)	(40,038)	(120,782)	(147,306)
Reorganization items, net	(10,510)	-	84,516	-
Loss from continuing operations before income taxes	(124,413)	(182,994)	(412,001)	(439,680)
Benefit from income taxes	1,182	2,953	14,270	2,708
Loss from continuing operations	(123,231)	(180,041)	(397,731)	(436,972)
Discontinued operations:
Loss from operations of discontinued businesses, net of income tax benefit of $243 and $2,849 for the 12 and 40 weeks ended December 3, 2011, respectively, and $0 for the 12 and 40 weeks ended December 4, 2010, respectively	(335)	(18,687)	(1,560)	(36,655)
Gain on disposal of discontinued operations, net of income tax provision of $0 for the 12 and 40 weeks ended December 3, 2011 and December 4, 2010, respectively	-	-	-	79
Reorganization items, net of income tax provision of $0 and $14,368 for the 12 and 40 weeks ended December 3, 2011, respectively	-	-	19,841	-
(Loss) income from discontinued operations	(335)	(18,687)	18,281	(36,576)
Net loss	$(123,566)	$(198,728)	$(379,450)	$(473,548)

Net (loss) income per share – basic:
Continuing operations	$(2.31)	$(3.42)	$(7.45)	$(8.41)
Discontinued operations	(0.01)	(0.34)	0.34	(0.68)
Net loss per share – basic	$(2.32)	$(3.76)	$(7.11)	$(9.09)

Net (loss) income per share – diluted:
Continuing operations	$(2.31)	$(3.42)	$(7.45)	$(31.94)
Discontinued operations	(0.01)	(0.34)	0.34	(2.53)
Net loss per share – diluted	$(2.32)	$(3.76)	$(7.11)	$(34.47)

Weighted average common shares outstanding:
Basic	53,852,470	53,852,470	53,852,470	53,688,540
Diluted	53,852,470	53,852,470	53,852,470	14,448,398

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
(Dollars in thousands, except share amounts)
(Unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
40 Weeks Ended December 3, 2011	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at 2/26/2011, as previously reported	53,852,470	$53,852	$511,157	$(75,309)	$(1,630,664)	$(1,140,964)
Retrospective change in accounting
principle for inventory valuation	-	-	-	-	11,329	11,329
Balance at 2/26/2011, as adjusted	53,852,470	53,852	511,157	(75,309)	(1,619,335)	(1,129,635)
Net loss	-	-	-	-	(379,450)	(379,450)
Beneficial conversion feature accretion
on preferred stock	-	-	(3,703)	-	-	(3,703)
Preferred stock financing fees amortization	-	-	(1,338)	-	-	(1,338)
Other share based awards	-	-	2,925	-	-	2,925
Other comprehensive loss	-	-	-	(513)	-	(513)
Balance at 12/3/2011	53,852,470	$53,852	$509,041	$(75,822)	$(1,998,785)	$(1,511,714)

40 Weeks Ended December 4, 2010
Balance at 2/27/2010, as previously reported	55,868,129	$55,868	$526,421	$(79,403)	$(1,032,089)	$(529,203)
Retrospective change in accounting
principle for inventory valuation	-	-	-	-	9,285	9,285
Balance at 2/27/2010, as adjusted	55,868,129	55,868	526,421	(79,403)	(1,022,804)	(519,918)
Net loss	-	-	-	-	(473,548)	(473,548)
Beneficial conversion feature accretion
on preferred stock	-	-	(3,703)	-	-	(3,703)
Dividends on preferred stock	-	-	(10,631)	-	-	(10,631)
Preferred stock financing fees amortization	-	-	(1,338)	-	-	(1,338)
Stock options exercised	4,834	5	23	-	-	28
Other share based awards	407,451	407	541	-	-	948
Other comprehensive income	-	-	-	543	-	543
Balance at 12/4/2010	56,280,414	$56,280	$511,313	$(78,860)	$(1,496,352)	$(1,007,619)

Comprehensive Loss	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Net loss	$(123,566)	$(198,728)	$(379,450)	$(473,548)
Pension and other postretirement benefits (expense), net of
tax of $0 and $1,719 for the 12 and 40 weeks ended,
December 3, 2011, respectively, and $0 for the 12 and
40 weeks ended December 4, 2010, respectively	362	163	(513)	543
Other comprehensive income (loss), net of tax	362	163	(513)	543
Total comprehensive loss	$(123,204)	$(198,565)	$(379,963)	$(473,005)

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Balance Sheets
 (Dollars in thousands, except share and per share amounts)
(Unaudited)

ASSETS	December 3, 2011	February 26, 2011
Current assets:
Cash and cash equivalents	$196,806	$352,607
Restricted cash	5,015	1,731
Accounts receivable, net of allowance for doubtful accounts of $6,107 and
$5,554 at December 3, 2011 and February 26, 2011, respectively	159,151	209,966
Inventories, net	417,568	452,289
Prepaid expenses and other current assets	45,945	36,329
Total current assets	824,485	1,052,922
Non-current assets:
Property:
Property owned, net	939,978	1,163,853
Property under capital leases, net	55,276	63,346
Property, net	995,254	1,227,199
Goodwill	110,412	110,412
Intangible assets, net	116,038	124,288
Other assets	91,299	141,357
Total assets	$2,137,488	$2,656,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$350,000	$-
Current portion of obligations under capital leases	5,379	-
Current portion of real estate liabilities	447	-
Accounts payable	143,892	119,245
Book overdrafts	35,399	23,722
Accrued salaries, wages and benefits	90,757	109,428
Accrued taxes	33,129	26,175
Other accruals	63,865	65,048
Total current liabilities	722,868	343,618
Non-current liabilities:
Long-term debt	-	350,000
Long-term obligations under capital leases	52,710	-
Long-term real estate liabilities	224,118	-
Deferred real estate income	19,019	-
Other non-current liabilities	88,760	74,162
Total liabilities not subject to compromise	1,107,475	767,780
Liabilities subject to compromise	2,393,417	2,874,734
Total liabilities	3,500,892	3,642,514

Series A redeemable preferred stock – no par value, $1,000 redemption value; authorized – 700,000
shares; issued - 179,020 shares at December 3, 2011 and February 26, 2011, respectively	148,310	143,299

Commitments and contingencies (Refer to Note 22)
Stockholders’ deficit:
Common stock – $1 par value; authorized – 260,000,000 shares; issued and outstanding
– 53,852,470 shares at December 3, 2011 and February 26, 2011, respectively	53,852	53,852
Additional paid-in capital	509,041	511,157
Accumulated other comprehensive loss	(75,822)	(75,309)
Accumulated deficit	(1,998,785)	(1,619,335)
Total stockholders’ deficit	(1,511,714)	(1,129,635)
Total liabilities and stockholders’ deficit	$2,137,488	$2,656,178

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379,450)	$(473,548)
Adjustments to reconcile net loss to net cash used in
operating activities (see next page)	230,817	318,952
Other changes in assets and liabilities:
Decrease in receivables	56,236	17,803
Decrease in inventories	17,862	10,467
Increase in prepaid expenses and other current assets	(17,028)	(12,968)
(Increase) decrease in other assets	(32,346)	2,567
Decrease in accounts payable	(27,123)	(29,201)
Decrease in accrued salaries, wages and benefits, and taxes	(13,259)	(28,977)
Increase in other accruals	88,748	40,817
Decrease in other non-current liabilities	(67,780)	(25,156)
Other operating activities, net	282	(1,020)
Payments for reorganization items	(35,744)	-
Net cash used in operating activities	(178,785)	(180,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property	(33,076)	(62,854)
Proceeds from disposal of property	9,723	16,111
Proceeds from flood insurance	6,500	6,410
Proceeds from sale of assets held for sale	38,302	22,075
(Increase) decrease in restricted cash	(3,284)	303
Proceeds from sale of pharmacy assets	4,785	-
Net cash provided by (used in) investing activities	22,950	(17,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	800
Principal payments on long-term debt	(142)	(201)
Proceeds under revolving lines of credit	-	619,500
Principal payments on revolving lines of credit	-	(636,384)
Principal payments on long-term real estate liabilities	(802)	(980)
Proceeds from sale-leaseback transaction	-	89,830
Proceeds from long-term real estate liabilities	2,035	-
Principal payments on capital leases	(8,213)	(9,140)
Increase (decrease) in book overdrafts	11,677	(9,543)
Payments of financing fees for debtor-in-possession financing	(4,521)	-
Payments of financing fees for revolving line of credit	-	(2,995)
Deferred financing fees	-	(2,211)
Dividends paid on preferred stock	-	(10,500)
Proceeds from exercises of stock options	-	28
Net cash provided by financing activities	34	38,204

Net decrease in cash and cash equivalents	(155,801)	(160,015)
Cash and cash equivalents at beginning of year	352,607	252,426
Cash and cash equivalents at end of period	$196,806	$92,411

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
(Debtors-in-Possession)
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)
(Unaudited)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

	40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010
Depreciation and amortization	$141,944	$171,841
Goodwill, trademark and long-lived asset impairment	104,680	77,684
Impairment of long-lived assets in the normal course of business	5,132	1,144
Nonoperating income	(152)	(10,241)
Non-cash interest expense	10,104	27,658
Stock compensation expense	2,440	1,246
Pension withdrawal costs	13,923	-
Employee benefit related costs	1,561	13,728
Asset disposition initiatives relating to discontinued operations	-	(117)
Non-cash occupancy charges for locations closed in the normal course of business	1,800	7,024
Adjustment to occupancy reserves	92,775	52,357
Losses relating to Hurricane Irene	1,000	-
Gain from surrender of Company Owned Life Insurance Policies	(917)	-
Gain on disposal of owned property and write-down of property, net	(65)	(4,031)
Gain on disposal of discontinued operations	-	(79)
Gain on sale of pharmacy assets	(4,785)	-
Gain on sale of assets held for sale	(29,120)	(12,770)
Recognition of deferred real estate income	(2,599)	(3,434)
C&S contract effect	9,930	-
Benefit from deferred income taxes	(1,719)	(3,058)
Reorganization items, net relating to continuing operations	(84,516)	-
Reorganization items, net relating to discontinued operations	(34,209)	-
Financing fees	3,610	-
Total adjustments to net loss	$230,817	$318,952

See Notes to Consolidated Financial Statements.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

1.      Basis of Presentation

The accompanying Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss, and Consolidated Statements of Cash Flows for the 12 and 40 weeks ended December 3, 2011 and December 4, 2010 and the Consolidated Balance Sheets at December 3, 2011 and February 26, 2011 of The Great Atlantic & Pacific Tea Company, Inc. (“we”, “our”, “us” or “our Company”) are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary for a fair statement of financial position and results of operations for such periods.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes contained in our Fiscal 2010 Annual Report on Form 10-K.  Interim results are not necessarily indicative of results for a full year.

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

We are currently operating as debtors-in-possession pursuant to the Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 9 – Indebtedness and Other Financial Liabilities; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by realizing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

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

Amended and Restated Securities and Purchase Agreements
On November 3, 2011, our Company entered into Amended and Restated Securities and Purchase Agreements (“Amended and Restated SPAs”) to infuse our Company with $490.0 million new debt and equity investments from private investors comprised of (a) certain holders of our Company’s prepetition 5.125% unsecured convertible notes due in 2011, 6.75% unsecured convertible notes due in 2012 and 9.375% senior quarterly interest bonds due August 1, 2039 (such holders, the “Convertible Noteholders”), and (b) certain affiliates of The Yucaipa Companies LLC, holders of our Company’s “Series A-Y” convertible preferred stock and “Series A-T” convertible preferred stock (such holders, collectively, “Yucaipa,” and with the Convertible Noteholders, the “Investors”).  On December 6, 2011, the Bankruptcy Court authorized our Company to execute and deliver to the Investors the Amended and Restated SPAs. The Amended and Restated SPAs serve as the foundation to allow our Company to complete the restructuring of our balance sheet and emerge successfully from chapter 11 as a private entity in early 2012.

Pursuant to the Amended and Restated SPAs, the Investors are providing a total new money cash investment of $490.0 million (the “New Money Commitment”) in the form of (i) new privately placed $210.0 million face value second lien notes due November 2017 (the “New Second Lien Notes”), to be purchased by the Investors at an aggregate purchase price equal to 95% of the face value, (ii) new privately placed $210.0 million face value convertible third lien notes due 2018 (the “New Convertible Third Lien Notes”), to be purchased by the Investors at the face value and (iii) a new privately placed $80.0 million investment in an aggregate of 800,000 shares of our Company’s new common stock (the “New Equity”).

Upon the Plan effective date, our Company’s existing debtor-in-possession financing facility is required to be refinanced with a similar facility that will be raised on market terms that are in form and substance reasonably satisfactory to the Investors (the “Exit Facility”). The proceeds of the Exit Facility and the New Money Commitment, combined with our Company’s then existing cash on hand will provide the funding for the reorganization, including paying certain secured creditors in full in cash, and will provide a cash pool of $40.0 million, less the amount distributed pursuant to a substantive consolidation settlement cash pool, for distributions to general unsecured creditors.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

The consummation of the transactions (the “Closing”) contemplated thereunder is subject to the fulfillment of the conditions precedent set forth in the Amended and Restated SPAs, which include the following:

•
An Exit Facility with availability (when combined with the New Money Commitment Amount) sufficient to satisfy all allowed DIP Facility Claims, with a commitment of not less than $750.0 million and excess availability in an amount not less than $100.0 million as of the date of the Closing  (provided, however, that up to $30.0 million of such excess availability can be drawn at the Closing), and the closing and initial funding under the Exit Facility shall occur substantially concurrently with the Closing, subject to downward adjustments for each store closed after the Execution Date;

•
On the date of the Closing, (i) the aggregate amount of the Company’s unrestricted cash and cash equivalents, minus the amount of any revolving loans to be outstanding under the Exit Facility immediately after the Closing, shall be at least $70.0 million, calculated giving effect to the transactions occurring as of the date of the Closing (subject to mutually-agreeable downward adjustments for store closures and asset sales); and (ii) the aggregate amount of the Company’s unrestricted cash and cash equivalents, plus excess availability under the Exit Facility, shall be at least $170.0 million, calculated giving effect to the transactions occurring as of the date of the Closing (subject to mutually-agreeable downward adjustments for store closures and asset sales);

•
The Company’s total revenue (as defined thereunder) for the period running from (and including) the four week financial reporting period ending November 5, 2011 through the week ending immediately prior to the Plan effective date shall be at least equal to 90% of the total revenue projections set forth within the Amended and Restated SPAs, subject to mutually-agreeable downward adjustments for store closures;

•
The Company’s total gross profit (as defined thereunder) for the period running from (and including) the four week financial reporting period ending November 5, 2011 through the closed financial reporting period ending immediately prior to the Plan effective date shall be at least equal to 90% of the total gross profit projections set forth within the Amended and Restated SPAs, subject to mutually-agreeable downward adjustments for store closures;

•
The Investors or our Company shall have secured term sheets evidencing the minimum aggregate labor savings of an agreed-upon amount (excluding employee buy-out savings) over the term of the contract not to exceed five years. Such term sheets should have been filed with the Bankruptcy Court for approval on the day before the hearing on our Company’s motion to approve the Amended and Restated SPA.  The Union locals shall have ratified the term sheet and the effective date of which shall be no later than December 4, 2011.

If the Closing occurs, our Company will pay the Convertible Noteholders a commitment fee in the aggregate amount of $40.0 million, payable in the form of the New Convertible Third Lien Note.  As a result, the aggregate outstanding balance of the New Convertible Third Lien Note after the transaction will be $250.0 million, which amount includes the $210.0 million initial cash investment to be purchased by the Investors as part of the New Money Commitment (see discussion above). As of December 3, 2011, we are in compliance with the conditions precedent related to our Company’s total revenue and gross profit.

We are in the process of negotiating our Exit Facility and we are currently in compliance with all other conditions precedent to the extent applicable prior to the closing of the transaction.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Plan of Reorganization
On November 14, 2011, our Company filed with the Bankruptcy Court the Debtors’ Joint Plan of Reorganization (the “Plan”) pursuant to chapter 11 of the Bankruptcy Code and a related Disclosure Statement for the Debtors’ Plan (the "Disclosure Statement") pursuant to chapter 11 of the United States Bankruptcy Code. On November 30, 2011, our Company filed revised versions of the Plan and related Disclosure Statement and a motion for entry of an order approving: (a) the adequacy of the Debtors’ Disclosure Statement; (b) the solicitation and notice procedures with respect to the confirmation of the Debtors proposed reorganization plan; (c) the form of various ballots and notices in connection therewith; and (d) the scheduling of certain dates with respect thereto.

The Disclosure Statement contains detailed information about the Plan, our five-year financial projections and events leading up to our Company’s chapter 11 cases.  On December 20, 2011, the Bankruptcy Court approved the adequacy of information in the Disclosure Statement and authorized our Company to send the Disclosure Statement, the Plan and ballots to creditors entitled to vote on the Plan. The deadline for voting on the Plan is January 24, 2012. A hearing before the Bankruptcy Court on the confirmation of the Plan is scheduled for February 6, 2012. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.

The Plan will become effective only if it is confirmed by the Bankruptcy Court and upon the fulfillment of certain other conditions contained in the Plan. These conditions precedent include, but are not limited to, the following:

•	the Bankruptcy Court shall have entered the confirmation order and such confirmation order shall have become a final order;
•	the conditions precedent to the Exit Facility shall have been satisfied and/or waived;
•	all conditions to the effectiveness of the Amended and Restated SPAs shall have been satisfied or waived in accordance with the terms thereof; and
•	the commitment fee shall be paid concurrently with the Plan effective date to the new Investors, as provided in the Amended and Restated SPAs.

Pursuant to the terms of the Amended and Restated SPAs, the Debtors (in consultation with the Creditors’ Committee and the DIP Facility Administrative Agent) and the Investors may jointly waive any of the conditions to the Plan effective date, except with respect to certain conditions, which waiver requires the consent of consenting noteholders in accordance with the plan support agreement. Our Company cannot make any assurances as to when, or ultimately if, the Plan will become effective

The summary of the provisions of the Plan contained herein highlights certain substantive provisions of the Plan and is not a complete description of the Plan or its provisions. The summary is qualified in its entirety by reference to the full text of the Plan, which is available at www.kccllc.net/APTea.com link.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Overall Structure of the Plan
The Plan contemplates the reorganization of our Company and the discharge of all claims against and interests in our Company. As part of the Plan, the Debtors and the Investors entered into Amended and Restated SPAs (see detailed discussion separately), which will serve as the backbone of the Plan. In connection with the Investor’s purchase of the New Equity and New Convertible Third Lien Notes, Yucaipa will acquire warrants to purchase New Equity representing 7% of the fully diluted common equity in the new company at the time of the Plan effective date.

Unless otherwise provided in the Plan or the Amended and Restated SPAs, our Company, shall use the proceeds received from the New Money Commitment, together with proceeds from the Exit Facility and other funds held by the Debtors on the Plan effective date, (i) to make cash distributions required by the Plan, (ii) to pay Transaction Expenses (as defined in the Amended and Restated SPAs) not previously paid, (iii) to pay other expenses of the chapter 11 cases, to the extent so ordered by the Bankruptcy Court, and (iv) for general corporate purposes.

The Plan may also provide for an incremental recovery to trade creditors designated by our Company and the Investors that enter into a post-effective date trade agreement acceptable to our Company and the Plan Sponsors.

Substantive Consolidation Settlement
The Plan provides for a settlement and compromise of the issues relating to whether the liabilities and assets of the Debtors should be substantively consolidated for purposes of distributions under the Plan. Pursuant to the Substantive Consolidation Settlement set forth within the Plan, holders of allowed unsecured claims will receive their pro rata shares of unsecured creditor cash pool. The holders of allowed pension withdrawal claims, allowed guaranteed landlord claims and other allowed unsecured claims will receive the recoveries set forth within the Plan.

Treatment of Claims
The Plan shall provide, unless a holder of an allowed claim agrees to a different treatment, for the following treatment of allowed claims:
•	DIP facility claims will be satisfied in full in cash;
•	Administrative and priority claims will be satisfied in full in cash;
•
Second Lien Notes Claims that are allowed by the Bankruptcy Court will be satisfied in full in cash, provided that upon agreement of the Investors and our Company, the Plan may provide for the cramdown of the Second Lien Notes Claims to the extent permitted by 11 U.S.C. 1129(b)(2), and the  funding of the New Money Commitment may be adjusted accordingly in such instance so that the New Second Lien Notes would not be purchased by the Investors; and

•	Unsecured Claims that are allowed by the Bankruptcy Court will receive cash distributions from the unsecured credit cash pool.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

New Equity
The issuance of the New Equity by the new company to the Investors on the Plan effective date in consideration for the New Equity investment is authorized without the need for any further corporate action or without any further action by the new company, as applicable. On the Plan effective date, each of the new company shall be a private company. As such, the new company will not list the New Equity on a national securities exchange as of the Plan effective date.

Certificate of Incorporation and Bylaws
The certificates of incorporation and bylaws (or other formation documents relating to limited liability companies, limited partnerships, or other forms of Entity) of the Debtors (other than our Company) shall be amended in a form as may be required to be consistent with the provisions of the Plan, the Amended and Restated SPAs and the Bankruptcy Code, and shall be in form and substance acceptable to the Investors. The new company’s Charter will, among other things, (1) authorize the issuance of the shares of New Equity; and (2) pursuant to and only to the extent required by section 1123(a)(6) of the Bankruptcy Code, include a provision prohibiting the issuance of non-voting Equity Securities (as defined in section 101(16) of the Bankruptcy Code).

Directors and Officers of Reorganized A&P
On the Plan effective date, the term of the current members of the board of directors of our Company shall expire, and the New Board shall be appointed pursuant to the Amended and Restated SPAs. The New Board shall have been reconstituted to consist of seven directors, of whom at least five directors shall be persons designated by the Investors, one director shall be designated by the Union, and one person shall be the Chief Executive Officer of the new company. On and after the Plan effective date, each director or officer of new company shall serve pursuant to the terms of the new company Charter, the new company Bylaws, or other constituent documents, the Management Services Agreement, as applicable, and applicable state corporation law.

Management Equity Incentive Plan
The Management Equity Incentive Program (the “MEIP”) for the new company shall become effective on the Plan effective date without need for further corporate action as contemplated by the Amended and Restated SPAs. The MEIP’s terms and conditions shall be set forth in a Plan Supplement which will be filed with the Bankruptcy Court prior to the commencement of the Bankruptcy Court’s hearing to consider confirmation of the Plan.

Pension
As of the Plan effective date, the new company shall continue our Company’s defined benefit plans in accordance with, and subject to, their terms, ERISA, and the Internal Revenue Code, and shall preserve all of their rights thereunder. The pension claims and all proofs of claims filed on account thereof shall be deemed withdrawn as of the Plan effective date without any further action of the Debtors, the new company or the PBGC, and without any further action, order, or approval of the Bankruptcy Court.

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

Our Company expects it will realize a run-rate of more than $60.0 million in annual savings commencing with our Company’s emergence from the Bankruptcy Filing pursuant to a plan of reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Assumed Leases
During the 12 and 40 weeks ended December 3, 2011, our Company assumed 63 and 393 real estate leases, respectively, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $8.4 million have been paid to the landlords.

Corporate Owned Life Insurance Policies
On September 9, 2011, our Company, together with the Security Life of Denver Life Insurance Company (the “Insurer”), filed a Stipulation and Order permitting the Insurer relief from the automatic stay to enforce certain rights and remedies (“Stipulation”) against our Company’s pre-petition Corporate Owned Life Insurance Policies (“COLI”). The Stipulation was approved by the Bankruptcy Court on September 29, 2011, which permitted the Insurer to enforce their rights and remedies to COLI under the “Paid-Up Insurance” non-forfeiture option. This option resulted in no cash outlay by our Company. In connection with the cancellation of COLI, we wrote-off the related loans on COLI of $61.9 million, accrued interest of $4.8 million, with an offsetting write-off of other assets of $65.8 million, resulting in a net gain of $0.9 million, which was recorded in “Store operating, general and administrative expense” in our Consolidated Statements of Operations during the 12 and 40 weeks ended December 3, 2011.

Significant Accounting Policies
A summary of our significant accounting policies may be found in our Annual Report on Form 10-K for the year ended February 26, 2011. Except for as described below, there have been no changes in these policies during the 40 weeks ended December 3, 2011.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Change in Accounting Policy
Effective June 19, 2011, our Company changed its method of valuing inventories held at our Pathmark stores from the last-in first-out (“LIFO”) method to the first-in first-out (“FIFO”) method. As previously noted, our Company entered into a definitive supply agreement with C&S effective May 29, 2011 to provide Services in support of a substantial portion of our Company’s supply chain. As a result of the agreement with C&S, our Company began transitioning our inventory to different warehouses such that, beginning in our second fiscal quarter of 2011, the Pathmark inventory is no longer separately segregated and managed. Our Company believes that the FIFO method of inventory valuation is preferable under GAAP and improves financial reporting because it conforms all of our Company’s inventories to a consistent inventory method and the use of FIFO better aligns costing with our Company’s forecasting and procurement decisions.  As described in the accounting guidance for accounting changes and error corrections, the comparative Consolidated Financial Statements of prior periods presented have been adjusted to apply the new accounting method retrospectively.

The following line items within the Consolidated Statements of Operations were affected by the change in accounting policy:

	For the 12 Weeks Ended December 4, 2010
	As Originally Reported	As Adjusted	Change: (Decrease) / Increase
Cost of merchandise sold	$(1,259,568)	$(1,258,926)	$(642)
Gross margin	534,237	534,879	642
Loss from continuing operations before benefit from income taxes	(183,636)	(182,994)	642
Benefit from income taxes	2,953	2,953	-
Loss from continuing operations	(180,683)	(180,041)	642
Loss from discontinued operations	(18,687)	(18,687)	-
Net loss	(199,370)	(198,728)	642

Net loss per share – basic:
Continuing operations	$(3.44)	$(3.42)	$0.02
Discontinued operations	(0.34)	(0.34)	-
Net loss per share - basic	$(3.78)	$(3.76)	$0.02

Net loss per share – diluted:
Continuing operations	$(3.44)	$(3.42)	$0.02
Discontinued operations	(0.34)	(0.34)	-
Net loss per share - diluted	$(3.78)	$(3.76)	$0.02

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	For the 40 Weeks Ended December 3, 2011			For the 40 Weeks Ended December 4, 2010
	As Computed under LIFO	As Reported under FIFO	Change: (Decrease) / Increase	As Originally Reported	As Adjusted	Change: (Decrease) / Increase
Cost of merchandise sold	$(3,918,613)	$(3,916,650)	$(1,963)	$(4,416,258)	$(4,414,119)	$(2,139)
Gross margin	1,522,069	1,524,032	1,963	1,860,756	1,862,895	2,139
Loss from continuing operations before benefit from income taxes	(413,964)	(412,001)	1,963	(441,819)	(439,680)	2,139
Benefit from income taxes	14,270	14,270	-	2,708	2,708	-
Loss from continuing operations	(399,694)	(397,731)	1,963	(439,111)	(436,972)	2,139
Income (loss) from discontinued operations	18,281	18,281	-	(36,576)	(36,576)	-
Net loss	(381,413)	(379,450)	1,963	(475,687)	(473,548)	2,139

Net (loss) income per share – basic:
Continuing operations	$(7.49)	$(7.45)	$0.04	$(8.45)	$(8.41)	$0.04
Discontinued operations	0.34	0.34	-	(0.68)	(0.68)	-
Net loss per share - basic	$(7.15)	$(7.11)	$0.04	$(9.13)	$(9.09)	$0.04

Net (loss) income per share – diluted:
Continuing operations	$(7.49)	$(7.45)	$0.04	$(32.09)	$(31.94)	$0.15
Discontinued operations	0.34	0.34	-	(2.53)	(2.53)	-
Net loss per share - diluted	$(7.15)	$(7.11)	$0.04	$(34.62)	$(34.47)	$0.15

The following line items within the Consolidated Balance Sheets were affected by the change in accounting policy:

	As of February 26, 2011
	As Originally Reported	As Adjusted	Change
Inventories, net	$440,960	$452,289	$11,329
Accumulated deficit	(1,630,664)	(1,619,335)	11,329

There was no impact on net cash provided by operating activities as a result of this change in accounting policy.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

2.      Recently Issued Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued updated guidance on the presentation of comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. All changes in our Company’s stockholders’ deficit will be presented in either a single continuous statement of comprehensive loss or in two separate but consecutive statements. In December 2011, the FASB amended the updated guidance issued in June 2011 to defer certain presentation requirements. The amended updated guidance is to be applied retrospectively and is effective for public entities for fiscal years, and interim periods within those years, ending after December 15, 2011 with early adoption permitted. The impact of this update is expected to be immaterial.

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

Goodwill
We considered whether there have been any triggering events requiring an interim impairment test in the third quarter of fiscal 2011 and concluded that an impairment analysis was not required. We continue to anticipate that expected savings from the recently negotiated C&S supply agreement and the recently Modified Collective Bargaining Agreements (“Modified CBAs”, refer to Note 22 – Commitment and

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Contingencies for additional information) will improve future cash flows at the reporting units to a level that will exceed the related carrying value of the assets.  We will continue to monitor actual results against our expectations from these events, and if we experience negative results, we will assess the related impact as part of our annual impairment assessment in the fourth quarter of fiscal 2011.

We believe that our estimates are appropriate based on our current trends and recently negotiated contracts. However, we can provide no assurance that we will not be required to make adjustment to goodwill in the future due to market conditions or other factors related to our performance, including a decline in our forecasted results resulting from changes in projected on-going profitability, our capital investment budgets or change in our interest rates.

The carrying amount of our goodwill was $110.4 million at December 3, 2011 and February 26, 2011, respectively.  Our goodwill allocation by segment at December 3, 2011 and February 26, 2011 was as follows:

	Fresh	Gourmet	Other	Total
Goodwill	$116,032	$12,110	$5,974	$134,116
Accumulated impairment losses	(23,704)	-	-	(23,704)
Goodwill at February 26, 2011 and December 3, 2011	$92,328	$12,110	$5,974	$110,412

Intangible Assets, net
We considered for the Pathmark intangible assets whether there have been any triggering events requiring an interim impairment test in the third quarter of fiscal 2011 and concluded that an impairment analysis was not required. We continue to anticipate that expected savings from the recently negotiated C&S supply agreement and the recently Modified CBAs will improve future cash flows at the Pathmark reporting unit to a level that will exceed the related carrying value of the assets. We will continue to monitor actual results against our expectations from these events, and if we experience negative results, we will assess the related impact as part of our annual impairment assessment in the fourth quarter of fiscal 2011.

We believe that our estimates are appropriate based on our current trends and recently negotiated contracts. However, we can provide no assurance that we will not be required to make adjustment to intangible assets in the future due to market conditions or other factors related to our performance, including a decline in our forecasted results resulting from changes in projected on-going profitability, our capital investment budgets or change in our interest rates.

During the third quarter of fiscal 2010, we determined that there was an interim impairment triggering event requiring us to evaluate the intangible assets of the Pathmark reporting unit for possible impairment. We evaluated the fair value of the Pathmark trademark using the relief-from-royalty method. As a result of lowered revenue expectations, the carrying value exceeded the indicated fair value of the Pathmark

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

trademark, resulting in an impairment of $12.7 million during the third quarter of fiscal 2010, which we recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations. During the third quarter of fiscal 2010, we also determined that we had a triggering event requiring us to evaluate the recoverability of our amortizable intangible assets for possible impairment. We evaluated the expected undiscounted cash flows of the Pathmark reporting unit compared to the book value of all long-lived assets, including intangible assets other than goodwill, noting no impairment of our amortizable intangible assets.

Intangible assets acquired as part of our acquisition of Pathmark in December 2007 consisted of the following:

	Weighted Average	Gross	Accumulated	Accumulated
	Amortization	Carrying	Amortization at	Amortization at
	Period (Years)	Amount	December 3, 2011	Feb. 26, 2011
Loyalty card customer relationships	5	$19,200	$15,061	$11,815
In-store advertiser relationships	20	14,720	2,944	2,378
Pharmacy payor relationships	13	75,000	23,077	18,639
Pathmark trademark, net of impairment of $12.7 million	Indefinite	48,200	-	-
Total		$157,120	$41,082	$32,832

Amortization expense relating to our intangible assets for the 12 weeks ended December 3, 2011 and December 4, 2010 was $2.5 million during each period. Amortization expense relating to our intangible assets for the 40 weeks ended December 3, 2011 and December 4, 2010 was $8.3 million during each period.

The following table summarizes the estimated future amortization expense for our finite-lived intangible assets:

2011	$ 2,475
2012	9,670
2013	6,505
2014	6,505
2015	6,505
Thereafter	36,178

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 3, 2011 and February 26, 2011:

		Fair Value Measurements at December 3, 2011 Using
		Quoted Prices	Significant Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 3, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,552	$-	$1,552	$-

Liabilities:
Series B warrant	$18	$-	$18	$-

		Fair Value Measurements at Feb. 26, 2011 Using
		Quoted Prices	Significant Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	Feb. 26, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$1,553	$-	$1,553	$-

Liabilities:
Series B warrant	$170	$-	$170	$-

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the 12 and 40 weeks ended December 3, 2011.

Level 3 Valuations
We did not have any financial assets or liabilities classified as Level 3 within the fair value hierarchy as of December 3, 2011 and February 26, 2011.

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

Long-Term Debt
The following table provides the carrying values recorded in our Consolidated Balance Sheets and the estimated fair values of financial instruments as of December 3, 2011 and February 26, 2011:

	At December 3, 2011		At February 26, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Current portion of long-term debt	$350,000	$350,000	$159	$159
Long-term debt – subject to compromise	905,191	315,417	1,255,225	765,577

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

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 12 and 40 weeks ended December 3, 2011, we recorded impairment charges on long-lived assets of $3.6 million and $5.1 million, respectively, related to locations that were closed or converted in the normal course of business, as compared to nil and $1.1 million in impairment losses recorded during the 12 and 40 weeks ended December 4, 2010, respectively.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In January 2012, our Company filed a motion with the Bankruptcy Court seeking approval to close 14 stores in four states as our Company prepares to emerge from chapter 11.  These store closures are expected to be completed in our Company’s first quarter of fiscal 2012.  In connection with our review of long-lived assets at these stores, we recorded an impairment charge of $6.8 million during the 12 weeks ended December 3, 2011, of which $4.1 million and $2.7 million related to our Fresh and Pathmark reporting segments, respectively.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia (the “Southern Stores”).  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which were

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

a part of our Fresh reportable segment, for $38.3 million in cash which relates to fixed assets. The transactions closed during June and July 2011 resulting in a gain of $29.1 million, which was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations in the second quarter of fiscal 2011. In connection with our review of long-lived assets at these stores, we recorded an impairment charge of $3.0 million during the 40 weeks ended December 3, 2011, all of which pertained to our Fresh reporting segment. These store closures and sales were completed by July 9, 2011.

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

In the second quarter of fiscal 2010, our Company announced the closure of 25 stores in five states as we began the implementation and execution phase of our comprehensive financial and operational restructuring. These store closures were completed in the third quarter of fiscal 2010.  We recorded an impairment charge of $1.1 million and $24.8 million during the 12 and 40 weeks ended December 4, 2010.

These impairment amounts noted above were recorded within “Goodwill, trademark and long-lived asset impairment” in our Consolidated Statements of Operations.

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our third quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $18.3 million and $94.4 million during the 12 and 40 weeks ended December 3, 2011, respectively, which related to favorable leases with a carrying amount of $32.3 million to their fair value of $14.0 million for the 12 weeks ended December 3, 2011. The impairment charge of $18.3 million and $94.4 million recorded during the 12 weeks and 40 weeks ended December 3, 2011, respectively, all related to our Pathmark reportable segment.

We recorded an impairment charge of $28.2 million and $40.2 million during the 12 and 40 weeks ended December 4, 2010, respectively, to partially write down stores’ long-lived assets, which primarily consist of favorable leases and which also included capital leases and land and buildings, with a carrying amount of $63.0 million to their fair value of $34.8 million for the 12 weeks ended December 4, 2010.  The impairment charge of $28.2 million during the 12 weeks ended December 4, 2010 all related to Pathmark. The impairment charge of $40.2 million recorded during the 40 weeks ended December 4, 2010 all related to Pathmark, with the exception of $0.9 million which related to SuperFresh.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

These impairment amounts noted above were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and the recently Modified CBAs. If current operating levels do not improve or the expected cost savings from Modified CBAs are not realized, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

6.      Hurricane Irene and Impact on our Company Stores

In August 2011, Hurricane Irene had a major effect on certain portions of the Northeast region and resulted in the significant interruption of business for eleven of our Company stores. As of December 3, 2011, ten of these stores had fully resumed operations but one remains closed.

We maintain insurance coverage for this type of loss which provides for reimbursement from losses resulting from property damage, loss of product as well as business interruption coverage. During the second quarter of fiscal 2011, we recorded an impairment loss of $5.3 million for property, plant and equipment that was damaged as a result of the hurricane, an inventory loss of $6.9 million and $0.8 million in other related hurricane costs.

Our Company is currently assessing the remaining extent of our losses in the Northeast region and we expect to recover the losses caused by Hurricane Irene in excess of our estimated insurance deductible of approximately $1.0 million, which was recorded in “Store operating, general and administrative expense” in our Consolidated Statements of Operations during the second quarter of fiscal 2011. We also recorded $12.0 million in receivable related to the amount we expect to recover for impairment and out-of-pocket expenses in excess of our estimated insurance deductible.

During the 12 weeks ended December 3, 2011, we recorded an additional $1.9 million in other related hurricane costs. We also received cash payments of $15.0 million, representing a portion of our losses that we expect to recover. As part of the $15.0 million cash payments, $8.0 million related to recoveries for inventory losses, $6.5 million related to fixed assets and $0.5 million related to out-of-pocket expenses.

7.  Other Accruals

Other accruals at December 3, 2011 and February 26, 2011 were comprised of the following:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	At December 3, 2011			At February 26, 2011
	Other			Other
	Accruals			Accruals
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to	Other	Statement	Subject to	Other
	Classification	Compromise(1)	Accruals	Classification	Compromise(1)	Accruals
Self-insurance reserves	$51,696	$(43,393)	$8,303	$47,792	$(45,466)	$2,326
Deferred taxes	15,239	-	15,239	28,335	-	28,335
Closed locations reserves	1,064	-	1,064	11,358	(11,358)	-
Damages claim for rejected leases	186,632	(186,632)	-	106,642	(106,642)	-
Pension withdrawal liabilities	10,461	(10,461)	-	10,461	(10,461)	-
GHI liability for employee benefits	8,163	(8,163)	-	7,776	(7,776)	-
Accrued occupancy-related costs
for open stores	40,321	(21,708)	18,613	48,742	(24,523)	24,219
Deferred income	23,033	(11,776)	11,257	23,299	(21,363)	1,936
Deferred real estate income	1,670	(824)	846	2,508	(2,508)	-
Accrued audit, legal and other	11,464	(6,840)	4,624	11,777	(8,118)	3,659
Accrued interest	57,855	(56,669)	1,186	35,600	(33,921)	1,679
Other postretirement and
postemployment benefits	2,944	(2,944)	-	2,918	(2,918)	-
Accrued advertising	509	-	509	718	-	718
Other accruals	4,079	(1,855)	2,224	10,181	(8,005)	2,176
Total	$415,130	$(351,265)	$63,865	$348,107	$(283,059)	$65,048

 (1) Refer to Note 10 – Liabilities subject to compromise for additional information.

8.  Other Non-Current Liabilities

Other non-current liabilities at December 3, 2011 and February 26, 2011 were comprised of the following:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	At December 3, 2011			At February 26, 2011
	Non-Current			Non-Current
	Liabilities			Liabilities
	Prior to	Amounts	Other	Prior to	Amounts	Other
	Financial	Classified as	Non-	Financial	Classified as	Non-
	Statement	Subject to	Current	Statement	Subject to	Current
	Classification	Compromise(1)	Liabilities	Classification	Compromise(1)	Liabilities
Self-insurance reserves	$386,359	$(336,008)	$50,351	$366,891	$(354,704)	$12,187
Closed locations reserves	1,455	-	1,455	39,192	(39,192)	-
Pension withdrawal liabilities	104,750	(104,750)	-	86,735	(86,735)	-
GHI liability for employee benefits	93,164	(93,164)	-	86,505	(86,505)	-
Pension plan benefits	132,217	(132,217)	-	125,000	(125,000)	-
Other postretirement and
postemployment benefits	39,014	(39,014)	-	38,737	(38,737)	-
Loans on life insurance policies	-	-	-	61,943	-	61,943
Step rent liabilities	48,262	(13,314)	34,948	56,287	(56,287)	-
Deferred income	22,130	(21,720)	410	53,031	(53,031)	-
Deferred real estate income	13,046	(13,046)	-	86,801	(86,801)	-
Unfavorable lease liabilities	766	-	766	4,201	(4,201)	-
Other non-current liabilities	10,621	(9,791)	830	11,348	(11,316)	32
Total	$851,784	$(763,024)	$88,760	$1,016,671	$(942,509)	$74,162

 (1) Refer to Note 10 – Liabilities subject to compromise for additional information.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

9.      Indebtedness and Other Financial Liabilities

Our indebtedness at December 3, 2011 and February 26, 2011 consisted of the following debt obligations:

	At			At
	December 3, 2011			February 26, 2011
	Indebtedness			Indebtedness
	Prior to	Amounts		Prior to	Amounts
	Financial	Classified as		Financial	Classified as
	Statement	Subject to		Statement	Subject to
	Classification	Compromise(1)	Indebtedness	Classification	Compromise(1)	Indebtedness
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$-	$350,000	$350,000	$-	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	(10,000)	-	10,000	(10,000)	-
5.125% Convertible Senior Notes, due June 15, 2011	165,000	(165,000)	-	165,000	(165,000)	-
9.125% Senior Notes, due December 15, 2011	12,840	(12,840)	-	12,840	(12,840)	-
6.750% Convertible Senior Notes, due December 15, 2012	255,000	(255,000)	-	255,000	(255,000)	-
11.375% Senior Secured Notes, due August 1, 2015	260,000	(260,000)	-	260,000	(260,000)	-
9.375% Notes, due August 1, 2039	200,000	(200,000)	-	200,000	(200,000)	-
Other	2,351	(2,351)	-	2,544	(2,544)	-
Subtotal	1,255,191	(905,191)	350,000	1,255,384	(905,384)	350,000
Less current portion of long-term debt	(350,000)	-	(350,000)	(159)	159	-
Long-term debt	$905,191	$(905,191)	$-	$1,255,225	$(905,225)	$350,000

(1) Refer to Note 10 – Liabilities subject to compromise for additional information.

Debtor-In-Possession Credit Agreement
In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011, further amended by that certain Second Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of September 21, 2011 (the “Second Amendment to the DIP Credit Agreement”), as may be further amended, amended and restated, supplemented or otherwise modified from time to time (the “DIP Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility. The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

The DIP Credit Agreement also contains certain financial covenants. The Second Amendment to the DIP Credit Agreement amended the covenants regarding minimum excess availability and minimum cumulative EBITDA. The Second Amendment to the DIP Credit Agreement changed the measurement intervals for minimum excess availability requirements and reduced the minimum cumulative EBITDA requirements to have them measured beginning with respect to the period ending December 31, 2011 rather than prior to such time as required by the DIP Credit Agreement, provided that if the Company has filed a Plan of Reorganization reasonably satisfactory to the DIP Lenders prior to December 31, 2011, the measurement period for the minimum cumulative EBITDA covenant will be measured beginning on February 25, 2012. The financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, include a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after the delivery of financial statements to the DIP Lenders for the period ended December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in the table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

The Administrative Agent for the DIP Lenders has confirmed that it is reasonably satisfied with our Company’s Plan of Reorganization and, as such, the minimum EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 have been waived. If the treatment of the DIP Lenders’ claims under the Plan of Reorganization is subsequently modified, the minimum cumulative EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 may revert. There is no guarantee that we will continue to receive such waiver for future periods from our DIP Lenders if we continue not to be in compliance with the required covenant.

Meeting our EBITDA covenant requires increasing levels of performance throughout the years, including the successful implementation of our business improvement initiatives. As part of these initiatives, we entered into a definitive supply agreement with C&S to provide Services and on December 5, 2011, subsequent to our balance sheet date, we negotiated with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. When establishing the EBITDA covenants, we anticipated entering these agreements earlier in the fiscal year. Due to the timing of the recently negotiated agreements, these savings did not start to be realized until the fourth quarter of 2011 but were included in EBITDA covenant requirement outlined above. As a result, as of December 3, 2011, we are currently expecting EBITDA to be below the minimum cumulative EBITDA covenant level above for December 31, 2011 although, as noted above, that covenant has been waived. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Amended and Restated Securities and Purchase Agreements
On November 3, 2011, our Company entered Amended and Restated SPAs to infuse our Company with $490.0 million new debt and equity investments from private investors comprised of (a) certain holders of our Company’s prepetition 5.125% unsecured convertible notes due in 2011, 6.75% unsecured convertible notes due in 2012 and 9.375% senior quarterly interest bonds due August 1, 2039 and (b) certain affiliates of The Yucaipa Companies LLC, holders of our Company’s “Series A-Y” convertible preferred stock and “Series A-T” convertible preferred.  On December 6, 2011, the Bankruptcy Court authorized our Company to execute and deliver to the Investors the Amended and Restated SPAs. The Amended and Restated SPAs serve as the foundation to allow our Company to complete the restructuring of our balance sheet and emerge successfully from chapter 11 as a private entity in early 2012.

Pursuant to the Amended and Restated SPAs, the Investors are providing a total new money cash investment of $490.0 million in the form of (i) new privately placed $210.0 million face value second lien notes due November 2017, to be purchased by the Investors at an aggregate purchase price equal to 95% of the face value, (ii) new privately placed $210.0 million face value convertible third lien notes due 2018, to be purchased by the Investors at the face value and (iii) a new privately placed $80.0 million investment in an aggregate of 800,000 shares of our Company’s new common stock.

Upon the plan effective date, our Company’s existing debtor-in-possession financing facility is required to be refinanced with a similar facility that will be raised on market terms that are in form and substance reasonably satisfactory to the Investors. The proceeds of the Exit Facility and the New Money Commitment, combined with our Company’s then existing cash on hand will provide the funding for the reorganization, including paying certain secured creditors in full in cash, and will provide a cash pool of $40.0 million, less the amount distributed pursuant to a substantive consolidation settlement cash pool, for distributions to general unsecured creditors.

The Closing contemplated thereunder is subject to the fulfillment of the conditions precedent set forth in the Amended and Restated SPAs refer to Note 1 – Basis of Presentation for additional information.

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

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

The value of the Series B warrants as of December 3, 2011 and February 26, 2011 was deminimus and $0.2 million, respectively, and is included in “Liabilities subject to compromise” in our Consolidated Balance Sheets.  Our “Nonoperating income” for the 12 and 40 weeks ended December 3, 2011 was comprised of gains of approximately $0.1 and $0.2 million, respectively, relating to market value adjustments for Series B warrants.   Market value adjustments for Series B warrants recorded during the 12 and 40 weeks ended December 4, 2010 was consisted of a loss of $0.2 million and a gain of $10.2 million, respectively.  The following assumptions and estimates were used in the Black-Scholes model used to value the Series B warrants:

	At	At
	December 3, 2011	February 26, 2011
Expected life	3.52 Years	4.29 Years
Volatility	133.3%	111.3%
Dividend yield range	0%	0%
Risk-free interest rate	0.39%	2.16%

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

We have been paying and intend to continue to pay undisputed post-petition claims in the normal course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the Bankruptcy Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

is the date by which claims against our Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the Bankruptcy Court and wish to receive any distribution in the Bankruptcy Filing. The bar date of June 17, 2011 set by the Bankruptcy Court has passed. Thus far, claimants filed over nine thousand claims against our Company, asserting approximately $28.0 billion worth of liabilities.  Our Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by our Company. If necessary, in the event of a claims dispute, the Bankruptcy Court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

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

Liabilities subject to compromise consist of the following:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	At	At
	December 3, 2011	February 26, 2011
Accounts payable	$168,678	$212,135
Accrued salaries, wages, and benefits	10,958	10,939
Self-insurance reserves	379,401	400,170
Closed locations reserves	-	50,550
Damages claim for rejected leases	186,632	106,642
Pension withdrawal liabilities	115,211	97,196
GHI liability for employee benefits	101,327	94,281
Accrued occupancy-related costs for open stores	21,708	24,523
Deferred income	33,496	74,394
Deferred real estate income	13,870	89,309
Accrued audit, legal and other	6,840	8,118
Accrued interest	56,669	33,921
Other postretirement and postemployment benefits	41,958	41,655
Other accruals	1,855	8,005
Pension plan benefits	132,217	125,000
Step rent liabilities	13,314	56,287
Unfavorable lease liabilities	-	4,201
Other noncurrent liabilities	9,791	11,316
5.125% Convertible Senior Notes, due June 15, 2011	165,000	165,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
9.125% Senior Notes, due December 15, 2011	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039	200,000	200,000
Other debt	2,369	2,714
Obligations under capital leases	44,254	121,058
Real estate liabilities	150,029	399,480
Total liabilities subject to compromise	$2,393,417	$2,874,734

Rejected Leases
During the 40 weeks ended December 3, 2011, we rejected 63 of our leases through the bankruptcy process, reducing the closed locations reserves balance associated with these leases by $52.6 million, net to the allowable claim for damages of $186.6 million as of December 3, 2011. In connection with the rejected leases during the 40 weeks ended December 3, 2011, the related deferred real estate income, unfavorable lease liabilities, obligations under capital leases and real estate liabilities were written off, all which were recorded to “Reorganization items, net” in our Consolidated Statements of Operations. Refer to Note 15 – Reorganization Items, Net, for further discussion of our rejected leases.

Assumed Leases
During the 12 and 40 weeks ended December 3, 2011, our Company assumed 63 and 393 real estate leases, respectively, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $8.4 million have been paid to the landlords.

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

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of December 3, 2011 and February 26, 2011.  The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  We are currently not accruing for the 8% dividend and no dividends have been paid during the pendency of our bankruptcy case.

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

During the 12 and 40 weeks ended December 3, 2011, we recorded deferred financing fees amortization of $0.4 million and $1.3 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $3.7 million, respectively, within “Additional paid-in capital”. During the 12 and 40 weeks ended December 4, 2010, we recorded deferred financing fees amortization of $0.4 million and $1.3 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $3.7 million, respectively, within “Additional paid-in capital”.  During the 12 and 40 weeks ended December 4, 2010, we accrued Preferred Stock dividends of $3.2 million and $10.6 million, respectively, within “Additional paid-in capital” and paid Preferred Stock cash dividends of $3.5 million and $10.5 million, respectively.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

12.  Stock Based Compensation

At December 3, 2011, we had two stock-based compensation plans, the 2008 Long Term Incentive and Share Award Plan and the 2004 Non-Employee Director Compensation Plan.  The general terms of each plan are reported in our Fiscal 2010 Annual Report on Form 10-K.

The components of our compensation expense (income) related to stock-based incentive plans were as follows:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Stock options	$686	$911	$2,008	$665
Restricted stock units	245	249	896	(42)
Common stock granted to Directors	-	187	(464)	623
Total stock-based compensation expense	$931	$1,347	$2,440	$1,246

There were no stock-based grants during the 40 weeks ended December 3, 2011.

Stock options
As of December 3, 2011, approximately $4.9 million, net of tax, of total unrecognized compensation expense related to unvested stock option awards will be recognized over a weighted average period of 1.7 years.

Restricted Stock
None of the previously granted restricted stock units vested during the 12 and 40 weeks ended December 3, 2011.  As of December 3, 2011, approximately $1.1 million, net of tax, of total unrecognized compensation expense relating to restricted stock units granted during fiscal 2010 and fiscal 2009 is expected to be recognized through fiscal 2013.

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

13.  Retirement Plans and Benefits

Defined Benefit Plans
The components of our net pension cost were as follows:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec, 4, 2010
Service cost	$1,498	$1,528	$4,994	$5,093
Interest cost	6,628	6,682	22,093	22,273
Expected return on plan assets	(7,176)	(6,640)	(23,921)	(22,133)
Amortization of:
Net prior service cost	21	34	70	115
Actuarial loss	404	439	1,347	1,463
Special termination benefits	-	200	-	600
Net pension cost	$1,375	$2,243	$4,583	$7,411

We did not contribute to our two defined benefit plans during the 40 weeks ended December 3, 2011. As a result of the Bankruptcy Filing, we do not plan to make any contributions to our two defined benefit plans during the remainder of fiscal 2011. Our minimum contribution payment required for the plans’ fiscal 2010 plan year is approximately $11.1 million, which was due on September 15, 2011 and remains unpaid. In addition, quarterly contributions for the plans’ 2011 plan year total approximately $2.5 million per quarter, which were due on April 15, 2011, July 15, 2011 and October 15, 2011 remain unpaid.  In the event that we successfully reorganize under chapter 11 and we emerge from bankruptcy prior to the end of fiscal 2011, our Company may be required to make the $11.1 million required contributions to our two defined benefit plans, as well as other missed contributions, during fiscal 2011.

Postretirement Plans
The components of our net postretirement benefits cost were as follows:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Service cost	$175	$151	$583	$503
Interest cost	431	428	1,437	1,427
Amortization of:
Net prior service credit	-	(198)	-	(660)
Actuarial gain	(63)	(112)	(211)	(374)
Net postretirement benefits cost	$543	$269	$1,809	$896

Our current estimates are subject to change due to changes in actuarial assumptions and further clarifications provided by regulatory guidance expected to be released in future years.

GHI Employee Obligation
As of December 3, 2011 and February 26, 2011, the fair value of our contractual obligation to Grocery Hauler Inc.’s (“GHI”) employees was $101.3 million and $94.3 million, respectively, using discount rates of 4.75% and 5.50%, respectively, which were derived from the published zero-coupon AA corporate bond yields. Additions to our GHI employee obligation for current service costs is recorded within “Cost of merchandise sold” in our Consolidated Statements of Operations at its current value.  Accretion of the obligation to present value and impact of discount rates used to value the obligation are recorded within “Interest expense, net” in our Consolidated Statements of Operations.   As a result of the rejection of the GHI Trucking Agreement (discussed further in Note 22 – Commitments and Contingencies), accruals for

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

future services for participant benefits were suspended during the first quarter of fiscal 2011 upon termination of the remaining GHI employees. During the 12 and 40 weeks ended December 3, 2011, we recognized service costs of nil and deminimus, respectively, and interest expense of $1.1 million and $12.0 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.  During the 12 and 40 weeks ended December 4, 2010, we recognized service costs of $0.2 million and $0.6 million, respectively, and interest (income) expense of ($1.7) million and $6.8 million, respectively, representing interest accretion on this obligation, as well as the impact of the lower discount rates used to value this obligation, resulting from declines in the published zero-coupon AA corporate bond yields during each period.   During the 40 weeks ended December 3, 2011 and December 4, 2010, benefit payments of $5.0 million and $9.2 million, respectively, were made by the Pathmark Pension Plan.

Our employee obligation relating to pension benefits for GHI’s employees are considered subject to compromise and are included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 3, 2011 and February 26, 2011.

Multi-employer Union Pension Plans
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded standard withdrawal liability of $28.9 million.  During the second quarter of fiscal 2010, we received notification that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal.  The impact of the mass withdrawal to our Company is not currently estimable, therefore no adjustment has been recorded in our Consolidated Financial Statements. We may have a potential additional withdrawal obligation of up to $50.0 million payable over a period of up to 25 years in the future.  This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.

During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $14.3 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 3, 2011. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans, which benefits could be significant and material for our Company.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

14.  Interest Expense, Net

Interest expense, net is comprised of the following:

	For the 12 Weeks Ended		For the 40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
$800 million Debtor-in-Possession Credit Agreement	$8,630	$-	$28,683	$-
$655 million Credit Agreement	95	3,161	1,147	10,270
Related Party Promissory Note, due Aug. 18, 2011	-	142	-	467
11.375% Senior Secured Notes, due Aug. 1, 2015	6,825	6,751	22,750	22,709
9.125% Senior Notes, due Dec. 15, 2011	-	269	-	898
5.125% Convertible Senior Notes, due June 15, 2011	-	1,941	-	6,483
6.750% Convertible Senior Notes, due Dec. 15, 2012	-	3,951	-	13,196
9.375% Notes, due August 1, 2039	-	4,280	-	14,375
Obligations under capital leases and real estate liabilities	11,268	11,227	38,586	37,753
Self-insurance and GHI interest	4,686	4,130	16,085	13,001
GHI discount rate adjustment and COLI non-cash interest	-	(2,090)	10,021	5,559
Amortization of deferred financing fees and discounts	2,972	6,118	3,463	21,499
Other	23	159	47	1,136
Subtotal	34,499	40,039	120,782	147,346
Interest income	-	(1)	-	(40)
Interest expense, net	$34,499	$40,038	$120,782	$147,306

We recorded $8.6 million and $28.7 million in contractual interest for the DIP Credit Agreement during the 12 and 40 weeks ended December 3, 2011, respectively. We continued to record contractual interest for our $260 million 11.375% Senior Secured Notes due August 1, 2015 that were issued in August 2009.  We did not record contractual interest expense of approximately $8.6 million and $31.2 million for the 12 and 40 weeks ended December 3, 2011, respectively, for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations for which we ceased accruing interest during the fourth quarter 2010 as a result of the Bankruptcy Filing.  Debt discounts and deferred financing fees for all debt which is subject to compromise were reclassified into the carrying value of the respective indebtedness upon the Bankruptcy Filing and the balances were then adjusted to the face value of the debt.  As a result of this reclassification, we ceased amortization of deferred financing fees and discounts effective as of the Bankruptcy Filing date. Although we have recorded interest accretion expense on obligations under capital leases and real estate liabilities, self-insurance reserves and GHI obligations, we have not made a final determination as to the value of any underlying assets or the rejection/assumption of any of the obligations that we have not assumed.  Once a determination is made, the accretion of the interest expense may change.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

15.	Reorganization Items, Net

Reorganization items, net represent amounts incurred and recovered as a direct result of the Bankruptcy Filing and were comprised of the following:

	For the 12 Weeks	For the 40 Weeks
	Ended	Ended
	Dec. 3, 2011	Dec. 3, 2011
Professional fees, net	$(10,200)	$(40,036)
US Trustee fees	(254)	(766)
Write-off of balance sheet items related to rejected contracts, net - continuing operations	(56)	47,101
C&S contract effect	-	34,139
Reduction of closed locations reserve - continuing operations	-	44,078
Reorganization items, net - continuing operations	(10,510)	84,516
Write-off of balance sheet items related to rejected contracts, net - discontinued operations	-	25,735
Reduction of closed locations reserve - discontinued operations	-	8,474
Provision for income taxes for reorganization items, net - discontinued operations	-	(14,368)
Total reorganization items, net	$(10,510)	$104,357

For the 12 and 40 weeks ended December 3, 2011, professional fees of $10.2 million and $40.0 million, respectively, were accrued, and $11.4 million and $34.9 million, respectively, were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.3 million and $0.8 million, respectively, were incurred and paid during the 12 and 40 weeks ended December 3, 2011.

On June 2, 2011, our Company rejected its prior contract with C&S and entered into a new definitive supply agreement effective May 29, 2011.  As a result of our renegotiated contract, in the first quarter of fiscal 2011 we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 40 weeks ended December 3, 2011, we rejected 63 of our leases through the bankruptcy process and reduced the closed locations reserves balance associated with these leases by $52.6 million, $44.1 million of which was attributed to continuing operations and $8.5 million was attributed to discontinued operations, net to the allowable claim for damages amounted to $55.3 million for the period ended December 3, 2011. Our closed locations reserve balance of $189.2 million relates to damage claims of $186.6 million and $2.5 million pertains to locations for which leases have been assumed as of December 3, 2011.  In connection with the rejection of the 63 leases during the 40 weeks ended December 3, 2011, we also wrote off the related obligations under capital leases of $9.8 million, unfavorable lease liabilities of $3.2 million, real estate liabilities of $22.6 million, deferred real estate income of $9.4 million, other liabilities of $0.6 million, with an offsetting write-off of other assets of $1.0 million, totaling $44.6 million, net.  Of these amounts, $43.0 million relates to continuing operations and $1.6 million relates to discontinued operations.

During the 40 weeks ended December 3, 2011, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

16.  Income Taxes

During the 12 and 40 weeks ended December 3, 2011, our valuation allowance increased by $43.6 million and $139.2 million, respectively, to reflect generation of additional operating losses and increases to other deferred tax assets. In future periods, we will continue to record a valuation allowance against net deferred tax assets until such time as the certainty of the realization of future tax benefits can be reasonably assured.

Our Company is subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of December 3, 2011, with a few exceptions, we remain subject to examination by federal, state and local tax authorities for tax years 2005 through 2010.  With a few exceptions, we are no longer subject to federal, state or local examinations by tax authorities for tax years 2004 and prior.  At December 3, 2011 and February 26, 2011, we had unrecognized tax benefits of $0.6 million, which were recorded within deferred tax liabilities in “Other accruals” in our Consolidated Balance Sheets.  We do not expect that the amount of our gross unrecognized tax positions will change significantly in the next 12 months.  Any future decrease in our Company's gross unrecognized tax positions is not expected to affect our effective tax rate.  Our Company classifies interest and penalty expense related to unrecognized tax benefits within “Benefit from income taxes” in our Consolidated Statements of Operations.  For the 12 and 40 weeks ended December 3, 2011 and December 4, 2010, respectively, no amounts were recorded for interest and penalties within “Benefit from income taxes” in our Consolidated Statements of Operations.

The effective tax rate on continuing operations of (1.1%) and 3.5% for the 12 and 40 weeks ended December 3, 2011, respectively, and 1.6% and 0.6% for the 12 and 40 weeks ended December 4, 2010 respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes, and the increase in our valuation allowance. The rate for the 12 and 40 weeks ended December 4, 2010 was also impacted by the mark to market of the Series B warrants issued in the acquisition of Pathmark. During the 12 weeks ended December 3, 2011, $1.5 million of the benefit from income taxes related to a refund of the Alternative Minimum Tax credit.

At December 3, 2011, we had federal Net Operating Loss (“NOL”) carry forwards of approximately $1.0 billion, which will expire between fiscal 2024 and 2031, some of which are subject to an annual limitation.  The federal NOL carry forwards include $7.4 million related to the excess tax deductions for stock option plans that have yet to reduce income taxes payable.  Upon utilization of these carry forwards, the associated tax benefits of approximately $2.6 million will be recorded in “Additional paid-in capital” in our Consolidated Balance Sheets.  In addition, we had state loss carry forwards of $1.0 billion that will expire between fiscal 2011 and fiscal 2031. Our Company’s general business credits consist of federal and state work incentive credits, which will expire between fiscal 2011 and fiscal 2030, some of which are subject to an annual limitation. Our Company currently has substantial NOL carry forwards and certain other tax attributes that are potentially available to offset taxable income.  However, Section 382 of the Internal Revenue Code of 1986, as amended provides that, if a corporation undergoes an ownership change, its ability to use its NOL carry forwards and certain other tax attributes could be limited.  We are currently examining methods to maximize the utilization of these NOL carryforwards when we implement our Plan of Reorganization.

At December 3, 2011 and February 26, 2011, we had net current deferred tax liabilities of $15.2 million and $28.3 million, respectively, which were included in “Other accruals” in our Consolidated Balance Sheets

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

and non-current deferred tax assets of $3.6 million and $16.7 million, respectively, which were recorded in “Other assets” in our Consolidated Balance Sheets.

Revision of Prior Period Financial Statements
During the first quarter of fiscal 2011, our Company identified that the amount of income tax benefit and income tax expense allocated to continuing operations and discontinued operations, respectively, for the fiscal year ended February 26, 2011 was improperly presented in our Consolidated Statements of Operations.  The impact of this improper presentation, which results from the improper intraperiod allocation of income taxes, was an understatement of the “Benefit from income taxes” related to “Loss from continuing operations” and an understatement of the “Provision for income taxes” related to “Income from discontinued operations” of $33.1 million in our Consolidated Statements of Operations during the fiscal year ended February 26, 2011.  The effect of this revision had no impact on our “Net loss” in our Consolidated Statements of Operations or “Net cash used in operating activities” in our Consolidated Statements of Cash Flows for the fiscal year ended February 26, 2011.

The following table presents the impact of this revision in our Company's Consolidated Statements of Operations for the fiscal year ended February 26, 2011:

	As Reported	Adjustment	As Revised
Benefit from (provision for) income taxes	$3,798	$33,146	$36,944
Loss from continuing operations	(673,400)	33,146	(640,254)
Income (loss) from discontinued operations	74,825	(33,146)	41,679

Net (loss) income per share - basic	(11.45)	0.01	(11.44)

The revisions described above will be reflected in our Company's Consolidated Financial Statements for the fiscal year ended February 25, 2012.

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

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	For the 40 weeks Ended December 3, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion(1)	Adjustments(2)	Utilization(3)	12/3/2011
2007 Events
Occupancy	$49,317	$80	$(6,857)	$-	$42,540
Pension withdrawal	57,581	2,674	-	-	60,255
2007 events total	106,898	2,754	(6,857)	-	102,795

2005 Event
Occupancy	21,390	-	-	-	21,390

2003 Events
Occupancy	8,451	12	(1,641)	(39)	6,783
Total	$136,739	$2,766	$(8,498)	$(39)	$130,968

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

For the 40 weeks Ended December 3, 2011
During the 40 weeks ended December 3, 2011, we recorded adjustments for the 2007 and 2003 events to reduce occupancy liabilities by $6.9 million and $1.6 million, respectively, due to an estimated allowable claim amount for property leases that were rejected in Bankruptcy Court during the fiscal year.

(3)
Occupancy utilization represents payments made during those periods for rent, common area maintenance and real estate taxes.  Pension withdrawal utilization represents payments made to the union pension fund during the period.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

	2007 Events	2005 Event	2003 Events	Total
Total severance payments made to date	$37,089	$2,650	$22,528	$62,267
Expected future pension withdrawal payments	60,255	-	-	60,255
Total severance and pension withdrawal payments expected to be incurred	97,344	2,650	22,528	122,522
Total occupancy payments made to date	92,140	60,866	34,123	187,129
Expected future occupancy payments,
excluding interest accretion	42,540	21,390	6,783	70,713
Total occupancy payments expected to be incurred,
excluding interest accretion	$134,680	$82,256	$40,906	$257,842

Total severance and occupancy payments made to date	$129,229	$63,516	$56,651	$249,396
Expected future pension withdrawal and occupancy payments
expected to be incurred, excluding interest accretion	102,795	21,390	6,783	130,968

Total severance, pension withdrawal and occupancy payments expected to be incurred, excluding interest accretion	$232,024	$84,906	$63,434	$380,364

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

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events:

December 3, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$102,795	$21,390	$6,783	$130,968

February 26, 2011
	2007 Events	2005 Event	2003 Events	Total
Other accruals	$-	$-	$-	$-
Other non-current liabilities	$-	$-	$-	$-
Liabilities subject to compromise	$106,898	$21,390	$8,451	$136,739

We evaluated the closed locations reserves balances as of December 3, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

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

Summarized below is a reconciliation of the liabilities related to restructuring obligations resulting from these activities:

	For the 40 Weeks Ended December 3, 2011
	Balance at	Interest			Balance at
	2/26/2011	Accretion(1)	Adjustments(2)	Utilization(3)	12/3/2011
2011 Event
Continuing Operations
Occupancy	$-	$-	$47,409	$(2,022)	$45,387
Severance and health benefits	2,738	-	472	(3,139)	71
2011 event total	2,738	-	47,881	(5,161)	45,458

2010 Event
Continuing Operations
Occupancy	29,353	-	-	(109)	29,244
Severance and health benefits	239	-	69	(69)	239
2010 event total	29,592	-	69	(178)	29,483

2005 Event
Continuing Operations
Health benefits	445	-	-	(130)	315
2005 event total	445	-	-	(130)	315

2001 Event
Continuing Operations
Occupancy	2,127	-	166	-	2,293

Discontinued Operations
Occupancy	1,774	-	-	-	1,774
2001 event total	3,901	-	166	-	4,067

1998 Event
Continuing Operations
Occupancy	3,400	8	(109)	(291)	3,008
Pension withdrawals and health benefits	524	-	-	-	524
1998 event total	3,924	8	(109)	(291)	3,532

Total	$40,600	$8	$48,007	$(5,760)	82,855

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

For the 40 weeks Ended December 3, 2011
We recorded an initial occupancy charge for the 2011 event related to the April store closings and the Southern store closings of $63.3 million and $26.2 million, respectively, partially offset by an adjustment of $27.8 million and $14.5 million, respectively, to reduce the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 40 weeks of fiscal 2011. We also recorded an adjustment for the Southern stores of $0.2 million due to balance sheet reclassifications for real estate accounts. The initial occupancy charge of $63.3 million and the related adjustment of $27.8 million for the April store closings impacted the Fresh, Pathmark and Other segments by $33.2 million, $27.6 million and $2.5 million, respectively, and $13.3 million, $14.3 million and $0.2 million, respectively. The Southern store closings all related to the Fresh segment.  In addition, we recorded an initial severance charge for the 2011 Event related to the southern store closings of $2.8 million and adjustments of ($0.4) million and ($1.9) million for the 2011 Event related to the April and Southern store closings, respectively.  The Southern store closures were completed by July 9, 2011 and 12 of these stores were sold at auction, resulting in a gain of $29.1 million.

For the 2010 Event, we recorded an adjustment of $0.1 million for additional severance and health benefits owed to severed employees. For the 2001 Event, we recorded an adjustment of $0.2 million to increase the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 40 weeks of fiscal 2011. For the 1998 Event, we recorded an adjustment of $0.1 million to reduce the occupancy liabilities to an estimated allowable claim amount due to property leases that were rejected in Bankruptcy Court during the 40 weeks of fiscal 2011.

(3)	Occupancy utilization represents payments made during those periods for rent. Severance and benefits utilization represents payments made to terminated employees during the period.

Summarized below are the payments made to date from the time of the original charge and expected future payments related to these events:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total

Total severance payments made to date	$3,139	$602	$49,367	$28,205	$30,940	$112,253
Expected future severance payments	71	239	315	-	524	1,149
Total severance payments expected
to be incurred	$3,210	$841	$49,682	$28,205	$31,464	$113,402

Total occupancy payments made to date	$2,022	$898	$13,856	$67,283	$120,263	$204,322
Expected future occupancy payments, excluding interest
accretion	45,387	29,244	-	4,067	3,008	81,706
Total occupancy payments expected
to be incurred, excluding interest
accretion	$47,409	$30,142	$13,856	$71,350	$123,271	$286,028

Total severance and occupancy
payments made to date	$5,161	$1,500	$63,223	$95,488	$151,203	$316,575
Expected future severance and
occupancy payments, excluding
interest accretion	45,458	29,483	315	4,067	3,532	82,855
Total severance and occupancy payments expected to be
excluding interest accretion	$50,619	$30,983	$63,538	$99,555	$154,735	$399,430

Payments to date were primarily for occupancy related costs such as rent, common area maintenance, real estate taxes, lease termination costs, severance, and benefits.  The remaining obligation relates to expected future payments under long-term leases and expected future payments for early withdrawal from multi-employer union pension plans.  The expected completion dates for the 2011, 2010, 2005, 2001 and 1998 events are 2012, 2012, 2015, 2012 and 2012, respectively.

Summarized below are the amounts included in our balance sheet captions in our Company’s Consolidated Balance Sheets related to these events:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

			December 3, 2011
	2011	2010	2005	2001	1998
	Event	Event	Event	Event	Event	Total
Other accruals	$71	$-	$-	$-	$-	$71
Other non-current liabilities	$-	$-	$-	$-	$-	$-
Liabilities subject to compromise	$45,387	$29,483	$315	$4,067	$3,532	$82,784

			February 26, 2011
		2010	2005	2001	1998
		Event	Event	Event	Event	Total
Other accruals		$-	$-	$-	$-	$-
Other non-current liabilities		$-	$-	$-	$-	$-
Liabilities subject to compromise		$29,592	$445	$3,901	$3,924	$37,862

We evaluated the closed locations reserves balances as of December 3, 2011 based on current information and have concluded that they are adequate to cover future costs.  We will continue to monitor the status of the vacant and subsidized properties, severance and benefits, and pension withdrawal liabilities, and adjustments to the closed locations reserves balances may be recorded in the future, if necessary.

19.  Sale-Leaseback Transactions

During the third quarter of fiscal 2010, we sold six properties for $89.8 million and simultaneously leased them back from the purchaser.  However, due to our continuing involvement with these properties, including that all six leases contain fixed-price renewal options that extend beyond the economic useful life of the property, the sales did not qualify for sale-leaseback accounting treatment. The carrying value of these properties of approximately $68.3 million remained on our Consolidated Balance Sheets at December 4, 2010 and no sale was recognized.  Instead, the sales price of these properties of $89.8 million was recorded as a long-term real estate liability with a maturity of 20 years, within ”Long-term real estate liabilities” on our Consolidated Balance Sheets at December 4, 2010.  In addition, all lease payments are being charged to “Interest expense” in our Consolidated Statements of Operations. Five properties were sold for a gain of $19.8 million after expenses which are being deferred until the end of the lease terms when our continuing involvement ceases. One property was sold at a loss of $0.8 million which was recognized immediately.

20.  Disposition of Assets

On November 2, 2010, our Company sold seven store locations in Northern Connecticut for $24.6 million in cash, which included fixed assets and inventory. We recorded a gain of approximately $5.7 million in connection with the sale within “Store operating, general and administrative expense” in our Consolidated Statements of Operations for the 12 and 40 weeks ended December 4, 2010.

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

21.      Loss Per Share

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

The following table contains common share equivalents, which were not included in the historical loss per share calculations as their effect would be antidilutive:

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Stock options	4,058,323	7,625,333	4,396,618	4,202,947
Warrants	6,965,858	7,652,135	6,965,858	686,277
Performance restricted stock units	-	110,668	-	166,683
Restricted stock units	662,607	972,587	686,507	1,002,303
Financing warrant	11,278,988	11,278,988	11,278,988	11,278,988
Preferred stock	35,804,000	35,000,000	35,804,000	35,000,000
Convertible debt	11,278,988	11,278,988	11,278,988	11,278,988

The following table sets forth the calculation of basic and diluted loss per share:

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Loss from continuing operations	$(123,231)	$(180,041)	$(397,731)	$(436,972)
Preferred stock dividends	-	(3,231)	-	(10,631)
Beneficial conversion feature amortization	(1,111)	(1,111)	(3,703)	(3,703)
Loss from continuing operations - basic	(124,342)	(184,383)	(401,434)	(451,306)

Adjustments for convertible debt (1)	-	-	-	-
Adjustments on Other financial liabilities (2)	-	-	-	(10,241)
Loss from continuing operations–diluted	$(124,342)	$(184,383)	$(401,434)	$(461,547)

Weighted average common shares outstanding	53,852,470	56,280,414	53,852,470	56,116,484
Share lending agreement(3)	-	(2,427,944)	-	(2,427,944)
Common shares outstanding–basic	53,852,470	53,852,470	53,852,470	53,688,540

Effect of dilutive securities:
Convertible debt (1)	-	-	-	-
Convertible financial liabilities (2)	-	-	-	(39,240,142)
Common shares outstanding–diluted	53,852,470	53,852,470	53,852,470	14,448,398

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

(3)  As of December 4, 2010, we had 5,634,002 of loaned shares under our share lending agreements, which were considered issued and outstanding.  The obligation of the financial institutions to return the borrowed shares has been accounted for as prepaid forward contract and, accordingly, shares underlying this contract are removed from the computation of basic and diluted earnings per share, unless the borrower defaults on returning the related shares.  On September 15, 2008, Lehman Europe, who is a party to a 3,206,058 share lending agreement with our Company filed under chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court and/or commenced equivalent proceedings in jurisdictions outside of the United States (collectively, the “Lehman Bankruptcy”).  As such, we have included these loaned shares as issued and outstanding effective September 15, 2008 for purposes of computing our basic and diluted weighted average shares and (loss) income per share.  During fiscal 2009, Bank of America, N.A., who is a party to our share lending agreement, returned 2,500,000 shares, eliminating our obligation to lend additional shares to them in the future.  The returned shares were immediately retired, reducing our issued and outstanding shares. For the 12 and 40 weeks ended December 4, 2010, weighted average common shares relating to share lending agreements of 2,427,944 were excluded from the computation of earnings per share, respectively. As of December 3, 2011, there were no shares outstanding with Bank of America, N.A.

22.  Commitments and Contingencies

Amended and Restated Securities and Purchase Agreements
On November 3, 2011, our Company entered Amended and Restated SPAs to infuse our Company with $490.0 million new debt and equity investments from private investors comprised of (a) certain holders of our Company’s prepetition 5.125% unsecured convertible notes due in 2011, 6.75% unsecured convertible notes due in 2012 and 9.375% senior quarterly interest bonds due August 1, 2039 and (b) certain affiliates of The Yucaipa Companies LLC, holders of our Company’s “Series A-Y” convertible preferred stock and “Series A-T” convertible preferred.  On December 6, 2011, the Bankruptcy Court authorized our Company to execute and deliver to the Investors the Amended and Restated SPAs. The Amended and Restated SPAs serve as the foundation to allow our Company to complete the restructuring of our balance sheet and emerge successfully from chapter 11 as a private entity in early 2012.

Pursuant to the Amended and Restated SPAs, the Investors are providing a total new money cash investment of $490.0 million in the form of (i) new privately placed $210.0 million face value second lien notes due November 2017, to be purchased by the Investors at an aggregate purchase price equal to 95% of

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

the face value, (ii) new privately placed $210.0 million face value convertible third lien notes due 2018, to be purchased by the Investors at the face value and (iii) a new privately placed $80.0 million investment in an aggregate of 800,000 shares of our Company’s new common stock.

Upon the plan effective date, our Company’s existing debtor-in-possession financing facility is required to be refinanced with a similar facility that will be raised on market terms that are in form and substance reasonably satisfactory to the Investors. The proceeds of the Exit Facility and the New Money Commitment, combined with our Company’s then existing cash on hand will provide the funding for the reorganization, including paying certain secured creditors in full in cash, and will provide a cash pool of $40.0 million, less the amount distributed pursuant to a substantive consolidation settlement cash pool, for distributions to general unsecured creditors.

The Closing contemplated thereunder is subject to the fulfillment of the conditions precedent set forth in the Amended and Restated SPAs, (refer to Note 1 – Basis of Presentation) for additional information.

Modified Collective Bargaining Agreements
Subsequent to our balance sheet date, on December 5, 2011, our Company obtained approval from the Bankruptcy Court to enter into Modified CBAs with the United Food and Commercial Workers, International and 13 Local UFCW Affiliates in support of our Company’s restructuring initiatives. The Modified CBAs will be in effect for a period of five years beginning on January 1, 2012.

The Modified CBA enables our Company to materially reduce the cost associated with our unionized workforce and ensure labor cost stability. It will also permit our Company to survive in the competitive grocery business while still permitting our Company to retain and attract high-quality associates. Our Company expects it will realize a minimum aggregate labor savings of an agreed upon amount (excluding employee buy-out savings) over the term of the Modified CBAs.

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

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

Our Company expects it will realize a run-rate of more than $60.0 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a Plan of Reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

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

The Company believes it may have been the subject of fraud involving the misappropriation of Company monies that may exceed the sum of $1.0 million.  The precise scope, magnitude, nature and quality of the possible fraud cannot be determined at this time and is the subject of an ongoing investigation by the Company.  The matter has also been reported to governmental authorities as well as those charged with governance.  However, based on the facts known to date, the Company currently does not believe this event will require the restatement of any of the Company’s previous financial statements, nor is it expected to have a material effect on the Company's financial position.

23.       Reportable Segments

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

Interim information on segments is as follows:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	Sales by Category
	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Grocery (1)	$1,105,019	$1,254,386	$3,772,094	$4,323,618
Meat (2)	296,090	342,308	1,040,547	1,209,657
Produce (3)	170,233	197,111	628,041	743,739
Total	$1,571,342	$1,793,805	$5,440,682	$6,277,014

(1)	The grocery category includes grocery, frozen foods, dairy, general merchandise/health and beauty aids, wine, beer & spirits, and pharmacy.
(2)	The meat category includes meat, deli, bakery and seafood.
(3)	The produce category includes produce and floral.

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010
Sales
Fresh	$752,825	$902,753	$2,695,917	$3,158,274
Pathmark	691,027	759,946	2,320,822	2,687,650
Gourmet	61,486	63,307	199,994	201,301
Other	66,004	67,799	223,949	229,789
Total sales	$1,571,342	$1,793,805	$5,440,682	$6,277,014

Segment (loss) income
Fresh	$4,818	$4,891	$(14,138)	$28,618
Pathmark	(30,449)	(20,992)	(117,114)	(73,572)
Gourmet	4,652	5,411	12,518	14,294
Other	361	595	1,120	1,586
Total segment loss	(20,618)	(10,095)	(117,614)	(29,074)
Corporate (4)	(21,825)	(29,468)	(62,802)	(105,664)
Reconciling items (5)	(37,022)	(103,180)	(195,471)	(167,877)
Loss from operations	(79,465)	(142,743)	(375,887)	(302,615)
Nonoperating income (loss)	61	(213)	152	10,241
Interest expense, net	(34,499)	(40,038)	(120,782)	(147,306)
Reorganization items, net	(10,510)	-	84,516	-
Loss from continuing operations before income taxes	$(124,413)	$(182,994)	$(412,001)	$(439,680)

The following table presents our segment depreciation and amortization:

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010

Segment depreciation and amortization – continuing operations
Fresh	$13,500	$16,486	$47,818	$57,206
Pathmark	14,293	19,077	52,057	65,610
Gourmet	1,532	1,883	5,256	6,585
Other	1,174	1,271	4,008	4,175
Total segment depreciation and amortization – continuing operations	30,499	38,717	109,139	133,576
Corporate	9,857	11,228	32,805	38,265
Total depreciation and amortization – continuing operations	40,356	49,945	141,944	171,841
Discontinued operations	-	-	-	-
Total company depreciation and amortization	$40,356	$49,945	$141,944	$171,841

(4)
Represents a $4.4 million and $29.9 million decrease in corporate costs attributable to store-related activities, primarily benefits and occupancy costs which are not allocated to segments, for the 12 and 40 weeks ended December 3, 2011, respectively, and a $3.2 million and $13.0 million decline in corporate and administrative costs for the respective periods ended.

(5)	Reconciling items, which are not included in segment loss, consist of the following:

	12 Weeks Ended		40 Weeks Ended
	Dec. 3, 2011	Dec. 4, 2010	Dec. 3, 2011	Dec. 4, 2010

Long-lived asset impairment	$(25,138)	$(29,336)	$(104,680)	$(64,984)
Intangible asset impairment	-	(12,700)	-	(12,700)
Net restructuring and other	(64)	(11,684)	(2,865)	(24,914)
Net real estate related activity	(4,469)	(48,114)	(53,897)	(47,881)
Stock-based compensation expense	(931)	(1,346)	(2,440)	(1,246)
Pension withdrawal costs	-	-	(13,923)	-
Self-insurance adjustment	-	-	(699)	(16,152)
Losses relating to Hurricane Irene	-	-	(1,000)	-
Other insurance deductible	(500)	-	(500)	-
Inventory-related	(43)	-	(406)	-
C&S contract effect	(746)	-	(9,930)	-
Other	(5,131)	-	(5,131)	-
Total reconciling items	$(37,022)	$(103,180)	$(195,471)	$(167,877)

The Great Atlantic & Pacific Tea Company, Inc.
Notes to Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
 (Unaudited)

24. Subsequent Events

Modified Collective Bargaining Agreements
Subsequent to our balance sheet date, on December 5, 2011, our Company obtained approval from the Bankruptcy Court to enter into Modified CBAs with the United Food and Commercial Workers, International and 13 Local UFCW Affiliates in support of our Company’s restructuring initiatives. The Modified CBAs will be in effect for a period of five years beginning on January 1, 2012.

The Modified CBA enables our Company to materially reduce the cost associated with our unionized workforce and ensure labor cost stability. It will also permit our Company to survive in the competitive grocery business while still permitting our Company to retain and attract high-quality associates. Our Company expects it will realize a minimum aggregate labor savings of an agreed upon amount (excluding employee buy-out savings) over the term of the Modified CBAs.

Assumed Leases
On December 22, 2011, our Company assumed an additional 140 real estate leases, including leases for sub-leased locations. Any resulting changes in the classification of related liability balances will be reflected in our subsequent financial statements.

Store Closures
In January 2012, our Company filed a motion with the Bankruptcy Court seeking approval to close 14 stores in four states as our Company prepares to emerge from chapter 11.  These store closures are expected to be completed in our Company’s first quarter of fiscal 2012. In connection with our review of the long-lived assets, we recorded an impairment charge relating to these stores. This impairment charge amounted to $6.8 million during the 12 weeks ended December 3, 2011, of which $4.1 million and $2.7 million related to our Fresh and Pathmark reporting segments, respectively. An occupancy charge for these stores will be recorded when the stores close.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the financial position, operating results, and cash flows of The Great Atlantic & Pacific Tea Company, Inc. (“we,” “our,” “us” or “our Company”).  It should be read in conjunction with our Consolidated Financial Statements and the accompanying notes (“Notes”).  It discusses matters that Management considers relevant to understanding the business environment, financial position, results of operations and our Company’s liquidity and capital resources.  These items are presented as follows:

•	Overview – a general description of our business and segment structure.
•	Operating Results – a discussion of the value drivers of our business; measurements; opportunities; challenges and risks; and initiatives.
•	Outlook – a discussion of certain trends or business initiatives for the remainder of fiscal 2011 to assist in understanding the business.
•
Results of Operations and Liquidity and Capital Resources – a discussion of results for the 12 weeks ended December 3, 2011 compared to the 12 weeks ended December 4, 2010; results for the 40 weeks ended December 3, 2011 compared to the 40 weeks ended December 4, 2010 and current and expected future liquidity.

•	Critical Accounting Estimates – a discussion of significant estimates made by Management.
•	Market Risk – a discussion of the impact of market changes in our Consolidated Financial Statements.

OVERVIEW

Our Company is based in Montvale, New Jersey, operates conventional supermarkets, combination food and drug stores and discount food stores in 6 U.S. states.  Our Company’s business consists strictly of our retail operations, which totaled 335 stores as of December 3, 2011.

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

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

OPERATING RESULTS
Our comparable store sales, which include stores that have been in operation for at least one full year and replacement stores, declined 0.8% and 2.2% this quarter and year-to-date as compared to the same period in fiscal 2010, respectively. As a result, our results of operations were below those of the prior year and our expectations primarily attributable to a decreasing customer count as well as reduced customer spending.

Our Fresh and Pathmark segments continued to have lower comparable store sales and operating income for the 12 and 40 weeks ended December 3, 2011 as compared to the 12 and 40 weeks ended December 4, 2010, which were partially offset by reduced occupancy expenses. Our management team continues to address these challenges that we have been experiencing since the early part of fiscal 2011. During the first quarter of fiscal 2011, we closed 18 underperforming stores in our Fresh segment and 13 underperforming stores in our Pathmark segment. During our second quarter of fiscal 2011 we completed an auction of 25 stores located in Maryland, Delaware and the District of Columbia (“Southern Stores”) that resulted in the sale of 12 stores and the closure of 13 stores. In August 2011, we opened a new 51,000 square foot store, our Company’s first new store in approximately one year, under our SuperFresh banner in Philadelphia, PA.

Our Gourmet stores located in Manhattan, New York experienced a decrease in operating income as compared to the third quarter of 2010, which was partially offset by decreases in administrative and supply and logistics expenses.

Our Discount business experienced an increase in comparable store sales during the third quarter of 2011 as compared to the third quarter of 2010 along with improved labor, occupancy and supply and logistics expenses, which were partially offset by a decline in gross margin.

Our Wine, Beer & Spirits businesses experienced an increase in comparable store sales during the third quarter 2011 as compared to the third quarter 2010 along with improved labor, occupancy, supply and logistics and administrative expenses which were partially offset by a reduction in gross margin. We closed one underperforming store in our Wine, Beer & Spirit business during the third quarter of fiscal 2011.

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

OUTLOOK

Amended and Restated Securities and Purchase Agreements
On November 3, 2011, our Company entered into Amended and Restated Securities and Purchase Agreements (“Amended and Restated SPAs”) to infuse our Company with $490.0 million new debt and equity investments from private investors comprised of (a) certain holders of our Company’s prepetition 5.125% unsecured convertible notes due in 2011, 6.75% unsecured convertible notes due in 2012 and 9.375% senior quarterly interest bonds due August 1, 2039 (such holders, the “Convertible Noteholders”), and (b) certain affiliates of The Yucaipa Companies LLC, holders of our Company’s “Series A-Y” convertible preferred stock and “Series A-T” convertible preferred stock (such holders, collectively, “Yucaipa,” and with the Convertible Noteholders, the “Investors”).  On December 6, 2011, the Bankruptcy Court authorized our Company to execute and deliver to the Investors the Amended and Restated SPAs. The Amended and Restated SPAs serve as the foundation to allow our Company to complete the restructuring of our balance sheet and emerge successfully from chapter 11 as a private entity in early 2012.

Pursuant to the Amended and Restated SPAs, the Investors are providing a total new money cash investment of $490.0 million (the “New Money Commitment”) in the form of (i) new privately placed $210.0 million face value second lien notes due November 2017 (the “New Second Lien Notes”), to be purchased by the Investors at an aggregate purchase price equal to 95% of the face value, (ii) new privately placed $210.0 million face value convertible third lien notes due 2018 (the “New Convertible Third Lien Notes”), to be purchased by the Investors at the face value and (iii) a new privately placed $80.0 million investment in an aggregate of 800,000 shares of our Company’s new common stock (the “New Equity”).

Upon the plan effective date, our Company’s existing debtor-in-possession financing facility is required to be refinanced with a similar facility that will be raised on market terms that are in form and substance reasonably satisfactory to the Investors (the “Exit Facility”). The proceeds of the Exit Facility and the New Money Commitment, combined with our Company’s then existing cash on hand will provide the funding for the reorganization, including paying certain secured creditors in full in cash, and will provide a cash pool of $40.0 million, less the amount distributed pursuant to a substantive consolidation settlement cash pool, for distributions to general unsecured creditors. The consummation of the transactions contemplated thereunder is subject to the fulfillment of the conditions precedent set forth in the Amended and Restated SPAs, refer to Note 1 – Basis of Presentation for additional information.

Modified Collective Bargaining Agreements
Subsequent to our balance sheet date, on December 5, 2011, our Company obtained approval from the Bankruptcy Court to enter into modifications to certain Collective Bargaining Agreements (the “Modified CBAs”) with the United Food and Commercial Workers, International and 13 Local UFCW Affiliates in

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

support of our Company’s restructuring initiatives. The Modified CBAs will be in effect for a period of five years beginning on January 1, 2012.

The Modified CBA enables our Company to materially reduce the cost associated with our unionized workforce and ensure labor cost stability. It will also permit our Company to survive in the competitive grocery business while still permitting our Company to retain and attract high-quality associates. Our Company expects it will realize a minimum aggregate labor savings of an agreed upon amount (excluding employee buy-out savings) over the term of the Modified CBAs.

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

Our Company expects that it will realize a run-rate of more than $60.0 million in annual savings commencing with our Company's emergence from the Bankruptcy Filing pursuant to a Plan of Reorganization. The agreement provides our Company with important service enhancements, including detailed service specifications and key performance measures. The agreement also permits our Company to maintain product standards and specifications for all merchandise purchased for resale in our Company’s stores.

Assumption of leases
During the 12 and 40 weeks ended December 3, 2011, our Company assumed 63 and 393 real estate leases, respectively, including leases for shopping center tenants as well as leases for subleased locations. In connection with the assumption of the leases, the related liability balances previously classified as “Liabilities subject to compromise” were reclassified to the respective balance sheet captions in our Consolidated Balance Sheets. In addition, all undisputed cure amounts related to these leases in the amount of $8.4 million have been paid to the landlords.

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

12 WEEKS ENDED DECEMBER 3, 2011 COMPARED TO THE 12 WEEKS ENDED DECEMBER 4, 2010

OVERALL
The following table summarizes our results of operations for the 12 weeks ended December 3, 2011 compared to the 12 weeks ended December 4, 2010:

	12 Weeks Ended	12 Weeks Ended	Favorable
	December 3, 2011	December 4, 2010	(unfavorable)	% Change
	(in millions, except percentages and per share data)

Sales	$1,571.3	$1,793.8	$(222.5)	(12.4)%
Decrease in comparable store sales	(0.8)%	(4.9)%	N/A	N/A
Loss from continuing operations	$(123.2)	$(180.0)	$56.8	31.6%
Loss from discontinued operations	$(0.3)	$(18.7)	$18.4	98.4%
Net loss	$(123.6)	$(198.7)	$75.1	37.8%
Net loss per share - basic	$(2.32)	$(3.76)	$1.44	38.3%
Net loss per share - diluted	$(2.32)	$(3.76)	$1.44	38.3%

Average weekly sales per supermarket were approximately $411,000 for the third quarter of fiscal 2011 versus $382,800 for the corresponding period of the prior year, an increase of 7.4% primarily due to the closing of underperforming supermarkets.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

SALES
	For the 12 Weeks Ended
	December 3, 2011	December 4, 2010
	(in thousands)
Fresh	$752,825	$902,753
Pathmark	691,027	759,946
Gourmet	61,486	63,307
Other	66,004	67,799
Total sales	$1,571,342	$1,793,805

Sales decreased from $1,793.8 million for the 12 weeks ended December 4, 2010 to $1,571.3 million for the 12 weeks ended December 3, 2011, primarily due to a decrease in comparable store sales of $14.5 million and the absence of sales due to store closures of $213.5 million, partially offset by sales from one new store of $5.5 million. The decrease in sales in our Fresh segment of $149.9 million was primarily related to the decrease in comparable store sales of $7.3 million and the absence of sales due to store closures of $148.1 million, partially offset by sales from one new store of $5.5 million.  The decrease in sales in our Pathmark segment of $68.9 million was primarily due to a decline in comparable store sales of $7.7 million and the absence of sales due to store closures of $61.2 million.  The decline in comparable store sales in our Fresh and Pathmark segments were attributed to the decreasing customer counts that we have been experiencing since the early part of fiscal 2011. Sales generated by our Gourmet segment decreased by $1.8 million.  The sales decrease of $1.8 million in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily attributable to the absence of sales due to one store closure within Discount of $3.2 million and five store closures within Wine, Beer & Spirits of $0.9 million, partially offset by an increase in comparable store sales of $2.3 million.

GROSS MARGIN
Gross margin of $445.3 million decreased 148 basis points as a percentage of sales to 28.34% for the third quarter of fiscal 2011 from gross margin of $534.9 million or 29.82% for the third quarter of fiscal 2010 reflecting lower margins across all of our operating segments primarily due to an increase in spending to support discounts offered in our circulars mainly in our Pathmark segment as well as a reduction in vendor allowances that we have experienced during the bankruptcy.

The following table details the dollar impact of items affecting the gross margin dollar decrease in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total company	$(66.4)	$(23.2)	$(89.6)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our Store operating, general and administrative (“SG&A”) expense was $499.6 million or 31.80% as a percentage of sales for the third quarter of fiscal 2011, as compared to $635.6 million or 35.43% as a percentage of sales for the third quarter of fiscal 2010.

SG&A expenses for the third quarter of fiscal 2011 included (i) net real estate related costs of $4.5 million, or 28 basis points (ii) net restructuring and other costs of $5.2 million, or 33 basis points (iii) other insurance deductible of $0.5 million, or 4 basis points and (iv) net stock-based compensation related expenses of $0.9 million, or 6 basis points.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

SG&A expenses for the third quarter of fiscal 2010 included (i) net real estate related costs of $49.8 million, or 278 basis points, of which $48.3 million was primarily attributed to the closing of 25 stores during the 12 weeks ended December 4, 2010 (ii) net restructuring and other costs of $10.0 million, or 55 basis points and (iii) stock-based compensation expense of $1.3 million, or 8 basis points.

Excluding the items listed above, SG&A as a percentage of sales decreased by 93 basis points during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  Labor and occupancy costs decreased $31.8 million and $27.2 million, respectively, primarily attributable to a reduction in the number of open stores.  The corresponding rates as a percentage of sales increased 37 basis points and decreased 50 basis points, respectively, due to the closing of underperforming stores with higher costs relative to sales from our remaining open store base.  Advertising and other operating expenditures decreased $15.1 million, or a decrease of 42 basis points as a percentage of sales. In addition, other miscellaneous expenses, as well as corporate and store related costs not allocated to segments, decreased $11.8 million primarily attributable to reduced benefits, occupancy and labor expenses, or a decrease of 38 basis points as a percentage of sales.

During the 12 weeks ended December 3, 2011 and December 4, 2010, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $3.6 million and nil, respectively.

LONG-LIVED ASSET IMPAIRMENT

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life. During the 12 weeks ended December 3, 2011, we recorded impairment losses on long-lived assets due to store closure or conversion of stores in the normal course of business of $3.6 million. This amount was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations. There was no such impairment losses during the 12 weeks ended December 4, 2010.

Impairments due to store closures
In January 2012, our Company filed a motion with the Bankruptcy Court seeking approval to close 14 stores in four states as our Company prepares to emerge from chapter 11.  These store closures are expected to be completed in our Company’s first quarter of fiscal 2012.  In connection with our review of long-lived assets at these stores, we recorded an impairment charge of $6.8 million during the 12 weeks ended December 3, 2011, of which $4.1 million and $2.7 million related to our Fresh and Pathmark reporting segments, respectively.

In the second quarter of fiscal 2010, our Company announced the closure of 25 stores in five states as we began the implementation and execution phase of our comprehensive financial and operational restructuring.  These store closures were completed during the third quarter of fiscal 2010. During the 12 weeks ended December 4, 2010, we recorded an additional impairment charge of $1.1 million.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our third quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $18.3 million during the 12 weeks ended December 3, 2011. This amount related to favorable leases with a carrying amount of $32.3 million to their fair value of $14.0 million for the 12 weeks ended December 3, 2011.  The impairment charge of $18.3 million recorded during the 12 weeks ended December 3, 2011, all related to our Pathmark reportable segment.

We recorded an impairment charge of $28.2 million during the 12 weeks ended December 4, 2010 to partially write down stores’ long-lived assets, which primarily consisted of favorable leases and included capital leases and land and buildings, with a carrying amount of $63.0 million to their fair value of $34.8 million for the 12 weeks ended December 4, 2010.  The impairment charge of $28.2 million during the 12 weeks ended December 4, 2010 all related to Pathmark.

These impairment amounts noted above were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

As we worked through our turnaround plan during fiscal 2010, we experienced significant impediments to lowering our operating costs, leading to a revised projections and triggering a requirement for an interim impairment analysis for the third quarter of fiscal 2010. As a result of our testing, we concluded that no goodwill impairment was required, however an impairment of $12.7 million for our Pathmark trademark was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations during the 12 weeks ended December 4, 2010.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and the recently Modified CBAs. If current operating levels do not improve or the expected cost savings from Modified CBAs are not realized, there may be a need to take further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT (LOSS) INCOME
	For the 12 Weeks Ended
	December 3, 2011	December 4, 2010
	(in thousands)
Fresh	$4,818	$4,891
Pathmark	(30,449)	(20,992)
Gourmet	4,652	5,411
Other	361	595
Total segment loss	$(20,618)	$(10,095)

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Segment loss increased $10.5 million from a loss of $10.1 million for the 12 weeks ended December 4, 2010 to a loss of $20.6 million for the 12 weeks ended December 3, 2011.  Segment income from our Fresh segment decreased by $0.1 million primarily attributable to lower sales partially offset by reduced labor, advertising and occupancy expenses. The Pathmark segment experienced a segment loss increase of $9.5 million primarily attributable to a decline in ongoing open stores of $19.3 million, partially offset by reduced labor and occupancy expenses due to store closures. Segment income from our Gourmet business and Other segment, representing Discount and Wine, Beer and spirits, declined by $0.8 million and $0.2 million, respectively, attributable to lower sales and gross margin.  Refer to Note 23 – Reportable Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
During the third quarter of fiscal 2011 and 2010, we recorded a favorable adjustment of $0.1 and an unfavorable adjustment of $0.2 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $34.5 million for the third quarter of fiscal 2011 decreased from the prior year expense of $40.0 million, primarily attributable to the aggregate decreases in contractual interest expense of $10.5 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations that we ceased accruing interest for during the fourth quarter 2010 as a result of the Bankruptcy Filing. We also had aggregate decreases of interest expense of approximately $3.1 million attributed to amortization of deferred financing fees and discounts on unsecured obligations that we ceased amortizing as a result of the Bankruptcy Filing as well as a decrease in interest expense of $3.1 million from our $655 million Credit Agreement, which was paid off with proceeds from the DIP Credit Agreement during the fourth quarter 2010.

These decreases in interest expense were partially offset by interest expense for our DIP Credit Agreement of $8.6 million. Not included during the third quarter of fiscal 2011 was a $2.9 million favorable adjustment to interest expense during the third quarter of fiscal 2010 resulting from the change in discount rate used to revalue our GHI contractual obligations.

REORGANIZATION ITEMS, NET
For the 12 weeks ended December 3, 2011, professional fees of $10.2 million were accrued and $11.4 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.3 million were incurred and paid during the 12 weeks ended December 3, 2011.

INCOME TAXES
The benefit from income taxes from continuing operations for the 12 weeks ended December 3, 2011 was $1.2 million compared to the benefit from income taxes from continuing operations of $3.0 million for the 12 weeks ended December 4, 2010. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of (1.1%) and 1.6%, respectively, for the 12 weeks ended December 3, 2011 and December 4, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes and the increase in our valuation allowance. The rate for the 12 weeks ended December 4, 2010 was also impacted by the mark to market of the Series B warrant issued in the acquisition of Pathmark as well as the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets.

DISCONTINUED OPERATIONS
Loss from discontinued operations for the 12 weeks ended December 3, 2011 of $0.3 million decreased from a loss from discontinued operations of $18.7 million for the 12 weeks ended December 4, 2010, primarily due to lower occupancy expenses of $13.7 million, lower interest expense of $0.6 million, lower present value interest expense of $2.8 million and lower legal expenses of $1.0 million.

40 WEEKS ENDED DECEMBER 3, 2011 COMPARED TO THE 40 WEEKS ENDED DECEMBER 4, 2010

OVERALL
The following table summarizes our results of operations for the 40 weeks ended December 3, 2011 compared to the 40 weeks ended December 4, 2010:

	40 Weeks Ended	40 Weeks Ended	Favorable
	December 3, 2011	December 4, 2010	(unfavorable)	% Change
	(in millions, except percentages and per share data)

Sales	$5,440.7	$6,277.0	$(836.3)	(13.3)%
Decrease in comparable store sales	(2.2)%	(6.4)%	N/A	N/A
Loss from continuing operations	$(397.7)	$(437.0)	$39.3	9.0%
Income (loss) from discontinued operations	$18.3	$(36.6)	$54.9	>100%
Net loss	$(379.5)	$(473.5)	$94.0	19.9%
Net loss per share - basic	$(7.11)	$(9.09)	$1.98	21.8%
Net loss per share - diluted	$(7.11)	$(34.47)	$27.36	79.4%

Average weekly sales per supermarket were approximately $404,700 for the 40 weeks ended December 3, 2011 versus $389,600 for the corresponding period of the prior year, an increase of 3.9% primarily due to the closing of underperforming supermarkets.

SALES
	For the 40 Weeks Ended
	December 3, 2011	December 4, 2010
	(in thousands)
Fresh	$2,695,917	$3,158,274
Pathmark	2,320,822	2,687,650
Gourmet	199,994	201,301
Other	223,949	229,789
Total sales	$5,440,682	$6,277,014

Sales decreased from $6,277.0 million for the 40 weeks ended December 4, 2010 to $5,440.7 million for the 40 weeks ended December 3, 2011, primarily due to a decrease in comparable store sales of $113.0 million and the absence of sales due to store closures of $730.1 million, partially offset by sales from one new stores of $6.8 million. The decrease in sales in our Fresh segment of $462.4 million was primarily related to a decline in the comparable store sales of $23.2 million and the absence of sales due to store closures of

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

$446.0 million, partially offset by sales from one new store of $6.8 million.  The decrease in sales in our Pathmark segment of $366.8 million was primarily due to a decline in comparable store sales of $95.7 million and the absence of sales due to store closures of $271.1 million. Comparable store sales declined primarily because our lower price initiative, which offered lower everyday prices in place of previously offered discounts and coupons, was not well received by our customers. This impact was most significant in our Pathmark segment. Our Company phased out this program during the latter part of the first quarter of fiscal 2011.  Sales generated by our Gourmet segment decreased by $1.3 million.  The sales decrease of $5.8 million in our Other segment, representing Discount and Wine, Beer & Spirits, was primarily attributable to the absence of sales due to one store closure within Discount of $10.0 million and six store closures within Wine, Beer & Spirits of $3.0 million, partially offset by an increase in comparable store sales of $7.2 million.

GROSS MARGIN
Gross margin of $1,524.0 million decreased 167 basis points as a percentage of sales to 28.01% for the 40 weeks ended December 3, 2011 from gross margin of $1,862.9 million or 29.68% for the 40 weeks ended December 4, 2010 reflecting lower margins across all of our operating segments due to the lack of success of our lower price initiative in the first quarter of fiscal 2011 as described above in SALES as well as a reduction in vendor allowances that we have experienced during the bankruptcy.

The following table details the dollar impact of items affecting the gross margin dollar decrease in the 40 weeks ended December 3, 2011 as compared to the 40 weeks ended December 4, 2010 (in millions):

	Sales Volume	Gross Margin Rate	Total
Total company	$(248.2)	$(90.7)	$(338.9)

STORE OPERATING, GENERAL AND ADMINISTRATIVE EXPENSE
Our SG&A expense was $1,795.2 million or 33.00% as a percentage of sales for the 40 weeks ended December 3, 2011, as compared to $2,087.8 million or 33.26% as a percentage of sales for the 40 weeks ended December 4, 2010.

SG&A expenses for the 40 weeks ended December 3, 2011 included (i) net real estate related costs of $94.8 million, or 174 basis points, of which $63.3 million and $26.2 million were attributed to occupancy reserve adjustments related to April store closings and Southern store closings, respectively (ii) pension withdrawal costs of $13.9 million, or 26 basis points recorded in connection with the partial withdrawal from the multi-employer union pension plan (iii) net restructuring and other costs of $8.0 million, or 15 basis points (iv) net stock-based compensation related expense of $2.4 million, or 4 basis points (v) losses related to Hurricane Irene and other insurance deductible of $1.5 million, or 3 basis points and (vi) self-insurance reserve adjustments of $0.1 million, or 0.2 basis points.  These costs were partially offset by (vii) net real estate income of $40.9 million, or 75 basis points, of which $29.1 million related to gain from the sale of Southern stores.

SG&A expenses for the 40 weeks ended December 4, 2010 included (i) net real estate related costs of $49.6 million, or 79 basis points, of which $48.4 million was primarily attributed to the closing of 25 stores during the 12 weeks ended December 4, 2010 (ii) self-insurance reserve adjustments of $17.8 million, or 28 basis points (iii) stock-based compensation related expense of $1.2 million, or 2 basis points and (iv) net restructuring and other costs of $23.2 million, or 37 basis points.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Excluding the items listed above, SG&A as a percentage of sales decreased by 27 basis points during the 40 weeks ended December 3, 2011 as compared to the 40 weeks ended December 4, 2010.  Labor and occupancy costs decreased $124.4 million and $89.4 million, respectively, primarily attributable to a reduction in the number of open stores while the corresponding rates as a percentage of sales increased 31 basis points and decreased 30 basis points, respectively. Other miscellaneous expenses, as well as corporate and store related costs not allocated to segments, decreased $40.0 million primarily attributable to reduced benefits, occupancy and labor expenses, or a decrease of 35 basis points as a percentage of sales.  In addition, advertising and other operating expenditures decreased $26.8 million, or an increase of 7 basis points as a percentage of sales.

During the 40 weeks ended December 3, 2011 and December 4, 2010, we recorded impairment losses on long-lived assets due to closure or conversion of stores in the normal course of business of $5.1 million and $1.1 million, respectively.

LONG-LIVED ASSET IMPAIRMENT

Impairments due to closure or conversion in the normal course of business
We review assets in stores planned for closure or conversion for impairment upon determination that such assets will not be used for their intended useful life.  During the 40 weeks ended December 3, 2011, we recorded impairment charges on long-lived assets of $5.1 million related to stores that were closed or converted in the normal course of business, as compared to $1.1 million in impairment losses recorded during the 40 weeks ended December 4, 2010.  These amounts were recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations.

Impairments due to store closures
In January 2012, our Company filed a motion with the Bankruptcy Court seeking approval to close 14 stores in four states as our Company prepares to emerge from chapter 11.  These store closures are expected to be completed in our Company’s first quarter of fiscal 2012.  In connection with our review of long-lived assets at these stores, we recorded an impairment charge of $6.8 million during the 12 weeks ended December 3, 2011, of which $4.1 million and $2.7 million related to our Fresh and Pathmark reporting segments, respectively.

In April and May 2011, our Company obtained approval from the Bankruptcy Court to sell, or alternatively, to close, an additional 25 stores located in Maryland, Delaware and the District of Columbia.  During the first quarter of fiscal 2011, our Company held an auction whereby we agreed to sell our interests in 12 of our existing stores based in Maryland and the District of Columbia, all of which were a part of our Fresh reportable segment, for approximately $38.3 million in cash which primarily related to fixed assets.  The transactions closed during June and July 2011 resulting to a gain of $29.1 million, which was recorded within “Store operating, general and administrative expense” in our Consolidated Statements of Operations in the second quarter of fiscal 2011.  In connection with our review of long-lived assets at these stores, we recorded an impairment charge of $3.0 million all of which pertained to our Fresh reporting segment. These store closures and sales were completed by July 9, 2011.

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

Impairments due to unrecoverable assets
As part of the ongoing development of our Plan of Reorganization, during our third quarter of fiscal 2011, we refined our projected cash flows of baseline operations, before any potential cash flows that might result from capital improvements, for all locations.  For those locations where the projected undiscounted cash flows did not exceed the net carrying value of the long-lived assets, we determined the fair value of the long-lived assets and recorded an impairment charge of $94.4 million during the 40 weeks ended December 3, 2011, which related primarily to favorable leases and which also included capital leases and land and buildings, with a carrying amount of $216.1 million to their fair value of $121.7 million for the 40 weeks ended December 3, 2011.  The impairment charge of $94.4 million recorded during the 40 weeks ended December 3, 2011, related all to our Pathmark reportable segment.

We recorded an impairment charge of $40.2 million during the 40 weeks ended December 4, 2010, to partially write down stores’ long-lived assets. This amount related primarily to favorable leases and also included capital leases and land and buildings, with a carrying amount of $103.6 million to their fair value of $63.4 million for the 40 weeks ended December 4, 2010.  The impairment charge of $40.2 million recorded during the 40 weeks ended December 4, 2010 all related to Pathmark, with the exception of $0.9 million which related to SuperFresh.

These impairment amounts noted above were recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations.

As we worked through our turnaround plan during fiscal 2010, we experienced significant impediments to lowering our operating costs, leading to a revised projections and triggering a requirement for an interim impairment analysis for the third quarter of fiscal 2010. As a result of our testing, we concluded that no goodwill impairment was required, however an impairment of $12.7 million for our Pathmark trademark was recorded within “Goodwill, trademark, and long-lived asset impairment” in our Consolidated Statements of Operations during the 12 weeks ended December 4, 2010.

The effects of changes in estimates of useful lives were not material to ongoing depreciation expense. Our projected cash flows of baseline operations include an estimate for expected savings from the recently negotiated C&S supply agreement and the recently Modified CBAs. If current operating levels do not improve or the expected cost savings from Modified CBAs are not realized, there may be a need to take

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

further actions which may result in additional future impairments on long-lived assets, including the potential for impairment of assets that are held and used.

SEGMENT (LOSS) INCOME
	For the 40 Weeks Ended
	December 3, 2011	December 4, 2010
	(in thousands)
Fresh	$(14,138)	$28,618
Pathmark	(117,114)	(73,572)
Gourmet	12,518	14,294
Other	1,120	1,586
Total segment loss	$(117,614)	$(29,074)

Segment loss increased $88.5 million from a loss of $29.1 million for the 40 weeks ended December 4, 2010 to a loss of $117.6 million for the 40 weeks ended December 3, 2011. Our Fresh and Pathmark segments experienced segment income declines of $42.8 million and $43.5 million, respectively, primarily attributable to decrease in income from ongoing open stores of $59.9 million and $68.3 million, respectively, partially offset by improvements in labor and occupancy expenses along with reduced advertising expenses due to store closures.   Segment income from our Gourmet business and Other segment, representing Discount and Wine, Beer and Spirits, decreased by $1.8 million and $0.5 million, respectively, primarily driven by decreases in sales and gross margin.  Refer to Note 23 – Reportable Segments for further discussion of our reportable operating segments.

NONOPERATING INCOME
During the 40 weeks ended December 3, 2011 and 40 weeks ended December 4, 2010, we recorded favorable adjustments of $0.2 million and $10.2 million, respectively, relating to our Series B warrants acquired in connection with our purchase of Pathmark.  These adjustments are primarily a function of fluctuations in the market price of our Company’s common stock.

INTEREST EXPENSE, NET
Interest expense, net of $120.8 million for the 40 weeks ended December 3, 2011 decreased from the prior year expense of $147.3 million, primarily attributable to the aggregate decreases in contractual interest expense of $35.4 million for our Related Party Promissory Note, due August 18, 2011, 9.125% Senior Notes, due December 15, 2011, 5.125% Convertible Senior Notes, due June 15, 2011, 6.750% Convertible Senior Notes, due December 15, 2012, and 9.375% Notes, due August 1, 2039, all of which are unsecured obligations that we ceased accruing interest for during the fourth quarter 2010 as a result of the Bankruptcy Filing. We also had aggregate decreases of interest expense of approximately $18.0 million attributed to amortization of deferred financing fees and discounts on unsecured obligations that we ceased amortizing as a result of the Bankruptcy Filing as well as a decrease in interest expense of $9.1 million from our $655 million Credit Agreement, which was paid off with proceeds from the DIP Credit Agreement during the fourth quarter of fiscal 2010.

These decreases in interest expense were partially offset by interest expense for our DIP Credit Agreement of $28.7 million and an increase of $7.6 million in interest expense resulting from our self-insurance and GHI obligations.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

REORGANIZATION ITEMS, NET
For the 40 weeks ended December 3, 2011, professional fees of $40.0 million were accrued and $34.9 million were paid related to our Bankruptcy Filing. U.S. Trustee fees of approximately $0.8 million were incurred and paid during the 40 weeks ended December 3, 2011.

On June 2, 2011, our Company rejected its prior contract with C&S and entered into a new definitive supply agreement effective May 29, 2011.  As a result of our renegotiated contract, in the first quarter of fiscal 2011 we eliminated $34.1 million of previously recorded unfavorable contract liability.

During the 40 weeks ended December 3, 2011, we rejected 63 of our leases through the bankruptcy process and reduced the closed locations reserves balance associated with these leases by $52.6 million, $44.1 million of which was attributed to continuing operations and $8.5 million was attributed to discontinued operations. In connection with the rejection of the 63 leases, we also wrote off the related obligations under capital leases of $9.8 million, unfavorable lease liabilities of $3.2 million, real estate liabilities of $22.6 million, deferred real estate income of $9.4 million, other liabilities of $0.6 million with an offsetting write-off of other assets of $1.0 million, totaling $44.6 million, net.  Of this amount, $43.0 million relates to continuing operations and $1.6 million relates to discontinued operations.

In addition, we rejected 9 of our assigned leases through the bankruptcy process and wrote-off the related property, net of $13.5 million, with an offsetting write-off of deferred real estate income of $41.8 million, totaling $28.3 million. Of this amount, $4.2 million relates to continuing operations and $24.1 million relates to discontinued operations.

INCOME TAXES
The benefit from income taxes from continuing operations for the 40 weeks ended December 3, 2011 was $14.3 million, compared to the benefit from income taxes of $2.7 million for the 40 weeks ended December 4, 2010. Consistent with prior year, we continue to record a valuation allowance against our net deferred tax assets.

The effective tax rate on continuing operations of 3.5% and 0.6% respectively, for the 40 weeks ended December 3, 2011 and December 4, 2010, respectively, varied from the statutory rate of 35%, primarily due to state and local income taxes and the increase in our valuation allowance. The rate for the 40 weeks ended December 4, 2010 was also impacted by the mark to market of the Series B warrant issued in the acquisition of Pathmark as well as the recording of a deferred tax benefit related to the impairment of indefinite lived intangible assets.

DISCONTINUED OPERATIONS
Income from discontinued operations for the 40 weeks ended December 3, 2011 of $18.3 million increased from a loss from discontinued operations of $36.6 million for the 40 weeks ended December 4, 2010, primarily due to the rejection of property leases and the corresponding adjustment to the reserves balance associated with these leases to the allowable claims for damages of $8.4 million, writing off deferred real estate income of $24.6 million and obligations under capital leases of $1.6 million, lower legal expenses of $2.9 million, lower worker’s compensation expenses of $2.8 million, lower interest expense of $2.3 million, lower present value interest expense of $10.2 million and lower occupancy expenses of $13.7 million. The

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

increase in income from discontinued operations also includes an intraperiod tax allocation benefit of $2.8 million offset by provision for income taxes for reorganization items, net of $14.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following table presents excerpts from our Consolidated Statement of Cash Flows (in thousands):

	For the 40 Weeks Ended
	December 3, 2011	December 4, 2010
Net cash used in operating activities	$ (178,785)	$ (180,264)
Net cash provided by (used in) investing activities	22,950	(17,955)
Net cash provided by financing activities	34	38,204

Net cash used in operating activities decreased by $1.5 million during the 40 weeks ended December 3, 2011 as compared to 40 weeks ended December 4, 2010.  The decrease in cash used in operating activities is primarily the result of an improvement in the cash provided from working capital of approximately $107.5 million, which included $69.7 million in the current portion of the allowable claim for damages pertaining to rejected leases. Excluding the impact of the current portion of the allowable claim for damages pertaining to rejected leases, improvement in working capital was approximately $37.8 million. These improvements primarily resulted from recently settled trade agreements with certain key vendors, which increased our trade terms and reduced outstanding receivables from these vendors, as well as a reduction in inventory that was liquidated as part of our store closures.  Partially offsetting the impact of the improvement in working capital of $37.8 million was an increase in other assets of $34.9 million attributed mainly to the payment to C&S resulting from the renegotiated contract.

Net cash provided by investing activities increased by $40.9 million during the 40 weeks ended December 3, 2011 as compared to 40 weeks ended December 4, 2010.  The increase in cash provided by investing activities is primarily due to increased proceeds via the disposal of property during the current fiscal period as compared to the prior year period of $9.8 million, proceeds from the sale of pharmacy assets during fiscal 2011 of $4.8 million and lower property expenditures of $29.8 million.  The increase in cash provided by investing activities is offset by an increase in restricted cash of $3.5 million. Property expenditures during the 40 weeks ended December 3, 2011 totaled $33.1 million, relating to equipment and leasehold improvements for existing stores, addition of one new store and two remodels as compared to $62.9 million during the 40 weeks ended December 4, 2010, which related to one off-site replacement and one remodel.

Net cash provided by financing activities decreased $38.2 million during the 40 weeks ended December 3, 2011 as compared to 40 weeks ended December 4, 2010.  The decrease in cash provided by financing activities was primarily due to the respective absences of the proceeds under our revolving lines of credit of $619.5 million, proceeds from sale-leaseback transaction of $89.8 million and issuance of long-term debt of $0.8 million, payments under our revolving lines of credit of $636.4 million and dividends on preferred stock of $10.5 million, which were received and paid during the 40 weeks ended December 4, 2010. These decreases which were partially offset by an increase in book overdrafts of $21.2 million and proceeds from long-term real estate liabilities of $2.0 million during the 40 weeks ended December 3, 2011.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Working Capital
At December 3, 2011, we had working capital of $101.6 million compared to working capital of $709.3 million, at February 26, 2011 excluding liabilities considered subject to compromise.  Considering working capital type items classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets, we had negative working capital of $435.8 million at December 3, 2011 compared to positive working capital of $189.3 million at February 26, 2011.  We had cash and cash equivalents aggregating $196.8 million at December 3, 2011 compared to $352.6 million at February 26, 2011.  The remaining decrease in working capital was attributable primarily to the following:

•	An increase in the current portion of our long-term debt due to the reclassification of our term loan under the DIP Credit Agreement, due June 14, 2012;
•	A decline in inventories primarily related to reduced number of open locations;
•
A decrease in accounts receivable, primarily related to 1) lower sales, 2) settlement of C&S pre-petition accounts receivable, 3) a reduction in vendor allowances that we have experienced during the Bankruptcy, as well as, 4) an improvement in the collection rate from certain vendors since the Bankruptcy Filing;

•	An increase in accrued taxes attributed to timing of payment;
•
An increase in other accruals resulting from the current portion of the allowable claim for damages pertaining to rejected leases that are expected to be settled upon our Company’s emergence from the Bankruptcy Filing; and

•	An increase in book overdrafts primarily due to timing.

Partially offset by the following:

•
A decrease in accounts payable primarily related to 1) payment of certain pre-petition liabilities as permitted by various court orders, as well as, 2) settlement of C&S pre-petition liabilities as a result of the renegotiation of the contract, partially offset by 3) an increase in payable from certain DSD vendors resulting from the execution of trade agreements;

•
A decline in accrued salaries, wages and benefits, primarily related to 1) reversal of the incentive compensation accrued for our executive and non-executive employees based on our operating results, as well as, 2) a decrease in accrued vacation;

•	An increase in restricted cash that can only be used as collateral for our new Letter of Credit Agreement with our DIP Lenders; and
•	An increase in prepaid expenses and other current assets primarily due to an increase in prepaid rent due to timing of payments.

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Debt Obligations

Our debt obligations consisted of the following (in thousands):

	At	At
	December 3, 2011	February 26, 2011
Debtor-in-Possession Credit Agreement, due June 14, 2012	$350,000	$350,000
Related Party Promissory Note, due August 18, 2011	10,000	10,000
5.125% Convertible Senior Notes, due June 15, 2011(1)	165,000	165,000
9.125% Senior Notes, due December 15, 2011(1)	12,840	12,840
6.750% Convertible Senior Notes, due December 15, 2012(1)	255,000	255,000
11.375% Senior Secured Notes, due August 1, 2015	260,000	260,000
9.375% Notes, due August 1, 2039(1)	200,000	200,000
Other	2,351	2,544
Subtotal	1,255,191	1,255,384
Less current portion of long-term debt	(350,000)	(159)
Less long-term debt - subject to compromise	(905,191)	(905,225)
Long-term debt	$-	$350,000

(1)	Represents public debt obligations.

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

In connection with the Bankruptcy Filing, on December 13, 2010, the Bankruptcy Court entered its interim financing order, among other things, permitting us to enter into a Superpriority Debtor-in-Possession Credit Agreement as amended and restated in its entirety by that certain Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of December 21, 2010, further amended and restated in its entirety by that certain Second Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 10, 2011, further amended and restated in its entirety by that certain Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of January 13, 2011, further amended by that certain First Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of July 8, 2011, further amended by that certain Second Amendment to the Third Amended and Restated Superpriority Debtor-in-Possession Credit Agreement dated as of September 21, 2011 (the “Second Amendment to the DIP Credit Agreement”) as may be further amended, amended and restated, supplemented or otherwise modified from time to time (the “DIP Credit

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (in such capacity, the “Agent”), the lenders from time to time party thereto (collectively, the “DIP Lenders”) and our Company and certain subsidiaries as borrowers thereunder.  On December 14, 2010, we satisfied all of the conditions to the effectiveness of the DIP Credit Agreement and to the initial closing thereunder and consummated the transactions contemplated thereunder including the refinancing in full of our Company’s and its applicable subsidiaries’ obligations under the pre-existing first lien credit facility evidenced by the Credit Agreement (refer to Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on January 11, 2011.  Pursuant to the terms of the DIP Credit Agreement:

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

The DIP Credit Agreement also contains certain financial covenants. The Second Amendment to the DIP Credit Agreement amended the covenants regarding minimum excess availability and minimum cumulative EBITDA. The Second Amendment to the DIP Credit Agreement changed the measurement intervals for minimum excess availability requirements and reduced the minimum cumulative EBITDA requirements to have them measured beginning with respect to the period ending December 31, 2011 rather than prior to such time as required by the DIP Credit Agreement, provided that if the Company has filed a Plan of Reorganization reasonably satisfactory to the DIP Lenders prior to December 31, 2011, the measurement period for the minimum cumulative EBITDA covenant will be measured beginning on February 25, 2012. The financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, include a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after the delivery of

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

financial statements to the DIP Lenders for the period ended December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

The Administrative Agent for the DIP Lenders has confirmed that it is reasonably satisfied with our Company’s Plan of Reorganization and, as such, the minimum EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 have been waived. If the treatment of the DIP Lenders’ claims under the Plan of Reorganization is subsequently modified, the minimum cumulative EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 may revert. There is no guarantee that we will continue to receive such waiver for future periods from our DIP Lenders if we continue not to be in compliance with the required covenant.

Meeting our EBITDA covenant requires increasing levels of performance throughout the years, including the successful implementation of our business improvement initiatives. As part of these initiatives, we entered into a definitive supply agreement with C&S to provide Services and on December 5, 2011, subsequent to our balance sheet date, we negotiated with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. When establishing the EBITDA covenants, we anticipated entering these agreements earlier in the fiscal year. Due to the timing of the recently negotiated agreements, these savings did not start to be realized until the fourth quarter of 2011 but were included in EBITDA covenant requirement outlined above. As a result, as of December 3, 2011, we are currently expecting EBITDA to be below the minimum cumulative EBITDA covenant level above for December 31, 2011 although, as noted above, that covenant has been waived. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

The Great Atlantic & Pacific Tea Company, Inc.
Management’s Discussion and Analysis - Continued

We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by realizing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

After our Company’s Bankruptcy Filing on December 12, 2010, we repaid our $655.0 million Credit Agreement with a balance of $140.5 million with the proceeds from the $350.0 million term loan under the DIP Credit Agreement. At January 10, 2011, we received court approval to draw down on the $450.0 million revolver which provided, after adjusting for letters of credit and borrowing base collateral requirements, an additional $147.7 million of availability as of December 3, 2011. As of December 3, 2011, we held excess cash not utilized in our store operations of $111.4 million.  The $147.7 million of availability is further subject to a current minimum availability covenant of $100.0 million.  Based on the $350.0 million term loan under the DIP Credit Agreement becoming due on June 14, 2012, and if the expected savings from the recently negotiated Modified CBAs are not realized, there is substantial doubt about our Company’s ability to continue as a going concern and meet our obligations for the next twelve months.

Amended and Restated Securities and Purchase Agreements
On November 3, 2011, our Company entered Amended and Restated SPAs to infuse our Company with $490.0 million new debt and equity investments from private investors comprised of (a) certain holders of our Company’s prepetition 5.125% unsecured convertible notes due in 2011, 6.75% unsecured convertible notes due in 2012 and 9.375% senior quarterly interest bonds due August 1, 2039 and (b) certain affiliates of The Yucaipa Companies LLC, holders of our Company’s “Series A-Y” convertible preferred stock and “Series A-T” convertible preferred.  On December 6, 2011, the Bankruptcy Court authorized our Company to execute and deliver to the Investors the Amended and Restated SPAs. The Amended and Restated SPAs serve as the foundation to allow our Company to complete the restructuring of our balance sheet and emerge successfully from chapter 11 as a private entity in early 2012.

Pursuant to the Amended and Restated SPAs, the Investors are providing a total new money cash investment of $490.0 million in the form of (i) new privately placed $210.0 million face value second lien notes due November 2017, to be purchased by the Investors at an aggregate purchase price equal to 95% of the face value, (ii) new privately placed $210.0 million face value convertible third lien notes due 2018, to be purchased by the Investors at the face value and (iii) a new privately placed $80.0 million investment in an aggregate of 800,000 shares of our Company’s new common stock.

Upon the plan effective date, our Company’s existing debtor-in-possession financing facility is required to be refinanced with a similar facility that will be raised on market terms that are in form and substance reasonably satisfactory to the Investors. The proceeds of the Exit Facility and the New Money Commitment, combined with our Company’s then existing cash on hand will provide the funding for the reorganization, including paying certain secured creditors in full in cash, and will provide a cash pool of $40.0 million, less the amount distributed pursuant to a substantive consolidation settlement cash pool, for distributions to general unsecured creditors.

The Closing contemplated thereunder is subject to the fulfillment of the conditions precedent set forth in the Amended and Restated SPAs refer to Note 1 – Basis of Presentation for additional information.

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

The Preferred Stock issuance was classified within temporary stockholders’ equity in our Consolidated Balance Sheets as of December 3, 2011 and February 26, 2011. The holders of the Preferred Stock are entitled under a pre-bankruptcy agreement to an 8.0% dividend, payable quarterly in arrears in cash or in additional shares of Preferred Stock if our Company does not meet the liquidity levels required to pay the dividends.  We are currently not accruing for the 8% dividend and no dividends have been paid during the pendency of our bankruptcy case.

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

During the 12 and 40 weeks ended December 3, 2011, we recorded deferred financing fees amortization of $0.4 million and $1.3 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $3.7 million, respectively, within “Additional paid-in capital”. During the 12 and 40 weeks ended December 4, 2010, we recorded deferred financing fees amortization of $0.4 million and $1.3 million, respectively, and embedded beneficial conversion features accretion of $1.1 million and $3.7 million, respectively, within “Additional paid-in capital”.  During the 12 and 40 weeks ended December 4, 2010, we accrued Preferred Stock dividends of $3.2 million and $10.6 million, respectively, within “Additional paid-in capital” and paid Preferred Stock cash dividends of $3.5 million and $10.5 million, respectively.

Share Lending Agreements
We had share lending agreements with certain financial institutions, pursuant to which we loaned 8,134,002 shares of our stock of which 6,300,752 shares were sold to the public on December 18, 2007 in a public offering to facilitate hedging transactions relating to the issuance of our 5.125% and 6.750% Senior Convertible Notes. We did not receive any proceeds from the sale of the borrowed shares.  We received a nominal lending fee from the financial institutions pursuant to the share lending agreements. Any shares we loan are considered issued and outstanding.  Investors that purchase borrowed shares are entitled to the same voting and dividend rights as any other holders of our common stock; however, the financial institutions do not have rights pursuant to the share lending agreements.  As of December 3, 2011, there were no shares outstanding under our share lending agreement with Bank of America, N.A.

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

Other
We participate in various multi-employer pension plans which are administered jointly by management and union representatives.  During the fourth quarter of fiscal 2008, we made a standard withdrawal from one of our multi-employer pension plans, to limit our pension benefit obligation to our employees, as we believed that this plan was likely to have funding challenges and would require higher contributions in the future, and recorded a standard withdrawal liability of $28.9 million.  During the second quarter of fiscal 2010, we received notification that the trustees of the multi-employer pension plan have voted to go into a mass withdrawal. The impact of the mass withdrawal to our Company is not currently estimable, therefore no adjustment has been recorded in our consolidated financial statements. We may have a potential additional withdrawal obligation of up to $50 million payable over a period of up to 25 years in the future.  This preliminary estimate is subject to change due to the uncertainty as to the number of participants that will be subject to mass withdrawal and the finalization of asset values and calculations by the multi-employer pension plan.  During the first quarter of fiscal 2011, we received notification from the trustees of a multi-employer union pension plan for payment of a partial withdrawal resulting from the closure of certain Pathmark stores in fiscal 2009. The impact of the partial withdrawal is a liability of approximately $14.3 million, which is included within “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 3, 2011.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of our critical accounting policies may be found in the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 26, 2011.  Except as noted below, there have been no significant changes in these policies during the 40 weeks ended December 3, 2011.

Effective June 19, 2011, our Company changed its method of valuing inventories held at our Pathmark stores from the last-in first-out (“LIFO”) method to the first-in first-out (“FIFO”) method. As previously noted, our Company entered into a definitive supply agreement with C&S effective May 29, 2011 to provide Services in support of a substantial portion of our Company’s supply chain. As a result of the agreement with C&S, our Company began transitioning our inventory to different warehouses such that, beginning in our second fiscal quarter of 2011, the Pathmark inventory is no longer separately segregated and managed. Our Company believes that the FIFO method of inventory valuation is preferable under GAAP and improves financial reporting because it conforms all of our Company’s inventories to a consistent inventory method and the use of FIFO better aligns costing with our Company’s forecasting and procurement decisions.  As described in the accounting guidance for accounting changes and error corrections, the comparative Consolidated Financial Statements of prior periods presented have been adjusted to apply the new accounting method retrospectively. Refer to Note 1 - Basis of Presentation to our Consolidated Financial Statements for the effect of the change to our Consolidated Statements of Operations and Consolidated Balance Sheets.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, specifically for our DIP Credit Agreement. Our Company would have potential exposure to changes in interest rates when the adjusted LIBOR resets. During the third quarter of 2011, a presumed 1% change in the adjusted LIBOR would not have impacted interest expense as the combination of the LIBOR rate of 39 basis points and a 1% increase would remain below the adjusted LIBOR floor of 175 basis points.  As of December 3, 2011, we did not have cash flow exposure due to rate changes on any of our other debt securities because they are at fixed interest rates ranging from 2.25% to 11.375%.  Accordingly, as of December 3, 2011, we did not have exposure to variable floating interest rates. During the 12 and 40 weeks ended December 4, 2010, a presumed 1% change in the variable floating rate would have impacted interest expense by $0.3 million and $1.0 million, respectively.

Foreign Exchange Risk
As of December 3, 2011, we did not have exposure to foreign exchange risk as we did not hold any significant assets denominated in foreign currency.

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

There have been no changes during our Company’s fiscal quarter ended December 3, 2011 in our Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

The Company believes it may have been the subject of fraud involving the misappropriation of Company monies that may exceed the sum of $1.0 million.  The precise scope, magnitude, nature and quality of the possible fraud cannot be determined at this time and is the subject of an ongoing investigation by the Company.  The matter has also been reported to governmental authorities as well as those charged with governance.  However, based on the facts known to date, the Company currently does not believe this event will require the restatement of any of the Company’s previous financial statements, nor is it expected to have a material effect on the Company's financial position.

PART II.  OTHER INFORMATION

ITEM 1 – Legal Proceedings

Refer to Note 22 – Commitments and Contingencies to our Notes to Consolidated Financial Statements for a discussion of our legal proceedings.

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

We are currently operating our business as debtors-in-possession in chapter 11. The continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Agreement described in Note 9 – Indebtedness and Other Financial Liabilities to our Consolidated Financial Statements; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability, including by realizing necessary near-term cost concessions from our business and labor partners; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

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

The DIP Credit Agreement also contains certain financial covenants, as amended by the Second Amendment to the DIP Credit Agreement, including a minimum excess availability covenant of $100.0 million (or $75.0 million at any time after the delivery of financial statements to the DIP Lenders for the period ended December 31, 2011 but prior to the delivery of financial statements to the DIP Lenders for the period ended February 25, 2012, or $50.0 million at any time thereafter), minimum liquidity covenant of $100.0 million and minimum cumulative EBITDA covenant as defined in the DIP Credit Agreement.  Minimum cumulative EBITDA measured beginning on September 11, 2011 to and including the applicable date set forth in table below is as follows (in millions):

Date	Minimum Cumulative EBITDA
December 31, 2011	10.0
January 28, 2012	25.0
February 25, 2012	40.0
March 24, 2012	55.0
April 21, 2012	70.0
May 19, 2012	85.0
June 16, 2012	100.0

The Administrative Agent for the DIP Lenders has confirmed that it is reasonably satisfied with our Company’s Plan of Reorganization and, as such, the minimum EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 have been waived. If the treatment of the DIP Lenders’ claims under the Plan of Reorganization is subsequently modified, the minimum cumulative EBITDA covenants for the respective periods ended December 31, 2011 and January 28, 2012 may revert. There is no guarantee that we will continue to receive such waiver for future periods from our DIP Lenders if we continue not to be in compliance with the required covenant.

Meeting our EBITDA covenant requires increasing levels of performance throughout the years, including the successful implementation of our business improvement initiatives. As part of these initiatives, we entered into a definitive supply agreement with C&S to provide Services and on December 5, 2011, subsequent to our balance sheet date, we negotiated with union locals to obtain consensual modifications to collective bargaining agreements necessary for our successful reorganization. When establishing the EBITDA covenants, we anticipated entering these agreements earlier in the fiscal year. Due to the timing of the recently negotiated agreements, these savings did not start to be realized until the fourth quarter of 2011 but were included in EBITDA covenant requirement outlined above. As a result, as of December 3, 2011, we are currently expecting EBITDA to be below the minimum cumulative EBITDA covenant level above for December 31, 2011 although, as noted above, that covenant has been waived. A financial covenant violation could result in termination of the DIP Credit Agreement and/or termination of our access to funding thereunder. If either (or both) of those were to occur, our Company could be without sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we may be unable to successfully reorganize.

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

We have substantial indebtedness. As of December 3, 2011, we had total indebtedness of $1,357.5 million, consisting of approximately $350.0 million outstanding under our debtor-in-possession financing, $260.0 million of senior secured notes – subject to compromise, $645.2 million of other outstanding notes – subject to compromise, approximately $102.3 million outstanding under obligations under our capital leases, $44.3 million of which are subject to compromise.  Our indebtedness could have important consequences to you. For example, it could: (i) make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness, (ii) require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and (vi) place us at a competitive disadvantage compared to certain competitors that have proportionately less debt.

•	We are affected by increasing labor, benefit and other operating costs and a competitive labor market and are subject to the risk of unionized labor disruptions.

Our financial performance is greatly influenced by increasing wage and benefit costs, including pension and health care costs, a competitive labor market and the risk of labor disruption of our highly unionized workforce.

We have approximately 35,500 employees, of which approximately 69% are employed on a part-time basis. Over the last few years, increased wage and benefit costs have caused our Company’s labor costs to increase. While we have completed the negotiations with our union partners for revised terms of employment for our unionized employees, we cannot assure you that our labor costs will not continue to increase, or that any such increases would be offset through increased prices of products in our stores. Any significant failure to attract and retain qualified employees, to control our labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on our results of operations.

As of December 3, 2011, approximately 93% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiations. Although we have completed our negotiations to modify the collective bargaining agreements that are necessary for our Company to reorganize, the anticipated savings from these modifications may not materialize.

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

THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

Date:  January 17, 2012                                           By:                 /s/ Melissa E. Sungela
       Melissa E. Sungela, Senior Vice President,
       Corporate Controller (Chief Accounting Officer
      and Duly Authorized Officer)